Form 10KSB
period 1995-11-30
PLAYORENA INC
filed 1996-08-22
CIK 852766

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

X                   Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                     For the fiscal year ended NOVEMBER 30, 1995

                     Transition report under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

    For the transition period from                               to
                                    ----------------------------    ------------

                            Commission File number 0-18412

                                    PLAYORENA INC.
                    (Name of small business issuer in its charter)

              NEW YORK                                11-2602120
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

                22 MANHASSET AVENUE, PORT WASHINGTON, NEW YORK  11050
                (Address of principal executive offices)   (Zip Code)

                      Issuer's telephone number:  (516) 883-7529

      Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

         Securities registered pursuant to Section 12(g) of the Exchange Act:

                            COMMON STOCK. $.001 PAR VALUE
                                   (Title of class)
              COMMON STOCK PURCHASE WARRANTS (EXPIRED JANUARY 16, 1996)
                                   (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $453,458

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of July 30, 1996 was approximately $98,782. (Based on the average high and low bid and asked prices ($0.03) of the Company's Common Stock on July 30, 1996.)

         The number of shares outstanding of the registrant's Common Stock, as of July 30, 1996 was 8,262,910 shares of Common Stock. (But see Item 1 - "Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit" for a discussion of the Company's commitment to issue an additional 4,500,000 shares of Common Stock)

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                  TABLE OF CONTENTS
                                  -----------------


                                                                            PAGE
PART I                                                                      ----
- ------

Item 1  -  Description of Business . . . . . . . . . . . . . . . . . . . . . 1
Item 2  -  Description of Property . . . . . . . . . . . . . . . . . . . . .11
Item 3  -  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .11
Item 4  -  Submission of Matters to a Vote of Security Holders . . . . . . .11


PART II
- ------

Item 5  -  Market for Common Equity and Related Stockholder Matters. . . . .12
Item 6  -  Management's Discussion and Analysis or Plan of Operation . . . .14
Item 7  -  Financial Statements. . . . . . . . . . . . . . . . . . . . . . F-1
Item 8  -  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . . . .15



PART III
- --------

Item 9  -  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act . . . . . . . .16
Item 10 -  Executive Compensation. . . . . . . . . . . . . . . . . . . . . .19
Item 11 -  Security Ownership of Certain Beneficial Owners and Management. .22
Item 12 -  Certain Relationships and Related Transactions. . . . . . . . . .25



PART IV
- -------

Item 13 -  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .28

Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

                                        PART I
                                        ------

ITEM 1.  DESCRIPTION OF BUSINESS.

         Playorena Inc. (the "Company") was incorporated in the State of New York in 1981 and owns and operates centers that offer recreational play and exercise programs for children between three months and four years of age. The Company was founded by Susan Astor based upon a similar program developed, in substantial part, by Ms. Astor at a community center in Marin County, California in 1974. The programs bring together children and their parents in recreational activities organized according to developmental stages providing children an opportunity to practice age-appropriate skills through play and providing an opportunity for a positive social experience for parents.

RECENT EVENTS

         ASSET PURCHASE AGREEMENT WITH MICHAEL ASTOR

         Despite the best efforts of management to reduce costs by significantly decreasing the number of locations in operation, during the fiscal year ended November 30, 1995, the Company sustained losses from operations of $477,693. As the Company has been unable to raise the required capital, the Company's ability to continue its business in its present form has been increasingly called into question. Accordingly, the Company has decided to divest all of its operations.

         Beginning in April, 1995, the Company began negotiating with Michael Astor with respect to the possible acquisition by Mr. Astor of all of the assets of the Company. On April 14, 1995, the Company entered into an Asset Purchase Agreement (the "Agreement") with Michael Astor (who, along with his wife, Susan Astor, comprise all of the current officers and members of the Board of Directors of the Company), pursuant to which an entity to be formed by Mr. Astor (the "Purchaser") will acquire all of the assets and properties of the Company, including, without limitation, all copyrights, trademarks, trade names (including the name "Playorena"), accounts receivable, equipment, inventory, cash and cash equivalents, in exchange for the Purchaser's assumption of certain liabilities of the Company and the transfer to the Company by Mr. and Mrs. Astor of 1,041,800 shares of common stock of the Company, $.001 par value per share (the "Common Stock"), representing all of the Common Stock of the Company owned by Mr. and Mrs. Astor. The assets to be transferred and the liabilities to be assumed have an approximate value of $276,000 and $478,000, respectively, at November 30, 1995, and $270,000 and $471,000, respectively, at February 29, 1996.

         The terms of the Agreement were negotiated on behalf of the Company by Robert M. Rubin. Mr. Rubin owns 2,923,334 shares of Common Stock of the Company, representing 22.9% of the issued and outstanding shares of Common Stock. In addition, in consideration for a loan made to the Company by Mr. Rubin in January 1994 and due in September 1995, Mr. Rubin was granted a first priority security interest in all of the assets of the Company. As the Company does not presently have the resources to repay the $200,000 principal amount of the secured loan to Mr. Rubin, since September 30, 1995, Mr. Rubin has had the right to foreclose on his security interest in all of the assets of the Company. (See "Description of Business - Recent Events - Loan to the Company"). Pursuant to the terms of the Agreement, Mr. Rubin will be required to release his security interests so that the Purchaser will obtain title to the Company's assets free and clear of any liens or encumbrances.

         The Agreement specifically provides that the Company shall retain "all claims for tax refunds, tax loss carry forwards or carry backs or tax credits of any kind" applicable to the Company's business prior to the closing of the Asset Sale. As of November 30, 1995, the Company has net operating loss carry forwards of approximately $4,900,000 that expire between 1998 and 2009, and investment tax credit carry forwards of approximately $16,000, which expire in 1998. Without future profits by the Company, such tax losses are of limited or no value. The Agreement further specifies that the following liabilities will NOT be assumed by the acquiring entity:

    (i)    liabilities owed to certain affiliates of the Company, including
Mr. Rubin, estimated to be $878,333 in the aggregate (including $143,333 loaned to the Company since January 1995);

    (ii) liabilities owed to Solomon & Moskowitz, P.C. and certain other professionals who have provided services to the Company, estimated to be $40,000 aggregate;

    (iii) amounts owed to the Company's transfer agent and to Standard and Poors, estimated to be $6,600 in the aggregate;

    (iv)   claims made against the Company by shareholders of the Company;

    (v) certain fees incurred in connection with compliance with applicable securities laws; and

    (vi) all liabilities and obligations of the Company arising after the closing of the Asset Sale.

         The financial statements included in this Annual Report for the year ended as of November 30, 1995, indicate that the Company had negative working capital of $1,284,299 and negative cash flows from operating activities of $214,724 for the year then ended. Based upon the proposed structure of the transaction set forth in the Agreement, immediately following the closing of the Asset Sale the Company will have no assets or business but will retain estimated liabilities of $878,333, plus certain obligations incurred between August 31, 1995 and the date of the closing, plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such a business should be offered to the Company, the acquisition is likely to result in immediate and substantial dilution to the shareholders of the Company.

         Although the Agreement provides for the assumption by the Purchaser and, indirectly, by Mr. Astor personally, of significant liabilities of the Company, there can be no assurance that such liabilities will be satisfied. The Purchaser will be formed by Mr. Astor for the purpose of acquiring the Playorena assets and continuing the business on a significantly smaller scale. Neither the Purchaser nor Mr. Astor presently have sufficient resources to satisfy all of the liabilities to be assumed.

         In order to afford the Company the flexibility to attempt to raise additional capital and/or acquire another business subsequent to the Asset Sale, management believes that it would be in the Company's best interest to reverse split the shares of Common Stock outstanding immediately subsequent to the Asset Sale on a 20 shares for one share basis so that the number of shares of Common Stock outstanding immediately subsequent to the reverse stock split will be 750,000 (including 3,278,890 pre-split shares to be issued prior to the closing to Messrs. Rubin, Lawrence Kaplan, Stanley Kaplan and Jaroslow in consideration for their lending the Company an aggregate of $143,333, see "Additional Loans From Affiliates of the Company"). Increasing the number of authorized but unissued shares of Common Stock will insure that authorized but unissued shares will be available for stock dividends or stock splits, possible acquisitions, financings, stock option or purchase plans and other corporate purposes in the future, without the necessity of further shareholder action. Such flexibility will enable the Company's Board of Directors to issue additional shares of Common Stock without further approval by the shareholders upon such terms and at such times as the Board may determine. Holders of the Common Stock have no preemptive rights to subscribe to such shares. The Company currently has no understandings, agreements, plans or commitments that would involve the issuance of additional shares of Common Stock.

         The Board of Directors of the Company is presently comprised of Mr. Michael Astor and Mrs. Susan Astor, husband and wife. As the Agreement contemplates the resignation of Mr. and Mrs. Astor as officers and directors of the Company effective upon the closing of the Asset Sale, the Board of Directors, in consultation with Mr. Rubin, has nominated Messrs. Rubin, Lawrence E. Kaplan and Alfred Romano as directors of the Company to serve from the date of the closing of the Asset Sale until their successors shall be duly elected and qualified. Messrs. Kaplan and Rubin were originally elected to the Board of Directors on October 26, 1994 pursuant to terms of a letter agreement concerning a proposed merger of the Company. (See "Description of Business - Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit.") When the contemplated merger was subsequently abandoned, Messrs. Kaplan and Rubin resigned as directors on March 27, 1995. Additional information about the persons nominated to serve as directors of the Company is set forth under "Management."

         In light of its decision to divest all of its operations, the Company is accounting for the historical results of the business as discontinued operations. In this regard, in accordance with generally accepted accounting principals, the Company has an unrecorded gain on disposal at November 30, 1995 of approximately $95,000, representing the amount by which estimated liabilities to be assumed exceed the aggregate of the estimated value at closing of assets to be divested and the estimated losses through disposal date. At the time that the Asset Sale is consummated, the Company will recognize the actual dollar amount of this unrecorded gain.

         In light of the fact that the Agreement concerns the sale of assets to an entity controlled by the current directors of the Company, the Board of Directors had originally relied upon Mr. Rubin, a controlling shareholder of the Company, to negotiate the transaction on behalf of the Company and the shareholders. The Board of Directors subsequently adopted a resolution ratifying the actions of Mr. Rubin, and authorizing the execution of the Agreement by Mr. Astor, as Vice President, and the recommendation of the sale to the shareholders. The Board of Directors has not retained an independent financial advisor to pass upon the fairness of the Agreement.

         Obtaining the approval of the holders of not less than 66 2/3% of the issued and outstanding shares of capital stock of the Company at the Company's upcoming Special Meeting of Shareholders is a condition precedent to the closing of the Asset Sale contemplated by the Agreement. The Company is currently preparing the requisite solicitation/disclosure documentation and will call a special meeting of the shareholders as soon as possible to obtain such approval. In addition, as the Agreement requires Mr. and Mrs. Astor to resign as officers and directors of the Company, in the event that the transaction is approved by the shareholders, the Company will also request that the shareholders elect Messrs. Rubin, Romano and Lawrence Kaplan as directors of the Company.

         Consummation of the Asset Sale does not require the Company to satisfy any Federal or state regulatory requirements or to obtain any government approvals.

         LOAN TO THE COMPANY

         On January 19, 1994, the Company executed and delivered to Robert M. Rubin a Revolving 10% Promissory Note in the principal amount of $200,000 (the "Note") pursuant to which the Company had borrowed as of February 18, 1994 the maximum aggregate principal amount of $200,000. The loan is secured by a continuing security interest in all of the assets of Playorena.

         Advances made pursuant to the Note were due on September 30, 1995 and were not paid. The Company does not at the present time have the resources to repay the Note and Mr. Rubin has the right to foreclose on his security interest in all of the assets of the Company. In consideration of the loan and credit facility provided by Mr. Rubin, the Company issued 200,000 shares of the Company's Common Stock to Mr. Rubin.

         PRIVATE PLACEMENT OF EQUITY AND DEBT

         In May 1994, the Company commenced and completed a private placement of five units, each unit consisting of 22,222 shares of the Company's common stock and a promissory note in the principal amount of $50,000, bearing interest at the rate of ten percent per annum, with principal and interest due at the earlier of the closing of any debt or equity offering of the Company's securities yielding gross proceeds in excess of $1,500,000 or September 30, 1995. As each of the units was sold by the Company for $50,000, the Company derived an aggregate of $250,000 from the private placement. With the exception of one-half of one unit acquired by Lawrence E. Kaplan, a nominee to be elected as a director of the Company, all of the units were acquired by unaffiliated persons. The promissory notes were not repaid and the Company does not at the present time have the resources to repay the promissory notes.

         TERMINATION OF PLAN OF REORGANIZATION, ISSUANCE OF SHARES AND LINE OF CREDIT

         As a condition to Mr. Rubin's agreement to make the above described loan to the Company, on April 13, 1994 the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Kids `N Things, Inc., a newly formed Delaware corporation wholly-owned by Messrs. Rubin, Bernard Tessler and Jerome Feldman and formed for the sole purpose of facilitating the merger ("Kids `N Things"). In accordance with the terms of the Reorganization Agreement, Alan Goldberg, Kent Q. Kreh, Mark Levine and Richard A. Samber resigned as directors of the Company and Bernard Tessler, Philip Baird and Louis Horvitz were appointed to the Board as designees of Kids `N Things.

         Pursuant to the terms of a letter agreement dated November 18, 1994 (the "Letter Agreement") among the Company and each of Michael Astor, Susan Astor and Fred Jaroslow (then current directors of the Company), in their individual capacities, and Lawrence E. Kaplan, Stanley Kaplan and Mr. Rubin (the "Investors"), the Company agreed to: (i) cause the Board of Directors of each of the Company and Kid `N Things to terminate the Reorganization Agreement; (ii) issue 1,500,000 shares of Common Stock to Bernard Tessler in consideration of the payment of $2,000 and past services rendered to the Company; (iii) elect each of Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan (the son of Stanley Kaplan) to fill three vacancies on the Board of Directors caused by the resignations of Messrs. Tessler, Baird and Horvitz; (iv) issue an aggregate of 100,000 shares of Common Stock to Jerry Feldman in consideration of the payment of $100 and past services rendered to the Company, (v) issue an aggregate of 3,250,000 shares of Common Stock to Messrs. Andrew Kaplan (as Stanley Kaplan's designee), Lawrence E. Kaplan and Rubin in consideration of the payment of an aggregate of $4,200, past financial consulting services rendered and the joint and several agreement among the Investors to make available to the Company a $275,000 line of credit (the "Line of Credit"); and (vi) issue 400,000 shares of Common Stock to Mr. Rubin in consideration of the payment of $400 and his agreement to waive any and all defaults by Playorena to make current interest payments through the maturity date arising under the Note. The 5,250,000 shares of Common Stock to be issued to Mr. Tessler pursuant to the Letter Agreement were reduced by 750,000 shares pursuant to a subsequent letter agreement between the Company and Mr. Tessler dated April 10, 1995 (the "Second Letter Agreement"), wherein Mr. Tessler agreed, among other things, to reduce the total number of shares of Common Stock to be issued to him from 1,500,000 to 750,000. The total number of shares now required to be issued pursuant to the Letter Agreement is 4,500,000. Issuance of the 4,500,000 shares required to be issued pursuant to the Letter Agreement will result in immediate and substantial dilution of the interests of the current shareholders of the Company.

         On October 26, 1994, Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan were elected to the Board of Directors. Each of Mr. and Mrs. Astor, the current directors of the Company, agreed to vote to elect three designees of the Investors to the Board of Directors of the Company until such time as the Line of Credit is repaid or the Investors default on their obligations arising under the Line of Credit. Each of the Investor's designees to serve on the Board of Directors have agreed to resign upon the earlier of repayment of all outstanding amounts of principal and accrued interest under the Line of Credit or a material breach of the Line of Credit by any of the Investors, unless such designees have previously been elected to the Board of Directors by vote of the Company's shareholders. Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan subsequently resigned as directors and no replacements have as yet been designated by the Investors.

         The Letter Agreement establishing the Line of Credit provides that the outstanding principal amount drawn down shall bear interest at the rate of 10% per annum, with principal and interest due on September 30, 1995. To date, the Company has borrowed the full amount available under the Line of Credit ($275,000). No portion of the Line of Credit has been repaid and the Company does not at the present time have the resources to repay the Line of Credit.

         MANAGEMENT AGREEMENT WITH BERNARD TESSLER .

         On November 9, 1993, the Company entered into a Management Agreement with Bernard Tessler, as amended by a letter agreement dated January 20, 1994 (collectively, the "Management Agreement"), whereby the Company agreed to engage Mr. Tessler to manage its business for a period of one year. In addition to the fee payable to Mr. Tessler pursuant to the Management Agreement, the Company agreed that in the event that the merger with Kids `N Things was not completed before February 28, 1995, the Company would issue an aggregate of 2,600,000 shares of common stock to Messrs. Tessler, Rubin and Feldman in recognition and consideration of Mr. Tessler entering into and the services to be rendered pursuant to the Management Agreement, the credit to be extended by Mr. Rubin pursuant to the Note and the services to be rendered and costs to be incurred by Messrs. Tessler, Rubin and Feldman in connection with the merger. Pursuant to the terms of the Letter Agreement, the Company and Mr. Tessler agreed to terminate the Management Agreement, thereby relieving the Company of any future obligation to issue any shares thereunder. Mr. Tessler and the Company further agreed to enter into a Consulting Agreement effective January 1, 1995, pursuant to which Mr. Tessler agreed to provide consulting services during 75% of his full working time for a fee of $75,000 per annum through February 28, 1995 and to provide consulting services during 20% of his full working time for a fee of $25,000 per annum from March 1, 1995 through December

31, 1997. Pursuant to the terms of the Second Letter Agreement, Mr. Tessler agreed, among other things, to release the Company from all payment obligations arising under the Consulting Agreement in consideration for a payment of $6,200.

         ADDITIONAL LOANS FROM AFFILIATES OF THE COMPANY

         In February and March 1995, the Company received loans in the aggregate amount of $143,333 from three directors of the Company and the father of a principal shareholder of the Company: (i) Lawrence E. Kaplan - $ 24,416;
(ii) Stanley Kaplan (the father of Andrew Kaplan) - $20,417; (iii) Fred Jaroslow - $40,500; and (iv) Robert Rubin - $62,000. The lenders have verbally agreed to accept an aggregate of 3,278,890 (163,945 shares subsequent to the reverse stock split) shares of Common Stock as payment in full for such loans. Such shares will be issued simultaneously upon receipt of the shares to be delivered to the Company by Mr. and Mrs. Astor.

OPERATIONS TO BE DISCONTINUED

         THE PLAYORENA CENTERS

         The Company opened its first two centers in 1982 and, as of November 30, 1995, operated 9 centers in New York, a decrease of 42 centers from November 30, 1994. The Company did not add any centers in fiscal 1995.
Revenues from classroom fees generated by Company-owned centers were $410,743 in fiscal 1995, representing a decrease of $508,427 from classroom fees generated in fiscal 1994.

         In addition to the 9 Company-operated centers, the Company began a franchise sales program in December 1984 and has sold franchises for the operation of 28 centers, 16 of which are now being operated by 7 franchisees -- 6 in New York, 5 in New Jersey, 4 in Japan, and 1 in Korea. Although such franchisees have been granted licenses to operate 28 centers, there is no assurance that they will operate that number. The initial franchise fee charged by the Company ranged from $7,000 to $14,000 per center. Thereafter each franchisee pays the Company a royalty fee equal to 6% of gross sales. In addition, each franchisee may be required to pay additional amounts to the Company for advertising. In light of the Company's belief that it was more economically advantageous to expand through Company-owned centers, in 1989 the Company elected not to renew its franchise registrations with the proper government authorities and is therefore unable to offer additional franchises at this time.

    During the past several months certain of the Company's current franchisees have withheld required royalty payments asserting the Company has failed to provide certain services. The Company estimates that the amounts being withheld are between $10,000 and $15,000. Although management is discussing the accusations with such franchisees in an attempt to resolve the dispute, the Company does not believe that a significant amount of the royalty payments will be collected. Upon the closing of the Asset Sale, the Company's rights under agreements with the franchisees will be transferred to the acquiring entity, including the amounts owed to the Company by the franchisees.

         THE PLAYORENA PROGRAM

         The Playorena program is specifically designed to provide a positive age-appropriate play and exercise environment for children from three months to four years of age who are accompanied by a parent or guardian. Through a combination of structured activities and play, each child's natural tendency to explore and to develop physical and mental skills is encouraged. By providing opportunities for successful experiences and adult approval, the Playorena program is designed to foster self-esteem and a sense of accomplishment, and the relaxed non-competitive atmosphere of the Playorena class can often serve as a child's first socialization experience.

         Each Playorena center appears as a brightly colored indoor playground and is equipped with a variety of pieces of special, age-appropriate equipment such as small slides, foam steps, barrels, tunnels, mini-climbers, bouncers, rocking boats, mats, balls and foam inclines, all arranged in a pre-set format. Centers are typically located in large rooms of at least 1,200 square feet rented from religious organizations, community centers and other similar entities. The room is typically rented on a per-diem basis and the equipment is stored on the premises when not in use. As the Playorena program does not require any renovations or improvements to be made to the room housing the center, and as the rooms are typically rented on a per-diem basis, the Company has the ability to relocate any center at a minimal cost. Historically, the Company has not encountered any difficulties in locating suitable locations for its centers.

         Each Playorena class is led and supervised by a "facilitator". Facilitators are fully trained by the Company and are provided with a detailed manual which describes each class for each developmental stage, includes a tape of songs used in the program and sets forth other essential background material written and reviewed specifically for the Playorena program. In addition, each child is accompanied by a parent or guardian. As such, the centers also serve as a social activity for parents who are sharing similar experiences. In addition to affording parents the opportunity to provide their children with positive attention, the centers provide parents, especially mothers with their first child who have changed their life styles after having a baby, with contact with peers who have similar interests and concerns.

         The Playorena program is sold by the Company as a series of 8 to 13 weekly sessions which primarily operate in the Spring, Fall and Winter. All sessions are paid for in advance upon enrollment and the Company accepts Visa and MasterCard to facilitate payments. Classes are 45 minutes in length and each center operates from one to three days per week, conducting between three and eight classes per day. Class sizes are limited to a maximum of 20 children, depending upon the size of the center, and are offered to four different developmental stages at different class times. Each age group is offered activities specifically designed to be appropriate for that stage of development.

         Since its inception, the Company and its franchisees have registered more than 190,000 enrollments in its programs and during the fiscal year ended November 30, 1995, the Company and its franchisees registered approximately 3,500 enrollments in its programs. During its last three sessions (Spring 1995, Fall 1995 and Winter 1995/96) the Company's 9 centers averaged an enrollment of approximately 43 children per session. An "enrollment" is one child's participation in one 8 to 13 week session. Children who participate in more than one session per year are counted as more than one "enrollment" during such year.

         Since September 1991, the Company has experienced a decline in the average number of enrollments per center and believes that such a decline is attributable to the continuing economic downturn in the New York metropolitan area and increased competition. The Company cannot predict how long this decline will continue.

         MARKETING

         In fiscal 1994, the Company spent 32.4% of participant registration fees, respectively, on marketing expenses. The majority of the amounts spent was for direct mail. Other media efforts in the past have included local newspaper advertisements.

          With respect to fiscal 1995, in light of the discontinued operations accounting treatment as presented in the Company's recast financial statements, only certain expenses, consisting of minimal general and administrative expenses and debt service costs have been evaluated. Such expenses have been evaluated as expenses attributable to the continuing entity after consideration of the divestiture of operations.

         OPERATING CONTROLS AND PROCEDURES

         For purposes of management and marketing, the Company had previously implemented a system whereby the centers outside of the New York metropolitan area were grouped in clusters of up to 8 centers, each of which was supervised by a local manager. Franchisee-operated centers were not included in the clusters. Local managers typically operated out of their homes using a telephone installed at the Company's expense. Their primary responsibilities included locating potential centers, hiring and training facilitators and processing registrations which were forwarded to the main office. This program was terminated in Spring 1995.

         COMPETITION

         The Company's major competitor in the exercise/play program market is Gymboree Corp. ("Gymboree"), a publicly traded company. Although Playorena and Gymboree evolved directly from the prototype developed, in substantial part, by Ms. Astor, Gymboree has been operating for approximately five years longer than the Company and is substantially larger with greater resources. Both Gymboree and Playorena are similar in concept, purpose and pricing. Playorena's programs are currently operating in several of the same markets in which

Gymboree operates. In addition, new indoor exercise/play centers have recently been established by various operators which provide classes for a wider age range than that for which the Company provides and allows participants to "drop in" for individual programs without making a commitment for a full session. Such centers have begun to create some competition for the Company. Other small companies and local organizations such as YMCA programs, church-affiliated or non-profit groups also compete with the Company as part of their overall programs. Management believes that the Company competes by offering a trained facilitator and a professionally-planned and specialized program in well-equipped facilities.

         TRADEMARKS

         The Company registered the trademarks "Playorena" in 1984 and "Playercise" in 1986, in the principal register of the United States Patent and Trademark Office. A federally registered trademark is effective for 20 years and may be renewed for additional terms of 20 years subject only to continued use by the registrant. A federally-registered trademark provides presumption of ownership of the mark by the registrant in connection with its goods and services and is constructive notice throughout the United States of such ownership. The Company has also received, or applied for, registrations of such trademarks for various categories of uses in Japan.


         INSURANCE

         The Company's insurance coverage currently includes the following types of policies: property; general liability and medical payments; excess umbrella liability; workers compensation; New York disability benefits and group life and medical. The liability policy includes a medical payment provision for accidents which applies to each child enrolled in a program and is subject to various limits. There can be no assurance that claims in excess of or not included within the Company's coverage will not be asserted.

         EMPLOYEES

         In addition to the Company's two executive officers, the Company currently employs a registrar and 14 part-time facilitators working at the Company's 9 centers.

         Each class is conducted by a trained facilitator. Facilitators are recruited through newspaper advertisements and are typically former teachers who desire a part-time position. None of the Company's employees is represented by a union or collective bargaining unit and the Company believes that its relations with its employees are good.

         GOVERNMENT REGULATION

         Although the Company's current exercise/play programs are not currently subject to government regulations, it is possible that government regulations will be enacted in the future that will subject the Company's present operations to regulations or standards.

INITIAL PUBLIC OFFERING

         On March 30, 1990, the Company completed an initial public offering (the "Initial Public Offering") of 2,500,000 units, each unit consisting of one share of Common Stock and one Common Stock purchase warrant. (The Common Stock purchase warrants of the Company are referred to herein as the "Warrants"). The Warrants were immediately separable and transferrable and originally entitled the registered holder thereof to purchase one share of Common Stock at a price of $1.25 per share from such date until January 16, 1993. The Company extended the expiration date of the Warrants to January 16, 1996, at which time the Warrants expired.

    The Company received approximately $2,085,305 of net proceeds resulting from the Initial Public Offering. Such proceeds were used to open additional centers in 1990 and 1991 and were also applied to repayment of indebtedness, marketing, merchandise inventory and expenses incurred in connection with the Initial Public Offering.

ITEM 2.  DESCRIPTION OF PROPERTY.

         In August 1993, the Company relocated its executive offices from Roslyn Heights, New York to a 5,000 square foot space in Port Washington, New York that is leased from an unaffiliated landlord. The leased premises are used by the Company for its executive offices, storage and a training facility. The Company's annual rent for such leased premises was $41,000 in fiscal 1994, $43,600 in fiscal 1995 and will be $38,000 from December 1995 through September 30, 1996, when the lease expires.

         The Company's centers are typically rented on a per-diem basis pursuant to letter agreements. The centers are located in large rooms rented from religious institutions, community centers and other public organizations. Each center has a full complement of equipment which is stored on the premises when not in use.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                       PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock is traded in the over-the-counter market. Price quotations are available through the OTC Bulletin Board, an electronic screen-based service of the National Association of Securities Dealers, Inc. ("NASD"). The quotation of the Common Stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market for such securities currently exists and, in fact, management believes that at the present time such a market does not exist. The Asset Sale will not affect the inclusion of the Company's Common Stock on the OTC Bulletin Board.

         The Company's Common Stock and Warrants were originally quoted on the Nasdaq SmallCap system (known as the "Nasdaq SmallCap Market") upon the closing of the Initial Public Offering on March 30, 1990. However, beginning in December, 1992, such securities were no longer eligible for quotation on the Nasdaq SmallCap Market due to the Company's inability to meet certain then newly established criteria imposed by the NASD for continued inclusion in Nasdaq. Specifically, the Company did not meet the requirement of shareholders' equity of $1,000,000.

         Upon the NASD's determination of the ineligibility of the Company's securities for listing on the Nasdaq SmallCap Market, the Company's Common Stock and Warrants began quotation on the OTC Bulletin Board. Quotation on the OTC Bulletin Board has had a substantial negative effect on the liquidity of the market for the Company's securities and, consequently, the price at which such securities are quoted. The Company's Warrants expired on January 16, 1996 and, consequently, were delisted from the OTC Bulletin Board on February 20, 1996.

         On July 30, 1996, the high and low bid price for the Company's Common Stock was $0.01, and the high and low ask price was $0.05.

         The following table sets forth the high and low closing bid and ask quotations for each fiscal quarter of 1995 and 1994, with respect to the Common Stock as reported by NASD and quoted on the NASDAQ Stock Market. The prices shown in the table reflect interdealer prices, and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions. The Company has not paid cash dividends on its Common Stock.

         As of November 30, 1995, there were approximately 56 holders of record and the Company believes that there are in excess of 700 beneficial holders of the Common Stock.

                                             Common Stock,
                                             .001 par value
                                       Bid                 Ask
                                      -------             -------
Period
- ------
1996                               High    Low         High      Low
- ----                               ----    ---         ----      ---
First Quarter                     $.001  $.001         $.05     $.05
(December 1, 1995
through February 29, 1996)

1995
- ----
First Quarter                      .125    .01          .50      .06
(December 1, 1994
through February 28, 1995)

Second Quarter                      .02    .01          .10      .06
(March 1, 1995
through May 31, 1995)

Third Quarter                       .02    .01          .10      .05
(June 1, 1995
through August 31, 1995)

Fourth Quarter                      .02   .001          .05      .04
(September 1, 1995
through November 30, 1995)

1994
- ----

First Quarter*                      .25    .01         .625      .25
(December 1, 1993
through February 28, 1994)

Second Quarter                      .31    .06          .63      .38
(March 1, 1994
through May 31, 1994)

Third Quarter                      .125    .06          .63      .31
(June 1, 1994
through August 31, 1994)

Fourth Quarter                     .125    .06          .50      .25
(September 1, 1994
through November 30, 1994)

- --------------------

         * Reflects quotations on the Nasdaq Stock Market, for which the Company's securities are no longer eligible for quotation. The Company's Common Stock is currently quoted on the OTC Bulletin Board, resulting in a substantial negative effect on the price at which such securities are quoted.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


         In light of the fact that the Company has decided to divest all of its operations and has agreed to sell all of its assets pursuant to the Agreement, the Company is accounting for the historical results of the business as discontinued operations. In this regard, the following discussion and analysis presents a general, overall financial summary of the discontinued operations, rather than a detailed discussion of the results of operations to be disposed in the near future. As presented in the Company's recast financial statements, certain expenses, consisting of minimal general and administrative expenses and debt service costs have been evaluated to be expenses attributable to the continuing entity after consideration of the divestiture of operations.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS -
COMPARISON OF FISCAL 1995 AND FISCAL 1994

         During the fiscal year ended November 30, 1995, revenues of the discontinued business decreased to $453,458 from $1,006,060 in fiscal 1994. This represents a 55% decrease in revenues, and reflects the Company's closing of 42 centers between November 30, 1994 to November 30, 1995. Loss from discontinued operations decreased from $728,000 to $368,000, reflecting the reduced cost demands of the decreased level of the Company's activity.

         The Company significantly decreased the number of locations for the Spring, Summer and Fall 1995 sessions while actively seeking alternative outlets for its programs. The Company operated only six locations in the Spring 1995 session and nine locations in the Fall 1995 session and as a result, registration fee income decreased to $36,792 for the Spring 1995 session as compared to $237,990 for Spring 1994.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1995, the Company had a working capital deficit of $1,284,299 compared to $1,177,911 at November 30, 1994. In its operation of the discontinued operations, management has been attempting to reverse this downward trend by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets. The Company has not been successful in obtaining any additional capital. See "Description of Business - Recent Events - "Loan to the Company", "Termination of Plan of Reorganization, Issuance of Shares and Line of Credit" and "Additional Loans from Affiliates of the Company".

MANAGEMENT'S PLAN OF OPERATION

         Current management, which has executed the Agreement to acquire the Company's discontinued operations, continues to believe that the Playorena program would operate more profitably within a different environment than it has operated in the past. Specifically, management feels that operating the program as part of an existing childrens' retail outlet or day-care center would enable the program to interface promotionally as well as providing mutually beneficial services. With fixed and established locations providing a more conducive environment and greater visibility, management believes that enrollments in the Playorena program could be expanded with reduced operating and marketing costs. Although management has actively sought such outlets, the program has not yet been tested in any such environment and there can be no assurance that the program would work as contemplated or that any such outlets would be interested in participating.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As disclosed in the Company's Current Reports on Form 8-K dated September 16, 1994, and December 16, 1994, in September 1994 Gerstein, Metelka, Minkow & Co. ("GMM") resigned as the Company's independent accountants. In December 1994, the Company engaged Eichler Bergsman & Co., LLP ("EB"). The resignation of GMM was not a result of any disagreements with GMM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         On March 11, 1996, EB was dismissed as the Company's independent accountants. For the year ended November 30, 1994, the audit report of EB was qualified concerning the Company's ability to continue as a going concern. During the Company's two most recent fiscal years, and the subsequent interim period up to the date of the change of accountants, the Company did not have any disagreements with EB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         On March 12, 1996, the Company engaged its current independent accountants, Feldman Radin & Co., P.C. ("FRC"). The Company's decision to engage FRC was made by the executive officers of the Company and approved by the Board of Directors. At no time during the Company's two most recent fiscal years has the Company (or anyone on its behalf) consulted FRC regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any other matter.

                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


OFFICERS AND DIRECTORS

         The present executive officers and directors of the Company, and nominees for election to the Board of Directors of the Company, as of July 30, 1996 are as follows:

                                                           Year First
    Name           Age       Position                      Elected
     ----           ---       --------                      ----------

Susan Astor        45        President and Director        1981
Michael Astor      50        Vice President, Chief         1983
                             Operating Officer, Chief
                             Financial Officer, Treasurer
                             and Director
Lawrence E. Kaplan 53        Nominee (Director)            NA
Robert M. Rubin    56        Nominee (Director)            NA
Alfred Romano      58        Nominee (Director)            NA

         SUSAN ASTOR. Ms. Astor is one of the Company's co-founders and has been its President since its organization in 1981. From 1974 to 1978 Ms. Astor developed "kindergym", a parent/toddler program in Marin County, California, which served as the prototype for the Company's program. In response to the success of the "kindergym" program, in 1979 Ms. Astor co-authored a book entitled "Gymboree: Giving Your Child Physical, Mental and Social Confidence Through Play" with the founder of the Gymboree program. Ms. Astor served as the Director of Preschool Camp at the Marin County Jewish Community Center in 1974, taught at the Atypical Infant Center of Marin County in 1973 and was Director of Outdoor Pre-School Programs at the Marin County YMCA in 1972. Ms. Astor has been recognized as an innovator in the toddler play program field, has made numerous appearances on national and local television and has frequently been quoted on play programs in newspaper and magazine articles. Ms. Astor was a director of the Company from November, 1981 to October, 1990. Ms. Astor was again elected as a director in August, 1993.

         MICHAEL ASTOR. Mr. Astor is one of the Company's co-founders and became Chief Operating Officer and Vice President of the Company in December 1983. Mr. Astor, who is the husband of Susan Astor, was the principal owner and President of Astor Sales, Inc., a company specializing in sales of private label garment programs to clothing chain and department stores, from 1979 to 1984. From 1970 to 1979, Mr. Astor was a marriage, family and child counselor in Marin County, California. Mr. Astor was a director of the Company from November, 1981 to October, 1990. Mr. Astor was again elected as a director in August, 1993.

         LAWRENCE E. KAPLAN. Lawrence E. Kaplan became a director of the Company in October 1994 as a condition of the Letter Agreement and resigned as a director on March 27, 1995. Since 1987, Mr. Kaplan has been an officer, director and principal shareholder of Gro-Vest, Inc., an investment banking firm located on Long Island, New York. He is also a registered representative, officer, director and principal shareholder of G-V Capital Corp., and since January 1993, he has been an officer, director and principal shareholder of Gro-Vest Management. Mr. Kaplan is also an officer and director of Saratoga Standardbreds, Inc. ("Saratoga"), a company that was engaged in the standardbred horse industry until it instituted in 1989 a Chapter 11 proceeding under the Federal Bankruptcy Act. Since the completion of the Chapter 11 proceeding in 1990, Saratoga has had no business operations, but has been looking to acquire a business. Mr. Kaplan is also a director of (i) American United Global, Inc., a public holding Company whose principal subsidiary operates a construction equipment distribution business, and (ii) NFS Services, Inc., a subsidiary of Walnut Capital Corporation. Finally, Mr. Kaplan also serves as a director of Andover Equities and The Park Group Ltd, both of which are "blank check" companies.

         ROBERT M. RUBIN. Robert M. Rubin became a director of the Company in October 1994 as a condition of the Letter Agreement and resigned as a director on March 27,1995. Mr. Rubin is also a director, Chairman and minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics. Mr. Rubin was the founder, President, Chief Executive Officer and a director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI, now known as Olsten Corporation ("Olsten"), until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is also a director, Chairman, President, Chief Executive Officer and minority stockholder of American United Global, Inc. ("AUG"), a company engaged in the distribution of construction equipment principally manufactured by Case Corporation. Mr. Rubin is also a director, Chairman and minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of electronic security and personal emergency response systems; and of Orthopedic Technology, Inc., a public company engaged in the design and manufacture of custom and off-the-shelf orthotic products primarily for the sports medicine market. Mr. Rubin is a director and minority stockholder of Western Power & Equipment Corp., a public company engaged in the distribution of construction equipment, principally manufactured by Case Corporation and Diplomat Juvenile Products, Inc., a public company engaged in the manufacture and distribution of baby products. Mr. Rubin is also a director of: United Vision Group, Inc., a public company engaged in providing prepaid optical plans and the operation of retail optical centers; Analytical Nursing Management Corp., a public home health care deliverer in Baton Rouge, Louisiana; ERD Waste Technology, Inc., a diversified waste management company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste: Help at Home, Inc., a home health care provider; Transcap Medical, Inc. an insurance development company and Kaye Kotts Associates, Inc., a provider of tax preparation and assistance services. Mr. Rubin is a former director and Vice Chairman, and is currently a minority stockholder, of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In March 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings.

         ALFRED ROMANO. Alfred Romano, a nominee to become a director, has been the President, director and sole shareholder of Pope Liquors, Inc. since 1964. Pope Liquors operates a store engaged in the retail sale of alcoholic beverages.

         During the fiscal year ended November 30, 1995, the Board of Directors held one (1) meeting at which all of the directors were present. Directors do not receive compensation for their services in such capacity. The Board of Directors does not presently have, and has not in the past had, any committees.

         None of the executive officers was selected as a result of any arrangement or understanding with any person pursuant to which he or she was selected as an executive officer, other than the directors of the Company acting solely in their capacities as such.

         Officers hold office until the first meeting of directors immediately following the annual meeting of shareholders and until the successors are appointed and qualified, subject to earlier removal by the Board.

         Upon the closing of the Asset Sale, Mr. and Mrs. Astor will resign as officers and directors of the Company and the newly elected Board of Directors will elect the following persons to the offices set forth opposite their names:

    NAME                     OFFICE
    ----                     ------

    Robert M. Rubin          Chairman of the Board

    Lawrence E. Kaplan       President

    Alfred Romano            Secretary

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company was not furnished with copies of Form 5 (Annual Statement of Beneficial Ownership of Securities) by any officer, director or beneficial owner of more than ten percent of any class of equity securities of the Company subsequent to its fiscal year ended November 30, 1995.


ITEM 10. EXECUTIVE COMPENSATION.

ANNUAL COMPENSATION

         The following table sets forth the cash compensation in each of the last three completed fiscal years to the Company's then Chief Executive Officer. Mr. Jaroslow resigned as an officer and director of the Company effective March 27, 1995. Since Mr. Jaroslow's resignation, the Board of Directors of the Company has not elected a successor Chief Executive Officer. While Susan Astor was the President and Michael Astor was the Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company at November 30, 1995, the table below omits information as to their compensation, because neither officer received a total annual salary and bonus for 1995 in excess of $100,000.

                              SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION


                                                  Other
                                                  Annual         All Other
Name and                                          Compensation   Compensation
Principal Position  Year      Salary    Bonus($)  ($)            Shares
- ------------------  ----      ------    --------  ------------   ------------

Fred Jaroslow,      1995      __        __        __             __
Former
Chairman, Chief
Executive Officer,  1994      $12,946   --        --             --
Executive Vice
President and       1993      $24,092   --        --             --
Secretary*

- ----------------

* This amount does not include prerequisites and other personal benefits, securities or property because the aggregate amount thereof in each fiscal year did not exceed $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

         During the last three completed fiscal years, the Company granted no restricted stock awards or stock appreciation rights (whether freestanding or in tandem with stock options). In January 1994, however, pursuant to the Company's 1989 Incentive Stock Option Plan, Mr. Jaroslow was granted options to purchase 100,000 shares of the Common Stock of the Company exercisable beginning in 1996 at $.344 per share.

AGGREGATE OPTION EXERCISES

         The following table shows stock options exercised by executive officers during 1995, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of November 30, 1995. Values for the options are not reported because none of the exercisable options are "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of Company common stock.


                       AGGREGATED OPTION/SAR EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                 No. of Shares Covered
                                                     by Unexercised
                                                       Options at
                                                        11/30/95
                                                     ----------------
                Shares Acquired  Value
Name            on Exercise      Realized    Exercisable(1)   Not Exercisable(2)
- ----            -----------      --------    -------------    -----------------

Fred Jaroslow        ---            ---            100,000            100,000
Susan Astor          ---            ---             50,000            131,250
Michael Astor        ---            ---             50,000            131,250

(1) Includes the grant in March 1991 pursuant to the Company's 1989 Incentive Stock Option Plan of options to purchase shares of Common Stock exercisable beginning in December 1993 at $.8938 per share.

(2) Includes the grant in January 1994 pursuant to the Company's 1989 Incentive Stock Option Plan of options, exercisable beginning in 1996 to (i) Mr. Jaroslow to purchase 100,000 shares of Common Stock at $.344 per share. and
    (ii) each of Mr. Astor and Ms. Astor to purchase 131,250 shares of Common Stock at $.3125 per share.

EMPLOYMENT AGREEMENTS

         In December 1988, the Company entered into separate five-year employment agreements with each of Fred Jaroslow, Susan Astor and Michael Astor which became effective upon the closing of the Initial Public Offering in March 1990. Pursuant to agreements dated October 22, 1993, the employment agreements of Michael Astor and Susan Astor were amended to provide that employment shall continue until December 31, 1996. The terms of such agreements are renewable for one-year periods subject to the approval of the Board of Directors of the Company. During the first two years of their agreements, the officers were entitled to receive salaries at a combined rate of $245,000 and each received ten percent increases during the third year. Thereafter, their salaries were to be negotiated, in good faith, with the Board of Directors (with all three officers abstaining from any vote by the Board). All of such employment agreements provide for payments to the respective officers upon the termination of their employment by the Company without cause. While such officers are not currently receiving salaries at the rates provided in the employment agreements, to the extent not paid, Mr. and Mrs. Astor's salaries are currently being accrued. Mr. Jaroslow has agreed to waive his unpaid salary and accrued vacation as of November 30, 1994. Mr. and Mrs. Astor have agreed to waive accrued vacation as of November 30, 1995. Such employment agreements will terminate upon the closing of the Asset Sale and, to the extent not paid prior to the closing, all accrued salaries and vacations shall be waived.

         In addition, the Company has entered into a consulting agreement with Mr. Jaroslow which became effective upon the termination of his service under his employment agreement in March 1995, but which Mr. Jaroslow has agreed to terminate upon the closing of the Asset Sale. The consulting agreement has a term of five (5) years. In his first year of the consulting agreement, Mr. Jaroslow's salary will be equal to $56,000. His salary in successive years will be based upon a formula provided in the consulting agreement and shall not exceed his salary for the first year of the consulting agreement. During the term of the consulting agreement, Mr. Jaroslow shall render services to the Company on a part-time basis not to exceed fifty (50) days per year. Mr. Jaroslow is not currently receiving any salary under this agreement, and his compensation is not being accrued. Mr. Jaroslow has agreed to waive all unpaid compensation under this agreement as of March 1995.

         Pursuant to the terms of the Letter Agreement (as defined in "Description of Business - Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"), the Company agreed to enter into a consulting agreement with Bernard Tessler to be effective January 1, 1995 pursuant to which Mr. Tessler shall provide consulting services to the Company encompassing 75% of his full working time through February 28, 1995 and 20% of his full working time through December 31, 1997. In consideration therefore, the Company agreed to pay Mr. Tessler at the rate of $75,000 per annum for the period from January 1, 1995 through February 28, 1995 and $25,000 per annum for the period from March 1, 1995 through December 31, 1997. Pursuant to the terms of the Second Letter Agreement (as defined in "Description of Business - Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"), the consulting agreement was terminated as of April 10, 1995.

1989 EMPLOYEE INCENTIVE STOCK OPTION PLAN

         The Company's 1989 Employee Incentive Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and approved by the shareholders as of June 1, 1989. The Option Plan authorizes the Stock Option Plan Committee of the Board of Directors ("Option Committee") to recommend that the Board grant to key employees, officers and directors both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 and nonstatutory stock options. The Option Plan provides for the issuance of up to 600,000 shares of Common Stock. Each option granted under the Option Plan has a term of up to five years, is exercisable only at such times as the Board of Directors determines at the time of grant for a price at least equal to the fair market value of the Common Stock on the date the option is granted, will terminate under certain circumstances if the holder ceases to be an employee of the Company and requires that the exercise price be paid, in the discretion of the Board of Directors, in cash, shares (valued at the fair market value thereof on the date of exercise) or a combination thereof. The option exercise price of "incentive stock options" granted to 10% or greater shareholders of the Company must be equal to at least 110% of the fair market value of the Company's shares of Common Stock on the date of grant.

         Awards are granted in the discretion of the Option Committee. The Option Committee awards options to key employees in order to provide an incentive for them to expend maximum effort for the success of the Company's business. The Committee uses no set criteria to determine amounts to be awarded under the Plan. Factors used to determine awards in the past have included length of service to the Company, job responsibility and achievement.

         On March 7, 1991, the Board of Directors, acting upon the recommendation of the Option Committee, authorized the grant of options to purchase an aggregate of 267,500 shares of Common Stock under the Option Plan to eight employees of the Company, including Messrs. Jaroslow, Astor and Ms. Astor. Two of such employees have since left the Company, upon which options with respect to 30,000 of such shares expired. In addition, on January 31, 1994, the Board of Directors authorized the grant of options under the Option Plan to purchase an aggregate of 362,500 shares to Messrs. Jaroslow and Astor, and Ms. Astor.

         All options granted shall vest from periods of one to five years from the date of grant. However, all options granted shall terminate upon the closing of the Asset Sale.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of July 30, 1996, the beneficial ownership of Common Stock by (i) each of the Company's directors and officers,
(ii) all directors and officers as a group (which ownership constitutes in the aggregate approximately 48.8% of the outstanding Common Stock) and (iii) by unaffiliated individuals who beneficially hold in the aggregate more than five percent of the Common Stock. For all purposes of the calculations set forth in the following table, it has been assumed that the 4,500,000 shares of Common Stock to be issued pursuant to the Letter Agreement to Messrs. Feldman (100,000), Andrew Kaplan (1,083,333), Lawrence E. Kaplan (1,083,333), Rubin (1,483,334) and Tessler
(750,000), have been issued and are outstanding.

                                       Amount and Nature        Percentage of
                                       of Beneficial            Common Stock
Name and Address                       Ownership(1)(2)          Outstanding
- ----------------                       ---------------          -----------

Susan Astor                            593,400(2)(3)                 4.6%
22 Manhasset Avenue
Port Washington, NY 11050

Michael Astor                          548,400(2)(3)                 4.3%
22 Manhasset Avenue
Port Washington, NY 11050

Fred Jaroslow                           1,278,888(2)                10.0%
22 Manhasset Avenue
Port Washington, NY 11050

Lawrence E. Kaplan(4)                     1,094,443                  8.6%
150 Motor Parkway
Suite 311
Hauppauge, NY 11788

Robert M. Rubin(4)                        2,923,332                 22.9%
6060 Kings Gate Circle
Delray Beach, Florida 33484

Alan Goldberg                               643,638                  5.0%
170 Fifth Avenue, 6th Flr.
New York, New York 10010

Andrew Kaplan                             1,083,333                  8.5%
150 Motor Parkway
Suite 311
Hauppauge, NY 11788

Mark Levine                                 643,638                  5.0%
170 Fifth Avenue, 6th Flr.
New York, New York 10010

                                       Amount and Nature        Percentage of
                                       of Beneficial            Common Stock
Name and Address                       Ownership(1)(2)          Outstanding
- ----------------                       ---------------          -----------

Bernard Tessler                             750,000                  5.9%
22 Manhasset Avenue
Port Washington, NY 11050

Alfred Romano(4)                             11,111                  .09%
4 Wagon Wheel Road
Dix Hills, NY 11746

All directors and officers                1,141,800                  8.9%
as a group (Mr. and Mrs. Astor)

(1) A person is considered to be the "beneficial owner" of any securities with respect to which he has or shares, directly or indirectly, or has the right to acquire within 60 days, (1) voting power, which includes the power to vote, or to direct the voting of, such security and/or (2) investment power, which includes the power to dispose, or to direct the disposition of, such security. Each person has both voting and investment power and considers himself to be the beneficial owner of the securities shown following his name except as otherwise indicated. Except as otherwise indicated, the beneficial owners listed here have sole voting and investment power, subject to community property laws where applicable, as to all of the shares listed as beneficially owned by them. As of June 14, 1996, there were 8,262,910 shares of Common Stock outstanding and 4,500,000 to be issued pursuant to the Letter Agreement, which are assumed to be outstanding for purposes of this Table. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shares which a named holder has the right to acquire within 60 days are deemed to be outstanding for purposes of computing the percentage of the outstanding shares of Common Stock held by such person.

(2) Gives effect to the grant in March 1991 of options to purchase shares of the Company's Common Stock pursuant to the Company's 1989 Incentive Stock Option Plan. At such time, Mr. Jaroslow, Mr. Astor and Ms. Astor were granted 100,000, 50,000 and 50,000 shares, respectively, of such options. All such options became exercisable in December 1993 at $.8938 per share. Does not give effect to the grant in January 1994 of options, exercisable beginning in 1996, to purchase an aggregate of 362,500 shares to Messrs. Jaroslow and Astor, and Ms. Astor. Mr. Jaroslow was granted options to purchase 100,000 shares of Common Stock at $.344 per share and Mr. Astor and Ms. Astor were each granted options to purchase 131,250 shares of Common Stock at $.3125 per share. All of such options granted shall terminate upon the closing of the Asset Sale.

(3) Mr. and Ms. Astor are husband and wife and may be expected to act in concert with respect to the voting and disposition of their shares of Common Stock.

(4) Messrs. Rubin, Romano and Lawrence Kaplan are nominees for election to the Board of Directors of the Company and will be elected upon consummation of the Asset Purchase Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In March 1992, the Company issued 600,000 shares of Common Stock to Mr. Rubin in exchange for his investment of $100,000 in the Company.

    In May 1992, Mr. and Mrs. Astor contributed to the Company a total of 500,000 shares of Common Stock owned by them.

    In August 1991, the NASD promulgated revised requirements, effective March 2, 1992, for continued inclusion of an issuer's securities on the Nasdaq Stock Market, including a requirement that the issuer maintain shareholders' equity of at least $1,000,000 and have assets of at least $2,000,000. In order to meet such requirements, certain members of the Board of Directors agreed to invest an aggregate of $500,000 in the Company in exchange for $500,000 principal amount of 10% Exchangeable Notes. The Notes were exchangeable for a series of cumulative redeemable preferred stock, subject to, among other things, a determination by a hearing panel of the NASD that issuance of such preferred stock would enable the Company to maintain its Nasdaq listing. However, on July 30, 1992, following the determination of an NASD listing qualifications committee that the issuance of such preferred stock would not enable the Company to meet the net worth requirements of the NASD, the Company repaid the principal of the outstanding 10% Exchangeable Notes in the aggregate amount of $500,000 by the way of an investment by each of the noteholders in the Common Stock of the Company. Each noteholder purchased the number of shares of Common Stock equal to the principal amount of 10% Exchangeable Notes held by such noteholder at a price of $1.00 per share. Such Common Stock was issued to the noteholders as follows: Fred Jaroslow - 230,888 shares; Gro-Vest, Inc. (a corporation in which Lawrence K. Fleischman, a former director of the Company, owns a 25% interest) - 19,236 shares; Alan Goldberg - 117,638 shares; Kent Q. Kreh - 5,000 shares; Mark Levine - 117,638 shares; and Richard Samber - 9,600 shares.

         On July 31, 1992, Fred Jaroslow and Michael Astor each purchased 97,500 shares of Common Stock of the Company at a price of $1.00 per share, for an aggregate price of $195,000.

         In January 1994, the Company issued 200,000 shares of its Common Stock to Robert M. Rubin in consideration of loans made by Mr. Rubin pursuant to a Revolving 10% Promissory Note under which the Company has borrowed an aggregate principal amount of $200,000. See "Description of Business - Recent Events - Loan to the Company."

         In May 1994, the Company commenced and completed a private placement of five units, each unit consisting of 22,222 shares of the Company's common stock and a promissory note in the principal amount of $50,000, bearing interest at the rate of ten percent per annum, with principal and interest due at the earlier of the closing of any debt or equity offering of the Company's securities yielding gross proceeds in excess of $1,500,000 or September 30, 1995. As each of the units were sold by the Company for $50 000, the Company derived an aggregate of $250,000 from the private placement. With the exception of one-half of one unit acquired by Lawrence E. Kaplan, a director of the Company, all of the units were acquired by unaffiliated persons. These notes are currently in default. See "Description of Business - Recent Events - Private Placement of Equity and Debt".

         On October 26, 1994, Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan were elected to the Board of Directors. Each of Messrs. Astor and Jaroslow and Mrs. Astor, three of the then directors of the Company, agreed to vote to elect three designees of the Investors (as defined in "Description of Business - Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit") to the Board of Directors of the Company until such time as the Line of Credit is repaid or the Investors default on their obligations arising under the Line of Credit. Each of the Investor's designees to serve on the Board of Directors have agreed to resign upon the earlier of repayment of all outstanding amounts of principal and accrued interest under the Line of Credit or a material breach of the Line of Credit by any of the Investors, unless such designees have previously been elected to the Board of Directors by vote of the Company's shareholders. Andrew Kaplan subsequently resigned as a director in February 1995 and no replacement has as yet been designated by the Investors. See "Description of Business - Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit".

         Pursuant to the terms of the Letter Agreement dated November 18, 1994 among the Company and each of Michael Astor, Susan Astor, Bernard Tessler and Fred Jaroslow (then directors of the Company), in their individual capacities, and Lawrence E. Kaplan, Stanley Kaplan and Mr. Rubin (see "Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"), the Company agreed to: (i) cause the Board of Directors of each of the Company and Kids 'N Things to terminate the Reorganization Agreement (see "Recent Events
- - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"); (ii) issue 1,500,000 shares of common stock to Bernard Tessler in consideration of the payment of $2,000 and past services rendered to the Company; (iii) elect each of Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan (the son of Stanley Kaplan) to fill three vacancies on the Board of Directors caused by the resignations of Messrs. Tessler, Baird and Horvitz; (iv) issue an aggregate of 100,000 shares of common stock to Jerry Feldman in consideration of the payment of $100 and past services rendered to the Company, (v) issue an aggregate of 3,250,000 shares of Common Stock to Messrs. Andrew Kaplan (as Stanley Kaplan's designee), Lawrence E. Kaplan and Rubin in consideration of the payment of an aggregate of $4,200 in past financial consulting services rendered and the joint and several agreement among the Investors to make available to the Company a $275,000 Line of Credit (see "Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"); and (vi) issue 400,000 shares of common stock to Mr. Rubin in consideration of the payment of $400 and his agreement to waive any and all defaults by Playorena to make current interest payments through the maturity date arising under the Note. The 5,250,000 shares of Common Stock to be issued to Mr. Tessler pursuant to the Letter Agreement were reduced by 750,000 shares pursuant to a subsequent letter agreement between the Company and Mr. Tessler dated April 10, 1995 (the "Second Letter Agreement"), wherein Mr. Tessler agreed, among other things, to reduce the total number of shares of Common Stock to be issued to him from 1,500,000 to 750,000. The total number of shares now required to be issued pursuant to the Letter Agreement is 4,500,000.

         The Letter Agreement establishing the Line of Credit provides that the outstanding principal amount drawn down shall bear interest at the rate of 10% per annum, with principal and interest due at the earlier of the closing of any debt or equity offering of the Company's securities, the gross proceeds of which is not less than $1,500,000, or September 30, 1995. To date, the Company has borrowed the maximum amount available under the Line of Credit ($275,000). The Line of Credit was not repaid and the Company does not at the present time have the resources to repay the Line of Credit.

         Pursuant to the terms of the Letter Agreement, the Company and Mr. Tessler agreed to terminate the Management Agreement, thereby relieving the Company of any future obligation to issue any shares thereunder. Mr. Tessler and the Company further agreed to enter into a Consulting Agreement effective January 1, 1995, pursuant to which Mr. Tessler agreed to provide consulting services during 75% of his full working time for a fee of $75,000 per annum through February 28, 1995 and to provide consulting services during 20% of his full working time for a fee of $25,000 per annum from March 1, 1995 through December 31, 1997. Under the terms of the Second Letter Agreement, Mr. Tessler agreed, among other things, to release the Company from all payment obligations arising under the Consulting Agreement in consideration for a payment of $6,200.

         In February and March 1995, the Company received loans in the aggregate amount of $143,333 from three directors of the Company and the father of a principal shareholder of the Company: (i) Lawrence E. Kaplan - $20,426;
(ii) Stanley Kaplan (the father of Andrew Kaplan) - $20,417; (iii) Fred Jaroslow
- - $40,500; and (iv) Robert Rubin - $62,000. The lenders have agreed to accept an aggregate of 3,278,890 (163,945 shares subsequent to the reverse stock split) shares of Common Stock as payment in full for such loans. Such shares will be issued simultaneously upon receipt of the shares to be delivered by Mr. and Mrs. Astor to the purchaser of the assets of the Company pursuant to the Asset Sale Agreement. See "Description of Business - Recent Events - Additional Loans from Affiliates of the Company".

                                   PLAYORENA, INC.

                            INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

Auditor's report on financial statements . . . . . . . . . . . . . . . . . F-2

Prior auditor's report on financial statements . . . . . . . . . . . . . . F-3

Balance sheet as of November 30, 1995. . . . . . . . . . . . . . . . . . . F-4

Statements of operations for the years
  ended November 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . F-5

Statement of changes in shareholders'
  equity (deficiency) for the years ended
  November 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . F-6

Statements of cash flows for the years
  ended November 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . F-7

Notes to financial statements. . . . . . . . . . . . . . . . . . . . . . . F-8

                             INDEPENDENT AUDITORS' REPORT


                                                 March 15, 1996


The Board of Directors and Shareholders
Playorena, Inc.

         We have audited the accompanying balance sheet of Playorena, Inc. as of November 30, 1995, and the related statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Playorena, Inc. for the year ended November 30, 1994 were audited by other auditors whose report dated March 1, 1995 qualified their opinion because of doubt as to the Company's ability to continue as a going concern.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Playorena, Inc. as of November 30, 1995, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            s/ Feldman Radin & Co., P.C.
                                            Certified Public Accountants

                      [EICHLER BERGSMAN & CO., LLP LETTERHEAD]






                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Playorena, Inc.

         We have audited the accompanying balance sheet of Playorena, Inc. as of November 30, 1994, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Playorena, Inc. for the year ended November 30, 1993 were audited by other auditors whose report dated February 7, 1994 and February 23, 1994 qualified their opinion because of doubt as to the Company's ability to continue as a going concern.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Playorena, Inc. as of November 30, 1994, and the results of operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Eichler Bergsman & Co., LLP
- -------------------------------------

New York, New York
March 1, 1995, except for Note 1 of the financial statements for the years ended November 30, 1994 and 1995 as to which the date is March 15, 1996.

                                 PLAYORENA INC.

                                  BALANCE SHEET

                                NOVEMBER 30, 1995


                                     ASSETS


CURRENT ASSETS:
     Cash                                                          $      1,329
                                                                   -------------
                                                                   -------------


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Notes payable                                                 $    881,333
     Accrued expenses                                                   404,295
                                                                   -------------
          TOTAL CURRENT LIABILITIES                                   1,285,628

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
     Common stock, $ .001 par value;
          15,000,000 shares authorized,
          8,262,910 shares issued and outstanding                         8,263
     Additional paid-in-capital                                       4,089,783
     Accumulated deficit                                             (5,382,345)
                                                                   -------------
          TOTAL SHAREHOLDERS' DEFICIENCY                             (1,284,299)
                                                                   -------------
                                                                   $      1,329
                                                                   -------------
                                                                   -------------



   The accompanying Notes are an integral part of these financial statements.

                                 PLAYORENA INC.

                             STATEMENT OF OPERATIONS


                                                    Years ended November 30,
                                                --------------------------------
                                                    1995                1994
                                                ------------        ------------

EXPENSES:
     General and administrative                 $    23,133         $    46,349
     Interest expense                                86,710              44,854
                                                ------------        ------------
       TOTAL EXPENSES                               109,843              91,203
                                                ------------        ------------

LOSS FROM CONTINUING OPERATIONS                    (109,843)            (91,203)
                                                ------------        ------------

LOSS FROM DISCONTINUED OPERATIONS                  (367,850)           (728,495)
                                                ------------        ------------

NET LOSS                                        $  (477,693)        $  (819,698)
                                                ------------        ------------
                                                ------------        ------------

NET LOSS PER SHARE:
     Continuing operations                      $     (0.01)        $     (0.01)
     Discontinued operations                          (0.05)              (0.09)
                                                ------------        ------------

NET LOSS PER SHARE                              $     (0.06)        $     (0.10)
                                                ------------        ------------
                                                ------------        ------------

WEIGHTED AVERAGE SHARES USED IN COMPUTATION       8,262,910           8,181,206
                                                ------------        ------------
                                                ------------        ------------


   The accompanying Notes are an integral part of these financial statements.


                                                               PLAYORENA INC.

                                         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                   COMMON STOCK           ADDITIONAL     ACCUMULATED
                                              SHARES         AMOUNT     PAID-IN CAPITAL    DEFICIT         TOTAL

Balance,  November 30, 1993                  7,951,800    $     7,952     $4,089,779    $(4,084,954)   $    12,777

Net loss                                      -              -              -              (819,698)      (819,698)

Stock issued for cash                          200,000            200       -               -                  200

Private placement                              111,110            111              4        -                  115
                                           -----------    -----------    -----------    -----------    -----------
Balance, November 30, 1994                   8,262,910          8,263      4,089,783     (4,904,652)      (806,606)

Net loss                                      -              -              -              (477,693)      (477,693)
                                           -----------    -----------    -----------    -----------    -----------
Balance , November 30, 1995                  8,262,910         $8,263     $4,089,783    $(5,382,345)   $(1,284,299)
                                           -----------    -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------    -----------


                                 The accompanying Notes are an integral part of these financial statements.


                                    PLAYORENA INC.

                               STATEMENT OF CASH FLOWS


                                                       Years Ended November 30,
                                                      -------------------------
                                                          1995           1994
                                                      ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $  (477,693)   $  (819,698)
 Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation and amortization                      51,795         85,662
      Gain (loss) on sale of equipment                    2,219        (29,230)
 Change in operating assets and liabilities             208,955          9,696
                                                      ----------     ----------

CASH USED IN OPERATING ACTIVITIES                      (214,724)      (753,570)
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property and equipment                       0         (3,478)
 Proceeds from the sale of equipment                     70,742         37,250
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES                     70,742         33,772
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayment of) debt financing            151,333        720,000
 Decrease of capital lease obligations                   (8,966)       (12,371)
 Proceeds from issuance of common stock                       0            311
                                                      ----------     ----------

CASH PROVIDED BY FINANCING ACTIVITIES                   142,367        707,940
                                                      ----------     ----------

NET INCREASE (DECREASE) IN CASH                          (1,615)       (11,858)

CASH AT BEGINNING OF YEAR                                 2,944         14,802
                                                      ----------     ----------

CASH AT END OF YEAR                                 $     1,329    $     2,944
                                                      ----------     ----------
                                                      ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the year for:
   Interest                                         $     2,489    $     7,026
                                                      ----------     ----------
                                                      ----------     ----------

NON-CASH FINANCING AND INVESTING ACTIVITIES:
 At November 30, 1995, the Company had a total of $27,094 included in Accounts Receivable from sales of equipment during the 1995 year.



The accompanying Notes are an integral part of these financial statements.

                                   PLAYORENA, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                  NOVEMBER 30, 1995


1.  DISCONTINUED OPERATIONS

    Playorena, Inc. (the "Company") was incorporated on December 4, 1981, under the laws of the State of New York. The Company operates recreational play and exercise programs specifically designed for children between three months and four years of age. As part of its plan to expand the opening of Company operated centers, in 1989 the Company did not renew its franchise registration with the proper government authorities and suspended the sale of franchises. As of November 30, 1995, the Company operated an aggregate of 9 centers. In addition, there were 7 franchisees operating 12 centers.

    On April 14, 1995, the Company entered into an Asset Purchase Agreement (the "Agreement") with Michael Astor (who, along with his wife, Susan Astor, comprise all of the current officers and members of the Board of Directors of the Company), pursuant to which an entity to be formed by Mr. and Mrs. Astor agreed to acquire all of the assets and properties of the Company, including, without limitation, all copyrights, trademarks, trade names (including the name "Playorena"), accounts receivable, equipment, inventory, cash and cash equivalents, in exchange for the assumption of certain liabilities of the Company and the transfer to the Company of 1,041,800 shares of Common Stock of the Company, representing all of the Common Stock of the Company owned by Mr. and Mrs. Astor. Obtaining the approval of the holders of not less than 66 2/3% of the issued and outstanding shares of capital stock of the Company is a condition precedent to the closing of the Asset Sale contemplated by the Agreement.

    The terms of the Agreement were negotiated on behalf of the Company by Robert M. Rubin. Mr. Rubin owns 2,923,334 shares of Common Stock of the Company, representing 22.9% of the issued and outstanding shares of Common Stock. In addition, in consideration for a loan made to the Company by Mr.. Rubin in January 1994 and due in September 1995, Mr.. Rubin was granted a first priority security interest in all of the assets of the Company. As the Company does not presently have the resources to repay the $200,000 principal amount of the secured loan to Mr.. Rubin, since September 30, 1995, Mr.. Rubin has had the right to foreclose on his security interest in all of the assets to the Company. Pursuant to the terms of the Agreement, Mr. Rubin and certain other secured lenders will be required to release their respective security interest so that Mr. Astor, or his designee, will obtain title to the Company's assets free and clear of any liens or encumbrances.

    The Agreement specifically provides that the Company shall retain "all claims for tax refunds, tax loss carry forwards or carrybacks of tax credits or any kind" applicable to the Company's business prior to the closing of the Asset Sale. Without future profits by the Company, such tax losses are of limited or no value. The Agreement further specifies that the following liabilities will not be assumed by the acquiring entity:

         (I) liabilities owed to certain affiliates of the Company, including Mr. Rubin, estimated to be $878,333 in the aggregate (including $143,333 loaned to the Company since January 1995);

         (ii) liabilities owed to Solomon & Moskowitz, P.C. and certain other professionals who have provided services to the Company, estimated to be $40,000 aggregate;

         (iii) amounts owned to the Company's transfer agent and to Standard and Poors, estimated to be $6,600 in the aggregate;

         (iv)   claims made against the Company by shareholders of the Company;

         (v) certain fees incurred in connection with compliance with applicable securities laws and

         (vi) all liabilities and obligations of the Company arising after the closing of the Asset Sale.

    Based upon the proposed structure of the transaction set forth in the Agreement, immediately following the closing of the Asset Sale the Company will have no assets or business but will retain estimated liabilities of $878,333, plus certain obligations incurred between August 31, 1995 and the date of the closing, plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such business should be offered to the Company, any such transaction is likely to result in immediate and substantial dilution to the present shareholders of the Company.

    Following is a summary of the estimated gain (loss) on the disposition of the Company's operations:

Property and equipment written off:
 Play equipment                                                   $  (694,227)
 Office furniture                                                    (101,052)
 Automobile                                                           (27,836)
                                                                     --------
                                                                     (823,115)
 Less: Accumulated Depreciation                                       602,346
Net property and equipment written off                               (220,769)
                                                                     --------
Other Assets written off:
 Accounts receivable                                                  (39,619)
 Prepaid expenses                                                        (823)
 Other assets                                                         (15,781)
                                                                      -------
Total Assets written off                                             (276,992)
                                                                     --------
Liabilities to be assumed by others:
 Obligations under capital leases                                      17,324
 Unearned registration fees                                            21,257
 Accounts payable                                                     227,575
 Accrued expenses                                                     212,232
                                                                      -------
Total Liabilities to be assumed by others                             478,388
                                                                      -------
Estimated losses through disposal date                               (106,417)
                                                                     --------
Estimated gain on disposal                                             94,979
Gain not recognized                                                   (94,979)
                                                                      -------
                                                                   $     -
                                                                    ---------
                                                                    ---------


 The Company will remain contingently liable to the extent that assumed liabilities are not satisfied.

 Revenues of the discontinued business were $453,458 and $1,006,060 in fiscal years ended November 30, 1995 and 1994, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Basis of Presentation - Going Concern - The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's viability as a going concern is dependent upon the restructuring of its obligations and a return to profitability.

         There was negative working capital of $1,509,799 at November 30, 1995, and negative cash flows from operating activities of $214,724 for the year then ended. Negative cash flows from operating activities have continued.

         Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

    (b) Revenue Recognition - Participant registration fees are fully paid by participants prior to the session beginning and are recognized over the term of the class session.

    (c) Deferred Charges - Deferred charges represent direct selling expenses associated with class sessions for which the term has not begun or is incomplete at year-end. The expenses are recognized over the term of the class session on a straight-line basis.

    (d) Depreciation - Property and equipment are carried at cost. The straight-line and double declining balance methods of depreciation are used over their estimated useful lives ranging from three to ten years.

    (e) Earnings (Loss) Per Share - The computation of earnings (loss) per common and common equivalent share is based on the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants.

3.  ACCRUED EXPENSES

    Following is a summary at November 30, 1995:

       Interest                                      $   121,888
       Professional fees                                  73,511
       Other                                               7,500
       Estimated losses through disposal date            106,417
       Estimated gain on disposal not recognized          94,979
                                                      ----------
                                                     $   404,295
                                                      ----------
                                                      ----------

4.  NOTES PAYABLE

    Following is a summary of the balance of notes payable at November 30, 1995:

       a. Environmental Resources and Disposal, Ltd.   $  10,000
       b. Private Placement                              250,000
       c. Robert M. Rubin                                200,000
       d. Revolving line of credit                       275,000
       e. Bridge loans                                   140,333
       f. Other                                            6,000
                                                        --------
                                                       $ 881,333
                                                        --------
                                                        --------


    a. The note originated November 18, 1993, bearing interest at 10% per annum. The principal and interest were due on February 6, 1994, and is currently in default. The noteholder has not taken action to enforce payment.

    b. In May 1994, the Company commenced and completed a private placement of five units, each unit costing $50,000 consisted of a $50,000 promissory note and 22,222 shares of common stock offered at $.001 per share. The terms of the promissory notes are interest at 10% per annum with principal and interest due at the earlier of (I) the closing of any debt or equity offering of the Company's securities, the gross proceeds of which is not less than $1,500,000, or (ii) September 30, 1995. The notes are currently in default.

    c. On January 19, 1994 the Company entered into an agreement with Mr. Robert M. Rubin, a stockholder/director of the Company, under which Mr. Rubin loaned the Company $200,000 in exchange for a promissory note, with interest at 10% per annum payable monthly, and 200,000 shares of the Company's common stock. In addition, the Company must accelerate the repayment of principal at any time at which the cash balance of the Company exceeds a certain dollar amount over a certain time period. The promissory note, which was due on September 30, 1995, and is secured by a general lien in all of the assets of the Company. The Company is in default of this note as of November 30, 1995.

    d. On November 18, 1994, the Company entered into a preliminary agreement with the following stockholders: Mr. Rubin, Mr. Lawrence E. Kaplan (also a director) and Stanley Kaplan (the "Investors") regarding $270,000 that had previously been advanced to the Company. The investors agreed to lend to the Company up to $275,000 inclusive of previous advances. Interest is payable at the rate of 10% per annum, with principal and interest due on September 30, 1995 Should the Company repay any principal before maturity, it is subject to terms which limit reborrowing against this line of credit. The Company is in default of these loans at November 30, 1995.

    e. In February through April 1995, the Company received loans in the aggregate amount of $143,333 from three directors of the Company and the father of a principal shareholder of the Company. Interest is being accrued at 10% per annum. In connection with the proposed Asset Purchase Agreement, the lenders have agreed to accept 3,278,890 shares of common stock in full payment of these loans, simultaneously with shares to be delivered to the Company by Mr. and Mrs. Astor.

5.  OBLIGATIONS UNDER LEASES

    The Company leases locations used for class sessions and the corporate headquarters. The Company operates its class sessions from locations typically leased on a monthly basis and cancelable at any time without penalty or legal obligation.

    Total rental expense for the years ended November 30, 1995 and 1994 was $120,249 and $266,197, respectively.

6.  INCOME TAXES

    The Company has available net operating loss carry forwards for federal income tax purposes of approximately $4,900,000 that expire from 1998 through 2009. In addition, the Company has investment tax credit carry forwards of approximately $16,000 that expire in 1998. The Company has applied a valuation allowance, eliminating entirely only tax benefits or tax assets that may arise from these favorable tax attributes.

    Furthermore, annual utilization of net operating losses can be subject to limitations due to "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which result in a more than 50% change in ownership.

7.  EMPLOYEE INCENTIVE STOCK OPTION PLAN

    The Company's Employee Incentive Stock Option Plan was adopted and approved as of June 1, 1989. The plan provides for the grant to key employees, officers and directors of both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 and non-statutory stock options. The plan provides for the issuance of up to 600,000 shares of common stock. Each option granted under the plan has a term of up to five years, is exercisable only at such times as the board of directors determine at the time of grant for a price at least equal to the fair market value of the common stock on the date of the option is granted, will terminate under certain circumstances if the holder ceases to be an employee of the Company and requires that the exercise price be paid, in the discretion of the board of directors, in cash, shares (valued at the fair market value thereof on the date of exercise) or a combination thereof. The exercise price of "incentive stock options" granted to 10% or greater shareholders of the Company must be equal to at least 110% of the fair market value of the Company's shares of common stock on the date of grant.

    On March 7, 1991, the Board of Directors authorized the grant of options to purchase an aggregate of 267,500 shares of common stock under the plan to eight employees of the Company, including Messrs. Jaroslow, Astor and Ms. Astor. Such options shall vest from periods of three to five years from the date of grant, are exercisable at a price per share of $.8938 - .8125 and expire five years from the date of grant.

    At November 30, 1995, there are options to purchase 200,000 shares of common stock remaining, which are fully vested and have an exercise price of $.8938 per share, expiring March 7, 1996. The remaining options were canceled and no options have been exercised to date.

    On January 31, 1994, the Board of Directors authorized the grant of options to purchase an aggregate of 362,500 shares of common stock under the plan as follows: Fred Jaroslow-100,000 shares, Michael Astor-131,250 shares, and Susan Astor-131,250 shares. Such options will vest on December 31, 1996. As of November 30, 1995, the options had not been issued.

8.  EMPLOYMENT AGREEMENTS

    In December 1988, the Company entered into separate five-year employment agreements with Fred Jaroslow, Susan Astor and Michael Astor which became effective upon the closing of the Initial Public Offering in March 1990.

    On October 22, 1993, the employment agreements of Michael and Susan Astor (also directors of the Company) were amended to provide that their employment shall continue until December 31, 1996. The terms of such agreements are renewable for one year periods subject to the approval of the board of directors of the Company. During the first two years of their agreements, the officers were entitled to receive salaries at a combined amount of $245,000. Each officer is to receive a ten percent increase during the third year.

    All such employment agreements provide for payments to the respective officers upon the termination of their employment by the Company without cause. While such officers are not currently receiving salaries at the rates provided in the employment agreements, to the extent not paid, Mr. and Mrs. Astor's salaries are currently being accrued. Mr. Jaroslow has agreed to waive his unpaid salary and accrued vacation as of November 30, 1994. Mr. and Mrs. Astor have agreed to waive accrued vacation as of November 30, 1995. Such employment agreements will terminate upon closing of the Asset Sale and, to the extent not paid prior to closing, all accrued salaries and vacations shall be waived.

    A consulting agreement has been entered into with Mr. Fred Jaroslow which becomes effective upon the termination of his employment agreement. The consulting agreement will continue for a period of one-half the length of his services under his employment agreement, described above which period, however, will not exceed five (5) years. The maximum amount payable under the consulting agreement will be $56,000 annually. Mr. Jaroslow has agreed to waive all unpaid salary and accrued vacation under this agreement.

9   CONSULTING AGREEMENTS

    On December 16, 1991, the Company entered into a consulting agreement with Palmer & Moore Ltd., a New York corporation, in which Robert M. Rubin is the sole shareholder. The consulting services were to assist the Company in formulating an acquisition strategy, seek out potential acquisition candidates, negotiate the transaction and assist in the financing associated with it. The agreement terminated December 16, 1994.

    As full compensation for the services, the Company issued 200,000 common shares to be held in escrow in the year ended November 30, 1992. The shares were released from escrow, as agreed upon, 100,000 on December 16, 1992 and 100,000 on December 16, 1993. The consultant agreed to pay $200 for these shares. Pursuant to valuation regulations promulgated by the Securities and Exchange Commission, the fair market value of such shares was determined to be $200,000 and was charged to operations on a quarterly basis over a two year period ending November 30, 1994.

    Pursuant to the terms of the Letter Agreement (as defined in footnote 11), the Company entered into a consulting agreement with Bernard Tessler, effective January 1, 1995, pursuant to which Mr. Tessler agreed to provide consulting services during 75% of his full working time for a fee of $75,000 per annum through February 28, 1995 and to provide consulting services during 20% of his full working time for a fee of $25,000 per annum from March 1, 1995 through December 31, 1997. Pursuant to the terms of the Second Letter Agreement, Mr. Tessler agreed, among other things, to release the Company from all payment obligations arising under this consulting agreement in consideration for a payment of $6,200.

10. WARRANTS

    In March 1990, the Company closed its initial public offering of 2,500,000 units, each consisting of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at $1.25 per share until January 16, 1993. In addition, the Company received $40 from the Underwriter for the Underwriter's purchase of 40,000 shares of common stock of the Company. The Board of Directors has extended the expiration date of the outstanding warrants until January 16, 1996 with all original terms of exercise in effect.

11. COMMITMENTS AND CONTINGENCIES

    As a condition to Mr. Rubin's agreement to make a previously described loan to the Company, on April 13, 1994 the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Kids N Things, Inc., a newly formed Delaware corporation wholly-owned by Mr.. Rubin, Bernard Tessler and Jerome Feldman for the sole purpose of facilitating the merger.

    Pursuant to the terms of a letter of agreement dated November 18, 1994 (the "Letter Agreement") among the Company and each of Michael Astor, Susan Astor and Fred Jaroslow, in their individual capacities, and Lawrence E. Kaplan, Stanley Kaplan and Mr.. Rubin (the "Investors"), the Company agreed to: (I) cause the Board of Directors of each of the Company and Kid N Things to terminate the Reorganization Agreement; (ii) issue 1,500,000 shares of Common Stock to Bernard Tessler in consideration of the payment of $2,000 and past services rendered to the Company (reduced to 750,000 shares in April 1995); (iii) elect each of Messrs.. Lawrence E. Kaplan, Rubin and Andrew Kaplan (the son of Stanley Kaplan) to fill three vacancies on the Board of Directors caused by the resignations of Messrs. Tessler, Baird and Horovitz; (iv) issue an aggregate of 100,000 shares of Common Stock to Jerry Feldman in consideration of the payment of $100 and past services rendered to the Company, (v) issue an aggregate of 3,249,996 shares of Common Stock to Messrs. Andrew Kaplan (as Stanley Kaplan's designee), Lawrence E. Kaplan, and Rubin in consideration of the payment of an aggregate of $4,200, past financial consulting services rendered and the joint and several agreement among the Investors to make available to the Company a $275,000 line of credit (the "Line of Credit"); and (vi) 400,000 shares of Common Stock to Mr. Rubin in consideration of the payment of $400 and his agreement to waive any and all defaults by Playorena to make current interest payments through the maturity date arising under the Note. The 5,250,000 shares of common stock to be issued to Mr. Tessler pursuant to the Letter Agreement were reduced by 750,000 shares pursuant to a subsequent letter agreement between the Company and Mr. Tessler dated April 10, 1995, wherein Mr. Tessler agreed, among other things, to reduce the total number of shares of common stock to be issued to him from 1,500,000 to 750,000. The total number of shares now required to be issued pursuant to the Letter Agreement is 4,500,000. Issuance of the 4,500,000 shares required to be issued pursuant to the Letter of Agreement will result in substantial dilution of the interests of the current shareholders of the Company.

                                       PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

3.1 Certificate of Incorporation, as amended - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

3.2 By-Laws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

4        1989 Incentive Stock Option Plan - incorporated by reference to
         Exhibit 4.3 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

10.1 Amended and Restated Employment Agreement between Company and Fred Jaroslow - incorporated by reference to Exhibit 10.1 to Registration
         Statement on       Form S-18 (SEC File No. 33-29561-NY)

10.2 Amended and Restated Employment Agreement between Company and Susan Astor - incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

10.2(a) Amendment to Employment Agreement between Company and Susan Astor (Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

10.3 Amended and Restated Employment Agreement between Company and Michael Astor - incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

10.3(a) Amendment to Employment Agreement between Company and Michael Astor (Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

10.4     Office Lease (Annual Report on Form 10-KSB for fiscal year ended
         11/30/93)

10.5     Form of Franchise Agreement - incorporated by reference to Exhibit
         10.6 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

10.6 Master Franchise Agreement dated as of November 30, 1989, between the Company and Horikawa Sangyo Kabushiki Kaisha - incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-18
         (SEC File No. 33-29561-NY)

10.7 Consulting Agreement dated December 16, 1991 between the Company and Palmer & Moore Ltd. - incorporated by reference to Exhibit 10.8 to 1991 Annual Report on Form 10-K (SEC File No. 0-18412)

10.8 Revolving 10% Promissory Note (Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

10.9 Form of Agreement and Plan of Reorganization between the Company and Kids 'N Things' Inc. (Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

10.10 Management Agreement, dated November 9, 1993 between the Company and Bernard Tessler (Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

10.10(a) Amendment to Management Agreement, dated January 20, 1994 between the
         Company and Bernard Tessler (Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

10.11 Letter Agreement dated November 18, 1994 (Annual Report on Form 10-KSB for fiscal year ended 11/30/94).

10.11(a) Amendment to Letter Agreement dated April 10, 1995.

10.13 Asset Purchase Agreement dated as of March 31, 1995 (Quarterly Report on Form 10-QSB for fiscal quarter ended February 28, 1995).


         (b) Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the last fiscal quarter of 1995.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of July, 1996.

PLAYORENA INC.


By:/s/ SUSAN ASTOR
   -----------------------
   Susan Astor, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:


    SIGNATURE                     TITLE                         DATE
    ---------                     -----                         ----



/s/ MICHAEL ASTOR                 Vice President and Chief      July 30, 1996
- ----------------------------      Operating Officer
Michael Astor                     (principal, financial
                                  and accounting officer)
                                  and Director



/s/ SUSAN ASTOR
- -----------------------------
Susan Astor                       President and Director        July 30, 1996