Form 10QSB
period 1996-02-29
PLAYORENA INC
filed 1996-08-22
CIK 852766

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended February 29, 1996
                                               -----------------

                   Transition report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________


                         Commission File number 0-18412
                                                -------
                                 PLAYORENA INC.
              ----------------------------------------------------
                 (Name of small business issuer in its charter)

               New York                                    11-2602120
     -------------------------------              --------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

              22 Manhasset Avenue, Port Washington, New York  11050
          -------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                   Issuer's telephone number:  (516) 883-7529
                                               --------------

   Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                         ----

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock. $.001 par value
                          -----------------------------
                                (Title of class)
                         Common Stock Purchase Warrants
                         -------------------------------
                                (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----    ----

          The number of shares outstanding of the registrant's Common Stock, as of July 30, 1996 was 8,262,910 shares of Common Stock.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I

Item 1  -  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2  -  Management's Discussion and Analysis or Plan of Operation . . . . . 6


PART II

Item 3  -  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 8
Item 5  -  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 9
Item 6  -  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                 PLAYORENA INC.

                                  BALANCE SHEET

                                FEBRUARY 29, 1996

                                   (UNAUDITED)


                                     ASSETS



                                                                 $      -
                                                                 ------------
                                                                 ------------

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable                                                      $881,333
  Cash overdraft                                                       49,232
  Accrued expenses                                                    441,298
                                                                 ------------
    TOTAL CURRENT LIABILITIES                                       1,371,863

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $ .001 par value;
    15,000,000 shares authorized,
    8,262,910 shares issued and outstanding                             8,263
  Additional paid-in-capital                                        4,089,783
  Accumulated deficit                                              (5,469,909)
                                                                 ------------
    TOTAL SHAREHOLDERS' DEFICIENCY                                 (1,371,863)
                                                                 ------------

                                                                 $     -
                                                                 ------------
                                                                 ------------





                       See notes to financial statements.

                                 PLAYORENA INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                       Three months ended
                                                   ---------------------------
                                                   February 29,   February 28,
                                                      1996           1995
                                                   ------------   ------------
EXPENSES:

     General and administrative                    $      5,070   $     19,858
     Interest expense                                    22,256         19,266
                                                   ------------   ------------
          TOTAL EXPENSES                                 27,326         39,124
                                                   ------------   ------------

LOSS FROM CONTINUING OPERATIONS                         (27,326)       (39,124)
                                                   ------------   ------------

LOSS FROM DISCONTINUED OPERATIONS                       (60,238)      (165,770)
                                                   ------------   ------------

NET LOSS                                           $    (87,564)  $   (204,894)
                                                   ------------   ------------
                                                   ------------   ------------

NET LOSS PER SHARE:
  Continuing operations                            $      (0.00)  $      (0.00)
  Discontinued operations                                 (0.01)         (0.02)
                                                   ------------   ------------

NET LOSS PER SHARE                                 $      (0.01)  $      (0.02)
                                                   ------------   ------------
                                                   ------------   ------------

WEIGHTED AVERAGE SHARES USED IN COMPUTATION           8,262,910      8,196,000
                                                   ------------   ------------
                                                   ------------   ------------






                       See notes to financial statements.

                                 PLAYORENA INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                                                       Three months ended
                                                   ---------------------------
                                                   February 29,   February 28,
                                                       1996           1995
                                                   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $(87,564)     $(204,894)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization                  15,323         16,052
     Change in operating assets and liabilities          21,680        105,751
                                                   ------------   ------------

CASH USED IN OPERATING ACTIVITIES                       (50,561)       (83,091)
                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                 -              150
     Proceeds from the sale of equipment                    -              -
                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              150
                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) debt financing            -           85,000
     Decrease of capital lease obligations                  -           (1,716)
     Proceeds from officers                                 -            1,400
     Cash overdraft                                      49,232            -
                                                   ------------   ------------

CASH PROVIDED BY FINANCING ACTIVITIES                    49,232         84,684

NET INCREASE (DECREASE) IN CASH                          (1,329)         1,743
                                                   ------------   ------------

CASH AT BEGINNING OF PERIOD                               1,329          2,944

CASH AT END OF PERIOD                              $        -     $      4,687
                                                   ------------   ------------
                                                   ------------   ------------






                       See notes to financial statements.

                                 PLAYORENA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED FEBRUARY 29, 1996

                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

          The accompanying financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.
     As discussed in the Company's Annual Report on Form 10-KSB, management has agreed on a plan to discontinue the Company's operations and in this regard has executed an Asset Sale Agreement. Accordingly, the accompanying financial statements present such operations as discontinued operations.

2.   LOSS PER SHARE

          Per share information is computed based on the weighted average number of shares outstanding during the period.

3.   DISCONTINUED OPERATIONS

          Assets and liabilities of the Company's discontinued operations consist of the following at February 29, 1996:


     Assets:
     ------

     Accounts receivable                               $        29,308

     Prepaid expenses                                              823

     Property and equipment                                    202,871

     Intangible assets                                          37,081
                                        4

     Liabilities:
     -----------

     Accounts payable and accrued expenses                    (471,442)
                                                     -----------------
     Net                                             $        (201,359)
                                                     -----------------
                                                     -----------------

          The revenues of the discontinued business were $118,192 for the three month period ended February 29, 1996 and $222,051 for the three month period ended February 28, 1995.

4.   ACCRUED EXPENSES

          Accrued expenses which are expected to remain with the continuing entity consist of the following at February 29, 1996:


     Interest                                          $       144,144

     Professional fees                                          88,295

     Other                                                       7,500

     Estimated losses through estimated disposal date           46,174

     Estimated gain on disposal not recognized                 155,185
                                                     -----------------
                                                              $441,298
                                                     -----------------
                                                     -----------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          Despite the best efforts of management to reduce costs by significantly decreasing the number of locations in operation, during the fiscal year ended November 30, 1995, the Company sustained losses from operations of $477,693, and such losses continued for the first fiscal quarter of 1996 in the aggregate amount of $87,564. As the Company has been unable to raise the required capital, the Company's ability to continue its business in its present form has been increasingly called into question. Accordingly, the Company has decided to divest all of its operations and has executed an Asset Purchase Agreement pursuant to which it has agreed to sell all of its assets and properties (see "OTHER INFORMATION - Asset Purchase Agreement with Michael Astor").

          In light of the Company's agreement to sell all of its assets, the Company is accounting for the historical results of its business as discontinued operations. In this regard, the following discussion and analysis presents a general, overall financial summary of the discontinued operations, rather than a detailed discussion of the results of operations to be disposed in the near future. As presented in the Company's recast financial statements, certain expenses, consisting of minimal general and administrative expenses and debt service costs, have been evaluated to be expenses attributable to the continuing entity after consideration of the divestiture of operations.

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS -
COMPARISON OF THREE MONTHS ENDED FEBRUARY
29, 1996 TO THREE MONTHS ENDED FEBRUARY 28, 1995

          During the three month period ended February 29, 1996, revenues of the discontinued operations decreased 47% to $118,192 from $222,051 in the same period in 1995, as the Company greatly reduced the number of pre-school children movement/play centers that it operates. Loss from discontinued operations decreased from $165,770 in 1995 to $60,238 in 1996, reflecting the reduced cost demands of the decreased level of the Company's activity.

          The Company opened 4 new centers in January 1996 and operated a total of 13 centers during the three month period ended February 29, 1996, as compared to 51 centers in the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

          At February 29, 1996, the Company had a working capital deficit of $1,371,863 compared to a working capital deficit of $1,368,319 at February 28, 1995. Management has been attempting to reverse this downward trend by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets. There can be no assurance that the Company will be successful in obtaining any additional capital and placing its programs in alternative outlets.


MANAGEMENT'S PLAN OF OPERATION

          Management continues to believe that the Playorena program would operate more profitably within a different environment than it has operated in the past. Specifically, management feels that operating the program as part of an existing childrens' retail outlet or day-care center would enable the program to interface promotionally as well as providing mutually beneficial services. Fixed, established locations could provide a more conducive environment and greater visibility. Management believes that operating in such locations would increase enrollments in the Playorena program, with reduced operating and marketing costs. Although management has actively sought such outlets, the program has not yet been operated in any such environment and there can be no assurance that the Playorena program would work as contemplated or that any such outlets would be willing to locate a Playorena program at its facility.

                                     PART II

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          LOAN TO THE COMPANY

          On January 19, 1994, the Company executed and delivered to Robert M. Rubin a Revolving 10% Promissory Note in the principal amount of $200,000 (the "Note") pursuant to which the Company had borrowed as of February 18, 1994 the maximum aggregate principal amount of $200,000. The loan is secured by a first priority security interest in all of the assets of Playorena.

          Advances made pursuant to the Note were due on September 30, 1995 and were not paid. The Company does not at the present time have the resources to repay the Note and Mr. Rubin has the right to foreclose on his security interest in all of the assets of the Company. In consideration of the loan and credit facility provided by Mr. Rubin, the Company issued 200,000 shares of the Company's Common Stock to Mr. Rubin. Pursuant to the terms of the Asset Purchase Agreement, dated as of March 31, 1995, between the Company and Michael Astor, Mr. Rubin will be required to release his security interests so that the entity acquiring the assets of the Company will acquire such assets free and clear of any liens or encumbrances. (See "OTHER INFORMATION - Asset Purchase Agreement with Michael Astor")

          PRIVATE PLACEMENT OF EQUITY AND DEBT

          In May 1994, the Company commenced and completed a private placement of five units, each unit consisting of 22,222 shares of the Company's common stock and a promissory note in the principal amount of $50,000, bearing interest at the rate of ten percent per annum, with principal and interest due at the earlier of the closing of any debt or equity offering of the Company's securities yielding gross proceeds in excess of $1,500,000 or September 30, 1995. As each of the units were sold by the Company for $50,000, the Company derived an aggregate of $250,000 from the private placement. With the exception of one-half of one unit acquired by Lawrence E. Kaplan, a nominee to be elected as a director of the Company, all of the units were acquired by unaffiliated persons. The promissory notes were not repaid and the Company does not at the present time have the resources to repay the promissory notes.

          LINE OF CREDIT

          Pursuant to the terms of a letter agreement dated November 18, 1994 (the "Letter Agreement") among the Company and each of Michael Astor, Susan Astor and Fred Jaroslow (then current directors of the Company), in their individual capacities, and Lawrence E. Kaplan, Stanley Kaplan and Mr. Rubin (the "Investors"), the Company agreed to, among other things, issue an aggregate of 3,250,000 shares of common stock to Messrs. Andrew Kaplan (as Stanley Kaplan's designee), Lawrence E. Kaplan and Rubin in consideration of the payment of an aggregate of $4,200, past financial consulting services rendered and the joint and several agreement among the Investors to make available to the Company a $275,000 line of credit (the "Line of Credit").

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


ITEM 5.  OTHER INFORMATION.

          ASSET PURCHASE AGREEMENT WITH MICHAEL ASTOR

          Beginning in April, 1995, the Company began negotiating with Michael Astor with respect to the possible acquisition by Mr. Astor of all of the assets of the Company. On April 14, 1995, the Company entered into an Asset Purchase Agreement (the "Agreement") with Michael Astor (who, along with his wife, Susan Astor, comprise all of the current officers and members of the Board of Directors of the Company), pursuant to which an entity to be formed by Mr. Astor (the "Purchaser") will acquire all of the assets and properties of the Company, including, without limitation, all copyrights, trademarks, trade names (including the name "Playorena"), accounts receivable, equipment, inventory, cash and cash equivalents, in exchange for the Purchaser's assumption of certain liabilities of the Company and the transfer to the Company by Mr. and Mrs. Astor of 1,041,800 shares of common stock of the Company, $.001 par value per share (the "Common Stock"), representing all of the Common Stock of the Company owned by Mr. and Mrs. Astor. The assets to be transferred and the liabilities to be assumed have an approximate value of $270,000 and $471,000, respectively, at February 29, 1996.

          The terms of the Agreement were negotiated on behalf of the Company by Robert M. Rubin. Mr. Rubin owns 2,923,334 shares of Common Stock of the Company, representing 22.9% of the issued and outstanding shares of Common Stock. In addition, in consideration for a loan made to the Company by Mr. Rubin in January 1994 and due in September 1995, Mr. Rubin was granted a first priority security interest in all of the assets of the Company. As the Company does not presently have the resources to repay the $200,000 principal amount of the secured loan to Mr. Rubin, since September 30, 1995, Mr. Rubin has had the right to foreclose on his security interest in all of the assets of the Company. See "Defaults Upon Senior Securities - Loan to the Company". Pursuant to the terms of the Agreement, Mr. Rubin will be required to release his security interests so that the Purchaser will obtain title to the Company's assets free and clear of any liens or encumbrances.

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

          The financial statements included in this Quarterly Report for the fiscal quarter ended as of February 29, 1996, indicate that the Company had negative working capital of $1,371,863 and a negative net worth of $1,371,863 as of such date. Based upon the proposed structure of the transaction set forth in the Agreement, immediately following the closing of the Asset Sale the Company will have no assets or business but will retain estimated liabilities of $1,170,504, plus certain obligations incurred between February 29, 1996 and the date of the closing, plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such a business should be offered to the Company, the acquisition is likely to result in immediate and substantial dilution to the shareholders of the Company.

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

          In light of its decision to divest all of its operations, the Company is accounting for the historical results of the business as discontinued operations. In this regard, in accordance with generally accepted accounting principals, the Company has an unrecorded gain on disposal at February 29, 1996 of approximately $155,000, representing the amount by which estimated liabilities to be assumed exceed estimated value at closing of assets to be divested and estimated losses through disposal date. At the time that the Asset Sale is consummated, the Company will recognize the actual dollar amount of this unrecorded gain.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS.

3.1   Certificate of Incorporation, as amended - incorporated by reference to
      Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-29561-
      NY)

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

10.11 Letter Agreement dated November 18, 1994 (Annual Report on Form 10-KSB for fiscal year ended 11/30/94).

10.11(a) Amendment to Letter Agreement dated April 10, 1995 (Annual Report on
      Form 10-KSB for fiscal year ended 11/30/95).

10.12 Asset Purchase Agreement, dated as of March 31, 1995 (Quarterly Report on Form 10- QSB for fiscal quarter ended February 28, 1995).


      (b) REPORTS ON FORM 8-K.

      The Company did not file any Current Reports on Form 8-K during the first fiscal quarter of 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PLAYORENA INC.



July 30, 1996                 By:/s/ MICHAEL ASTOR
                                 --------------------------------
                                 Michael Astor
                                 Vice President, Chief Operating
                                 Officer, Chief Financial Officer
                                 and Treasurer (as both a duly
                                 authorized officer of the
                                 registrant and the principal
                                 financial officer or chief
                                 accounting officer of the
                                 registrant)