Form 10QSB
period 1996-05-31
PLAYORENA INC
filed 1996-10-11
CIK 852766

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X              Quarterly Report Pursuant to Section 13 or 15(d)
---                  of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 1996
                                                  ------------

                   Transition report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                         Commission File number 0-18412
                                                -------

                                 PLAYORENA INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                New York                               11-2602120
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

              22 Manhasset Avenue, Port Washington, New York  11050
--------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                   Issuer's telephone number:  (516) 883-7529
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

                        Common Stock Purchase Warrants(1)
                        ---------------------------------
                                (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X   No
     -----     -----

          The number of shares outstanding of the registrant's Common Stock, as of October 1, 1996, was 12,762,910 shares of Common Stock.

--------------
     1    Expired on January 16, 1996.

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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                 PLAYORENA INC.

                                  BALANCE SHEET

                                  MAY 31, 1996

                                   (UNAUDITED)


                                     ASSETS

    Cash                                                            30,229
                                                               -----------

    TOTAL ASSETS                                               $    30,229
                                                               -----------
                                                               -----------



                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable                                                $   875,333
  Accrued expenses                                                 516,713
                                                               -----------
    TOTAL CURRENT LIABILITIES                                    1,392,046

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $ .001 par value;
    15,000,000 shares authorized,
    8,262,910 shares issued and outstanding                          8,263
  Additional paid-in-capital                                     4,089,783
  Accumulated deficit                                           (5,459,863)
                                                               -----------
    TOTAL SHAREHOLDERS' DEFICIENCY                              (1,361,817)
                                                               -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    30,229
                                                               -----------
                                                               -----------


                       See notes to financial statements.

                                 PLAYORENA INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)



                                                                         Three months ended              Six months ended
                                                                      -------------------------     -------------------------
                                                                        May 31,        May 31,        May 31,        May 31,
                                                                         1996           1995           1996           1995
                                                                      ----------     ----------     ----------     ----------

EXPENSES:
  General and administrative                                          $    3,501     $    1,503          8,571     $    6,573
  Interest Expense                                                        22,256         22,813         44,512         42,079
                                                                      ----------     ----------     ----------     ----------
     TOTAL EXPENSES                                                       25,757         24,316         53,083         48,652
                                                                      ----------     ----------     ----------     ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (25,757)       (24,316)       (53,083)       (48,652)
                                                                      ----------     ----------     ----------     ----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                35,804        (70,069)       (24,434)      (250,627)
                                                                      ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                                     $   10,047     $  (94,385)       (77,517)    $ (299,279)
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

NET INCOME (LOSS) PER SHARE:
  Continuing operations                                               $    (0.00)    $    (0.00)         (0.01)        $(0.01)
  Discontinued operations                                                   0.00          (0.01)         (0.00)         (0.03)
                                                                      ----------     ----------     ----------     ----------

NET INCOME (LOSS) PER SHARE                                           $     0.00     $    (0.01)         (0.01)    $    (0.04)
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

WEIGHTED AVERAGE SHARES USED IN COMPUTATION                            8,262,910      8,580,454      8,262,910      8,313,306
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------


                       See notes to financial statements.

                                 PLAYORENA INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                       Six months ended
                                                    -----------------------
                                                     May 31,       May 31,
                                                      1996          1995
                                                      ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(77,517)     $(299,279)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation and amortization                   30,646         31,375
      Gain (loss) on sale of equipment                     -        (16,036)
  Change in operating assets and liabilities          81,771         84,580
                                                    --------      ---------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       34,900       (199,360)
                                                    --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                   -            150
  Proceeds from the sale of equipment                      -         51,136
                                                    --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES                       -         51,286
                                                    --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) debt financing         (6,000)       145,333
  Decrease of capital lease obligations                    -         (3,153)
  Proceeds from officer loans                              -          3,500
                                                    --------      ---------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (6,000)       145,680
                                                    --------      ---------

NET INCREASE (DECREASE) IN CASH                       28,900         (2,394)

CASH AT BEGINNING OF PERIOD                            1,329          2,944

CASH AT END OF PERIOD                               $ 30,229      $     550
                                                    --------      ---------
                                                    --------      ---------


                       See notes to financial statements.

                                 PLAYORENA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          SIX MONTHS ENDED MAY 31, 1996

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

3.   DISCONTINUED OPERATIONS

          Assets and liabilities of the Company's discontinued operations consist of the following at May 31, 1996:

       ASSETS:

       Accounts receivable                                         $  19,653

       Prepaid expenses                                                  823
       Property and equipment                                        184,753

       Intangible assets                                               7,300


       LIABILITIES:
       Accounts payable and accrued expenses                        (457,701)
                                                                   ----------

       Net                                                         $(245,172)
                                                                   ----------
                                                                   ----------

          The revenues of the discontinued business were $267,331 for the six month period ended May 31, 1996 and $324,722 for the six month period ended May 31, 1995.

4.   ACCRUED EXPENSES

          Accrued expenses consist of the following at May 31, 1996:


     Interest                                                      $166,400
     Professional fees                                               97,641
     Other                                                            7,500
     Estimated losses through estimated disposal date                81,552
     Estimated gain on disposal not recognized                      163,620
                                                                   --------
                                                                   $516,713
                                                                   --------
                                                                   --------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          Despite the best efforts of management to reduce costs by significantly decreasing the number of locations in operation, during the fiscal year ended November 30, 1995, the Company sustained losses from operations of $477,693, and continued to sustain losses during the first six months of fiscal 1996 in the aggregate amount of $77,517. Since the Company has been unable to raise the required capital to continue operating in its present form, the Company has decided to divest all of its operations and has executed an Asset Purchase Agreement pursuant to which it has agreed to sell all of its assets and properties (see "OTHER INFORMATION - Asset Purchase Agreement with Michael Astor").

          In light of the Company's agreement to sell all of its assets, the Company is accounting for the historical results of its business as discontinued operations. In this regard, the following discussion and analysis presents a general, overall financial summary of the discontinued operations, rather than a detailed discussion of the results of operations to be disposed of in the near future. As presented in the Company's recast financial statements, certain expenses, consisting of minimal general and administrative expenses and debt service costs, have been evaluated to be expenses attributable to the continuing entity after consideration of the divestiture of operations.

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS -
COMPARISON OF SIX MONTHS ENDED MAY 31, 1996 TO SIX MONTHS ENDED MAY 31, 1995

          During the six month period ended May 31, 1996, revenues of the discontinued operations decreased 18% to $267,331 from $324,722 in the same period in 1995, as the Company greatly reduced the number of pre-school children movement/play centers that it operates. Loss from discontinued operations decreased from $250,627 in 1995 to $24,434 in 1996, reflecting the reduced cost demands of the decreased level of the Company's activity.

          The Company operated a total of 13 centers during the six month period ended May 31, 1996. During the same period in 1995, the Company operated 51 centers until April 1995, when it decreased the number of its operating centers to six.

LIQUIDITY AND CAPITAL RESOURCES

          At May 31, 1996, the Company had a working capital deficit of $1,361,817 compared to a working capital deficit of $1,284,299 at November 30, 1995. Management has been attempting to reverse this downward trend in its discontinued operations to be disposed of in the near future by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

     Based upon the proposed structure of the transaction set forth in the Asset Purchase Agreement, immediately following the closing of the asset sale the Company will have no assets or business but will retain estimated liabilities of $875,333, plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such a business should be offered to the Company, the acquisition is likely to result in immediate and substantial dilution to the shareholders of the Company.


MANAGEMENT'S PLAN OF OPERATION

          Management continues to believe that the Playorena program can operate more profitably within a different form of environment than that in which its program has operated in the past. Specifically, management feels that operating the program as part of an existing childrens' retail outlet or day-care center would enable the program to enjoy more promotional benefits from cross-marketing with the host, and that relationship could enable each party to provide mutually beneficial services to the other. Fixed, established locations could provide a more conducive environment and greater visibility than the current placement of the program within school, religious and other community based locations on a floating basis (e.g., different classes being offered in different locations and on changing schedules). Management believes that operating in such locations would increase enrollments in the Playorena program, with reduced operating and marketing costs. Although management has actively sought such outlets, the program has not yet been operated in any such environment and there can be no assurance that the Playorena program would work as contemplated or that any such outlets would be willing to locate a Playorena program at its facility.

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


ITEM 5.  OTHER INFORMATION.

          ASSET PURCHASE AGREEMENT WITH MICHAEL ASTOR

          On April 14, 1995, the Company entered into an Asset Purchase Agreement (the "Agreement") with Michael Astor (who, along with his wife, Susan Astor, comprise all of the current officers and members of the Board of Directors of the Company), pursuant to which an entity to be formed by Mr. and Mrs. Astor (the "Purchaser") agreed to acquire all of the assets and properties of the Company, including, without limitation, all copyrights, trademarks, trade names (including the name "Playorena"), accounts receivable, equipment, inventory, cash and cash equivalents, in exchange for the Purchaser's assumption of certain liabilities of the Company and the transfer to the Company by Mr. and Mrs. Astor of 1,041,800 shares of common stock of the Company, $.001 par value per share (the "Common Stock"), representing all of the Common Stock of the Company owned by Mr. and Mrs. Astor. The assets to be transferred and the liabilities to be assumed have an approximate value of $276,000 and $478,000, respectively, at November 30, 1995 and $212,529 and $457,701, respectively, at May 31, 1996.

          The terms of the Agreement were negotiated on behalf of the Company by Robert M. Rubin beginning in April 1995. Mr. Rubin owns 2,923,332 shares of Common Stock of the Company, representing 22.9% of the issued and outstanding shares of Common Stock. In addition, in consideration for a loan made to the Company by Mr. Rubin in January 1994 and due in September 1995, Mr. Rubin was granted a first priority security interest in all of the assets of the Company. As the Company does not presently have the resources to repay the $200,000 principal amount of the secured loan to Mr. Rubin, since September 30, 1995, Mr. Rubin has had the right to foreclose on his security interest in all of the assets of the Company. See "Defaults Upon Senior Securities - Loan to the Company". Pursuant to the terms of the Agreement, Mr. Rubin will be required, as the Company's only secured creditor, to release his security interests so that the Purchaser will obtain title to the Company's assets free and clear of any liens or encumbrances.

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

    (iv) claims made against the Company by shareholders of the Company, none of which are presently pending or, to the Company's knowledge, threatened;

     (v) certain fees incurred in connection with compliance with applicable securities laws; and

    (vi) all liabilities and obligations of the Company arising after the closing of the Asset Sale.

          The financial statements included in this Quarterly Report for the fiscal quarter ended as of May 31, 1996, indicate that the Company had negative working capital of $1,361,817 as of such date and cash flows from operations of $34,900 for such six month period. Based upon the proposed structure of the transaction set forth in the Agreement, immediately following the closing of the Asset Sale the Company will have no assets or business but will retain liabilities estimated to be $875,333, plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such a business should be offered to the Company, the acquisition is likely to result in immediate and substantial dilution to the shareholders of the Company.

          Although the Agreement provides for the assumption by the Purchaser and, indirectly, by Mr. Astor personally, of significant liabilities of the Company, the Company will remain contingently responsible for the satisfaction of such liabilities and there can be no assurance that such liabilities will be satisfied. The Purchaser will be formed by Mr. and Mrs.

Astor for the purpose of acquiring the Playorena assets and continuing the business on a significantly smaller scale. Neither the Purchaser nor Mr. Astor will have sufficient resources to satisfy all of the liabilities to be assumed.

          In order to afford the Company the flexibility to attempt to raise additional capital and/or acquire another business subsequent to the Asset Sale, management believes that it would be in the Company's best interest to reverse split the 15,000,000 shares of Common Stock to be outstanding immediately subsequent to the Asset Sale (including 3,278,890 pre-split shares to be issued prior to the closing to Messrs. Rubin, Lawrence Kaplan, Stanley Kaplan and Jaroslow in consideration for their lending the Company an aggregate of $143,333, see "Additional Loans From Affiliates of the Company") on a 20 shares for one share basis so that the number of shares of Common Stock outstanding immediately subsequent to the reverse stock split will be 750,000. Increasing the number of authorized shares of Common Stock will insure that authorized but unissued shares will be available for stock dividends or stock splits, possible acquisitions, financings, stock option or purchase plans and other corporate purposes in the future, without the necessity of further shareholder action. Such flexibility will enable the Company's Board of Directors to issue additional shares of Common Stock without further approval by the shareholders upon such terms and at such times as the Board may determine. Holders of the Common Stock have no preemptive rights to subscribe to such shares. The Company currently has no understandings, agreements, plans or commitments that would involve the issuance of additional shares of Common Stock.

          In light of its decision to divest all of its operations, the Company is accounting for the historical results of the business as discontinued operations. In this regard, in accordance with generally accepted accounting principals, the Company has an unrecorded gain on disposal at May 31, 1996 of approximately $163,620, representing the amount by which estimated liabilities to be assumed exceed estimated value at closing of assets to be divested and estimated losses through disposal date. At the time that the Asset Sale is consummated, the Company will recognize the actual dollar amount of this unrecorded gain.

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

10.11(a) Amendment to Letter Agreement dated April 10, 1995 (Annual Report on Form 10-KSB for fiscal year ended 11/30/95).

10.12 Asset Purchase Agreement, dated as of March 31, 1995 (Quarterly Report on Form 10-QSB for fiscal quarter ended February 28, 1995).

27        Financial Data Schedule.

          (b) REPORTS ON FORM 8-K.

          The Company did not file any Current Reports on Form 8-K during its second fiscal quarter ended May 31, 1996.

                                   SIGNATURES

          Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PLAYORENA INC.



October 10, 1996              By:/s/ Michael Astor
                                 -------------------------------
                                 Michael Astor
                                 Vice President, Chief Operating
                                 Officer, Chief Financial Officer
                                 and Treasurer (as both a duly
                                 authorized officer of the
                                 registrant and the principal
                                 financial officer or chief
                                 accounting officer of the
                                 registrant)