Form 10KSB/A
period 1995-11-30
PLAYORENA INC
filed 1996-10-25
CIK 852766

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB/A

                                 Amendment No. 1 to
 X                  Annual Report Pursuant to Section 13 or 15(d)
---                    of the Securities Exchange Act of 1934

                     For the fiscal year ended November 30, 1995
                                               -----------------

                     Transition report under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

             For the transition period from             to
                                            -----------    ------------


                           Commission File number 0-18412
                                                  -------

                                   PLAYORENA INC.
                ----------------------------------------------------
                   (Name of small business issuer in its charter)

               New York                                  11-2602120
     -------------------------------                 -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                22 Manhasset Avenue, Port Washington, New York  11050
                -----------------------------------------------------
                (Address of principal executive offices)   (Zip Code)

                     Issuer's telephone number:  (516) 883-7529
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

              Common Stock Purchase Warrants (expired January 16, 1996)
              ---------------------------------------------------------
                                  (Title of class)

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

          State issuer's revenues for its most recent fiscal year:  $453,458
                                                                    --------

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

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PLAYORENA INC.



October 18, 1996               By:/s/ Michael Astor
                                  ---------------------------------------
                                  Michael Astor
                                  Vice President, Chief Operating
                                  Officer, Chief Financial Officer
                                  and Treasurer (as both a duly
                                  authorized officer of the
                                  registrant and the principal
                                  financial officer or chief
                                  accounting officer of the
                                  registrant)