Form 10QSB/A
period 1996-02-29
PLAYORENA INC
filed 1996-10-25
CIK 852766

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                               Amendment No. 1 to
X               Quarterly Report Pursuant to Section 13 or 15(d)
-                    of the Securities Exchange Act of 1934

                For the quarterly period ended February 29, 1996
                                               -----------------

                   Transition report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to ______________

                         Commission File number 0-18412
                                                -------

                                 PLAYORENA INC.
        -----------------------------------------------------------------
                 (Name of small business issuer in its charter)

               New York                                        11-2602120
     -------------------------------                   --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

              22 Manhasset Avenue, Port Washington, New York  11050
        -----------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number: (516) 883-7529
                                               ---------------

   Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock. $.001 par value
                          -----------------------------
                                (Title of class)
                         Common Stock Purchase Warrants
                         ------------------------------
                                (Title of class)

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


                                       PLAYORENA INC.



October 18, 1996                       By:/s/ Michael Astor
                                          ---------------------------------
                                         Michael Astor
                                         Vice President, Chief Operating
                                         Officer, Chief Financial Officer
                                         and Treasurer (as both a duly
                                         authorized officer of the
                                         registrant and the principal
                                         financial officer or chief
                                         accounting officer of the
                                         registrant)