Form 10QSB
period 1996-08-31
PLAYORENA INC
filed 1996-11-12
CIK 852766

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

X                  Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                    For the quarterly period ended AUGUST 31, 1996
                                                   ---------------

                     Transition report under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For the transition period from                           to
                               -------------------------   -----------------

                            Commission File number 0-18412
                                                   -------

                                    PLAYORENA INC.
                 ----------------------------------------------------
                    (Name of small business issuer in its charter)

                     NEW YORK                               11-2602120
          ------------------------------              ---------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

                22 MANHASSET AVENUE, PORT WASHINGTON, NEW YORK  11050
                -----------------------------------------------------
                (Address of principal executive offices)   (Zip Code)

                      Issuer's telephone number:  (516) 883-7529
                                                 ---------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE
                                                                            ----

         Securities registered pursuant to Section 12(g) of the Exchange Act:

                            COMMON STOCK. $.001 PAR VALUE
                            -----------------------------
                                   (Title of class)
                          COMMON STOCK PURCHASE WARRANTS (1)
                          ----------------------------------
                                   (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes  X  No
    -----  -----
         The number of shares outstanding of the registrant's Common Stock, as of November 1, 1996, was 12,762,910 shares of Common Stock.

------------------
(1) Expired on January 16, 1996.

                                  TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I

Item 1  -  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2  -  Management's Discussion and Analysis or Plan of Operation. . . . . 6


PART II

Item 3  -  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 8
Item 5  -  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 9
Item 6  -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                    PLAYORENA INC.

                                    BALANCE SHEET

                                   AUGUST 31, 1996

                                     (UNAUDITED)

                                        ASSETS

Cash                                                               $   32,598
                                                                     ---------
  TOTAL ASSETS                                                     $   32,598
                                                                     ---------
                                                                     ---------
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable                                                   $   875,333
  Accrued expenses                                                    579,458
                                                                     ---------
    TOTAL CURRENT LIABILITIES                                       1,454,791

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $ .001 par value;
    15,000,000 shares authorized,
    8,262,910 shares issued and outstanding                             8,263
  Additional paid-in-capital                                        4,089,783
  Accumulated deficit                                              (5,520,239)
                                                                     ---------
    TOTAL SHAREHOLDERS' DEFICIENCY                                 (1,422,193)
                                                                     ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   32,598
                                                                     ---------
                                                                     ---------


                          See notes to financial statements.

                               STATEMENT OF OPERATIONS

                                     (UNAUDITED)


                                                           Three months ended            Nine months ended
                                                        ------------------------      ------------------------
                                                        August 31,     August 31,     August 31,     August 31,
                                                           1996           1995           1996           1995
                                                        ---------      ---------      ---------      ---------
EXPENSES:
  General and administrative                          $    1,549     $   11,448     $   10,120     $   18,021
  Interest Expense                                        22,256         22,469         66,768         64,548
                                                       ----------     ----------     ----------     ----------
     TOTAL EXPENSES                                       23,805         33,917         76,888         82,569
                                                       ----------     ----------     ----------     ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                 (23,805)       (33,917)       (76,888)       (82,569)
                                                       ----------     ----------     ----------     ----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS               (36,572)       (72,460)       (61,006)      (323,087)
                                                       ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                     $  (60,377)    $ (106,377)    $ (137,894)    $ (405,656)
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

NET INCOME (LOSS) PER SHARE:
  Continuing operations                               $    (0.00)    $    (0.00)    $    (0.01)    $    (0.01)
  Discontinued operations                                  (0.01)         (0.01)         (0.01)         (0.04)
                                                       ----------     ----------     ----------     ----------

NET INCOME (LOSS) PER SHARE                           $    (0.01)    $    (0.01)    $    (0.02)    $    (0.05)
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

WEIGHTED AVERAGE SHARES USED IN COMPUTATION            8,262,910      8,182,846      8,262,910      8,278,694
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------



                          See notes to financial statements.

                                    PLAYORENA INC.

                               STATEMENT OF CASH FLOWS

                                     (UNAUDITED)

                                                            Nine months ended
                                                    --------------------------------
                                                      August 31,        August 31,
                                                        1996              1995
                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $   (137,894)     $   (405,656)
  Adjustments to reconcile net loss to net cash
    used by operating activities;
       Depreciation and amortization                      45,969            43,796
       Gain (loss) on sale of equipment                        -           (16,926)
  Change in operating assets and liabilities             129,194           164,345
                                                    --------------    --------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           37,269          (214,441)
                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                       -               150
  Proceeds from the sale of equipment                          -            61,387
                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES                           -            61,537
                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) debt financing             (6,000)          150,333
  Decrease of capital lease obligations                        -            (4,546)
  Proceeds from officer loans                                  -             8,150
                                                    --------------    --------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (6,000)          153,937
                                                    --------------    --------------

NET INCREASE (DECREASE) IN CASH                           31,269             1,033

CASH AT BEGINNING OF PERIOD                                1,329             2,944
                                                    --------------    --------------

CASH AT END OF PERIOD                                 $   32,598         $   3,977
                                                    --------------    --------------
                                                    --------------    --------------


                          See notes to financial statements.

                                   PLAYORENA, INC.

                            NOTES TO FINANCIAL STATEMENTS

                          NINE MONTHS ENDED AUGUST 31, 1996

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

3.  DISCONTINUED OPERATIONS

         Assets and liabilities of the Company's discontinued operations consist of the following at August 31, 1996:

    ASSETS:

    Accounts receivable                      $     13,496

    Prepaid expenses                               13,416

    Property and equipment                        167,806

    Intangible assets                               7,300

    LIABILITIES:

    Accounts payable and accrued expenses        (485,223)
                                             ----------------

    Net                                      $   (290,505)
                                             ----------------
                                             ----------------

         The revenues of the discontinued business were $288,725 for the nine month period ended August 31, 1996 and $355,626 for the nine month period ended August 31, 1995.

4.  ACCRUED EXPENSES

         Accrued expenses consist of the following at August 31, 1996:

    Interest                                          $  188,656

    Professional fees                                    100,097

    Other                                                  7,500

    Estimated losses through estimated disposal date      58,269

    Estimated gain on disposal not recognized            224,939
                                                       -----------
                                                      $  579,458
                                                       -----------
                                                       -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Despite the best efforts of management to reduce costs by significantly decreasing the number of locations in operation, during the fiscal year ended November 30, 1995, the Company sustained losses from operations of $477,693, and continued to sustain losses during the first nine months of fiscal 1996 in the aggregate amount of $137,894. Since the Company has been unable to raise the required capital to continue operating in its present form, the Company has decided to divest all of its operations and has executed an Asset Purchase Agreement pursuant to which it has agreed to sell all of its assets and properties (see "OTHER INFORMATION - Asset Purchase Agreement with Michael Astor").

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


RESULTS OF OPERATIONS -
COMPARISON OF NINE MONTHS ENDED AUGUST
31, 1996 TO NINE MONTHS ENDED AUGUST 31, 1995

         During the nine month period ended August 31, 1996, revenues of the discontinued operations decreased 19% to $288,725 from $355,626 in the same period in 1995, as the Company greatly reduced the number of pre-school children movement/play centers that it operates. Loss from discontinued operations decreased from $323,087 in 1995 to $61,006 in 1996, reflecting the reduced cost demands of the decreased level of the Company's activity.

         The Company operated a total of 13 centers during the nine month period ended August 31, 1996. During the same period in 1995, the Company operated 51 centers until April 1995, when it decreased the number of its operating centers to six.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1996, the Company had a working capital deficit of $1,422,193 compared to a working capital deficit of $1,284,299 at November 30, 1995. Management has been attempting to reverse this downward trend in its discontinued operations to be disposed of in the near future by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

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


ITEM 5.  OTHER INFORMATION.

         ASSET PURCHASE AGREEMENT WITH MICHAEL ASTOR

         On April 14, 1995, the Company entered into an Asset Purchase
Agreement (the "Agreement") with Michael Astor (who, along with his wife, Susan Astor, comprise all of the current officers and members of the Board of Directors of the Company), pursuant to which an entity to be formed by Mr. and Mrs. Astor (the "Purchaser") agreed to acquire all of the assets and properties of the Company, including, without limitation, all copyrights, trademarks, trade names (including the name "Playorena"), accounts receivable, equipment, inventory, cash and cash equivalents, in exchange for the Purchaser's assumption of certain liabilities of the Company and the transfer to the Company by Mr. and Mrs. Astor of 1,041,800 shares of common stock of the Company, $.001 par value per share (the "Common Stock"), representing all of the Common Stock of the Company owned by Mr. and Mrs. Astor. The assets to be transferred and the liabilities to be assumed had an approximate value of $276,000 and $478,000, respectively, at November 30, 1995 and $202,018 and $485,223, respectively, at August 31, 1996.

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

    (iii)amounts owed to the Company's transfer agent and to Standard and Poors, estimated to be $6,600 in the aggregate;

    (iv) claims made against the Company by shareholders of the Company, none of which are presently pending or, to the Company's knowledge, threatened;

    (v) certain fees incurred in connection with compliance with applicable securities laws; and

    (vi) all liabilities and obligations of the Company arising after the closing of the Asset Sale.

         The financial statements included in this Quarterly Report for the fiscal quarter ended as of August 31, 1996, indicate that the Company had negative working capital of $1,422,193 as of such date and cash flows from operations of $37,269 for such nine month period. Based upon the proposed structure of the transaction set forth in the Agreement, immediately following the closing of the Asset Sale the Company will have no assets or business but will retain liabilities estimated to be $875,333, plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such a business should be offered to the Company, the acquisition is likely to result in immediate and substantial dilution to the shareholders of the Company.

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

         In light of its decision to divest all of its operations, the Company is accounting for the historical results of the business as discontinued operations. In this regard, in accordance with generally accepted accounting principals, the Company has an unrecorded gain on disposal at August 31, 1996 of approximately $224,939, representing the amount by which estimated liabilities to be assumed exceed estimated value at closing of assets to be divested and estimated losses through disposal date. At the time that the Asset Sale is consummated, the Company will recognize the actual dollar amount of this unrecorded gain.

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

4.1      1989 Incentive Stock Option Plan - incorporated by reference to
         Exhibit 4.3 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

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

10.11 Letter Agreement dated November 18, 1994 (Annual Report on Form 10-KSB for fiscal year ended 11/30/94).

10.11(a) Amendment to Letter Agreement dated April 10, 1995 (Annual Report on
         Form 10-KSB for fiscal year ended 11/30/95).

10.12 Asset Purchase Agreement, dated as of March 31, 1995 (Quarterly Report on Form 10-QSB for fiscal quarter ended February 28, 1995).

27.1     Financial Data Schedule.

         (b) REPORTS ON FORM 8-K.

         The Company did not file any Current Reports on Form 8-K during its third fiscal quarter ended August 31, 1996.

                                      SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PLAYORENA INC.



November 7, 1996              By:/s/ MICHAEL ASTOR
                                 -----------------------------------------
                                 Michael Astor
                                 Vice President, Chief Operating
                                 Officer, Chief Financial Officer
                                 and Treasurer (as both a duly
                                 authorized officer of the
                                 registrant and the principal
                                 financial officer or chief
                                 accounting officer of the
                                 registrant)