Form 10KSB
period 1996-11-30
PLAYORENA INC
filed 1997-11-21
CIK 852766

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996
                                          OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from............ to ............

                            Commission File number 0-18412

                                    PLAYORENA INC.
                                    --------------
                    (Name of small business issuer in its charter)

NEW YORK                                                  11-2602120
--------                                                  ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

22 MANHASSET  AVENUE, PORT WASHINGTON,  NEW YORK          11050
------------------------------------------------          -----
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (516) 883-7529
Securities registered pursuant to Section 12(g) of the Exchange Act:

                            COMMON STOCK  $.001 PAR VALUE
                            -----------------------------
                                   (Title of class)

                COMMON STOCK PURCHASE WARRANTS (EXPIRED JANUARY 1996)
                ------------------------------------------------------
                                   (Title of class)

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes          No   X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $340,439.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of the date hereof, there is no public market for the issuer's securities.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 15, 1997, the number of shares of common stock outstanding was 12,762,910.

                         DOCUMENTS INCORPORATED BY REFERENCE:    NONE

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Playorena Inc. (the "Company") was incorporated in the State of New York in 1981 and currently owns and operates centers that offer recreational play and exercise programs for children between three months and four years of age, but as indicated below, the Company will shortly consummate the sale of the assets comprising this business. The Company was founded by Susan Astor based upon a similar program developed, in substantial part, by Ms. Astor at a community center in Marin County, California in 1974. The programs bring together children and their parents in recreational activities organized according to developmental stages providing children an opportunity to practice age-appropriate skills through play and providing an opportunity for a positive social experience for parents.

RECENT EVENTS

     ASSET PURCHASE AGREEMENT WITH MICHAEL ASTOR

     Despite the best efforts of management to reduce costs by significantly decreasing the number of locations in operation, during the fiscal year ended November 30, 1995, the Company sustained losses from operations of $584,110. Since the Company had been unable to raise the required capital to continue operating in its present form, the Company decided to divest all of its operations.

     On April 14, 1995, the Company entered into an Asset Purchase Agreement (the "Agreement") with Michael Astor (who, along with his wife, Susan Astor, comprise all of the current officers and members of the Board of Directors of the Company), pursuant to which an entity formed by Mr. and Mrs. Astor (the "Purchaser") agreed to acquire all of the assets and properties of the Company, including, without limitation, all copyrights, trademarks, trade names (including the name "Playorena"), accounts receivable, equipment, inventory, cash and cash equivalents (the "Playorena Assets"), in exchange for the Purchaser's assumption of certain liabilities of the Company and the transfer to the Company by Mr. and Mrs. Astor of 1,041,800 shares of common stock of the Company, $.001 par value per share (the "Common Stock"), representing all of the Common Stock of the Company owned by Mr. and Mrs. Astor. Obtaining the approval of the holders of not less than 66 2/3% of the issued and outstanding shares of capital stock of the company was a condition precedent (the "Asset Sale"). The assets to be transferred and the liabilities to be assumed had an approximate value of $277,000 and $478,000, respectively, at November 30, 1995 and $131,000 (which the Company has written off as of November 30, 1996) and $481,000, respectively, at November 30, 1996. As indicated below, this shareholder approval was obtained in February 1997 and the Asset Sale is expected to be consummated in November 1997.

     The terms of the Agreement were negotiated on behalf of the Company by Robert M. Rubin beginning in April 1995. Mr. Rubin owns 2,723,334 shares of Common Stock of the Company, representing 21.34% of the issued and outstanding shares of Common Stock. In addition, in consideration for a loan made to the Company by Mr. Rubin in January 1994 and due in September 1995, Mr. Rubin was granted a first priority security interest in all of the assets of the Company. As the Company has not had the resources to repay the $200,000 principal amount of the secured loan to Mr. Rubin, since September 30, 1995, Mr. Rubin has had the right to foreclose on his security interest in all of the assets of the Company.
Pursuant to the terms of the Agreement, Mr. Rubin is required, as the Company's only secured creditor, to release his security interests so that the Purchaser will obtain title to the Company's assets free and clear of any liens or encumbrances.

     The Agreement specifically provides that the Company shall retain "all claims for tax refunds, tax loss carry forwards or carry backs or tax credits of any kind" applicable to the Company's business prior to the closing of the Asset Sale. As of November 30, 1996, the Company has net operating loss carry forwards of approximately $5,600,000 that expire between 1998 and 2010, and investment tax credit carry forwards of approximately $16,000 which expire in 1998. Without future profits by the Company, such tax losses are of limited or no value. The Agreement further specifies that the following liabilities will NOT be assumed by the acquiring entity:

     (i) liabilities owed to certain affiliates of the Company, including Mr. Rubin, estimated to be $878,333 in the aggregate (including $143,333 loaned to the Company since January 1995) plus accrued interest, estimated at $209,420 at November 30, 1996 (these liabilities are expected to be converted into equity of the Company);

     (ii) liabilities owed to certain professionals who have provided services to the Company, plus other liabilities all aggregating approximately $152,000 at November 30, 1996;

     (iii) claims made against the Company by shareholders of the Company, none of which are presently pending or, to the Company's knowledge, threatened;

     (iv) certain fees incurred in connection with compliance with applicable securities laws; and

     (v) all liabilities and obligations of the Company arising after the closing of the Asset Sale.

     The financial statements included in this report indicate that based upon the proposed structure of the transaction set forth in the Agreement immediately following the closing of the Asset Sale the Company will have no assets or business but will retain estimated liabilities of $1,718,375, plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such business should be offered to the Company, any such transaction is likely to result in immediate and substantial dilution to the present shareholders of the Company.

     The Company has written off all the remaining assets of the discontinued business, consisting mainly of the undepreciated cost of play equipment, at November 30, 1996. Such write off totaled approximately $131,000 and is included with the estimated loss on disposal of the discontinued operations. Liabilities of the discontinued business consist of accounts payable and accrued expenses aggregating $481,217. The Company will remain contingently liable to the extent that assumed liabilities are not satisfied. In this regard, the Company has not recognized any gain at November 30, 1996 for the impending assumption of these liabilities. Revenues of discontinued business were $340,439 and $453,458 in the fiscal years ended November 30, 1996 and 1995, respectively.

     Although the Agreement provides for the assumption by the Purchaser and, indirectly, by Mr. and Mrs. Astor personally, of significant liabilities of the Company, the Company will remain contingently responsible for the satisfaction of such liabilities and there can be no assurance that such liabilities will be satisfied. The Purchaser was formed by Mr. and Mrs. Astor for the purpose of acquiring the Playorena Assets and continuing the business on a significantly smaller scale. Neither the Purchaser nor Mr. Astor will have sufficient resources to satisfy all of the liabilities to be assumed.

     In order to afford the Company the flexibility to attempt to raise additional capital and/or acquire another business subsequent to the Asset Sale, management believed it to be in the Company's best interest to reverse split the 15,000,000 shares of Common Stock to be outstanding immediately subsequent to the Asset Sale (including 3,278,890 pre-split shares to be issued prior to the closing to Messrs. Rubin, Lawrence Kaplan and Jaroslow in consideration for their lending the Company an aggregate of $140,333, see "Additional Loans From Affiliates of the Company") on a 20 shares for one share basis so that the number of shares of Common Stock outstanding immediately subsequent to the reverse stock split will be 750,000. Increasing the number of authorized but unissued shares of Common Stock will insure that authorized but unissued shares will be available for stock dividends or stock splits, possible acquisitions, financings, stock option or purchase plans and other corporate purposes in the future, without the necessity of further shareholder action. Such flexibility will enable the Company's Board of Directors to issue additional shares of Common Stock without further approval by the shareholders upon such terms and at such times as the Board may determine. The Company currently has no understandings, agreements, plans or commitments that would involve the issuance of additional shares of Common Stock. This reverse split also was approved by the shareholders of the Company in February 1997.

     In light of its decision to divest all of its operations, the Company is accounting for the historical results of the business as discontinued operations.

     In light of the fact that the Agreement concerns the sale of assets to an entity controlled by the current directors of the Company, the Board of Directors had originally relied upon Mr. Rubin, a controlling shareholder of the Company, to negotiate the transaction on behalf of the Company and the shareholders. The Board of Directors subsequently adopted a resolution ratifying the actions of Mr. Rubin, and authorizing the execution of the Agreement by Mr. Astor, as Vice President, and the recommendation of the sale to the shareholders. The Board of Directors did not retain an independent financial advisor to pass upon the fairness of the Agreement.

     On February 7, 1997, a meeting of shareholders of the Company was held at which the Agreement and the reverse stock split were approved by a vote of the Company's shareholders. The aforementioned conditions to the Agreement have been approved and ratified.

     Consummation of the Asset Sale does not require the Company to satisfy any Federal or state regulatory requirements or to obtain any government approvals.

     The Company is currently in the process of consummating the Asset Sale, which is expected to be completed in November, 1997.

     LOAN TO THE COMPANY

     On January 19, 1994, the Company executed and delivered to Robert M. Rubin a Revolving 10% Promissory Note in the principal amount of $200,000 (the "Note") pursuant to which the Company had borrowed as of February 18, 1994 the maximum aggregate principal amount of $200,000. As indicated above, the loan is secured by a continuing security interest in all of the assets of the Company.

     Advances made pursuant to the Note were due to be repaid on September 30, 1995 and were not paid. The Company is in default of this Note as of November 30, 1995. The Company does not at the present time have the resources to repay the Note and Mr. Rubin has the right to foreclose on his security interest in all of the assets of the Company. As part of the Asset Sale, Mr. Rubin will release this security interest. Mr. Rubin has verbally agreed to accept an aggregate of 1,905,922 shares (subsequent to the reverse stock split) of Common Stock as payment in full for such indebtedness to be issued upon consummation of the Asset Sale.

     ADDITIONAL LOANS FROM AFFILIATES OF THE COMPANY

     In February and March 1995, the Company received loans in the aggregate amount of $143,333 from three then directors of the Company and the father of a principal shareholder of the Company in the following amounts: (i) Lawrence E. Kaplan - $ 20,426; (ii) Stanley Kaplan (the father of Andrew Kaplan) - $20,417;
(iii) Fred Jaroslow - $40,500; and (iv) Robert Rubin - $62,000. The lenders have verbally agreed to accept an aggregate of 3,278,890 (163,945 shares subsequent to the reverse stock split) shares of Common Stock as payment in full for such loans.

Such shares will be issued simultaneously upon receipt of the shares to be delivered to the Company by Mr. and Mrs. Astor at the closing of the Asset Sale.

     PRIVATE PLACEMENT OF EQUITY AND DEBT


     In May 1994, the Company commenced and completed a private placement of five units, each unit consisting of 22,222 shares of the Company's common stock and a promissory note in the principal amount of $50,000, bearing interest at the rate of ten percent per annum, with principal and interest due at the earlier of the closing of any debt or equity offering of the Company's securities yielding gross proceeds in excess of $1,500,000 or September 30, 1995. As each of the units was sold by the Company for $50,000, the Company derived an aggregate of $250,000 from the private placement. With the exception of one-half of one unit acquired by Lawrence E. Kaplan, a then director (and current nominee for director) of the Company, all of the units were acquired by unaffiliated persons. The promissory notes were not repaid and the Company does not at the present time have the resources to repay the promissory notes.

     These lenders have verbally agreed to accept an aggregate of 1,381,136 shares (subsequent to the reverse stock split) of Common Stock as full payment for such indebtedness, to be issued upon consummation of the Asset Sale.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1996, the Company had a working capital deficit of $1,718,375 compared to a working capital deficit of $1,390,716 at November 30, 1995. Management has been attempting to reverse this downward trend in its discontinued operations to be disposed of in the near future by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

     Based upon the structure of the transaction set forth in the Agreement, immediately following the closing of the Asset Sale the Company will have no assets or business but will retain estimated liabilities of $875,333 (all of which shall be converted into shares of Common Stock as indicated above), plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such a business should be offered to the Company, the acquisition is likely to result in immediate and substantial dilution to the shareholders of the Company.

     TERMINATION OF PLAN OF REORGANIZATION, ISSUANCE OF SHARES AND

     LINE OF CREDIT

     As a condition to Mr. Rubin's agreement to make the above described loan to the Company pursuant to the Note, on April 13, 1994 the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Kids `N Things, Inc., a newly formed Delaware corporation wholly-owned by Messrs. Rubin, Bernard Tessler and Jerome Feldman and formed for the sole purpose of facilitating a merger of such entity with the Company ("Kids `N Things"). In accordance with the terms of the Reorganization Agreement, Alan Goldberg, Kent
Q. Kreh, Mark Levine and Richard A. Samber resigned as directors of the Company and Bernard Tessler, Philip Baird and Louis Horvitz were appointed to the Board as designees of Kids `N Things.

     Pursuant to the terms of a letter agreement dated November 18, 1994 (the "Letter Agreement") among the Company and each of Michael Astor, Susan Astor and Fred Jaroslow (then directors of the Company), in their individual capacities, and Lawrence E. Kaplan, Stanley Kaplan and Mr. Rubin (the "Investors"), the Company agreed to: (i) cause the Board of Directors of each of the Company and Kid `N Things to terminate the Reorganization Agreement; (ii) issue 1,500,000 shares of Common Stock to Bernard Tessler in consideration of the payment of $2,000 and past services rendered to the Company; (iii) elect each of Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan (the son of Stanley Kaplan) to fill three vacancies on the Board of Directors caused by the resignations of Messrs. Tessler, Baird and Horvitz; (iv) issue an aggregate of 100,000 shares of Common Stock to Jerry Feldman in consideration of the payment of $100 and past services rendered to the Company, (v) issue an aggregate of 3,250,000 shares of Common Stock to Messrs. Andrew Kaplan (as Stanley Kaplan's designee), Lawrence E. Kaplan and Rubin in consideration of the payment of an aggregate of $4,200, past financial consulting services rendered and the joint and several agreement among the Investors to make available to the Company a $275,000 line of credit (the "Line of Credit"); and (vi) issue 400,000 shares of Common Stock to Mr. Rubin in consideration of the payment of $400 and his agreement to waive any and all defaults by the Company to make current interest payments through the maturity date arising under the Note. The 5,250,000 shares of Common Stock to be issued to Mr. Tessler pursuant to the Letter Agreement were reduced by 750,000 shares pursuant to a subsequent letter agreement between the Company and Mr. Tessler dated April 10, 1995 (the "Second Letter Agreement"), wherein Mr. Tessler agreed, among other things, to reduce the total number of shares of Common Stock to be issued to him from 1,500,000 to 750,000. The total number of shares required to be issued pursuant to the Letter Agreement is 4,500,000. These shares were issued in September 1996.

     On October 26, 1994, Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan were elected to the Board of Directors. Each of Mr. and Mrs. Astor, the current directors of the Company, agreed to vote to elect three designees of the Investors to the Board of Directors of the Company until such time as the Line of Credit is repaid or the Investors default on their obligations arising under the Line of Credit. Each of the Investor's designees to serve on the Board of Directors had agreed to resign upon the earlier of repayment of all outstanding amounts of principal and accrued interest under the Line of Credit or a material breach of the Line of Credit by any of the Investors, unless such designees have previously been elected to the Board of Directors by vote of the Company's shareholders. Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan subsequently resigned as directors and no replacements have as yet been designated by the Investors.

     The Letter Agreement establishing the Line of Credit provides that the outstanding principal amount drawn down shall bear interest at the rate of 10% per annum, with principal and interest due on September 30, 1995. To date, the Company has borrowed the full amount available under the Line of Credit ($275,000). No portion of the Line of Credit has been repaid and the Company does not at the present time have the resources to repay the Line of Credit. These lenders have verbally agreed to accept an aggregate of 5,555,965 shares (subsequent to the reverse stock split) of Common Stock as full payment for such indebtedness and certain services which have been provided by such individuals, to be issued upon consummation of the Asset Sale.

MANAGEMENT AGREEMENT WITH BERNARD TESSLER .

     On November 9, 1993, the Company entered into a Management Agreement with Bernard Tessler, as amended by a letter agreement dated January 20, 1994 (collectively, the "Management Agreement"), whereby the Company agreed to engage Mr. Tessler to manage its business for a period of one year. In addition to the fee payable to Mr. Tessler pursuant to the Management Agreement, the Company agreed that in the event that the merger with Kids `N Things was not completed before February 28, 1995, the Company would issue an aggregate of 2,600,000 shares of common stock to Messrs. Tessler, Rubin and Feldman in recognition and consideration of Mr. Tessler entering into and the services to be rendered pursuant to the Management Agreement, the credit to be extended by Mr. Rubin pursuant to the Note and the services to be rendered and costs to be incurred by Messrs. Tessler, Rubin and Feldman in connection with the merger. Pursuant to the terms of the Letter Agreement, the Company and Mr. Tessler agreed to terminate the Management Agreement, thereby relieving the Company of any future obligation to issue any shares thereunder. Mr. Tessler and the Company further agreed to enter into a Consulting Agreement effective January 1, 1995, pursuant to which Mr. Tessler agreed to provide consulting services during 75% of his full working time for a fee of $75,000 per annum through February 28, 1995 and to provide consulting services during 20% of his full working time for a fee of $25,000 per annum from March 1, 1995 through December 31, 1997. Pursuant to the terms of the Second Letter Agreement, Mr. Tessler agreed, among other things, to release the Company from all payment obligations arising under the Consulting Agreement in consideration for a payment of $6,200, which payment has been made.


OPERATIONS TO BE DISCONTINUED

     THE PLAYORENA CENTERS

     The Company opened its first two centers in 1982 and, as of the date of this Annual Report, operates 9 centers in New York. The Company did not add any centers in fiscal 1996. Revenues from classroom fees generated by Company-owned centers were $340,439 in fiscal 1996, representing a decrease of $113,019 from classroom fees generated in fiscal 1995.

     In addition to the 9 Company-operated centers, the Company began a franchise sales program in December 1984 and has sold franchises for the operation of 28 centers, 5 of which are now being operated by 2 franchisees -- 4 in Japan, and 1 in Korea. The initial franchise fee charged by the Company ranged from $7,000 to $14,000 per center. Thereafter each franchisee pays the Company a royalty fee equal to 6% of gross sales. In addition, each franchisee may be required to pay additional amounts to the Company for advertising. In light of the Company's belief that it was more economically advantageous to expand through Company-owned centers, in 1989 the Company elected not to renew its franchise registrations with the proper government authorities and is therefore unable to offer additional franchises in the United States at this time.

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

     Since its inception, the Company and its franchisees have registered more than 190,000 enrollments in its programs and during the fiscal year ended November 30, 1996, the Company registered approximately 2500 enrollments in its programs. During its last three sessions (Spring 1996, Fall 1996 and Winter 1996/97) the Company's 9 owned centers averaged an enrollment of approximately 80 children per session. An "enrollment" is one child's participation in one 8 to 13 week session. Children who participate in more than one session per year are counted as more than one "enrollment" during such year. Since September 1991, the Company has experienced a decline in the average number of enrollments per center and believes that such a decline is attributable to the continuing economic downturn in the New York metropolitan area and increased competition. The Company cannot predict how long this decline will continue.

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

     TRADEMARKS

     The Company registered the trademarks "Playorena" in 1984 and "Playercise" in 1986, in the principal register of the United States Patent and Trademark Office. A federally registered trademark is effective for 20 years and may be renewed for additional terms of 20 years subject only to continued use by the registrant. A federally-registered trademark provides presumption of ownership of the mark by the registrant in connection with its goods and services and is constructive notice throughout the United States of such ownership. The Company has also received, or applied for, registrations of such trademarks for various categories of uses in Japan. The trademarks and registrations will be assigned to the acquiror as part of the Asset Sale.

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

     EMPLOYEES

     In addition to the Company's two executive officers, the Company currently employs an office manager and 10 part-time facilitators working at the Company's 9 centers.

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

INITIAL PUBLIC OFFERING

     On March 30, 1990, the Company completed an initial public offering (the "Initial Public Offering") of 2,500,000 units, each unit consisting of one share of Common Stock and one Common Stock purchase warrant (the Common Stock purchase warrants of the Company are referred to herein as the "Warrants"). The Warrants were immediately separable and transferrable and originally entitled the registered holder thereof to purchase one share of Common Stock at a price of $1.25 per share from such date until January 16, 1993. The Company extended the expiration date of the Warrants to January 16, 1996, at which time the Warrants expired.

     The Company received approximately $2,085,305 of net proceeds resulting from the Initial Public Offering. Such proceeds were used to open additional centers in 1990 and 1991 and were also applied to repayment of indebtedness, marketing, merchandise inventory and expenses incurred in connection with the Initial Public Offering.

ITEM 2.  DESCRIPTION OF PROPERTY.

     In August 1993, the Company relocated its executive offices from Roslyn Heights, New York to a 5,000 square foot space in Port Washington, New York that is leased from an unaffiliated landlord. The leased premises are used by the Company for its executive offices, storage and a training facility. The Company's annual rent for such leased premises was $41,000 in fiscal 1994, $43,600 in fiscal 1995 and was $38,000 from December 1995 through September 30, 1996, when the lease expired. The lease was renewed for three years at an annual rental equal to $45,600 from October 1, 1997 through September 30, 1998 and $4,800 from October 1, 1998 through September 30, 1999. The Lease will be assigned as part of the Asset Sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In the fourth quarter of the fiscal year ended November 30, 1996 there was no submission of matters to a vote of security holders.

     On February 7, 1997, as indicated above, a special meeting was held at which the following matters were approved by the vote of the Company's shareholders.

     (i) Adoption by more than two-thirds of the shareholders of the proposal of sale by the Company of substantially all of its assets to an entity formed by Michael and Susan Astor, in exchange for the transfer to the Company of 1,041,800 shares of Common Stock of the Company representing all of the capital stock of the Company owned by Mr. and Mrs. Astor and the assumption by the entity formed by the Astors of certain liabilities, and approval of a twenty to one reverse stock split of the outstanding shares of the Company's Common Stock and designation of new Directors to replace the Astors as officers and directors of the Company.

     (ii) Ratification of the selection of Feldman & Radin as independent auditors.


                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market. Price quotations are available through the OTC Bulletin Board, an electronic screen-based service of the National Association of Securities Dealers, Inc. ("NASD"). The quotation of the Common Stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market for such securities currently exists and, in fact, management believes that at the present time such a market does not exist. The Asset Sale will not affect the Company's inclusion on the OTC Bulletin Board.

     The Company's Common Stock and Warrants were originally quoted on the NASDAQ system (known as the "NASDAQ Stock Market") upon the closing of the Initial Public Offering on March 30, 1990. However, beginning in December 1992, such securities were no longer eligible for quotation on the NASDAQ Stock Market due to the Company's inability to meet certain then newly established criteria imposed by the NASD for continued inclusion in the NASDAQ Stock Market. Specifically, the Company did not meet the requirement of shareholders' equity of $1,000,000.

     Upon the NASD's determination of the Company's ineligibility, the Company's securities began quotation on the OTC Bulletin Board. Quotation on the OTC Bulletin Board has had a substantial negative effect on the liquidity of the market for the Company's securities and, consequently, the price at which such securities are quoted. The Company's Warrants expired on January 16, 1996 and, consequently, were delisted from the OTC Bulletin Board on February 20, 1996.

     On October 15, 1997, the quoted bid price of the Company's Common Stock was $.001per share and the asked price was $.05 per share. On the day immediately preceding the Company's public announcement of its intention to proceed with the Asset Sale, the quoted bid price of the Company's Common Stock was $.001 and the asked price was $.05 per share.

     The following tables set forth the high and low closing bid and ask quotations for each fiscal quarter of 1996 and for each fiscal quarter of 1995 and 1994, with respect to the Common Stock and Warrants as reported by NASD and quoted on the NASDAQ Stock Market. The prices shown in the tables reflect inter-dealer prices, and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions. The Company has not paid cash dividends on its Common Stock.

     As of September 26, 1997, there were approximately 94 holders of record and the Company believes that there are in excess of 700 beneficial holders of the Common Stock.

                                               Common Stock,
                                              .001 par value

                                        BID                      ASK


Period                                  HIGH      LOW            HIGH      LOW

1996
-----

First Quarter                          $.001     $.001          $.05      $.05
(December 1995
through February)

Second Quarter                         $.001     $.001          $.05      $.05
(March through May)

Third Quarter                          $.01      $.001          $.05      $.05
(June through August)

Fourth Quarter                         $.001     $.001          $.05      $.05
September through
November)


1995
-----

First Quarter                          $.125     $.01           $.5       $.06
(December 1994
through February)

Second Quarter                         $.02      $.01           $.10      $.06
(March through May)

Third Quarter                          $.02      $.01           $.10      $.05
(June through August)

Fourth Quarter                         $.02      $.001          $.05      $.04
(September through
November)


1994
-----

First Quarter                          $.25      $.01           $.625     $.25
(December 1993
though February)

Second Quarter                         $.3125    $.0625         $.625     $.375
(March through May)

Third Quarter                          $.125     $.0625         $.625     $.375
(June through August)

Fourth Quarter                         $.125     $.0625         $.5       $.25
(September
through November)

                                                    WARRANTS
                                                   --------
                                        CLOSING BID         CLOSING ASK
                                        -----------         -----------

PERIOD                                 HIGH      LOW       HIGH      LOW
                                       ----      ---       ----      ---
1996

First Quarter                          $.01      $.001     $.20      $.02
(December 1995
through
February 20, 1996)

1995
-----

First Quarter
(December 1994
through February)                      $.01      $.001     $.20      $.02

Second Quarter                         $.001     $.001     $.05      $.02
(March through May)

Third Quarter                          $.001     $.001     $.05      $.02
(June through August)

1994
-----

First Quarter
(December 1993
through February)                      $.3125    $.02      $.21875   $.10

Second Quarter                         $.0625    $01       $.52      $.10
(March through May)

Third Quarter                          $.03125   $.005     $.20      $.10
(June through August)

Fourth Quarter                         $.01      $.005     $.20      $.05
(September through
November)

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS -
COMPARISON OF FISCAL 1996 AND FISCAL 1995

    During the fiscal year ended November 30, 1996, revenues of discontinued business decreased to $340,439 from $453,458 in fiscal 1995.

    The Company has significantly decreased the number of locations by terminating many locations in the United States.

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

LIQUIDITY AND CAPITAL RESOURCES

    At November 30, 1996, the Company had a working capital deficit of $1,718,375 compared to $1,390,716 at November 30, 1995. In its operation of the discontinued operations, management has been attempting to reverse this downward trend by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

MANAGEMENT'S PLAN OF OPERATION

    Management of the operations to be sold continues to believe that the Playorena program can operate more profitably within a different form of environment than that in which its program has operated in the past. Specifically, management feels that operating the program as part of an existing childrens' retail outlet or day-care center would enable the program to enjoy more promotional benefits from cross-marketing with the host, and that relationship could enable each party to provide mutually beneficial services to the other. Fixed, established locations could provide a more conducive environment and greater visibility than the current placement of the program within school, religious and other community based locations on a floating basis (e.g., different classes being offered in different locations and on changing schedules). Management believes that operating in such locations would increase enrollments in the Playorena program, with reduced operating and marketing costs. Although management has actively sought such outlets, the program has not yet been operated in any such environment and there can be no assurance that the Playorena program would work as contemplated or that any such outlets would be willing to locate a Playorena program at its facility.

    Following the Asset Sale, the Company intends to seek financing to fund its operations going forward. There can be no assurance that the Company will be successful in its efforts. Without such additional capital, it is unlikely the Company will be able to fund its operations after the Asset Sale.


ITEM 7.  FINANCIAL STATEMENTS

[Remainder of page intentionally left blank.]

                                     PLAYORENA, INC.

                            INDEX TO FINANCIAL STATEMENTS
                            ------------------------------

                                                                            PAGE

Auditor's report on financial statements...................................  F-2

Balance sheet as of November 30, 1996......................................  F-3

Statements of operations for the years
    ended November 30, 1996 and 1995.......................................  F-4

Statement of changes in shareholders'
    equity (deficiency) for the years ended
    November 30, 1996 and 1995.............................................  F-5

Statements of cash flows for the years
    ended November 30, 1996 and 1995.......................................  F-6

Notes to financial statements..............................................  F-7

                      [LETTERHEAD OF FELDMAN RADIN & CO., P.C.]


                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------


The Board of Directors and Shareholders
Playorena, Inc.

         We have audited the accompanying balance sheet of Playorena, Inc. as of November 30, 1996, and the related statements of operations, shareholders' deficiency and cash flows for the years ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Playorena, Inc. as of November 30, 1996, and the results of its operations and cash flows for the years ended November 30, 1996 and 1995, in conformity with generally accepted accounting principles.

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

                                            /s/ Feldman Radin & Co., P.C.
                                            -------------------------------
                                            Feldman Radin & Co., P.C.
                                            Certified Public Accountants

New York, New York
March 31, 1997

                                PLAYORENA INC.

                                BALANCE SHEET

                              NOVEMBER 30, 1996

                                    ASSETS


                                                        $          -
                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Notes payable                                          $    875,333
 Liabilities of discontinued operations                      481,217
 Accrued expenses                                            361,825
                                                        ------------
  TOTAL CURRENT LIABILITIES                                1,718,375

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
 Common stock, $ .001 par value;
  15,000,000 shares authorized,
  12,762,910 shares issued and outstanding                    12,763
 Additional paid-in-capital                                4,130,283
 Accumulated deficit                                      (5,861,421)
                                                        ------------
  TOTAL SHAREHOLDERS' DEFICIENCY                          (1,718,375)
                                                        ------------
                                                        $          -
                                                        ============

                       See Notes to Financial Statements

                                  PLAYORENA INC.

                             STATEMENT OF OPERATIONS


                                                Years ended November 30,
                                             ------------------------------
                                                1996               1995
                                             -----------        -----------

EXPENSES:
 General and administrative                  $    51,301        $    23,133
 Non-cash stock compensation                      45,000                  -
 Interest expense                                 91,704             86,710
                                             -----------        -----------
  TOTAL EXPENSES                                 188,005            109,843
                                             -----------        -----------

LOSS FROM CONTINUING OPERATIONS                 (188,005)          (109,843)
                                             -----------        -----------

LOSS FROM DISCONTINUED OPERATIONS:
 Loss from discontinued operations                     -           (227,697)
 Loss on disposal, including provision
 for losses of $133,611 during
  phase-out period                              (184,653)          (246,570)
                                             -----------        -----------

TOTAL LOSS FROM DISCONTINUED OPERATIONS         (184,653)          (474,267)
                                             -----------        -----------

NET LOSS                                     $  (372,658)       $  (584,110)
                                             ===========        ===========

NET LOSS PER SHARE:
 Continuing operations                       $     (0.02)       $     (0.01)
 Discontinued operations                           (0.06)             (0.06)
                                             -----------        -----------

NET LOSS PER SHARE                           $     (0.08)       $     (0.07)
                                             ===========        ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTATION    9,762,910          8,262,910
                                             ===========        ===========


                       See Notes to Financial Statements

                                           PLAYORENA INC.

                      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

                                      Common Stock
                                 -----------------------    Additional      Accumulated
                                  Shares         Amount   Paid-in Capital     Deficit           Total
                                 -----------------------  ---------------   ------------    ------------
Balance,  November 30, 1994      8,262,910    $    8,263    $ 4,089,783     $ (4,904,652)   $   (806,606)

Net loss                                 -             -              -         (584,110)       (584,110)
                                ----------    ----------    -----------     ------------    ------------

Balance, November 30, 1995       8,262,910         8,263      4,089,783       (5,488,762)     (1,390,716)

Stock issued for services        4,500,000         4,500         40,500                           45,000

Net loss                                 -             -              -         (372,658)       (372,658)
                                ----------    ----------    -----------     ------------    ------------
Balance , November 30, 1996     12,762,910    $   12,763    $ 4,130,283     $ (5,861,420)   $ (1,718,374)
                                ==========    ==========    ===========     ============    ============








                       See Notes to Financial Statements.

                                  PLAYORENA INC.

                             STATEMENT OF CASH FLOWS



                                                Years ended November 30,
                                             ------------------------------
                                                1996               1995
                                             -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $  (372,658)       $  (584,110)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                  61,292             51,795
   Non-cash stock compensation                    45,000                  -
   Gain (loss) on sale of equipment              (84,079)             2,219
 Change in operating assets and liabilities      271,037            315,372
                                             -----------        -----------

CASH USED IN OPERATING ACTIVITIES                (79,408)          (214,724)
                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of equipment              84,079             70,742
                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES              84,079             70,742
                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayment of) debt financing      (6,000)           151,333
 Decrease of capital lease obligations                 -             (8,966)
                                             -----------        -----------

CASH PROVIDED BY FINANCING ACTIVITIES             (6,000)           142,367
                                             -----------        -----------

NET INCREASE (DECREASE) IN CASH                   (1,329)            (1,615)

CASH AT BEGINNING OF YEAR                          1,329              2,944
                                             -----------        -----------

CASH AT END OF YEAR                          $         -        $     1,329
                                             ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                   $     2,489        $     2,489
                                             ===========        ===========


                        See Notes to Financial Statements.

                                   PLAYORENA, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                  NOVEMBER 30, 1996


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

    The Agreement specifically provides that the Company shall retain "all claims for tax refunds, tax loss carry forwards or carrybacks of tax credits or any kind" applicable to the Company's business prior to the closing of the Asset Sale. Without future profits by the Company, such tax losses are of limited or no value. The Agreement further specifies that the following liabilities will not be assumed by the acquiring entity:

         (i) loans owed to certain affiliates of the Company, including Mr. Rubin, in the aggregate principal amount of $875,333 plus accrued interest, estimated at $309,420 at November 30, 1996;

         (ii) liabilities owed to certain legal and accounting professionals who have provided services to the Company, plus sundry other liabilities, all aggregating approximately $152,000 at November 30, 1996;

         (iii)  claims made against the Company by shareholders of the Company;

         (iv) all liabilities and obligations of the Company arising after the closing of the Asset Sale.

    Based upon the proposed structure of the transaction set forth in the Agreement, immediately following the closing of the Asset Sale the Company will have no assets or business but will retain estimated liabilities of $1,237,158, plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such business should be offered to the Company, any such transaction is likely to result in immediate and substantial dilution to the present shareholders of the Company.

    On February 7, 1997, a meeting was held at which the Agreement was approved by the vote of the Company's shareholders.

    The Company has written off all the remaining assets of the discontinued business, consisting mainly of the undepreciated cost of play equipment, at November 30, 1996. Such write off totaled approximately $131,000 and is included with the estimated loss on disposal of the discontinued operations. Liabilities of the discontinued business consist of accounts payable and accrued expenses aggregating $481,217. The Company will remain contingently liable to the extent that assumed liabilities are not satisfied. In this regard, the Company has not recognized any gain at November 30, 1996 for the impending assumption of these liabilities.

    Revenues of the discontinued business were $340,439 and $453,458 in the fiscal years ended November 30, 1996 and 1995, respectively.

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

         There was negative working capital of $1,718,375 at November 30, 1996, and negative cash flows from operating activities of $79,408 for the year then ended.

         Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

    (b) Depreciation - Property and equipment are carried at cost. The straight-line and double declining balance methods of depreciation are used over their estimated useful lives ranging from three to ten years.

    (c) Earnings (Loss) Per Share - The computation of earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period.

    (d) Accounting Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

    (e) Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company has adopted the pro forma disclosure requirements of this statement. Such adoption did not have a material effect on the financial statements.

    (f)  Impairment of Long-Lived Assets - The Company has adopted Statement of

         Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of January 1, 1996. Such adoption did not have a material effect on the financial statements.

3.  ACCRUED EXPENSES

         Following is a summary at November 30, 1996:


              Interest                                $    209,420
              Other                                        152,405
                                                      ------------
                                                      $    361,825
                                                      ============

4.  NOTES PAYABLE

    Following is a summary of the balance of notes payable at November 30, 1996:

    a.   Environmental Resources and Disposal, Ltd.   $     10,000

    b.   Private Placement                                 250,000

    c.   Robert M. Rubin                                   200,000

    d.   Revolving line of credit                          275,000

    e.   Bridge loans                                      140,333
                                                      ------------
                                                      $    875,333
                                                      ============

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

5.  INCOME TAXES

    The Company has available net operating loss carry forwards for federal income tax purposes of approximately $5,600,000 that expire from 1998 through 2010. In addition, the Company has investment tax credit carry forwards of approximately $16,000 that expire in 1998. The Company has applied a valuation allowance, eliminating entirely only tax benefits or tax assets that may arise from these favorable tax attributes.

    Furthermore, annual utilization of net operating losses can be subject to limitations due to "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which result in a more than 50% change in ownership.

6.  EMPLOYEE INCENTIVE STOCK OPTION PLAN

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


    On January 31, 1994, the Board of Directors authorized the grant of options to purchase an aggregate of 362,500 shares of common stock under the plan as follows: Fred Jaroslow-100,000 shares, Michael Astor-131,250 shares, and Susan Astor-131,250 shares. Such options will vest on December 31, 1996. As of November 30, 1996, the options had not been issued.

7.  EMPLOYMENT AGREEMENTS

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

8.  CONSULTING AGREEMENTS

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

9.  WARRANTS

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

10. COMMITMENTS AND CONTINGENCIES

    As a condition to Mr. Rubin's agreement to make a previously described loan to the Company, on April 13, 1994 the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Kids 'N Things, Inc., a newly formed Delaware corporation wholly-owned by Mr. Rubin, Bernard Tessler and Jerome Feldman for the sole purpose of facilitating the merger.

    Pursuant to the terms of a letter of agreement dated November 18, 1994 (the "Letter Agreement") among the Company and each of Michael Astor, Susan Astor and Fred Jaroslow, in their individual capacities, and Lawrence E. Kaplan, Stanley Kaplan and Mr. Rubin (the "Investors"), the Company agreed to: (i) cause the Board of Directors of each of the Company and Kid 'N Things to terminate the Reorganization Agreement; (ii) issue 1,500,000 shares of Common Stock to Bernard Tessler in consideration of the payment of $2,000 and past services rendered to the Company (reduced to 750,000 shares in April 1995); (iii) elect each of Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan (the son of Stanley Kaplan) to fill three vacancies on the Board of Directors caused by the resignations of Messrs. Tessler, Baird and Horovitz; (iv) issue an aggregate of 100,000 shares of Common Stock to Jerry Feldman in consideration of the payment of $100 and past services rendered to the Company, (v) issue an aggregate of 3,249,996 shares of Common Stock to Messrs. Andrew Kaplan (as Stanley Kaplan's designee), Lawrence E. Kaplan, and Rubin in consideration of the payment of an aggregate of $4,200, past financial consulting services rendered and the joint and several agreement among the Investors to make available to the Company a $275,000 line of credit (the "Line of Credit"); and (vi) 400,000 shares of Common Stock to Mr. Rubin in consideration of the payment of $400 and his agreement to waive any and all defaults by Playorena to make current interest payments through the maturity date arising under the Note. The 5,250,000 shares of common stock to be issued to Mr. Tessler pursuant to the Letter Agreement were reduced by 750,000 shares pursuant to a subsequent letter agreement between the Company and Mr. Tessler dated April 10, 1995, wherein Mr. Tessler agreed, among other things, to reduce the total number of shares of common stock to be issued to him from 1,500,000 to 750,000. Pursuant to the Letter Agreement, on September 6, 1996, the Company issued 4,500,000 shares. Such shares were valued at $45,000, the estimated fair value, resulting in non-cash compensation of this amount.

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


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    OFFICERS AND DIRECTORS

    The present executive officers and directors of the Company, and nominees for election to the Board of Directors of the Company, as of July 30, 1996 are as follows:

                                                                YEAR FIRST
    NAME           AGE       POSITION                           ELECTED
    ----           ---       --------                           ----------

Susan Astor        48       President and Director              1981
Michael Astor      52       Vice President, Chief               1983
                            Operating Officer, Chief
                            Financial Officer, Treasurer
                            and Director

Lawrence E. Kaplan 54        Nominee (Director)                 N/A
Robert Rubin       57        Nominee (Director)                 N/A
Alfred Romano      59        Nominee (Director)                 N/A


    SUSAN ASTOR. Ms. Astor is one of the Company's co-founders and has been its President since its organization in 1981. From 1974 to 1978 Ms. Astor developed "kindergym", a parent/toddler program in Marin County, California, which served as the prototype for the Company's program. In response to the success of the "kindergym" program, in 1979 Ms. Astor co-authored a book entitled "Gymboree: Giving Your Child Physical, Mental and Social Confidence Through Play" with the founder of the Gymboree program. Ms. Astor served as the Director of Preschool Camp at the Marin County Jewish Community Center in 1974, taught at the Atypical Infant Center of Marin County in 1973 and was Director of Outdoor Pre-School Programs at the Marin County YMCA in 1972. Ms. Astor has been recognized as an innovator in the toddler play program field, has made numerous appearances on national and local television and has frequently been quoted on play programs in newspaper and magazine articles. Ms. Astor was a director of the Company from November, 1981 to October, 1990. Ms. Astor was again elected as a director in August, 1993 and will remain a director until consummation of the Asset Sale.

    MICHAEL ASTOR. Mr. Astor is one of the Company's co-founders and became Chief Operating Officer and Vice President of the Company in December 1983. Mr. Astor, who is the husband of Susan Astor, was the principal owner and President of Astor Sales, Inc., a company specializing in sales of private label garment programs to clothing chain and department stores, from 1979 to 1984. From 1970 to 1979, Mr. Astor was a marriage, family and child counselor in Marin County, California. Mr. Astor was a director of the Company from November, 1981 to October, 1990. Mr. Astor was again elected as a director in August, 1993 and will remain a director until consummation of the Asset Sale.

    LAWRENCE E. KAPLAN. Lawrence E. Kaplan became a director of the Company in October 1994 as a condition of the Letter Agreement and resigned as a director on March 27, 1995. Mr. Kaplan is a director of American United Global, Inc. He is also a director of Andover Equities, Inc. and the Park Group, Ltd., both of which are public shell companies. He also is a registered representative and sole shareholder, officer and director of G-V Capital Corp., an NASD and SEC-registered broker/dealer engaged in private placements and other offerings.

    ROBERT M. RUBIN. Robert M. Rubin became a director of the Company in October 1994 as a condition of the Letter Agreement and resigned as a director on March 27, 1995. Mr. Rubin is also a director, Chairman and minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics. Mr. Rubin was the founder, President, Chief Executive Officer and a director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI, now known as Olsten Corporation ("Olsten"), until the latter part of 1987. Olsten, an American Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is also a director, Chairman and minority stockholder of American United Global, Inc. ("AUG"), a public company which, through its public company subsidiary Western Power & Equipment Corp. ("Western"), engaged in the distribution of construction equipment principally manufactured by Case Corporation and, through its subsidiaries ConnectSoft Holding Corp. ("ConnectSoft") and eXodus Technologies, Inc. ("eXodus") is engaged in providing communications software applications and services relating to the Internet. Mr. Rubin serves as Chairman of the Board of Directors of Western, the Chairman, CEO and Director of eXodus, and as a Director of ConnectSoft. Mr. Rubin is also a director, Chairman and minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of electronic security and personal emergency response systems; and of Orthopedic Technology, Inc., a public company engaged in the design and manufacture of custom and off-the-shelf orthotic products primarily for the sports medicine market. Mr. Rubin is also a director of: United Vision Group, Inc., a public company engaged in providing prepaid optical plans and the operation of retail optical centers; Analytical Nursing Management Corp., a public home health care deliverer in Baton Rouge, Louisiana; ERD Waste Technology, Inc., a diversified waste management company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste: Help at Home, Inc., a home health care provider; Transcap Medical, Inc. an insurance development company and Kaye Korrs Associates, Inc., a provider of tax preparation and assistance services. Mr. Rubin is a former director and Vice Chairman, and is currently a minority stockholder, of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In March 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings.

    ALFRED ROMANO. Alfred Romano, a nominee to become a director, has been the President, director and sole shareholder of Pope Liquors, Inc. since 1964. Pope Liquors operates a store engaged in the retail sale of alcoholic beverages.

    During the fiscal year ended November 30, 1996, the Board of Directors held no meetings at which all of the directors were not present. Directors do not receive compensation for their services in such capacity. The Board of Directors does not presently have committees.

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

    Upon the closing of the Asset Sale, Mr. and Mrs. Astor will resign as officers and directors of the Company and the newly elected Board of Directors, comprising of Lawrence
E. Kaplan, Robert M. Rubin and Alfred Romano, will elect the following persons to the offices set forth opposite their names:


    NAME                          OFFICE
    ----                          ------

    Robert M. Rubin                    Chairman of the Board

    Lawrence E. Kaplan                 President

    Alfred Romano                      Secretary


    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The Company was not furnished with copies of Form 5 (Annual Statement of Beneficial Ownership of Securities) by any officer, director or beneficial owner of more than ten percent of any class of equity securities of the Company subsequent to its fiscal year ended November 30, 1996.


ITEM 10. EXECUTIVE COMPENSATION.

ANNUAL COMPENSATION

    The following table sets forth the cash compensation in each of the last three completed fiscal years to the Company's then Chief Executive Officer. Mr. Jaroslow resigned as an officer and director of the Company effective March 27, 1995. Since Mr. Jaroslow's resignation, the Board of Directors of the Company has not elected a successor Chief Executive Officer. While Susan Astor was the President and Michael Astor was the Vice President, Chief Operating
Officer, Chief Financial Officer and Treasurer of the Company at November 30, 1995, the table below omits information as to their compensation, because neither officer received a total annual salary and bonus for 1996 in excess of $100,000.

                              SUMMARY COMPENSATION TABLE
                                 ANNUAL COMPENSATION

                                            Other
Name and                                    Annual    Other
Principal Position   Year         Salary    Comp      Compensation
------------------   ----         ------    ------    ------------
Fred Jaroslow,       1995         --        --        --
Former

Chairman, Chief
Executive Officer,   1994         $12,946   --        --
Executive Vice
President and        1993         $24,092   --        --
Secretary*

----------------

* This amount does not include perquisites and other personal benefits, securities or property because the aggregate amount thereof in each fiscal year did not exceed $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.


    During the last three completed fiscal years, the Company granted no restricted stock awards or stock appreciation rights (whether freestanding or in tandem with stock options). In January 1994, however, pursuant to the Company's 1989 Incentive Stock Option Plan, Mr. Jaroslow was granted options to purchase 100,000 shares of the Common Stock of the Company exercisable beginning in 1996 at $.344 per share. These options will be terminated upon the Asset Sale.

AGGREGATE OPTION EXERCISES

    The following table shows stock options exercised by executive officers during 1996, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of November 30, 1996. Values for the options are not reported because none of the exercisable options are "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of Company common stock.

                       AGGREGATED OPTION/SAR EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                        No. of Shares Covered
                           by Unexercised
                             Options at
                              11/30/96

              Shares Acquired     Value                              Not
Name            On Exercise       Realized       Exercisable(1)      Exercisable(2)
----          ---------------     --------       --------------      --------------
Fred Jaroslow      ---              ---          100,000(3)          100,000(3)
Susan Astor        ---              ---          50,000(3)           131,250(3)
Michael Astor      ---              ---          50,000(3)           131,250(3)



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

(3) All of these options will be terminated upon consummation of the Asset
    Sale.

EMPLOYMENT AGREEMENTS

    In December 1988, the Company entered into separate five-year employment agreements with each of Fred Jaroslow, Susan Astor and Michael Astor which became effective upon the closing of the Initial Public Offering in March 1990. Pursuant to agreements dated October 22, 1993, the employment agreements of Michael Astor and Susan Astor were amended to provide that employment shall continue until December 31, 1996. The terms of such agreements are renewable for one-year periods subject to the approval of the Board of Directors of the Company. During the first two years of their agreements, the officers were entitled to receive salaries at a combined rate of $245,000 and each received ten percent increases during the third year. Thereafter, their salaries were to be negotiated, in good faith, with the Board of Directors (with all three officers abstaining from any vote by the Board). All of such employment agreements provide for payments to the respective officers upon the termination of their employment by the Company without cause. While such officers are not currently receiving salaries at the rates provided in the employment agreements, to the extent not paid, Mr. and Mrs. Astor's salaries are currently being accrued. Mr. Jaroslow has agreed to waive his unpaid salary and accrued vacation as of November 30, 1994. Mr. and Mrs. Astor have agreed to waive accrued vacation as of November 30, 1996. Such employment agreements will terminate upon the closing of the Asset Sale and, to the extent not paid prior to the closing, all accrued salaries and vacations shall be waived.

    In addition, the Company has entered into a consulting agreement with Mr. Jaroslow which became effective upon the termination of his service under his employment agreement in March 1995, but which Mr. Jaroslow has agreed to terminate upon the closing of the Asset Sale. The consulting agreement has a term of five (5) years. In his first year of the consulting agreement, Mr. Jaroslow's salary will be equal to $56,000. His salary in successive years will be based upon a formula provided in the consulting agreement and shall not exceed his salary for the first year of the consulting agreement. During the term of the consulting agreement, Mr. Jaroslow shall render services to the Company on a part-time basis not to exceed fifty (50) days per year. Mr. Jaroslow is not currently receiving any compensation under this agreement, and his compensation is not being accrued. Mr. Jaroslow has agreed to waive all unpaid compensation under this agreement as of March 1995.

    Pursuant to the terms of the Letter Agreement (as defined in "Description of Business - Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"), the Company agreed to enter into a consulting agreement with Bernard Tessler to be effective January 1, 1995 pursuant to which Mr. Tessler shall provide consulting services to the Company encompassing 75% of his full working time through February 28, 1995 and 20% of his full working time through December 31, 1997. In consideration therefore, the Company agreed to pay Mr. Tessler at the rate of $75,000 per annum for the period from January 1, 1995 through February 28, 1995 and $25,000 per annum for the period from March 1, 1995 through December 31, 1997. Pursuant to the terms of the Second Letter Agreement (as defined in "Description of Business - Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"). Mr. Tessler agreed among other things, to release the Company from all payment obligations arising under this consulting agreement in consideration for a payment of $6,200.00.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of October 15, 1997, the beneficial ownership of Common Stock by (i) each of the Company's directors and officers,
(ii) all directors and officers as a group (which ownership constitutes in the aggregate approximately 48.8% of the outstanding Common Stock) and (iii) by unaffiliated individuals who beneficially hold in the aggregate more than five percent of the Common Stock.


                             Amount and Nature             Percentage of
                             of Beneficial                 Common Stock
Name and Address             Ownership(1)(2)               Outstanding
----------------             -----------------             -------------

Susan Astor                   543,400(2)(3)                     4.3%
22 Manhasset Avenue
Port Washington, NY 11050

Michael Astor                 498,400(2)(3)                     3.9%
22 Manhasset Avenue
Port Washington, NY 11050

Fred Jaroslow                 1,178,888(2)                      9.2%
22 Manhasset Avenue
Port Washington, NY 11050

Lawrence E. Kaplan(4)         1,094,444                         8.6%
150 Motor Parkway
Suite 311
Hauppauge, NY 11788

Robert M. Rubin(4)            2,723,334                          21.3%
6060 Kings Gate Circle
Delray Beach, Florida 33484

Alan Goldberg                643,638                            5.0%
170 Fifth Avenue, 6th Flr.
New York, New York 10010

Andrew Kaplan                1,083,333                          8.5%
150 Motor Parkway
Suite 311
Hauppauge, NY 11788

Mark Levine                  643,638                            5.0%
170 Fifth Avenue, 6th Flr.
New York, New York 10010

Bernard Tessler              750,000                            5.9%
22 Manhasset Avenue
Port Washington, NY 11050

Alfred Romano(4)             11,111                             *
4 Wagon Wheel Road
Dix Hills, NY 11746

All directors and officers   1,041,800                          8.2%
as a group (only including
Mr. and Mrs. Astor)

*Represents less than a 1% interest

(1) A person is considered to be the "beneficial owner" of any securities with respect to which he has or shares, directly or indirectly, or has the right to acquire within 60 days, (1) voting power, which includes the power to vote, or to direct the voting of, such security and/or (2) investment power, which includes the power to dispose, or to direct the disposition of, such security. Each person has both voting and investment power and considers himself to be the beneficial owner of the securities shown following his name except as otherwise indicated. Except as otherwise indicated, the beneficial owners listed here have sole voting and investment power, subject to community property laws where applicable, as to all of the shares listed as beneficially owned by them. As of October 15, 1997, there were 12,762,910 shares of Common Stock outstanding.

(2) Does not give effect to the grant in March 1991 of options to purchase shares of the Company's Common Stock pursuant to the Company's 1989 Incentive Stock Option Plan. At such time, Mr. Jaroslow, Mr. Astor and Ms. Astor were granted 100,000, 50,000 and 50,000 shares, respectively, of such options. All such options became exercisable in December 1993 at $.8938 per share. Does not give effect to the grant in January 1994 of options, exercisable beginning in 1996, to purchase an aggregate of 362,500 shares to Messrs. Jaroslow and Astor, and Ms. Astor. Mr. Jaroslow was granted options to purchase 100,000 shares of Common Stock at $.344 per share and Mr. Astor and Ms. Astor were each granted options to purchase 131,250 shares of Common Stock at $.3125 per share. All of such options granted shall terminate upon the closing of the Asset Sale.

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

    In August 1991, the NASD promulgated revised requirements, effective March 2, 1992, for continued inclusion of an issuer's securities on the Nasdaq Stock Market, including a requirement that the issuer maintain shareholders' equity of at least $1,000,000 and have assets of at least $2,000,000. In order to meet such requirements, certain members of the Board of Directors agreed to invest an aggregate of $500,000 in the Company in exchange for $500,000 principal amount of 10% Exchangeable Notes. The Notes were exchangeable for a series of cumulative redeemable preferred stock, subject to, among other things, a determination by a hearing panel of the NASD that issuance of such preferred stock would enable the Company to maintain its Nasdaq listing. However, on July 30, 1992, following the determination of an NASD listing qualifications committee that the issuance of such preferred stock would not enable the Company to meet the net worth requirements of the NASD, the Company repaid the principal of the outstanding 10% Exchangeable Notes in the aggregate amount of $500,000 by the way of an investment by each of the noteholders in the Common Stock of the Company. Each noteholder purchased the number of shares of Common Stock equal to the principal amount of 10% Exchangeable Notes held by such noteholder at a price of $1.00 per share. Such Common Stock was issued to the noteholders as follows: Fred Jaroslow - 230,888 shares; Gro-Vest, Inc. (a corporation in which each of Lawrence Kaplan and Lawrence K. Fleischman, former directors of the Company, previously owned a 25% interest) - 19,236 shares; Alan Goldberg - 117,638 shares; Kent Q. Kreh - 5,000 shares; Mark Levine - 117,638 shares; and Richard Samber - 9,600 shares.

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

    In May 1994, the Company commenced and completed a private placement of five units, each unit consisting of 22,222 shares of the Company's common stock and a promissory note in the principal amount of $50,000, bearing interest at the rate of ten percent per annum, with principal and interest due at the earlier of the closing of any debt or equity offering of the Company's securities yielding gross proceeds in excess of $1,500,000 or September 30, 1995. As each of the units were sold by the Company for $50 000, the Company derived an aggregate of $250,000 from the private placement. With the exception of one-half of one unit acquired by Lawrence E. Kaplan, a then director of the Company, all of the units were acquired by unaffiliated persons. These notes are currently in default and such lenders have verbally agreed to accept an aggregate of 1,381,136 shares (subsequent to the reverse stock split) of Common Stock as full payment for such indebtedness, to be issued upon consummation of the Asset Sale. See "Description of Business - Recent Events - Private Placement of Equity and Debt".

    On October 26, 1994, Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan were elected to the Board of Directors. Each of Messrs. Astor and Jaroslow and Mrs. Astor, three of the then directors of the Company, agreed to vote to elect three designees of the Investors (as defined in "Description of Business - Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit") to the Board of Directors of the Company until such time as the Line of Credit is repaid or the Investors default on their obligations arising under the Line of Credit. Each of the Investor's designees to serve on the Board of Directors have agreed to resign upon the earlier of repayment of all outstanding amounts of principal and accrued interest under the Line of Credit or a material breach of the Line of Credit by any of the Investors, unless such designees have previously been elected to the Board of Directors by vote of the Company's shareholders. All three of these individuals subsequently resigned as directors in and no replacements have as yet been designated by the Investors. See "Description of Business - Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit".

    Pursuant to the terms of the Letter Agreement dated November 18, 1994 among the Company and each of Michael Astor, Susan Astor, Bernard Tessler and Fred Jaroslow (then directors of the Company), in their individual capacities, and Lawrence E. Kaplan, Stanley Kaplan and Mr. Rubin (see "Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"), the Company agreed to: (i) cause the Board of Directors of each of the Company and Kids 'N Things to terminate the Reorganization Agreement (see "Recent Events
- - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"); (ii) issue 1,500,000 shares of common stock to Bernard Tessler in consideration of the payment of $2,000 and past services rendered to the Company; (iii) elect each of Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan (the son of Stanley Kaplan) to fill three vacancies on the Board of Directors caused by the resignations of Messrs. Tessler, Baird and Horvitz; (iv) issue an aggregate of 100,000 shares of common stock to Jerry Feldman in consideration of the payment of $100 and past services rendered to the Company, (v) issue an aggregate of 3,250,000 shares of Common Stock to Messrs. Andrew Kaplan (as Stanley Kaplan's designee), Lawrence E. Kaplan and Rubin in consideration of the payment of an aggregate of $4,200 in past financial consulting services rendered and the joint and several agreement among the Investors to make available to the Company a $275,000 Line of Credit (see "Recent Events - Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"); and (vi) issue 400,000 shares of common stock to Mr. Rubin in consideration of the payment of $400 and his agreement to waive any and all defaults by Playorena to make current interest payments through the maturity date arising under the Note. The 5,250,000 shares of Common Stock to be issued to Mr. Tessler pursuant to the Letter Agreement were reduced by 750,000 shares pursuant to a subsequent letter agreement between the Company and Mr. Tessler dated April 10, 1995 (the "Second Letter Agreement"), wherein Mr. Tessler agreed, among other things, to reduce the total number of shares of Common Stock to be issued to him from 1,500,000 to 750,000. The total number of shares now required to be issued pursuant to the Letter Agreement is 4,500,000 (prior to the reverse stock split). These shares were issued in September, 1996.

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

    On September 6, 1996, the Board of Directors by unanimous written consent approved the following: (i) to issue 1,500,000 shares of common stock to Bernard Tessler in consideration of $2,000; (ii) to issue an aggregate of 100,000 shares of Common Stock to Jerry Feldman in consideration of the payment of $100; (iii) to issue an aggregate of 3,250,000 shares of Common Stock to Messrs. Andrew Kaplan and Lawrence Kaplan and Robert Rubin in consideration of payment of $4,200 in past services rendered and agreement among investors to make available to the Company $275,000 Line of Credit; (iv) to issue 400,000 shares of common stock to Mr. Rubin in consideration of $400 and his agreement to waive any defaults by Playorena to make current interest payments through maturity arising from a Promissory Note; and (i) Mr. Tessler agrees to reduce total number of shares of Common Stock to be issued to him from 1,500,000 to 750,000; (ii) total number of shares required to be issued to Messrs. Feldman, Tessler, Rubin, A. Kaplan and L. Kaplan is 4,500,000 (prior to the reverse stock split). The issuance of such shares occurred in September 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS

         3.1  Certificate of Incorporation, as amended - incorporated by
reference           to Exhibit 3.1 to Registration Statement on Form S-18 (SEC
File No.33-29561-NY)

         3.2 By-Laws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No.33-29561-NY)

         4.0   1989 Incentive Stock Option Plan - incorporated by reference to
Exhibit 4.3 to Registration Statement on Form S-18 (SEC File No.33-29561-NY)

         10.1 Amended and Restated Employment Agreement between Company and Fred Jaroslow - incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

         10.2 Amended and Restated Employment Agreement between Company and Susan Astor - incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

         10.2(a)   Amendment to Employment Agreement between Company and Susan
Astor (incorporated by reference to registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

         10.3 Amended and Restated Employment Agreement between Company and Michael Astor - incorporated by reference to Exhibit 10.3 to Registration Statement on Form

S-18 (SEC File No. 33-29561-NY)

         10.3(a)   Amendment to Employment Agreement between Company and
Michael Astor (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

         10.4   Form of Franchise Agreement - incorporated by reference to
Exhibit 10.6 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

         10.5 Master Franchise Agreement dated as of November 30, 1989, between the Company and Horikawa Sangyo Kabushiki Kaisha - incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

         10.6 Consulting Agreement dated December 16, 1991 between the Company and Palmer & Moore Ltd. - incorporated by reference to Exhibit 10.8 to 1991 Annual Report on Form 10-K (SEC File No. 0-18412)

         10.7 Revolving 10% Promissory Note (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)]

         10.8 Form of Agreement and Plan of Reorganization between the Company and Kids 'N Things' Inc. (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

         10.9 Management Agreement, dated November 9, 1993 between the Company and Bernard Tessler (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)]

         10.9(a)   Amendment to Management Agreement, dated January 20, 1994
between the Company and Bernard Tessler (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)]

         10.10 Letter Agreement dated November 18, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/94).

         10.10(a)   Amendment to Letter Agreement dated April 10, 1995
(incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

         10.11 Asset Purchase Agreement dated as of March 31, 1995 (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for fiscal quarter ended February 28, 1995).

         27.1 Financial Data Schedule


    B. REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Registrant during the fourth quarter of its last fiscal year.


[Remainder of page intentionally left blank]

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PLAYORENA INC.

Dated:   November 18, 1997

                                       By: /s/ Michael Astor
                                          -----------------------------------
                                       Michael Astor, Vice President, Chief
                                       Operating Officer, Chief Financial
                                       Officer  and Treasurer (as both a duly
                                       authorized officer of the registrant
                                       and the principal financial officer or
                                       chief accounting officer of the
                                       registrant)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                         Date
---------               -----                         ----

/s/ Susan Astor         President                     November 18, 1997
---------------------   and Director
Susan Astor


/s/ Michael Astor       Director                      November 18, 1997
---------------------
Michael Astor

                                    EXHIBIT INDEX

         3.1 Certificate of Incorporation, as amended - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No.33-29561-NY)


         3.2 By-Laws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No.33-29561-NY)

         4.0   1989 Incentive Stock Option Plan - incorporated by reference to
Exhibit 4.3 to Registration Statement on Form S-18 (SEC File No.33-29561-NY)

         10.1 Amended and Restated Employment Agreement between Company and Fred Jaroslow - incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

         10.2 Amended and Restated Employment Agreement between Company and Susan Astor - incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

         10.2(a)   Amendment to Employment Agreement between Company and Susan
Astor (incorporated by reference to registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

         10.3 Amended and Restated Employment Agreement between Company and Michael Astor - incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

         10.3(a)   Amendment to Employment Agreement between Company and
Michael Astor (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

         10.4   Form of Franchise Agreement - incorporated by reference to
Exhibit 10.6 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

         10.5 Master Franchise Agreement dated as of November 30, 1989, between the Company and Horikawa Sangyo Kabushiki Kaisha - incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-18 (SEC File No. 33-29561-NY)

         10.6 Consulting Agreement dated December 16, 1991 between the Company and Palmer & Moore Ltd. - incorporated by reference to Exhibit 10.8 to 1991 Annual Report on Form 10-K (SEC File No. 0-18412)

         10.7 Revolving 10% Promissory Note (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)]

         10.8 Form of Agreement and Plan of Reorganization between the Company and Kids 'N Things' Inc. (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

         10.9 Management Agreement, dated November 9, 1993 between the Company and Bernard Tessler (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)]

         10.9(a)   Amendment to Management Agreement, dated January 20, 1994
between the Company and Bernard Tessler (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)]

         10.10 Letter Agreement dated November 18, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/94).

         10.10(a)   Amendment to Letter Agreement dated April 10, 1995
(incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

         10.11 Asset Purchase Agreement dated as of March 31, 1995 (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for fiscal quarter ended February 28, 1995).

         27.1   Financial Data Schedule