Form 10QSB
period 1997-02-28
PLAYORENA INC
filed 1998-02-03
CIK 852766

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED FEBRUARY 28, 1997
                                          OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from............... to ........................

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes       No   X  .
                                                               -----    -----
                         APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,762,910 SHARES OF COMMON STOCK, PAR VALUE $.001, OUTSTANDING AS OF JANUARY 27, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE:    NONE

                                     FORM 10-QSB

                          FINANCIAL STATEMENTS AND SCHEDULES
                                   PLAYORENA, INC.

                       For the Quarter ended February 28, 1997

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:



                            PART I- FINANCIAL INFORMATION


                                                                 Page of
                                                                 FORM 10-QSB
Item 1.  Financial Statements:
     Balance Sheets/Liabilities and Shareholder's
       Equity -- February 28, 1997                                    3
     Statement of  Operations for the three months ended
       February 28, 1997 and February 29, 1996                        4
     Statement of Cash Flows for the three months ended
       February 28, 1997 and February 29, 1996                        5
     Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis or Plan of
       Operation                                                      7

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                PLAYORENA INC.
                                 BALANCE SHEET
                               FEBRUARY 28, 1997
                                  (UNAUDITED)

                                     ASSETS


Cash                                                                      -
                                                                     -----------


TOTAL ASSETS                                                        $     -
                                                                     -----------
                                                                     -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable                                                     $    875,333
  Liabilities of discountinued operations                                520,862
  Accured expenses                                                       360,114
                                                                     -----------
    TOTAL CURRENT LIABILITIES                                          1,756,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.001 par value;
    15,000,000 shares authorized,
    12,762,910 shares issued and outstanding                             12,763
  Additional paid-in-capital                                          4,130,283
  Accumulated deficit                                                (5,899,355)
                                                                     -----------
    TOTAL SHAREHOLDERS' DEFICIENCY                                   (1,756,309)
                                                                     -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $      -
                                                                     -----------
                                                                     -----------



                           See notes to financial statements.

                                    PLAYORENA INC.

                                STATEMENT OF OPERATIONS

                                      (UNAUDITED)



                                                                          Three months ended
                                                                     --------------------------
                                                                      February 28, February 29,
                                                                          1997         1996
                                                                     --------------- ----------


EXPENSES:
  General and administrative                                           $  4,288      $   5,070
  Interest Expense                                                       21,884         22,256
                                                                     -----------    -----------
    TOTAL EXPENSES                                                       26,172         27,326
                                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS                                         (26,172)       (27,326)

LOSS FROM DISCONTINUED OPERATIONS                                       (11,762)       (60,238)
                                                                     -----------    -----------
NET LOSS                                                              $ (37,934)     $ (87,564)
                                                                     -----------    -----------
NET LOSS PER SHARE:

  Continuing operations                                               $   (0.00)         (0.00)
  Discontinued operations                                                 (0.00)         (0.01)
                                                                     -----------    -----------
NET LOSS PER SHARE                                                    $   (0.00)         (0.01)
                                                                     -----------    -----------
                                                                     -----------    -----------
WEIGHTED AVERAGE SHARES USED IN COMPUTATION                          10,887,910      8,262,910
                                                                     -----------    -----------
                                                                     -----------    -----------


                            See notes to financial statements.

                                     PLAYORENA INC.

                                STATEMENT OF CASH FLOWS

                                      (UNAUDITED)





                                                                           Three months ended
                                                                     ----------------------------
                                                                      February 28,  February 29,
                                                                         1997          1996
                                                                     ------------- -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $   (37,934)  $(87,564)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                                 15,323
  Change in operating assets and liabilities                              37,934    21,680
                                                                     ------------- ---------
CASH USED IN OPERATING ACTIVITIES                                            -     (50,561)
                                                                     ------------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                     -          -
  Proceeds from the sale of equipment                                        -          -
                                                                     ------------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                         -          -
                                                                     ------------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) debt financing
  Decrease of capital lease obligations                                      -          -
  Proceeds from officers                                                     -          -
  Cash overdraft                                                             -      49,232
                                                                     ------------- ---------
CASH PROVIDED BY FINANCING ACTIVITIES                                        -      49,232
                                                                     ------------- ---------
NET INCREASE (DECREASE) IN CASH                                              -      (1,329)

CASH AT BEGINNING OF PERIOD                                                  -       1,329
                                                                     ------------- ---------
CASH AT END OF PERIOD                                                  $     -    $     -
                                                                     ------------- ---------
                                                                     ------------- ---------

                            See notes to financial statements.

                                   PLAYORENA, INC.

                            NOTES TO FINANCIAL STATEMENTS

                         THREE MONTHS ENDED FEBRUARY 28, 1997

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

                                        ITEM 2

           ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     In light of the fact that the Company has decided to divest all of its operations and has agreed to sell substantially all of its assets pursuant to an Asset Purchase Agreement with an affiliate of Michael Astor and Susan Astor (the sole current officers and directors of the Company)(the "Asset Purchase Agreement"), the Company is accounting for the historical results of the business as discontinued operations. In this regard, the following discussion and analysis presents a general, overall financial summary of the discontinued operations, rather than a detailed discussion of the results of operations to be disposed of in the near future. As presented in the Company's recast financial statements, certain expenses, consisting of minimal general and administrative expense and debt service costs have been evaluated to be expenses attributable to the continuing entity after consideration of the divestiture of operations.

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS -
COMPARISON OF QUARTERS ENDED FEBRUARY 1997 AND FEBRUARY 1996

     During the quarter ended February 28, 1997, revenues of discontinued business decreased to $118,072 from $118,192 in quarter ended February 29, 1996.

     The Company has significantly decreased the number of locations by terminating many locations in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1997, the Company had a working capital deficit of $1,756,309 compared to $1,371,863 at February 29, 1996. In its operation of the discontinued operations, management has been attempting to reverse this downward trend by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

                             PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS. To the best knowledge of the officers and directors, neither the Company nor any of its officers and directors are party to any legal proceeding or litigation. The officers and directors know of no such litigation being threatened or contemplated.


Item 2.   CHANGES IN SECURITIES.  None.


Item 3.   DEFAULTS UPON SENIOR SECURITIES.  None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.


Item 5. OTHER INFORMATION. The Company expects to consummate the sale of assets pursuant to the Asset Purchase Agreement in January or February 1998.


Item 6.   (A) EXHIBITS

          EXHIBIT NO.    DESCRIPTION
          27.1      Financial Data Schedule


          (B)  REPORTS ON FORM 8-K.  None.

                                      SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 29, 1998                 PLAYORENA, INC.



                                   By: /S/ MICHAEL ASTOR
                                      ----------------------------
                                      Michael Astor, President and
                                      Chief Financial Officer

                                    EXHIBIT INDEX


27.1 Financial Data Schedule