Form 10QSB
period 1997-05-31
PLAYORENA INC
filed 1998-02-03
CIK 852766

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          FOR THE QUARTER ENDED MAY 31, 1997
                                          OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from.................. to ...................

                            Commission File number 0-18412

                                    PLAYORENA INC.
                                    --------------
                    (Name of small business issuer in its charter)
     NEW YORK                                               11-2602120
     --------                                               -----------
     (State or other jurisdiction of                        (I.R.S. Employer
          incorporation or organization)                    Identification No.)

     22 MANHASSET  AVENUE, PORT WASHINGTON,  NEW YORK       11050
     ------------------------------------------------       -----
               (Address of principal executive offices)     (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes       No   X  .
                                                               ----     -----

                         APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,762,910 SHARES OF COMMON STOCK, PAR VALUE $.001, OUTSTANDING AS OF JANUARY 27, 1998.

                         DOCUMENTS INCORPORATED BY REFERENCE:    NONE

                                     FORM 10-QSB

                          FINANCIAL STATEMENTS AND SCHEDULES
                                   PLAYORENA, INC.

                          For the Quarter ended May 31, 1997

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:



                            PART I- FINANCIAL INFORMATION


                                                                 Page of
                                                                 FORM 10-QSB
                                                                 -----------
Item 1.  Financial Statements:
     Balance Sheets/Liabilities and Shareholder's
       Equity -- May 31, 1997                                         3
     Statement of  Operations for the three months ended
       May 31, 1997, 1996 and the six months ended
       May 31, 1997, 1996                                             4
     Statement of Cash Flows for the six months ended
       May 31, 1997, 1996                                             5
     Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis or Plan of Operation    7

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                PLAYORENA INC.
                                 BALANCE SHEET
                                  MAY 31, 1997
                                  (UNAUDITED)

                                     ASSETS


Cash                                                                      -
                                                                     -----------

TOTAL ASSETS                                                         $     -
                                                                     -----------
                                                                     -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable                                                     $    875,333
  Liabilities of discountinued operations                                496,583
  Accured expenses                                                       383,078
                                                                     -----------
    TOTAL CURRENT LIABILITIES                                          1,754,994

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.001 par value;
    15,000,000 shares authorized,
    12,762,910 shares issued and outstanding                             12,763
  Additional paid-in-capital                                          4,130,283
  Accumulated deficit                                                (5,898,040)
                                                                     -----------
    TOTAL SHAREHOLDERS' DEFICIENCY                                   (1,754,994)
                                                                     -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $      -
                                                                     -----------
                                                                     -----------



                           See notes to financial statements.

                                STATEMENT OF OPERATIONS

                                      (UNAUDITED)

                                                      Three months ended       Six Months Ended
                                                    -----------------------  --------------------
                                                      May 31,     May 31,     May 31,     May 31,
                                                      1997          1996      1997          1996
                                                    ----------- -----------  ----------  ---------

EXPENSES:
  General and administrative                          $  1,080  $   3,501    $   5,368  $    8,571
  Interest Expense                                      21,884     22,256       43,768      44,512
                                                    ----------- -----------  ----------  ---------
    TOTAL EXPENSES                                      22,964     25,757       49,136      53,083
                                                    ----------- -----------  ----------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS               (22,964)   (25,757)     (49,136)    (53,083)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS              24,279     35,804       12,517     (24,434)
                                                    ----------- -----------  ----------  ---------
NET INCOME (LOSS)                                    $   1,315   $ 10,047    $ (36,619) $  (77,517)
                                                    ----------- -----------  ----------  ---------
NET INCOME (LOSS) PER SHARE:

  Continuing operations                              $   (0.00)     (0.00)   $   (0.00) $    (0.01)
  Discontinued operations                                 0.00       0.00         0.00       (0.00)
                                                    ----------- -----------  ----------  ---------
NET INCOME (LOSS) PER SHARE                          $    0.00     $ 0.00    $   (0.00) $    (0.01)
                                                    ----------- -----------  ----------  ---------
                                                    ----------- -----------  ----------  ---------
WEIGHTED AVERAGE SHARES USED IN COMPUTATION         12,012,910  8,262,910   12,012,910   8,262,910
                                                    ----------- -----------  ----------  ---------
                                                    ----------- -----------  ----------  ---------


                                     PLAYORENA INC.

                                STATEMENT OF CASH FLOWS

                                      (UNAUDITED)




                                                                          Six months ended
                                                                     -----------------------
                                                                        May 31,      May 31,
                                                                         1997         1996
                                                                     ------------- ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net gain (loss)                                                    $   (36,619)  $(77,517)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                          -       30,646
  Change in operating assets and liabilities                              36,619     81,771
                                                                     ------------- ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              -        34,900
                                                                     ------------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                      -         -
                                                                     ------------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                          -          -
                                                                     ------------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) debt financing                                       (6,000)
  Decrease of capital lease obligations                                      -          -
                                                                     ------------- ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              -      (6,000)
                                                                     ------------- ---------
NET INCREASE (DECREASE) IN CASH                                              -      28,900

CASH AT BEGINNING OF PERIOD                                                  -       1,329
                                                                     ------------- ---------
CASH AT END OF PERIOD                                                  $     -   $  30,229
                                                                     ------------- ---------
                                                                     ------------- ---------

                                   PLAYORENA, INC.

                            NOTES TO FINANCIAL STATEMENTS

                            SIX MONTHS ENDED MAY 31, 1997

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

RESULTS OF OPERATIONS -
COMPARISON OF QUARTERS ENDED MAY 1997 AND MAY 1996

     During the six months ended May 31, 1997, revenues of discontinued business decreased to $235,938 from $267,331 in six months ended May 31, 1996.

     The Company has significantly decreased the number of locations by terminating many locations in the United States.


LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1997, the Company had a working capital deficit of $1,754,994 compared to $1,392,046 at May 31, 1996. In its operation of the discontinued operations, management has been attempting to reverse this downward trend by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

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


Date: January 29, 1998                 PLAYORENA, INC.



                                   By: /S/ MICHAEL ASTOR
                                       ------------------------------
                                         Michael Astor, President and
                                         Chief Financial Officer

                                    EXHIBIT INDEX


27.1 Financial Data Schedule