Form 10QSB
period 1997-08-31
PLAYORENA INC
filed 1998-02-03
CIK 852766

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTER ENDED AUGUST 31, 1997
                                          OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from.................... to ....................

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

                        For the Quarter ended August 31, 1997

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:



                            PART I- FINANCIAL INFORMATION


                                                                 Page of
                                                                 FORM 10-QSB
Item 1.  Financial Statements:
     Balance Sheets/Liabilities and
       Shareholder's Equity -- August 31, 1997                        3
     Statement of  Operations for the three
       months ended August 31, 1997, 1996 and
       the nine months ended August 31, 1997, 1996                    4
     Statement of Cash Flows for the nine months
       ended August 31, 1997, 1996                                    5
     Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis or
           Plan of Operation                                          7

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                PLAYORENA INC.
                                 BALANCE SHEET
                                AUGUST 31, 1997
                                  (UNAUDITED)

                                     ASSETS


Cash                                                                      -
                                                                     -----------


TOTAL ASSETS                                                        $     -
                                                                     -----------
                                                                     -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable                                                     $    875,333
  Liabilities of discountinued operations                                496,583
  Accured expenses                                                       407,235
                                                                     -----------
    TOTAL CURRENT LIABILITIES                                          1,779,151

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.001 par value;
    15,000,000 shares authorized,
    12,762,910 shares issued and outstanding                             12,763
  Additional paid-in-capital                                          4,130,283
  Accumulated deficit                                                (5,922,197)
                                                                     -----------
    TOTAL SHAREHOLDERS' DEFICIENCY                                   (1,779,151)
                                                                     -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $      -
                                                                     -----------
                                                                     -----------



                           See notes to financial statements.

                                STATEMENT OF OPERATIONS

                                      (UNAUDITED)


                                                      Three months ended       Nine Months Ended
                                                    -----------------------  --------------------
                                                    August 31,  August 31,    August 31, August 31,
                                                      1997         1996          1997      1996
                                                    ----------- -----------  ----------  ---------

EXPENSES:
  General and administrative                          $  2,273  $   1,549     $  7,641  $   10,120
  Interest Expense                                      21,884     22,256       65,652      66,768
                                                    ----------- -----------  ----------  ---------
    TOTAL EXPENSES                                      22,157     23,805       73,293      76,888
                                                    ----------- -----------  ----------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS               (22,157)   (23,805)     (73,293)    (76,888)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                -       (36,572)      12,517     (61,006)
                                                    ----------- -----------  ----------  ---------
NET INCOME (LOSS)                                    $ (24,157)  $(60,377)    $(60,776) $ (137,894)
                                                    ----------- -----------  ----------  ---------
NET INCOME (LOSS) PER SHARE:

  Continuing operations                              $   (0.00) $   (0.00)   $   (0.01) $    (0.01)
  Discontinued operations                                   -       (0.00)        0.00       (0.01)
                                                    ----------- -----------  ----------  ---------
NET INCOME (LOSS) PER SHARE                          $   (0.00)    $(0.00)   $   (0.00) $    (0.02)
                                                    ----------- -----------  ----------  ---------
                                                    ----------- -----------  ----------  ---------
WEIGHTED AVERAGE SHARES USED IN COMPUTATION         12,762,910  8,262,910    12,762,910  8,262,910
                                                    ----------- -----------  ----------  ---------
                                                    ----------- -----------  ----------  ---------


                           See notes to financial statements.

                                     PLAYORENA INC.

                                STATEMENT OF CASH FLOWS

                                      (UNAUDITED)





                                                                         Nine months ended
                                                                     -----------------------
                                                                      August 31,    August 31,
                                                                         1997         1996
                                                                     ------------- ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $   (60,776) $(137,894)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                          -      45,969
  Change in operating assets and liabilities                              60,776   129,194
                                                                     ------------- ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              -      37,269
                                                                     ------------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                     -          -
                                                                     ------------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                         -          -
                                                                     ------------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) debt financing                                       (6,000)
  Decrease of capital lease obligations                                      -          -
                                                                     ------------- ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              -      (6,000)
                                                                     ------------- ---------
NET INCREASE (DECREASE) IN CASH                                              -      31,269

CASH AT BEGINNING OF PERIOD                                                  -       1,329
                                                                     ------------- ---------
CASH AT END OF PERIOD                                                  $     -   $  32,598
                                                                     ------------- ---------
                                                                     ------------- ---------



                           See notes to financial statements.

                                   PLAYORENA, INC.

                            NOTES TO FINANCIAL STATEMENTS

                          NINE MONTHS ENDED AUGUST 31, 1997

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

RESULTS OF OPERATIONS -
COMPARISON OF QUARTERS ENDED AUGUST 1997 AND AUGUST 1996

     During the nine months ended August 31, 1997, revenues of discontinued business increased to $335,482 from $288,725 in nine months ended August 31, 1996.

     The Company has significantly decreased the number of locations by terminating many locations in the United States.


LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1997, the Company had a working capital deficit of $1,779,151 compared to $1,454,791 at August 31, 1996. In its operation of the discontinued operations, management has been attempting to reverse this downward trend by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

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


Date: January 29, 1998               PLAYORENA, INC.



                                   By: /S/ MICHAEL ASTOR
                                        -----------------------------
                                         Michael Astor, President and
                                         Chief Financial Officer

                                    EXHIBIT INDEX


27.1 Financial Data Schedule