Form 10KSB40
period 1997-11-30
PLAYORENA INC
filed 1998-07-10
CIK 852766

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 1997
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       --------------    --------------
                         Commission File number 0-18412

                                 PLAYORENA INC.
                 (Name of small business issuer in its charter)

    New York                                                   11-2602120
    --------                                                   ----------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

    22 Manhasset  Avenue, Port Washington,  New York               11050
    ------------------------------------------------               ------
    (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (516) 883-7529
Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock $.001 Par Value
                          ----------------------------
                                (Title of class)

              Common Stock Purchase Warrants (Expired January 1996)
              -----------------------------------------------------
                                (Title of class)

     Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ----     ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $117,866 .

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 9, 1998 the average bid price of common stock was $.001 and the average asked price was $.05.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 5, 1998 the number of shares of common stock outstanding was 12,762,910.

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

     On April 14, 1995, the Company entered into an Asset Purchase Agreement (the "Agreement") with Michael Astor (who, along with his wife, Susan Astor, comprise all of the current officers and members of the Board of Directors of the Company), pursuant to which an entity formed by Mr. and Mrs. Astor (the "Purchaser") agreed to acquire all of the assets and properties of the Company, including, without limitation, all copyrights, trademarks, trade names (including the name "Playorena"), accounts receivable, equipment, inventory, cash and cash equivalents (the "Playorena Assets"), in exchange for the Purchaser's assumption of certain liabilities of the Company and the transfer to the Company by Mr. and Mrs. Astor of 1,041,800 shares of common stock of the Company, $.001 par value per share (the "Common Stock"), representing all of the Common Stock of the Company owned by Mr. and Mrs. Astor. Obtaining the approval of the holders of not less than 66 2/3% of the issued and outstanding shares of capital stock of the company was a condition precedent (the "Asset Sale"). The assets to be transferred and the liabilities to be assumed had an approximate value of $277,000 and $478,000, respectively, at November 30, 1995 and $131,000 (which the Company has written off as of November 30, 1996) and $481,000, respectively, at November 30, 1996. At November 30, 1997 liabilities of the discontinued business consisting of accounts payable and accrued expenses aggregated $496,583. As of November 30, 1997 the Company's total liabilities were

$1,827,395. As indicated below, this shareholder approval was obtained in February 1997 and the Asset Sale is expected to be consummated in July 1998.

     The terms of the Agreement were negotiated on behalf of the Company by Robert M. Rubin beginning in April 1995. Mr. Rubin currently owns 2,923,334 shares of Common Stock of the Company, representing 22.9% of the issued and outstanding shares of Common Stock. In addition, in consideration for a loan made to the Company by Mr. Rubin in January 1994 and due in September 1995, Mr. Rubin was granted a first priority security interest in all of the assets of the Company. As the Company has not had the resources to repay the $200,000 principal amount of the secured loan to Mr. Rubin, since September 30, 1995, Mr. Rubin has had the right to foreclose on his security interest in all of the assets of the Company. Pursuant to the terms of the Agreement, Mr. Rubin is required to release his security interests so that the Purchaser will obtain title to the Company's assets free and clear of any liens or encumbrances. The only other secured creditors, certain individuals and entities who purchased certain securities of the Company in 1994, will release their liens in exchange for 1,381,136 shares of Common Stock (after the reverse split described herein). See "Private Placement of Equity and Debt" below.

     The Agreement specifically provides that the Company shall retain "all claims for tax refunds, tax loss carry forwards or carry backs or tax credits of any kind" applicable to the Company's business prior to the closing of the Asset Sale. Without future profits by the Company such tax losses are of limit or no value. As of November 30, 1997, the Company has net operating loss carry forwards of approximately $5,700,000 that expire between 1998 and 2011, and investment tax credit carry forwards of approximately $16,000 which expire in 1998. Without future profits by the Company, such tax losses are of limited or no value. The Agreement further specifies that the following liabilities will NOT be assumed by the acquiring entity:

  (i) liabilities owed to certain affiliates of the Company, including Mr. Rubin, estimated to be $875,333 in the aggregate (including $143,333 loaned to the Company since January 1995) plus accrued interest, estimated at $296,956 at November 30, 1996 (these liabilities are expected to be converted into equity of the Company);

  (ii) liabilities owed to certain professionals who have provided services to the Company, plus other liabilities all aggregating approximately $158,524 at November 30, 1997;

  (iii) claims made against the Company by shareholders of the Company, none of which are presently pending or, to the Company's knowledge, threatened;

  (iv) certain fees incurred in connection with compliance with applicable securities laws; and

  (v) all liabilities and obligations of the Company arising after the closing of the Asset Sale.

     The financial statements included in this report indicate that based upon the proposed structure of the transaction set forth in the Agreement immediately following the closing of the Asset Sale the Company will have no assets or business but will retain estimated liabilities of $952,062 plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such business should be offered to the Company, any such transaction is likely to result in immediate and substantial dilution to the present shareholders of the Company.

     The Company has written off all the remaining assets of the discontinued business, consisting mainly of the undepreciated cost of play equipment, at November 30, 1996. Such write off totaled approximately $131,000. Liabilities of the discontinued business consist of accounts payable and accrued expenses aggregating $496,583. The Company will remain contingently liable to the extent that assumed liabilities are not satisfied. In this regard, the Company has not recognized any gain at November 30, 1997 for the impending assumption of these liabilities. Revenues of discontinued business were $117,866 and $340,439 in the fiscal years ended November 30, 1997 and 1996, respectively.

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

     In order to afford the Company the flexibility to attempt to raise additional capital and/or acquire another business subsequent to the Asset Sale, management believed it to be in the Company's best interest to reverse split the 15,000,000 shares of Common Stock to be outstanding immediately subsequent to the Asset Sale (including 3,278,890 pre-split shares to be issued prior to the closing to Messrs. Rubin, Lawrence Kaplan and Jaroslow in consideration for their lending the Company an aggregate of $140,333, see "Additional Loans From Affiliates of the Company") on a one share for twenty share basis so that the number of shares of Common Stock outstanding immediately subsequent to the reverse stock split will be 750,000. Increasing the number of authorized but unissued shares of Common Stock will insure that authorized but unissued shares will be available for stock dividends or stock splits, possible acquisitions, financings, stock option or purchase plans and other corporate purposes in the future, without the necessity of further shareholder action. Such flexibility will enable the Company's Board of Directors to issue additional shares of Common Stock without further approval by the shareholders upon such terms and at such times as the Board may determine. Except as disclosed herein, the Company currently has no understandings, agreements, plans or commitments that would involve the issuance of additional shares of Common Stock. This reverse split also was approved by the shareholders of the Company in February 1997.

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

     The Company is currently in the process of consummating the Asset Sale, which is expected to be completed in July 1998.

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

     PRIVATE PLACEMENT OF EQUITY AND DEBT

     In May 1994, the Company commenced and completed a private placement of five units, each unit consisting of 22,222 shares of the Company's common stock and a secured promissory note in the principal amount of $50,000, bearing interest at the rate of ten percent per annum, with principal and interest due at the earlier of the closing of any debt or equity offering of the Company's securities yielding gross proceeds in excess of $1,500,000 or September 30, 1995. As each of the units was sold by the Company for $50,000, the Company derived an aggregate of $250,000 from the private placement. With the exception of one-half of one unit acquired by Lawrence E. Kaplan, a then director (and current nominee for director) of the Company, all of the units were acquired by unaffiliated persons. The promissory notes were not repaid and the Company does not at the present time have the resources to repay the promissory notes.

     The Company has offered and as of the date hereof most of these lenders have verbally agreed to accept an aggregate of 1,381,136 shares (subsequent to the reverse stock split) of Common Stock as full payment for such indebtedness, and the release of the security interest in the Company's assets, to be issued upon consummation of the Asset Sale.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1997, the Company had a working capital deficit of $1,827,395 compared to a working capital deficit of $1,718,375 at November 30, 1996.

     Based upon the structure of the transaction set forth in the Agreement, immediately following the closing of the Asset Sale the Company will have no assets or business but will retain estimated liabilities of $952,062 (all of which shall be converted into shares of Common Stock as indicated above), plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such a business should be offered to the Company, the acquisition is likely to result in immediate and substantial dilution to the shareholders of the Company.

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

OPERATIONS DISCONTINUED

     THE PLAYORENA CENTERS

     The Company opened its first two centers in 1982 and, as of the date of this Annual Report, operates 9 centers in New York. The Company did not add any centers in fiscal 1997. Revenues from classroom fees generated by Company-owned centers were $345,402 in fiscal 1997, representing a decrease from $340,439 classroom fees generated in fiscal 1996.

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

     During the recent years certain of the Company's current franchisees have withheld required royalty payments asserting the Company has failed to provide certain services. The Company estimates that the amounts being withheld are between $10,000 and $15,000. Although management is discussing the accusations with such franchisees in an attempt to resolve the dispute, the Company does not believe that a significant amount of the royalty payments will be collected. Upon the closing of the Asset Sale, the Company's rights under agreements with the franchisees will be transferred to the acquiring entity, including the amounts owed to the Company by the franchisees.

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

     Since its inception, the Company and its franchisees have registered more than 190,000 enrollments in its programs and during the fiscal year ended November 30, 1997, the Company registered approximately 3,000 enrollments in its programs. During its last three sessions (Spring 1997, Fall 1997 and Winter 1997/98) the Company's 9 owned centers averaged an enrollment of approximately 80 children per session. An "enrollment" is one child's participation in one 8 to 13 week session. Children who participate in more than one session per year are counted as more than one "enrollment" during such year. Since September 1991, the Company has experienced a decline in the average number of enrollments per center and believes that such a decline is attributable to the continuing economic downturn in the New York metropolitan area and increased competition. The Company cannot predict how long this decline will continue.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     In August 1993, the Company relocated its executive offices from Roslyn Heights, New York to a 5,000 square foot space in Port Washington, New York that is leased from an unaffiliated landlord. The leased premises are used by the Company for its executive offices, storage and a training facility. The Company's annual rent for such leased premises was $38,000 from December 1995 through September 30, 1996, when the lease expired. The lease was renewed for three years at an annual rental equal to $45,600 from October 1, 1997 through September 30, 1998 and $4,800 from October 1, 1998 through September 30, 1999. The Lease will be assigned to the acquiring entity as part of the Asset Sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In the fourth quarter of the fiscal year ended November 30, 1997 there was no submission of matters to a vote of security holders.

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

     On June 9, 1998, the quoted bid price of the Company's Common Stock was $.001 per share and the asked price was $.05 per share. On the day immediately preceding the Company's public announcement of its intention to proceed with the Asset Sale, the quoted bid price of the Company's Common Stock was $.001 and the asked price was $.05 per share.

     The following tables set forth the high and low closing bid and ask quotations for each fiscal quarter of 1997 and for each fiscal quarter of 1996 and 1995, with respect to the Common Stock and Warrants as reported by NASD and quoted on the NASDAQ Stock Market. The prices shown in the tables reflect inter-dealer prices, and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions. The Company has not paid cash dividends on its Common Stock.

     As of June 9, 1998, there were approximately 94 holders of record and the Company believes that there are in excess of 700 beneficial holders of the Common Stock.

                                          Common Stock,
                                          .001 par value

                                Bid                 Ask
                                ---                 ---

Period                              High    Low               High     Low
                                    ----    ---               ----     ---


1997
------

First Quarter                       .001    .001              .05      .05
(December 1996
through February)

Second Quarter                      .001    .001              .05      .05
(March through May)

Third Quarter                       .001    .001              .05      .05
(June through August)

Fourth Quarter                      .001    .001              .05      .05
(September through


November)


1996
------

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

1995
------

First Quarter                       $.125   $.01              $.5      $.06
(December 1994
through February)

Second Quarter                      $.02    $.01              $.10     $.06
(March through May)

Third Quarter                       $.02    $.01              $.10     $.05
(June through August)

Fourth Quarter                      $.02    $.001             $.05     $.04
(September through
November)



                                      Warrants
                                      --------
                                    Closing Bid              Closing Ask
                                    ------------             -----------

Period                              High         Low           High      Low
                                    ----         ---           ----      ---
1997
------
Not applicable.

1996
------

First Quarter                       $.01         $.001         $.20      $.02
(December 1995
through
February 20, 1996)


1995
------

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

COMPARISON OF FISCAL 1997 AND FISCAL 1996

     During the fiscal year ended November 30, 1997, revenues of discontinued business decreased to $117,866 from $340,439 in fiscal 1996.

     The Company has significantly decreased the number of locations by terminating many locations in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1997, the Company had a working capital deficit of $1,827,395, as compared to $1,718,375 at November 30, 1996. In its operation of the discontinued operations, management has been attempting to reverse this downward trend by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

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

     Following the Asset Sale, the Company intends to seek financing to fund its operations going forward and to seek to acquire or merge with another operating business. There can be no assurance that the Company will be successful in its efforts. Without such additional capital or an acquisition or merger, it is unlikely the Company will be able to fund its operations after the Asset Sale.

ITEM 7.  FINANCIAL STATEMENTS

         See attached.

[Remainder of page intentionally left blank.]

                                 PLAYORENA, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page

Auditor's report on financial statements........................................................................F-2

Balance sheet as of November 30, 1997...........................................................................F-3

Statements of operations for the years
   ended November 30, 1997 and 1996.............................................................................F-4

Statement of changes in shareholders'
   equity (deficiency) for the years ended
   November 30, 1997 and 1996...................................................................................F-5

Statements of cash flows for the years
   ended November 30, 1997 and 1996.............................................................................F-6

Notes to financial statements...................................................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Playorena, Inc.

     We have audited the accompanying balance sheet of Playorena, Inc. as of November 30, 1997, and the related statements of operations, shareholders' deficiency and cash flows for the years ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Playorena, Inc. as of November 30, 1997, and the results of its operations and cash flows for the years ended November 30, 1997 and 1996, in conformity with generally accepted accounting principles.

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

                                           /s/ Feldman Sherb Ehrlich & Co., P.C.
                                           Feldman Sherb Ehrlich & Co., P.C.
                                           (Formely Feldman Radin & Co., P.C.)
                                           Certified Public Accountants

New York, New York
May 31, 1998

                                 PLAYORENA INC.

                                  BALANCE SHEET

                                NOVEMBER 30, 1997


                                     ASSETS


                                                                                                         $         -
                                                                                                           ----------------
                                                                                                           ----------------


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

       CURRENT LIABILITIES:
                Notes payable                                                                            $         875,333
                Liabilities of discontinued operations                                                             496,582
                Accrued expenses                                                                                   455,480
                                                                                                           ----------------
                     TOTAL CURRENT LIABILITIES                                                                   1,827,395

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDERS' EQUITY (DEFICIENCY):
                Common stock, $ .001 par value;
                     15,000,000 shares authorized,
                     12,762,910 shares issued and outstanding                                                       12,763
                Additional paid-in-capital                                                                       4,130,283
                Accumulated deficit                                                                             (5,970,441)
                                                                                                           ----------------
                     TOTAL SHAREHOLDERS' DEFICIENCY                                                             (1,827,395)
                                                                                                           ----------------
                                                                                                         $          -
                                                                                                           ----------------
                                                                                                           ----------------

                       See Notes to Financial Statements.

                                 PLAYORENA INC.

                             STATEMENT OF OPERATIONS


                                                                                 Years ended November 30,
                                                                     -------------------------------------------------
                                                                             1997                        1996
                                                                     ----------------------      ---------------------


EXPENSES:
         General and administrative                                $                27,241     $               51,301
         Non-cash stock compensation                                                     -                     45,000
         Interest expense                                                           87,536                     91,704
                                                                     ----------------------      ---------------------
          TOTAL EXPENSES                                                           114,777                    188,005
                                                                     ----------------------      ---------------------

LOSS FROM CONTINUING OPERATIONS                                                   (114,777)                  (188,005)
                                                                     ----------------------      ---------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
         Income (Loss) from discontinued operations                                  5,756                   -
         Income (Loss) on disposal                                              -                            (184,653)
                                                                     ----------------------      ---------------------

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                     5,756                   (184,653)
                                                                     ----------------------      ---------------------

NET LOSS                                                           $              (109,021)    $             (372,658)
                                                                     ----------------------      ---------------------
                                                                     ----------------------      ---------------------

NET LOSS PER SHARE:
         Continuing operations                                     $                 (0.01)    $                (0.02)
         Discontinued operations                                                -                               (0.06)
                                                                     ----------------------      ---------------------

NET LOSS PER SHARE                                                 $                 (0.01)    $                (0.08)
                                                                     ----------------------      ---------------------
                                                                     ----------------------      ---------------------

WEIGHTED AVERAGE SHARES USED IN COMPUTATION                                     12,762,910                  9,762,910
                                                                     ----------------------      ---------------------
                                                                     ----------------------      ---------------------


                       See Notes to Financial Statements.

                                 PLAYORENA INC.

           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)


                                            Common Stock
                                 -----------------------------------       Additional           Accumulated
                                     Shares             Amount           Paid-in Capital          Deficit             Total
                                 -----------------------------------   --------------------   ----------------   ----------------

Balance, November 30, 1995            8,262,910               8,263              4,089,783         (5,488,762)        (1,390,716)

Stock issued for services             4,500,000               4,500                 40,500           -                    45,000

Net loss                               -                   -                    -                    (372,658)          (372,658)
                                 ---------------    ----------------   --------------------   ----------------   ----------------

Balance , November 30, 1996          12,762,910              12,763              4,130,283         (5,861,420)        (1,718,374)

Net loss                               -                   -                    -                    (109,021)          (109,021)
                                 ---------------    ----------------   --------------------   ----------------   ----------------

Balance , November 30, 1997    $     12,762,910   $          12,763  $           4,130,283  $      (5,970,441) $      (1,827,395)
                                 ---------------    ----------------   --------------------   ----------------   ----------------
                                 ---------------    ----------------   --------------------   ----------------   ----------------


                       See Notes to Financial Statements.

                                 PLAYORENA INC.

                             STATEMENT OF CASH FLOWS



                                                                                         Years Ended November 30,
                                                                             -------------------------------------------------
                                                                                     1997                        1996
                                                                             ---------------------       ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $             (109,021)     $             (372,658)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                                              -                               61,292
            Non-cash stock compensation                                                -                               45,000
            Gain (loss) on sale of equipment                                           -                              (84,079)
     Change in operating assets and liabilities                                           109,021                     271,037
                                                                             ---------------------       ---------------------

CASH USED IN OPERATING ACTIVITIES                                                       -                             (79,408)
                                                                             ---------------------       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of equipment                                                -                              84,079
                                                                             ---------------------       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    -                              84,079
                                                                             ---------------------       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) debt financing                                        -                              (6,000)
     Decrease of capital lease obligations                                              -                           -
                                                                             ---------------------       ---------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                   -                              (6,000)
                                                                             ---------------------       ---------------------

NET INCREASE (DECREASE) IN CASH                                                         -                              (1,329)

CASH AT BEGINNING OF YEAR                                                               -                               1,329
                                                                             ---------------------       ---------------------

CASH AT END OF YEAR                                                        $            -               $          -
                                                                             ---------------------       ---------------------
                                                                             ---------------------       ---------------------

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                          $            -               $               2,489
                                                                             ---------------------       ---------------------
                                                                             ---------------------       ---------------------







                       See Notes to Financial Statements.

                                 PLAYORENA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997


1.       DISCONTINUED OPERATIONS

         Playorena, Inc. (the "Company") was incorporated on December 4, 1981, under the laws of the State of New York. The Company formely operated recreational play and exercise programs specifically designed for children between three months and four years of age. During the fiscal year ended 11/30/97, the Company discontinued those operations.

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

         The Agreement specifically provides that the Company shall retain "all claims for tax refunds, tax loss carry forwards or carrybacks of tax credits or any kind" applicable to the Company's business prior to the closing of the Asset Sale. Without future profits by the Company, such tax losses are of limited or no value. The Agreement further specifies that the following liabilities will not be assumed by the acquiring entity:

                  (i) loans owed to certain affiliates of the Company, including Mr. Rubin, in the aggregate principal amount of $875,333 plus accrued interest, estimated at $296,956 at November 30, 1997;

                  (ii) liabilities owed to certain legal and accounting professionals who have provided services to the Company, plus sundry other liabilities, all aggregating approximately $158,524 at November 30, 1997;

                  (iii) claims made against the Company by shareholders of the Company;

                  (iv) all liabilities and obligations of the Company arising after the closing of the Asset Sale.

         Based upon the proposed structure of the transaction set forth in the Agreement, immediately following the closing of the Asset Sale the Company will have no assets or business but will retain estimated liabilities of $952,062 plus possible liabilities with respect to certain heretofore unasserted claims against the Company. In light of the fact that subsequent to the closing the Company will not have any business or assets with which to generate revenue, the Company will not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. The Company does not presently have any such plans and there can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such business should be offered to the Company, any such transaction is likely to result in immediate and substantial dilution to the present shareholders of the Company.

         On February 7, 1997, a meeting was held at which the Agreement was approved by the vote of the Company's shareholders.

         The Company has written off all the remaining assets of the discontinued business, consisting mainly of the undepreciated cost of play equipment, at November 30, 1996. Such write off totaled approximately $131,000 and is included with the loss on disposal of the discontinued operations. Liabilities of the discontinued business consist of accounts payable and accrued expenses aggregating $496,583. The Company will remain contingently liable to the extent that assumed liabilities are not satisfied. In this regard, the Company has not recognized any gain at November 30, 1997 for the impending assumption of these liabilities.

         Revenues of the discontinued business were $117,866 and $340,439 in the fiscal years ended November 30, 1997 and 1996, respectively.

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

                  There was negative working capital of $1,827,395 at November 30, 1997.

                  Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

         (b) Earnings (Loss) Per Share - The computation of earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period.

         (c) Accounting Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

         (d) Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company has adopted the pro forma disclosure requirements of this statement. Such adoption did not have a material effect on the financial statements.

3.       ACCRUED EXPENSES

         Following is a summary at November 30, 1997:


Interest                                                                $             296,956
Other                                                                                 158,524
                                                                             ----------------
                                                                        $             455,480
                                                                             ----------------
                                                                             ----------------

4.       NOTES PAYABLE

         Following is a summary of the balance of notes payable at November 30, 1997:


a.  Environmental Resources and Disposal, Ltd.                           $               10,000
b.  Private Placement                                                                   250,000
c.  Robert M. Rubin                                                                     200,000
d.  Revolving line of credit                                                            275,000
e.  Bridge loans                                                                        140,333
                                                                              -----------------
                                                                         $              875,333
                                                                              -----------------
                                                                              -----------------

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

         c. On January 19, 1994 the Company entered into an agreement with Mr. Robert M. Rubin, a stockholder/director of the Company, under which Mr. Rubin loaned the Company $200,000 in exchange for a promissory note, with interest at 10% per annum payable monthly, and 200,000 shares of the Company's common stock. In addition, the Company must accelerate the repayment of principal at any time at which the cash balance of the Company exceeds a certain dollar amount over a certain time period. The promissory note, which was due on September 30, 1995, and is secured by a general lien in all of the assets of the Company. The Company is currently in default of this note.

         d. On November 18, 1994, the Company entered into a preliminary agreement with the following stockholders: Mr. Rubin, Mr. Lawrence
              E. Kaplan (also a director) and Stanley Kaplan (the "Investors") regarding $270,000 that had previously been advanced to the Company. The investors agreed to lend to the Company up to $275,000 inclusive of previous advances. Interest is payable at the rate of 10% per annum, with principal and interest due on September 30, 1995. The Company is currently in default of these loans.

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

5.       INCOME TAXES

         The Company has available net operating loss carry forwards for federal income tax purposes of approximately $5,700,000 that expire from 1998 through 2011. In addition, the Company has investment tax credit carry forwards of approximately $16,000 that expire in 1998. The Company has applied a valuation allowance, eliminating entirely only tax benefits or tax assets that may arise from these favorable tax attributes.

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

         At November 30, 1995, there were options to purchase 200,000 shares of common stock remaining, which are fully vested and have an exercise price of $.8938 per share, expiring March 7, 1996. The remaining options were canceled and no options have been exercised to date.

         On January 31, 1994, the Board of Directors authorized the grant of options to purchase an aggregate of 362,500 shares of common stock under the plan as follows: Fred Jaroslow-100,000 shares, Michael Astor-131,250 shares, and Susan Astor-131,250 shares. Such options will vest on December 31, 1996. As of November 30, 1997, the options had not been issued.

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

10.      COMMITMENTS AND CONTINGENCIES

         As a condition to Mr. Rubin's agreement to make a previously described loan to the Company, on April 13, 1994 the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Kids 'N Things, Inc., a newly formed Delaware corporation wholly-owned by Mr.. Rubin, Bernard Tessler and Jerome Feldman for the sole purpose of facilitating the merger.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     OFFICERS AND DIRECTORS

     The present executive officers and directors of the Company, and nominees for election to the Board of Directors of the Company, as of July 30, 1996 are as follows:

                                                                     Year First
    Name                   Age       Position                          Elected
------------              ----      ----------------------           ----------
Susan Astor                49       President and Director             1981
Michael Astor              53       Vice President, Chief              1983
                                    Operating Officer, Chief
                                    Financial Officer, Treasurer
                                    and Director

Lawrence E. Kaplan         55       Nominee (Director)                 N/A
Robert Rubin               58       Nominee (Director)                 N/A
Alfred Romano              60       Nominee (Director)                 N/A


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

     ROBERT M. RUBIN. Robert M. Rubin became a director of the Company in October 1994 as a condition of the Letter Agreement and resigned as a director on March 27, 1995. Between October, 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of American United Global, Inc. ("AUG") and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of AUG and its subsidiaries. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI, now known as Olsten Corporation ("Olsten"), until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is Chairman of the Board, Chief Executive Officer and a stockholder of ERD Waste Technology, Inc. ("ERD"), a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under the provisions of Chapter 11 of the federal bankruptcy act. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also a minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics. Mr. Rubin is also the Chairman of the Board of both Western Power and Equipment Corp. and IDF International, Inc. Mr. Rubin is also a director and a minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems; Diplomatic Corporation, a public company engaged in the manufacture and distribution of baby products; and Medi-Merg, Inc., a Canadian management company for hospital emergency rooms and out-patient facilities.

     ALFRED ROMANO. Alfred Romano, a nominee to become a director, has been the President, director and sole shareholder of Pope Liquors, Inc. since 1964. Pope Liquors operates a store engaged in the retail sale of alcoholic beverages.

     During the fiscal year ended November 30, 1997, the Board of Directors held no meetings. Directors do not receive compensation for their services in such capacity. The Board of Directors does not presently have committees.

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

    NAME                            OFFICE
   ------                           -------
    Robert M. Rubin                 Chairman of the Board

    Lawrence E. Kaplan              President

    Alfred Romano                   Secretary


     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company was not furnished with copies of Form 5 (Annual Statement of Beneficial Ownership of Securities) by any officer, director or beneficial owner of more than ten percent of any class of equity securities of the Company subsequent to its fiscal year ended November 30, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

ANNUAL COMPENSATION

     The following table sets forth the cash compensation in each of the last three completed fiscal years to the Company's then Chief Executive Officer. Mr. Jaroslow resigned as an officer and director of the Company effective March 27, 1995. Since Mr. Jaroslow's resignation, the Board of Directors of the Company has not elected a successor Chief Executive Officer. While Susan Astor was the President and Michael Astor was the Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company at November 30, 1995, the table below omits information as to their compensation, because neither officer received a total annual salary and bonus for 1997 in excess of $100,000.

                              SUMMARY COMPENSATION TABLE
                                 ANNUAL COMPENSATION

                                                     Other
Name and                                             Annual            Other
Principal Position   Year          Salary            Comp              Compensation
------------------   ----          ------           -------           -------------
Fred Jaroslow,       1995           --               --                --
Former
Chairman, Chief
Executive Officer,
Executive Vice
President and
Secretary*

-----------------

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

AGGREGATE OPTION EXERCISES

     The following table shows stock options exercised by executive officers during 1997, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of November 30, 1997. Values for the options are not reported because none of the exercisable options are "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of Company common stock.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                              No. of Shares Covered
                                 by Unexercised
                                   Options at
                                    11/30/97


Name              Shares Acquired           Value
Exercisable(2)    on Exercise               Realized          Exercisable(1)               Not
--------------    ---------------           --------          --------------              -----
Fred Jaroslow        ---                       ---            100,000(3)                100,000(3)
Susan Astor          ---                       ---            50,000 (3)                131,250(3)
Michael Astor        ---                       ---            50,000 (3)                131,250(3)

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

EMPLOYMENT AGREEMENTS

     In December 1988, the Company entered into separate five-year employment agreements with each of Fred Jaroslow, Susan Astor and Michael Astor which became effective upon the closing of the Initial Public Offering in March 1990. Pursuant to agreements dated October 22, 1993, the employment agreements of Michael Astor and Susan Astor were amended to provide that employment shall continue until December 31, 1996. The terms of such agreements are renewable for one-year periods subject to the approval of the Board of Directors of the Company. During the first two years of their agreements, the officers were entitled to receive salaries at a combined rate of $245,000 and each received ten percent increases during the third year. Thereafter, their salaries were to be negotiated, in good faith, with the Board of Directors (with all three officers abstaining from any vote by the Board). All of such employment agreements provide for payments to the respective officers upon the termination of their employment by the Company without cause. While such officers are not currently receiving salaries at the rates provided in the employment agreements, to the extent not paid, Mr. and Mrs. Astor's salaries are currently being accrued. Mr. Jaroslow has agreed to waive his unpaid salary and accrued vacation as of November 30, 1994. Mr. and Mrs. Astor have agreed to waive accrued vacation as of November 30, 1997. Such employment agreements will terminate upon the closing of the Asset Sale and, to the extent not paid prior to the closing, all accrued salaries and vacations shall be waived.

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

     Pursuant to the terms of the Letter Agreement (as defined in "Description of Business Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"), the Company agreed to enter into a consulting agreement with Bernard Tessler to be effective January 1, 1995 pursuant to which Mr. Tessler shall provide consulting services to the Company encompassing 75% of his full working time through February 28, 1995 and 20% of his full working time through December 31, 1997. In consideration therefore, the Company agreed to pay Mr. Tessler at the rate of $75,000 per annum for the period from January 1, 1995 through February 28, 1995 and $25,000 per annum for the period from March 1, 1995 through December 31, 1997. Pursuant to the terms of the Second Letter Agreement (as defined in "Description of Business Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"), Mr. Tessler agreed among other things, to release the Company from all payment obligations arising under this consulting agreement in consideration for a payment of $6,200.00.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 9, 1998, the beneficial ownership of Common Stock by (i) each of the Company's directors and officers, (ii) all directors and officers as a group (which ownership constitutes in the aggregate approximately 48.8% of the outstanding Common Stock) and (iii) by unaffiliated individuals who beneficially hold in the aggregate more than five percent of the Common Stock.

                                    Amount and Nature                  Percentage of
                                    of Beneficial                      Common Stock
Name and Address                    Ownership(1)(2)                    Outstanding
----------------                    ---------------                    -----------
Susan Astor                         543,400(2)(3)                      4.3%
22 Manhasset Avenue
Port Washington, NY 11050

Michael Astor                       498,400(2)(3)                      3.9%
22 Manhasset Avenue
Port Washington, NY 11050

Fred Jaroslow                       1,178,888(2)                       9.2%
22 Manhasset Avenue
Port Washington, NY 11050

Lawrence E. Kaplan(4)               1,094,444                          8.6%
150 Motor Parkway
Suite 311
Hauppauge, NY 11788

Robert M. Rubin(4)                  2,723,334                          21.3%
6060 Kings Gate Circle
Delray Beach, Florida 33484

Alan Goldberg                       643,638                            5.0%
170 Fifth Avenue, 6th Flr.
New York, New York 10010

Andrew Kaplan                       1,083,333                          8.5%
150 Motor Parkway
Suite 311
Hauppauge, NY 11788

Mark Levine                         643,638                            5.0%
170 Fifth Avenue, 6th Flr.
New York, New York 10010

Bernard Tessler                     750,000                            5.9%
22 Manhasset Avenue
Port Washington, NY 11050

Alfred Romano(4)                    11,111                             *
4 Wagon Wheel Road
Dix Hills, NY 11746

All directors and officers          1,041,800                          8.2%
as a group (only including
Mr. and Mrs. Astor)

--------------------
*Represents less than a 1% interest

(1) A person is considered to be the "beneficial owner" of any securities with respect to which he has or shares, directly or indirectly, or has the right to acquire within 60 days, (1) voting power, which includes the power to vote, or to direct the voting of, such security and/or (2) investment power, which includes the power to dispose, or to direct the disposition of, such security. Each person has both voting and investment power and considers himself to be the beneficial owner of the securities shown following his name except as otherwise indicated. Except as otherwise indicated, the beneficial owners listed here have sole voting and investment power, subject to community property laws where applicable, as to all of the shares listed as beneficially owned by them. As of May 1, 1998, there were 12,762,910 shares of Common Stock outstanding.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the terms of the Letter Agreement dated November 18, 1994 among the Company and each of Michael Astor, Susan Astor, Bernard Tessler and Fred Jaroslow (then directors of the Company), in their individual capacities, and Lawrence E. Kaplan, Stanley Kaplan and Mr. Rubin (see "Recent Events -- Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"), the Company agreed to: (i) cause the Board of Directors of each of the Company and Kids 'N Things to terminate the Reorganization Agreement (see "Recent Events -- Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"); (ii) issue 1,500,000 shares of common stock to Bernard Tessler in consideration of the payment of $2,000 and past services rendered to the Company; (iii) elect each of Messrs. Lawrence E. Kaplan, Rubin and Andrew Kaplan (the son of Stanley Kaplan) to fill three vacancies on the Board of Directors caused by the resignations of Messrs. Tessler, Baird and Horvitz; (iv) issue an aggregate of 100,000 shares of common stock to Jerry Feldman in consideration of the payment of $100 and past services rendered to the Company, (v) issue an aggregate of 3,250,000 shares of Common Stock to Messrs. Andrew Kaplan (as Stanley Kaplan's designee), Lawrence E. Kaplan and Rubin in consideration of the payment of an aggregate of $4,200 in past financial consulting services rendered and the joint and several agreement among the Investors to make available to the Company a $275,000 Line of Credit (see "Recent Events -- Termination of Plan of Reorganization, Issuance of Shares and Line of Credit"); and (vi) issue 400,000 shares of common stock to Mr. Rubin in consideration of the payment of $400 and his agreement to waive any and all defaults by Playorena to make current interest payments through the maturity date arising under the Note. The 5,250,000 shares of Common Stock to be issued to Mr. Tessler pursuant to the Letter Agreement were reduced by 750,000 shares pursuant to a subsequent letter agreement between the Company and Mr. Tessler dated April 10, 1995 (the "Second Letter Agreement"), wherein Mr. Tessler agreed, among other things, to reduce the total number of shares of Common Stock to be issued to him from 1,500,000 to 750,000. The total number of shares now required to be issued pursuant to the Letter Agreement is 4,500,000 (prior to the reverse stock split). These shares were issued in September, 1996.

     The Letter Agreement establishing the Line of Credit provides that the outstanding principal amount drawn down shall bear interest at the rate of 10% per annum, with principal and interest due at the earlier of the closing of any debt or equity offering of the Company's securities, the gross proceeds of which is not less than $1,500,000, or September 30, 1995. To date, the Company has borrowed the maximum amount available under the Line of Credit ($275,000). The Line of Credit was not repaid and the Company does not at the present time have the resources to repay the Line of Credit. Pursuant to the terms of the Letter Agreement, the Company and Mr. Tessler agreed to terminate the Management Agreement, thereby relieving the Company of any future obligation to issue any shares thereunder. Mr. Tessler and the Company further agreed to enter into a Consulting Agreement effective January 1, 1995, pursuant to which Mr. Tessler agreed to provide consulting services during 75% of his full working time for a fee of $75,000 per annum through February 28, 1995 and to provide consulting services during 20% of his full working time for a fee of $25,000 per annum from March 1, 1995 through December 31, 1997. Under the terms of the Second Letter Agreement, Mr. Tessler agreed, among other things, to release the Company from all payment obligations arising under the Consulting Agreement in consideration for a payment of $6,200. In February and March 1995, the Company received loans in the aggregate amount of $143,333 from three directors of the Company and the father of a principal shareholder of the Company: (i) Lawrence E. Kaplan -- $20,426; (ii) Stanley Kaplan (the father of Andrew Kaplan) -- $20,417; (iii) Fred Jaroslow -- $40,500; and (iv) Robert Rubin -- $62,000. The lenders have agreed to accept an aggregate of 3,278,890 (163,945 shares subsequent to the reverse stock split) shares of Common Stock as payment in full for such loans. Such shares will be issued simultaneously upon receipt of the shares to be delivered by Mr. and Mrs. Astor to the purchaser of the assets of the Company pursuant to the Asset Sale Agreement. See "Description of Business -- Additional Loans from Affiliates of the Company".

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

          10.8 Form of Agreement and Plan of Reorganization between the Company and Kids 'N Things Inc. (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

          10.9 Management Agreement, dated November 9, 1993 between the Company and Bernard Tessler (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

          10.9(a) Amendment to Management Agreement, dated January 20, 1994 between the Company and Bernard Tessler (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/93)

          10.10 Letter Agreement dated November 18, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/94).

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

                                          PLAYORENA INC.

Dated:   June     , 1998

                                          By:
                                          Michael Astor, Vice President, Chief
                                          Operating Officer, Chief Financial
                                          Officer and Treasurer (as both a
                                          duly authorized officer of the
                                          registrant and the principal financial
                                          officer or chief accounting officer of
                                          the registrant)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date
----------                          ------                   ------
                                    President                 June        , 1998
Susan Astor                         and Director

                                    Director                  June        , 1998
Michael Astor

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLAYORENA INC.

Dated:   June 20, 1998

                                          By: /s/ Michael Astor
                                          Michael Astor, Vice President, Chief
                                          Operating Officer, Chief Financial
                                          Officer and Treasurer (as both a duly
                                          authorized officer of the registrant
                                          and the principal financial officer or
                                          chief accounting officer of the
                                          registrant)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date
----------                          ------                    -----
/s/ Susan Astor                     President                 June 20, 1998
----------------                                                   ---
Susan Astor                         and Director

/s/ Michael Astor                   Director                  June 20, 1998
-----------------                                                  ---

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