Form 10QSB
period 1998-02-28
PLAYORENA INC
filed 1998-08-24
CIK 852766

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended February 28, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................... to ........................

                         Commission File number 0-18412

                                 PLAYORENA INC.
                 (Name of small business issuer in its charter)

         New York                                                                       11-2602120
         (State or other jurisdiction of                                                (I.R.S. Employer
         incorporation or organization)                                                 Identification No.)

         150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, NY                         11788
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,762,910 shares of Common Stock, par value $.001 , outstanding as of August 15, 1998.

                  DOCUMENTS INCORPORATED BY REFERENCE:      NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                 PLAYORENA, INC.

                     For the Quarter ended February 28, 1998

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:



                          PART I- FINANCIAL INFORMATION



                                                                                                         Page of
                                                                                                         Form 10-QSB
                                                                                                         -----------
Item 1.  Financial Statements:
         Balance Sheet/Liabilities and Shareholder's Equity -- February 28, 1998 (unaudited)                 3
         Statement of Operations for the three months ended February 28, 1998, and 1997 (unaudited)          4
         Statement of Cash Flows for the three months ended February 28, 1998, and 1997 (unaudited)          5
         Notes to Financial Statements                                                                       6

Item 2.  Management's Discussion and Analysis or Plan of Operation                                           7

--------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                 PLAYORENA INC.

                                 BALANCE SHEET

                               FEBRUARY 28, 1998

                                  (UNAUDITED)


                                ASSETS


                                                                  $ -
                                                                  --
                                                                  --


                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
        Notes payable                                             $ 875,333
        Liabilities of discontinued operations                      496,582
        Accrued expenses                                            482,364
                                                                    -------
                TOTAL CURRENT LIABILITIES                         1,854,279

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
        Common stock, $ .001 par value;
                15,000,000 shares authorized,
                12,762,910 shares issued and outstanding             12,763
        Additional paid-in-capital                                4,130,283
        Accumulated deficit                                      (5,997,325)
                                                                 ----------
                TOTAL SHAREHOLDERS' DEFICIENCY                   (1,854,279)
                                                                 ----------

                                                                 $ -
                                                                 ----------
                                                                 ----------

                                 PLAYORENA INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)


                                                Three months ended
                                         ------------------------------------
                                         February 28,            February 28,
                                             1998                    1997
                                         ---------------     ----------------

EXPENSES:
        General and administrative            $      5,000    $      4,288
        Interest expense                            21,884          21,884
                                              ------------    ------------
                TOTAL EXPENSES                      26,884          26,172
                                              ------------    ------------

LOSS FROM CONTINUING OPERATIONS                    (26,884)        (26,172)
                                              ------------    ------------

LOSS FROM DISCONTINUED OPERATIONS                     --           (11,762)
                                              ------------    ------------

NET LOSS                                      $    (26,884)   $    (37,934)
                                              ------------    ------------
                                              ------------    ------------

NET LOSS PER SHARE:
        Continuing operations                 $      (0.00)   $      (0.00)
        Discontinued operations                       --             (0.00)
                                              ------------    ------------

NET LOSS PER SHARE                            $      (0.00)   $      (0.00)
                                              ------------    ------------
                                              ------------    ------------

WEIGHTED AVERAGE SHARES USED IN COMPUTATION     12,762,910      10,887,910
                                              ------------    ------------
                                              ------------    ------------


Seen notes to financial statements.

                                 PLAYORENA INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                        Three months ended
                                              --------------------------------------
                                                   February 28,     February 28,
                                                      1998              1997


CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                           $(26,884)   $(37,934)
        Adjustments to reconcile net loss to net cash
                used by operating activities:
                        Depreciation and amortization
                        Non-cash stock compensation            --        45,000
                        Gain (loss) on sale of equipment       --        (2,900)
        Change in operating assets and liabilities           26,884      42,166
                                                           ---------   ---------

CASH USED IN OPERATING ACTIVITIES                              --        46,332
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisitions of property and equipment                 --          --
        Proceeds from the sale of equipment                    --         2,900
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES                           --         2,900
                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from (repayment of) debt financing            --          --
        Decrease of capital lease obligations                  --          --
        Proceeds from officers                                 --          --
        Cash overdraft                                         --       (49,232)
                                                           ---------   ---------

CASH PROVIDED BY FINANCING ACTIVITIES                          --       (49,232)
                                                           ---------   ---------

NET INCREASE (DECREASE) IN CASH                                --          --

CASH AT BEGINNING OF PERIOD                                    --          --
                                                           ---------   ---------
CASH AT END OF PERIOD                                      $   --      $   --
                                                           ---------   ---------
                                                           ---------   ---------


See notes to financial statements.

                                 PLAYORENA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED FEBRUARY 28, 1998

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

3.       ASSET SALE

                  The Company consummated the sale of its discontinued business in July 1998.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS -
COMPARISON OF QUARTERS ENDED FEBRUARY 1998 AND FEBRUARY 1997

         During the quarter ended February 28, 1998, revenues of discontinued business decreased to $0 from $118,072 in quarter ended February 28, 1997.

         The Company stopped operating its discontinued business in fiscal year ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1998, the Company had a working capital deficit of $1,854,279 compared to $1,827,395 at November 30, 1997. In its operation of the discontinued operations, management has been attempting to reverse this downward trend by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

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


Item 2.           Changes in Securities.  None.


Item 3.           Defaults Upon Senior Securities.  None.


Item 4.           Submission of Matters to a Vote of Security Holders.  None.


Item 5. Other Information. The Company consummated the sale of assets pursuant to the Asset Purchase Agreement in July 1998.

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


Date: August 15, 1998                       PLAYORENA, INC.



                                            By: /s/ Lawrence Kaplan
                                                ------------------------
                                                Lawrence Kaplan, President and
                                                Secretary

                                  EXHIBIT INDEX


27.1     Financial Data Schedule