Form 10-Q
period 1998-05-31
PLAYORENA INC
filed 1998-08-24
CIK 852766

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended May 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from.......... to ............

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

         150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, NY 11788
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes       No X .
                                                              ---     ---

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

                       For the Quarter ended May 31, 1998

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                          PART I- FINANCIAL INFORMATION


                                                                                                      Page of
                                                                                                      Form 10-QSB
                                                                                                      -----------
Item 1.  Financial Statements:
         Balance Sheet/Liabilities and Shareholder's Equity -- May 31, 1998(unaudited)                 3
         Statement of Operations for the three and six months ended May 31, 1998, 1997(unaudited)      4
         Statement of Cash Flows for the six months ended May 31, 1998, 1997(unaudited)                5
         Notes to Financial Statements                                                                 6

Item 2.  Management's Discussion and Analysis or Plan of Operation                                     7

------------------------------------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                 PLAYORENA INC.
                                 --------------

                                  BALANCE SHEET
                                  -------------

                                  MAY 31, 1998
                                  ------------

                                   (UNAUDITED)



                                     ASSETS

             Cash                                                      --
                                                                -----------

             TOTAL ASSETS                                       $      --
                                                                -----------
                                                                -----------


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

    CURRENT LIABILITIES:
         Notes payable                                          $   875,333
         Liabilities of discontinued operations                     496,582
         Accrued expenses                                           509,248
                                                                -----------
             TOTAL CURRENT LIABILITIES                            1,881,163

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY (DEFICIENCY):
         Common stock, $ .001 par value;
             15,000,000 shares authorized,
             12,762,910 shares issued and outstanding                12,763
         Additional paid-in-capital                               4,130,283
         Accumulated deficit                                     (6,024,209)
                                                                -----------
             TOTAL SHAREHOLDERS' DEFICIENCY                      (1,881,163)
                                                                -----------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $      --
                                                                -----------
                                                                -----------




                       See notes to financial statements.

                                 PLAYORENA INC.
                                 --------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                                   (UNAUDITED)


                                                                Three months ended                    Six months ended
                                                        ---------------------------------     ---------------------------------
                                                            May 31,            May 31,            May 31,           May 31,
                                                             1998               1997               1998              1997
                                                        --------------     --------------     --------------     --------------


    EXPENSES:
      General and administrative                        $        5,000     $        1,080             10,000     $        5,368
      Interest Expense                                          21,884             21,884             43,768             43,768
                                                        --------------     --------------     --------------     --------------
        TOTAL EXPENSES                                          26,884             22,964             53,768             49,136
                                                        --------------     --------------     --------------     --------------

    INCOME (LOSS) FROM CONTINUING OPERATIONS                   (26,884)           (22,964)           (53,768)           (49,136)
                                                        --------------     --------------     --------------     --------------

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS                    --               24,279               --               12,517
                                                        --------------     --------------     --------------     --------------

    NET INCOME (LOSS)                                   $      (26,884)    $        1,315            (53,768)    $      (36,619)
                                                        --------------     --------------     --------------     --------------
                                                        --------------     --------------     --------------     --------------

    NET INCOME (LOSS) PER SHARE:
      Continuing operations                             $        (0.00)    $        (0.00)             (0.00)    $        (0.00)
      Discontinued operations                                     --                 0.00               --                 0.00
                                                        --------------     --------------     --------------     --------------

    NET INCOME (LOSS) PER SHARE                         $        (0.00)    $         0.00              (0.00)    $        (0.00)
                                                        --------------     --------------     --------------     --------------
                                                        --------------     --------------     --------------     --------------

    WEIGHTED AVERAGE SHARES USED IN COMPUTATION             12,762,910         12,012,910         12,762,910         12,012,910
                                                        --------------     --------------     --------------     --------------
                                                        --------------     --------------     --------------     --------------




                       See notes to financial statements.

                                 PLAYORENA INC.
                                 --------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                   (UNAUDITED)

                                                                 Six months ended
                                                           -----------------------------
                                                              May 31,          May 31,
                                                               1998             1997
                                                           ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net gain (loss)                                          $   (53,768)     $  (36,619)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                --               --
      Non-cash stock compensation                                  --            45,000
      Gain (loss) on sale of equipment                             --            (2,900)
  Change in operating assets and liabilities                    53,768           40,851
                                                           -----------      -----------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    --            46,332
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of equipment                              --             2,900
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES                               --             2,900
                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                                   --           (49,232)
                                                           -----------      -----------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    --           (49,232)
                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH                                    --               --

CASH AT BEGINNING OF PERIOD                                        --               --
                                                           -----------      -----------

CASH AT END OF PERIOD                                      $       --       $       --
                                                           -----------      -----------
                                                           -----------      -----------



                       See notes to financial statements.

                                 PLAYORENA, INC.
                                 ---------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                          SIX MONTHS ENDED MAY 31, 1998
                          -----------------------------

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

RESULTS OF OPERATIONS -
COMPARISON OF QUARTERS ENDED MAY 1998 AND MAY 1997

         During the six months ended May 31, 1998, revenues of discontinued business decreased to $0 from $235,938 in six months ended May 31, 1997.

         The Company stopped operating its discontinued business in fiscal year ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1998, the Company had a working capital deficit of $1,881,163 compared to $1,827,395 at November 30, 1997. In its operation of the discontinued operations, management has been attempting to reverse this downward trend by significantly decreasing the number of Company owned centers in operation, implementing staff reductions and seeking additional capital for the placement of Playorena programs in alternative outlets.

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


Item 2.           Changes in Securities.  None.


Item 3.           Defaults Upon Senior Securities.  None.


Item 4.           Submission of Matters to a Vote of Security Holders.  None.


Item 5.           Other Information.    The Company consummated the sale of
                  assets pursuant to the Asset Purchase Agreement in July 1998.

Item 6.           (A) Exhibits

                  Exhibit No.       Description
                  -----------       -----------
                  27.1              Financial Data Schedule


                  (B)  Reports on Form 8-K.  None.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 15, 1998                         PLAYORENA, INC.



                                              By: /s/ Lawrence Kaplan
                                                  --------------------------
                                                  Lawrence Kaplan, President and
                                                  Secretary

                                  EXHIBIT INDEX


27.1     Financial Data Schedule