Form 10QSB
period 1998-08-31
PLAYORENA INC
filed 1998-10-20
CIK 852766

U .S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended August 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from...................... to ......................

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,466,824 shares of Common Stock, par value $.001, outstanding as of September 30, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                 PLAYORENA, INC.

                      For the Quarter ended August 31, 1998

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION


                                                                                                     Page of
                                                                                                   Form 10-QSB
Item 1.  Financial Statements:
         Balance Sheet -- August 31, 1998(unaudited)                                                      3
         Statement of Operations for the three months and nine months ended August 31, 1998,
           and 1997(unaudited)                                                                            4
         Statement of Cash Flows for the nine months ended August 31, 1998, and 1997(unaudited)           5
         Notes to Financial Statements                                                                    6

Item 2.  Management's Discussion and Analysis or Plan of Operation                                        7

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                 BALANCE SHEET
                                AUGUST 31, 1998
                                  (UNAUDITED)
                                     ASSETS


CURRENT ASSETS:
Cash                                                                 $    3,879
                                                                     ----------
    TOTAL ASSETS                                                     $    3,879
                                                                     ==========


              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Notes payable                                                   $  725,333
     Net liabilities of discontinued operations                          66,226
     Accrued expenses                                                   471,759
     Officer's advances                                                  36,176
                                                                     ----------
         TOTAL CURRENT LIABILITIES                                    1,299,494

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
     Common stock, $ .001 par value;
         15,000,000 shares authorized,
         1,466,824 shares issued and outstanding                          1,467
     Additional paid-in-capital                                       4,354,285
     Accumulated deficit                                             (5,651,367)
                                                                     ----------
         TOTAL SHAREHOLDERS' DEFICIENCY                              (1,295,615)
                                                                     ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY              $    3,879
                                                                     ==========


                       See notes to financial statements.

                                 PLAYORENA INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)





                                                              Three months ended                        Nine months ended
                                                     ---------------------------------        ---------------------------------
                                                      August 31,            August 31,         August 31,           August 31,
                                                         1998                 1997                1998                 1997
                                                     -----------           -----------        -----------           -----------

EXPENSES:
     General and administrative                      $    37,297           $     2,273        $    47,297           $     7,641
     Interest Expense                                     20,217                21,884             63,985                65,652
                                                     -----------           -----------        -----------           -----------
         TOTAL EXPENSES                                   57,514                24,157            111,282                73,293
                                                     -----------           -----------        -----------           -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                 (57,514)              (24,157)          (111,282)              (73,293)
                                                     -----------           -----------        -----------           -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS               430,357                 --               430,357                12,517
                                                     -----------           -----------        -----------           -----------

NET INCOME (LOSS)                                    $   372,843           $   (24,157)       $   319,075           $   (60,776)
                                                     ===========           ===========        ===========           ===========

NET INCOME (LOSS) PER SHARE -  BASIC:
     Continuing operations                           $      (.06)          $      (.04)       $      (.14)          $      (.12)
     Discontinued operations                                 .41                 --                   .55                   .02
                                                     -----------           -----------        -----------           -----------

NET INCOME (LOSS) PER SHARE                          $       .35           $      (.04)       $       .41           $      (.10)
                                                     ===========           ===========        ===========           ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTATION            1,052,485               638,146            776,259               638,146
                                                     ===========           ===========        ===========           ===========


                       See notes to financial statements.

                                 PLAYORENA INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                      Nine months ended
                                                            -----------------------------------
                                                              August 31,           August 31,
                                                                1998                  1997
                                                            ------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                        $ 319,075             $(60,776)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Non-cash stock compensation                          --                  45,000
             Gain on liabilities extinguished                  (430,357)                --
             Gain (loss) on sale of equipment                     --                  (2,900)
     Change in operating assets and liabilities:
             Increase (decrease) in accrued expenses             78,985               65,008
                                                              ---------             --------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (32,297)              46,332
                                                              ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of equipment                          --                   2,900
                                                              ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES                              --                   2,900
                                                              ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officer's advances                            36,176                 --
     Cash overdraft                                               --                 (49,232)
                                                              ---------             --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  36,176              (49,232)
                                                              ---------             --------

NET INCREASE (DECREASE) IN CASH                                   3,879                --

CASH AT BEGINNING OF PERIOD                                       --                   --
                                                              ---------             --------

CASH AT END OF PERIOD                                         $   3,879             $  --
                                                              =========             ========


                       See notes to financial statements.
                                       5

                                                  PLAYORENA, INC.
                                           NOTES TO FINANCIAL STATEMENTS
                                         NINE MONTHS ENDED AUGUST 31, 1998
                                                    (UNAUDITED)



1.      BASIS OF PRESENTATION

                  The accompanying financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. Unless noted, all such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

2.      INCOME (LOSS) PER SHARE

                  Basic income (loss) per share is computed based on the weighted average number of shares outstanding during the period. Dilution is predicated on the effect of dilutive instruments on income
        (loss) from continuing operations.

3.      ASSET SALE

                  The company consummated the sale of its discontinued business in July 1998.

                  In connection with the consummation of the asset sale of the Company recorded gains on discontinued operations for the extinguishment of certain liabilities aggregating $430,357.

4.      DEBT CONVERSION

                  Effective July 31, 1998, bridge loans aggregating $150,000 together with accrued interest aggregating $62,706 was converted to 828,678 of shares (post-split) of common stock.

5.      REVERSE SPLIT

                  In connection with the consummation of the asset sale, and as previously approved by the Company's shareholders, a reverse stock split of 1 for 20 was effected on July 31, 1998. All per share data in the financial statements has been retroactively re-stated to reflect this reverse split.

                                     ITEM 2

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        In light of the fact that the Company divested all of its operations and sold all of its assets in July 1998, the Company is accounting for the historical results of the business as discontinued operations. In this regard, the following discussion and analysis presents a general, overall financial summary of the discontinued operations, rather than a detailed discussion of the results of operations recently disposed of. As presented in the Company's recast financial statements, certain expenses, consisting of minimal general and administrative expense and debt service costs have been evaluated to be expenses attributable to the continuing entity after consideration of the divestiture of operations.

        In light of the fact that the Company has discontinued its operations, no remedial measures will be necessary or taken to address the Year 2000 computer issue.

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS --
COMPARISON OF QUARTERS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997

        During the nine months ended August 31, 1998, revenues of discontinued business decreased to $ 0 from $ 335,482 in the nine months ended August 31, 1997.

        The Company stopped operating its discontinued business in fiscal year ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        At August 31, 1998, the Company had a working capital deficit of $1,295,615 compared to $1,827,395 at November 30, 1997. The Company is seeking an acquisition or merger with an operating business. Given the Company's retention of substantial liabilities following the consummation of the sale of substantially all its assets in July 1998, the Company is concerned about its ability to attract such an operating company, and is examining all options available to it in response thereto.

                          PART II -- OTHER INFORMATION

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

Item 2.           Changes in Securities.  None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. The Company consummated the sale of assets pursuant to the Asset Purchase Agreement in July 1998. As a result thereof, as previously approved by the shareholders, a reverse stock split of 1 for 20 was effected on July 31, 1998. As part of such consummation, an additional 828,678 shares (on a post-split basis) were issued to certain secured creditors of the Company in exchange for the cancellation of $150,000 in principal amount of indebtedness (plus accrued interest thereon). Additional stock issuances to other creditors and service providers are anticipated in the near future.

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


Date: October 20, 1998                           PLAYORENA, INC.



                                             By: /s/ Lawrence Kaplan
                                                 Lawrence Kaplan, President and
                                                 Secretary