Form 10KSB
period 1998-11-30
PLAYORENA INC
filed 1999-03-15
CIK 852766

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM...................... TO ........................

                         COMMISSION FILE NUMBER 0-18412

                                 PLAYORENA INC.
                 (Name of small business issuer in its charter)
         New York                                     11-2602120
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

       150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, New York 11788
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (516) 273-0058
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock $.001 Par Value
                                (Title of class)

              Common Stock Purchase Warrants (Expired January 1996)
                                (Title of class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $--.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1999 the average bid price of common stock was $.001 and the average asked price was $.05.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 15, 1999 the number of shares of common stock outstanding was 9,198,679.

DOCUMENTS INCORPORATED BY REFERENCE:                 NONE

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Playorena Inc. (the "Company") was incorporated in the State of New York in 1981 and began its business operations providing recreational play and exercise programs for children. Despite the best efforts of management to reduce costs by significantly decreasing the number of locations in operation, the Company sustained losses from operations. The Company was unable to raise the required capital to continue operating and decided to divest all of its operations. The Company consummated the sale of its assets on July 24, 1998 and is operating as a public shell seeking the acquisition of, or merger with an existing company. The Company has entered into agreements respecting a proposed acquisition of several businesses and a related private placement of the Company's securities. There can be no assurance that any such transaction will be consummated pursuant to the current terms, if at all (see Proposed Transactions below).

         ASSET PURCHASE AGREEMENT WITH MICHAEL ASTOR

         On April 14, 1995, the Company entered into an Asset Purchase Agreement (the "Agreement") with Michael Astor (who, along with his wife, Susan Astor, comprised all of the then current officers and members of the Board of Directors of the Company), pursuant to which an entity formed by Mr. and Mrs. Astor (the "Purchaser") agreed to acquire all of the assets and properties of the Company (the "Asset Sale"), including, without limitation, all copyrights, trademarks, trade names (including the name "Playorena"), accounts receivable, equipment, inventory, cash and cash equivalents (the "Playorena Assets"), in exchange for the Purchaser's assumption of certain liabilities of the Company and the transfer to the Company by Mr. and Mrs. Astor of 1,041,800 shares (prior to the various reverse stock splits referred to herein) of common stock of the Company, $.001 par value per share (the "Common Stock"), representing all of the Common Stock of the Company owned by Mr. and Mrs. Astor.

         At November 30, 1997 liabilities of the discontinued business consisting of accounts payable and accrued expenses aggregated $496,583. As of November 30, 1997 the Company's total liabilities were $1,827,395. As indicated below, shareholder approval of the Agreement was obtained in February 1997 and the Asset Sale was consummated on July 24, 1998. As a result thereof, as previously approved by the shareholders, a reverse stock split of 1 for 20 was effected on July 24, 1998. Shortly following the consummation of the Asset Sale, 8,612,624 shares (on a post-split basis following the one-for-twenty reverse stock split effected in July 1998 (the "July Reverse Stock Split")) were issued to certain creditors, including certain individuals and entities who purchased securities of the Company in 1994, all of whom released their liens in exchange for shares of Common Stock (see the reverse split described herein). A total of 7,853,777 of these shares were issued to Messrs. Andrew Kaplan (a major shareholder), Lawrence Kaplan (a director and President), Robert Rubin (a director and Chairman) and Alfred Romano (a director). See "Private Placement of Equity and Debt" below. In addition, 597,466 additional shares of Common Stock (on a post-July Reverse Stock Split basis) are expected to be purchased by certain creditors who previously provided products or services to the Company and agree to convert their debt into equity.

         The Agreement specifically provides that the Company shall retain "all claims for tax refunds, tax loss carry forwards or carry backs or tax credits of any kind" applicable to the Company's business prior to the closing of the Asset Sale. Without future profits by the Company such tax losses are of limit or no value. As of November 30, 1998, the Company had net operating loss carry forwards of approximately $5,391,000 that expire between 1999 and 2011. Without future profits by the Company, such tax losses are of limited or no value. The Agreement further specifies that the following liabilities will NOT be assumed by the acquiring entity:

         (i) liabilities owed to certain affiliates of the Company, including Mr. Rubin, estimated to be $875,333 in the aggregate (including $143,333 loaned to the Company since January 1995) plus accrued interest, estimated at $296,956 at November 30, 1996 (these liabilities have been converted into equity of the Company);

         (ii) liabilities owed to certain professionals who have provided services to the Company, plus other liabilities all aggregating approximately $380,000 at November 30, 1998;

         (iii) claims made against the Company by shareholders of the Company, none of which are presently pending or, to the Company's knowledge, threatened;

         (iv) certain fees incurred in connection with compliance of applicable securities laws; and

         (v) all liabilities and obligations of the Company arising after the closing of the Asset Sale.

         The financial statements included in this report indicate that the Company has no assets or business. In light of the fact that the Company does not have any business or assets with which to generate revenue, the Company will not have any means to satisfy its liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. There can be no assurance that raising such capital or acquiring a new business will be possible. If such capital should become available or such business should be offered to the Company, any such transaction is likely to result in immediate and substantial dilution to the present shareholders of the Company.

         Liabilities of the discontinued business consist of accounts payable and accrued expenses aggregating approximately $66,226. The Company will remain contingently liable to the extent that assumed liabilities are not satisfied. In this regard, the Company has not recognized any gain at November 30, 1998 for the assumption of these liabilities. Revenues of discontinued business were $117,866 in the fiscal year ended November 30, 1997.

         Although the Agreement provides for the assumption by the Purchaser and, indirectly, by Mr. and Mrs. Astor personally, of significant liabilities of the Company, the Company will remain contingently responsible for the satisfaction of such liabilities and there can be no assurance that such liabilities will be satisfied. The Purchaser was formed by Mr. and Mrs. Astor for the purpose of acquiring the Playorena Assets and continuing the business on a significantly smaller scale. Neither the Purchaser nor Mr. Astor have sufficient resources to satisfy all of the liabilities to be assumed.

         On February 7, 1997, a meeting of shareholders of the Company was held at which the Agreement and the July Reverse Stock Split were approved by a vote of the Company's shareholders. The aforementioned conditions to the Agreement have been approved and ratified.

         Consummation of the Asset Sale does not require the Company to satisfy any Federal or state regulatory requirements or to obtain any government approvals.

         The Company consummated the Asset Sale on July 24, 1998. On that date, Mr. and Mrs. Astor resigned as officers and directors of the Company and Lawrence Kaplan became President and Secretary and Robert Rubin, Chairman. Messrs. Kaplan, Rubin and Alfred Romano also became directors on that date.

NEW BUSINESS OPPORTUNITIES

         The Company is seeking the acquisition or merger with an existing company ("Potential Business Acquisitions"). Given the small amount of cash held by the Company, the potential venture is likely to involve the acquisition of or merger with a company that is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include avoiding the time delays involved in a public offering; retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various state's securities or blue sky laws or regulations.

         The Company does not propose to restrict its search for Potential Business Acquisitions to any particular industry or any particular geographic area and may, therefore, engage in essentially any business to the extent of its limited resources.

         It is anticipated that knowledge of Potential Business Acquisitions will be made known to the Company by various sources, including its officers and directors, shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate such persons for services rendered in bringing about a transaction. However, no cash finder's fee shall be paid to any officer or director of the Company or their affiliates or associates. The amount of any such finder's fee or other compensation which may be paid to such persons for services rendered in bringing about a transaction is subject to future negotiation between the Company, the entity to be acquired and the finder.

SELECTION OF OPPORTUNITIES

         The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst or has any previous training or experience in business analysis or in selecting or hiring business analysts. The Company has unrestricted flexibility in seeking, analyzing and participating in Potential Business Opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c) Strength and diversity of management, either in place or scheduled for recruitment;

         (d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)      The extent to which the business opportunity can be advanced;

         (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)      Other relevant factors.

         In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors in the circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

         The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

         It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the shareholders of the acquired company of at least 80 percent common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization.

         The present shareholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by shareholders.

         In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. In the case of a statutory merger or consolidation, it will likely be necessary to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

         It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

PROPOSED TRANSACTIONS

         ACQUISITIONS OF SMARTLINK AND KING

         The Company intends to acquire in two separate transactions the businesses of SmartLink Development Network, Inc, a corporation organized under the laws of Connecticut ("SmartLink"), and King Communications International Limited, an Australian corporation ("King International"). SmartLink and King International are providers of wireless voice and data products and systems to the private two-way land mobile radio industry. The Company will acquire (the "Acquisition") from King International in exchange for shares of Common Stock of the Company, all of the outstanding capital stock of King International's two wholly-owned operating subsidiaries, King Communications Australasia Pty Limited ("King Australasia") and King Communications U.S.A., Inc. ("King USA"; hereinafter, the businesses of King Australasia and King USA shall collectively be referred to as "King"). Immediately thereafter, a wholly-owned subsidiary of the Company will merge with and into SmartLink, in exchange for shares of Common Stock of the Company, with SmartLink as the surviving corporation (the "Merger"). Following the Acquisition and Merger (collectively, the "Acquisitions"), each of SmartLink, King Australasia and King USA will be wholly-owned subsidiaries of the Company.

         The Company has entered into two separate agreements with respect to the acquisition of the business of each of SmartLink and King. The Merger is intended to be completed pursuant to the Agreement and Plan of Merger, dated as of December 17, 1998 ("SmartLink Merger Agreement"), by and among the Company, SmartLink, King International, and Todtman, Nachamie, Spizz & Johns, P.C., as escrow agent, pursuant to which the Company's wholly-owned subsidiary formed for such purposes will merge into SmartLink in a tax free reorganization within the meaning of Sections 351 and/or 368 of the Internal Revenue Code of 1986, as amended. Shareholders of SmartLink will exchange their shares in SmartLink for an aggregate of 1,363,636 shares of Common Stock of the Company, following the New Reverse Stock Split (as defined below) ("SmartLink Purchase Stock"). Consummation of the transactions contemplated by the SmartLink Merger Agreement is subject to the approval of holders of a majority of the outstanding shares of SmartLink.

         Pursuant to the Asset Purchase and Sale Agreement ("King Asset Purchase Agreement"), dated as of December 17, 1998, by and among the Company, SmartLink, King International, Frank Eccles, Robert Geaghan, and Todtman, Nachamie, Spizz & Johns, P.C., as escrow agent, the Company will acquire from King all of the issued share capital of King Australasia and King USA in exchange for 1,517,045 shares of Common Stock of the Company, following the New Reverse Stock Split ("King Purchase Stock"). Consummation of the King Asset Purchase Agreement is contingent upon, among other things, approval of (i) holders of at least 50% of King International's issued share capital (which was obtained on December 31, 1998) and (ii) the Vancouver Stock Exchange, on which King International's securities are traded.

         The Acquisitions are subject to a number of conditions, including the consummation of the Private Placement (as defined hereinafter), as to which the Company has been informed of certain difficulties. There can be no assurance that the Acquisitions can be consummated on their current terms, if at all.

         See Item 12, "Certain Relationships and Related Transactions" below for certain payments being made to directors and affiliates of the Company in connection with the Acquisitions.

         PROPOSED PRIVATE PLACEMENT

         The consummation of the Acquisitions is contingent upon a proposed private placement of Units by the Company, on a "best efforts" basis, raising at least $10,000,000 ("Minimum Offering"), up to a maximum $11,500,000 ("Maximum Offering"), in gross proceeds, giving effect to the conversion of certain debt ("Private Placement"). Each Unit is expected to consist of shares of the Company's to-be-designated Series A 12% Convertible Preferred Stock, par value $.001 per share ("Series A Preferred"), and warrants to purchase Common Stock. The Company has been informed of certain difficulties in connection with the proposed Private Placement, and believes that it is likely the structure of that transaction will be changed, possibly resulting in amendments to the agreements concerning the Acquisitions, or even the abandonment of the Acquisitions and Private Placement.

         ADDITIONAL PROPOSED REVERSE STOCK SPLIT

            The consummation of the Acquisitions and the Private Placement is contingent upon each share of Common Stock issued and outstanding, without any action on the part of any holder thereof, being converted into .0106065 of a share of Common Stock (the "New Reverse Stock Split"). Shareholders holding shares of Common Stock in an amount not divisible by 0.0106065 will receive the next highest whole number of shares.

         The New Reverse Stock Split would apply to all shares of the Company's Common Stock outstanding on the date immediately prior to the closing of the Minimum Offering, but will not be effective until the consummation of the Acquisitions and Private Placement. Giving effect to the consummation of the Acquisitions and Private Placement, the holders of Common Stock will collectively own 2% of the outstanding voting securities of the Company on a diluted basis.

         The principal purpose of the New Reverse Stock Split is to fulfill the provisions and requirements of the SmartLink Merger Agreement, King Asset Purchase Agreement and Private Placement. These agreements and the terms of the Private Placement provide that the Company's currently outstanding Common Stock on the Record Date be reduced to 113,647 and 119,274 shares of Common Stock in the case of the Minimum Offering and Maximum Offering, respectively, which is 2% of the outstanding voting securities of the Company, giving effect to the Acquisitions and Private Placement, on a fully diluted basis.

         The New Reverse Stock Split contemplates the Maximum Offering. Upon the closing of the Minimum Offering, an aggregate of 5,627 shares of Common Stock (the difference between 119,274 and 113,647) will be placed in escrow, to be released on a proportionate basis upon additional closings amounting to gross proceeds in excess of the Minimum Offering. In the event that the Company does not raise in excess of the Minimum Offering, then the Common Stock held in escrow shall be canceled.

         SHAREHOLDER'S MEETING; CURRENT STATUS

         As contemplated in connection with the Acquisitions, a proxy statement was mailed to shareholders of the Company on or about February 9, 1999, calling a special meeting of shareholders for February 19, 1999 (the "Meeting") and requesting approval by the Company's shareholders of the following, effective upon consummation of the Acquisitions: (A) an amendment to the Company's Certificate of Incorporation (i) to change the name of the Company to "SK Global Technologies, Inc.", (ii) to recapitulate the purposes for which the Company was formed; (iii) to change the location of the office of the Company; (iv) to increase the authorized number of shares of Common Stock from 15,000,000 to 20,000,000 and; (iv) to change the address to which the Secretary of State of New York shall mail a copy of any process against the Company served upon him;
(v) to effect the New Reverse Stock Split; (vi) to increase the authorized number of shares of Common Stock from 15,000,000 to 20,000,000 and ; (vii) to authorize the issuance, in one or more series, of an aggregate of 5,000,000 shares of Preferred Stock, $.001 par value per share, each such series having the designation, relative rights, preferences or limitations, as shall be determined by the Board of Directors and (B) approval of the adoption of the Company's 1998 Stock Option Plan.

         As a result of the above-referenced uncertainties concerning the Acquisitions, on February 19, 1999, the Meeting was duly called to order, upon which the shareholders of the Company voted to adjourn the Meeting until March 11, 1999. On March 11, 1999, the Meeting was called to order and the shareholders voted to adjourn the Meeting to April 12, 1999.

         The agreements concerning the Acquisitions permit the Company to terminate these agreements if the Acquisitions are not consummated by March 31, 1999. The Company has not yet determined whether or not to exercise this right after March 31, 1999, since it is likely that the Acquisitions will not be consummated by such date. It remains unclear when or if the Acquisitions will be consummated.

EMPLOYEES

         The Company currently has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         In fiscal year 1997, the Company's executive offices were located in a 5,000 square foot space in Port Washington, New York that is leased from an unaffiliated landlord. The leased premises were used by the Company for its executive offices, storage and a training facility. The Company's annual rent for such leased premises was an annual rental equal to $45,600 from October

1, 1997 through September 30, 1998 and $4,800 from October 1, 1998 through September 30, 1999. The Lease was assigned to the acquiring entity as part of the Asset Sale.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In the fourth quarter of the fiscal year ended November 30, 1998, there was no submission of matters to a vote of security holders.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET FOR COMMON STOCK

         The Company's Common Stock is traded in the over-the-counter market. Price quotations are available through the OTC Bulletin Board, an electronic screen-based service of the National Association of Securities Dealers, Inc. ("NASD"). The quotation of the Common Stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market for such securities currently exists and, in fact, management believes that at the present time such a market does not exist. The Asset Sale did not affect the Company's inclusion on the OTC Bulletin Board.

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

     On March 1, 1999, the quoted bid price of the Company's Common Stock was $.001 per share and the asked price was $.05 per share.

     The following tables set forth the high and low closing bid and ask quotations for each fiscal quarter of 1998 and for each fiscal quarter of 1997 and 1996, with respect to the Common Stock and Warrants as reported by NASD. The prices shown in the tables reflect inter-dealer prices, and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions. The Company has not paid cash dividends on its Common Stock.

B. HOLDERS

     As of March 1, 1999, there were approximately 100 holders of record and the Company believes that there are in excess of 600 beneficial holders of the Common Stock.

C. DIVIDENDS

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

                                                  Common Stock,
                                                 $.001 par value

                                        Bid                        Ask

Period                              High    Low               High     Low

1998
----
First Quarter                       $.001   $.001             $.05     $.05
(December 1997
through February)

Second Quarter                      $.001   $.001             $.05     $.05
(March through May)

Third Quarter                       $.001   $.001             $.05     $.05
(June through August)

Fourth Quarter                      $.001   $.001             $.05     $.05
(September through
November)

1997
----
First Quarter                       .001    .001              .05      .05
(December 1996
through February)

Second Quarter                      .001    .001              .05      .05
(March through May)

Third Quarter                       .001    .001              .05      .05
(June through August)

Fourth Quarter                      .001    .001              .05      .05
(September through
November)


1996
----
First Quarter                       $.001   $.001             $.05     $.05
(December 1995
through February)

Second Quarter                      $.001   $.001             $.05     $.05
(March through May)

Third Quarter                       $.01    $.001             $.05     $.05
(June through August)

Fourth Quarter                      $.001   $.001             $.05     $.05
September through
November)

                                        Warrants
                                      Closing Bid               Closing Ask


Period                              High         Low           High      Low

1998
----
Not applicable.

1997
------
Not applicable.

1996
----
First Quarter                       $.01         $.001         $.20      $.02
(December 1995
through
February 20, 1996)

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The Company incurred a net loss of $308,538 for the year ended November 30, 1998. Combined with the fact that the Company has no working capital and an accumulated deficit of $378,924, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed at formal plan to raise funds for the Company's short or long-term needs.

         The Company continues to evaluate merger proposals.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1998, the Company had a working capital deficit of $378,924, as compared to $1,827,395 at November 30, 1997.

MANAGEMENT'S PLAN OF OPERATION

        The Company seeks to acquire or merge with another operating business if it is unsuccessful in consummating the Acquisitions and the Private Placement. There can be no assurance that the Company will be successful in its efforts. Without such additional capital or an acquisition or merger, the Company will be unable to fund any business activity.

ITEM 7.  FINANCIAL STATEMENTS

Independent Accountant's Report
         Year ended November 30, 1998

Balance Sheets
         Years ended November 30, 1998 and 1997

Statement of Stockholder's Equity
         Years ended November 30, 1998 and 1997

Statement of Operations
         Years ended November 30, 1998 and 1997

Statement of Cash Flows
         Years ended November 30, 1998 and 1997

Notes to Financial Statements
         Years ended November 30, 1998 and 1997

See financial statements attached hereto.

[Remainder of page intentionally left blank.]

                                 PLAYORENA, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Auditors' report on financial statements....................................F-2

Balance sheet as of November 30, 1998.......................................F-3

Statements of operations for the years
   ended November 30, 1998 and 1997.........................................F-4

Statement of changes in shareholders'
   equity (deficiency) for the years ended
   November 30, 1998 and 1997...............................................F-5

Statements of cash flows for the years
   ended November 30, 1998 and 1997.........................................F-6

Notes to financial statements...............................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Playorena, Inc.

         We have audited the accompanying balance sheet of Playorena, Inc. as of November 30, 1998, and the related statements of operations, shareholders' deficiency and cash flows for the years ended November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Playorena, Inc. as of November 30, 1998, and the results of its operations and cash flows for the years ended November 30, 1998 and 1997, in conformity with generally accepted accounting principles.

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



                                          /s/ Feldman Sherb Ehrlich & Co., P.C.
                                          Feldman Sherb Ehrlich & Co., P.C.
                                          Certified Public Accountants
New York, New York
March 8, 1999

                                  PLAYORENA

                                BALANCE SHEET

                              NOVEMBER 30, 1998

                                    ASSETS

CASH                                                           $       678
                                                               -----------
                                                               -----------

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable                                                $    85,000
  Liabilities of discontinued operations                            66,226
  Accrued expenses                                                 228,376
                                                               -----------
    TOTAL CURRENT LIABILITIES                                      379,602
                                                               -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.001 par value;
    15,000,000 shares authorized,
    9,198,679 shares issued and outstanding                          9,199
  Additional paid-in-capital                                     5,273,780
  Accumulated deficit                                           (5,661,903)
                                                               -----------
    TOTAL SHAREHOLDERS' DEFICIENCY                                (378,924)
                                                               -----------

                                                               $       678
                                                               -----------
                                                               -----------

                      See Notes to Financial Statements.

                                PLAYORENA INC.

                           STATEMENTS OF OPERATIONS

                                                  Years ended November 30,
                                                  ------------------------
                                                     1998          1997
                                                  ----------   -----------

EXPENSES:
  General and administrative                      $   66,246     $  27,241
  Interest expense                                    55,573        87,536
                                                  ----------     ---------
    TOTAL EXPENSES                                   121,819       114,777
                                                  ----------     ---------
LOSS FROM CONTINUING OPERATIONS                     (121,819)     (114,777)
                                                  ----------     ---------
INCOME FROM DISCONTINUED OPERATIONS:
  Income from discontinued operations                430,357         5,756
                                                  ----------     ---------
TOTAL INCOME FROM DISCONTINUED OPERATIONS            430,357         4,756
                                                  ----------     ---------
NET INCOME (LOSS)                                 $  308,538     $(109,021)
                                                  ----------     ---------
                                                  ----------     ---------
NET INCOME (LOSS) PER SHARE:
  Continuing operations                           $    (0.03)    $   (0.24)
  Discontinued operations                               0.12          0.01
                                                  ----------     ---------
NET INCOME (LOSS) PER SHARE:                      $     0.09     $   (0.22)
                                                  ----------     ---------
                                                  ----------     ---------
WEIGHTED AVERAGE SHARES USED IN COMPUTATION        3,522,928       488,146
                                                  ----------     ---------
                                                  ----------     ---------


                      See Notes to Financial Statements.

                                PLAYORENA INC.

          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)


                                               Common Stock
                                          --------------------          Additional           Accumulated
                                          Shares        Amount       Paid-in Capital           Deficit              Total
                                          --------------------       ---------------         -----------         -----------
Balance, November 30, 1996                  638,145      638          $4,142,408              $(5,861,420)        $(1,718,374)

Net loss                                       -         -                 -                     (109,021)           (109,021)
                                          ---------   ------          ----------              -----------         -----------

Balance, November 30, 1997                  638,145      638           4,142,408               (5,970,441)         (1,827,395)

Debt and other liabilities converted to
  stock                                   8,612,624    8,613           1,131,320                    -               1,139,933

Stock cancelled                             (52,090)     (52)                 52                    -                   -

Net income                                     -         -                 -                      308,538             308,538
                                          ---------   ------          ----------              -----------         -----------

Balance, November 30, 1998                9,198,679   $9,199          $5,273,780              $(5,661,903)        $  (378,924)
                                          ---------   ------          ----------              -----------         -----------
                                          ---------   ------          ----------              -----------         -----------


                      See Notes to Financial Statements.

                                PLAYORENA INC.

                           STATEMENTS OF CASH FLOWS

                                                  Years Ended November 30,
                                                  ------------------------
                                                     1998          1997
                                                  ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  308,538     $(109,021)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Gain on liabilities extinguished              (430,357)        -
  Change in operating assets and liabilities          86,321       109,021
                                                  ----------     ---------
CASH USED IN OPERATING ACTIVITIES                    (35,498)        -
                                                  ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from officer's advances                    36,176         -
                                                  ----------     ---------
CASH PROVIDED BY FINANCING ACTIVITIES                 36,176         -
                                                  ----------     ---------
NET INCREASE IN CASH                                     678         -

CASH AT BEGINNING OF YEAR                              -             -
                                                  ----------     ---------
CASH AT END OF YEAR                               $      678     $   -
                                                  ----------     ---------
                                                  ----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Non Cash Activity - See note 1 with respect to conversion of debt to common stock.



                      See Notes to Financial Statements.

                                 PLAYORENA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 1998

1.       DISCONTINUED OPERATIONS

         Playorena, Inc. (the "Company") was incorporated on December 4, 1981, under the laws of the State of New York. The Company formerly operated recreational play and exercise programs specifically designed for children between three months and four years of age. During the fiscal year ended November 30, 1997, the Company discontinued those operations.

         On April 14, 1995, the Company entered into an Asset Purchase Agreement (the "Agreement") with Michael Astor (who, along with his wife, Susan Astor, comprised all of the current officers and members of the Board of Directors of the Company), pursuant to which an entity formed by Mr. and Mrs. Astor agreed to acquire all of the assets and properties of the Company, including, without limitation, all copyrights, trademarks, trade names (including the name "Playorena"), accounts receivable, equipment, inventory, cash and cash equivalents, in exchange for the assumption of certain liabilities of the Company and the transfer to the Company of 1,041,800 shares of Common Stock of the Company, representing all of the Common Stock of the Company owned by Mr. and Mrs. Astor. The Agreement was consummated on July 24, 1998.

         In connection with the consummation of the asset sale, and as previously approved by the Company's shareholders, a reverse stock split of 1 for 20 was effected on July 24, 1998. All references in the financial statements referring to shares, share price and per share amounts have been retroactively restated to reflect this reverse split.

         Shortly after the consummation of the Agreement, liabilities owed to certain affiliates of the Company aggregating $790,333 and accrued interest of $313,424 were converted into 8,612,624 shares of common stock.

         Following the closing of the Agreement the Company has no assets or business and has liabilities aggregating $380,000 at November 30, 1998 plus possible liabilities with respect to certain heretofore unasserted claims against the Company. Since the Company does not have any business or assets with which to generate revenue and with the exception of $75,000 of notes payable which will be converted into common stock of the Company, the Company does not have any means to satisfy such liabilities or obligations unless and until the Company is able to raise additional capital or acquire a profitable business. There can be no assurance that raising such capital or acquiring a new business will be possible.

         The Company has written off all the remaining assets of the discontinued business, consisting mainly of the undepreciated cost of play equipment, at November 30, 1998. Such write off totaled approximately $430,000 and is included with the loss on disposal of the discontinued operations. Liabilities of the discontinued business consist of accounts payable and accrued expenses aggregating $66,226. The Company will remain contingently liable to the extent that assumed liabilities are not satisfied. In this regard, the Company has not recognized any gain at November 30, 1998 for these liabilities.

         Revenues of the discontinued business were $117,866 in the fiscal year ended November 30, 1997.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Basis of Presentation - Going Concern - The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                  The Company has no assets and has a workiing capital deficiency of $379,000 at November 30, 1998. The Company's viability as a going concern is dependent upon the restructuring of its obligations and a return to profitability. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

         (b) Earnings (Loss) Per Share - The computation of earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation where the effect is dilutive.

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

4.       NOTES PAYABLE

         Following is a summary of the balance of notes payable at November 30, 1998:


         a.  Environmental Resources and Disposal, Ltd.        $   10,000
         b.  Private Placement                                     75,000
                                                               ----------
                                                               $   85,000
                                                               ==========

         a. The note originated November 18, 1993, bearing interest at 10% per annum. The principal and interest were due on February 6, 1994, and is currently in default. The note holder has not taken action to enforce payment.

         b. In May 1994, the Company commenced and completed a private placement of five units, each unit costing $50,000 consisted of a $50,000 promissory note and 22,222 shares of common stock offered at $.001 per share. The terms of the promissory notes are interest at 10% per annum with principal and interest due at the earlier of (I) the closing of any debt or equity offering of the Company's securities, the gross proceeds of which is not less than $1,500,000, or (ii) September 30, 1995. The remaining notes are currently in default and will be converted to common stock of the Company subsequent to November 30, 1998.

5.       INCOME TAXES

         The Company has available net operating loss carry forwards for federal income tax purposes of approximately $5,391,000 that expire from 1999 through 2011. The Company has applied a valuation allowance, eliminating entirely only tax benefits or tax assets that may arise from these favorable tax attributes.


         Furthermore, annual utilization of net operating losses can be subject to limitations due to "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which result in a more than 50% change in ownership.

6.       EMPLOYEE INCENTIVE STOCK OPTION PLAN

         The Company's Employee Incentive Stock Option Plan was adopted and approved as of June 1, 1989. The plan provides for the grant to key employees, officers and directors of both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 and non-statutory stock options. The plan provides for the issuance of up to 600,000 shares of common stock. Each option granted under the plan has a term of up to five years, is exercisable only at such times as the board of directors determine at the time of grant for a price at least equal to the fair market value of the common stock on the date of the option is granted, will terminate under certain circumstances if the holder ceases to be an employee of the Company and requires that the exercise price be paid, in the discretion of the board of directors, in cash, shares (valued at the fair market value thereof on the date of exercise) or a combination thereof. The exercise price of "incentive stock options" granted to 10% or greater shareholders of the Company must be equal to at least 110% of the fair market value of the Company's shares of common stock on the date of grant. Any previously granted options under the plan were terminated upon the closing of the Asset sale.

7.       POTENTIAL ACQUISITIONS

         The Company has entered into two agreements for the acquisition of the stock of two corporations who are providers of wireless voice and data products and systems to the private two-way land mobile radio industry in exchange for shares of the Company's common stock. The consummation of the agreements are subject to the raising of capital and various other conditions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Since March 12, 1996, the Company has engaged its current independent accountants, Feldman, Sherb & Ehrlich & Co. ("FSE"). The Company's decision to engage FSE was made by the executive officers of the Company and approved by the Board of Directors. At no time during the Company's three most recent fiscal years has the Company (or anyone on its behalf) consulted FSE regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any other matter.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         OFFICERS AND DIRECTORS

         The present executive officers and directors of the Company, and Board of Directors of the Company, as of November 30, 1998 are as follows:
                                                                       Year
    Name                   Age       Position                          Elected

Lawrence E. Kaplan         55       Director                           1998
Robert Rubin               58       Director                           1998
Alfred Romano              60       Director                           1998

         Robert M. Rubin. Mr. Rubin has served as director of the Company and as Chairman of Board of the Company since July 1998. Mr. Rubin has also served as the Chairman of the Board Directors of American United Global, Inc. ("AUGI") since May 1991, and was its Chief Executive Officer from May 1991 to January 1, 1994. Between October, 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of AUGI and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of AUGI and its subsidiaries. From January 19, 1996, Mr. Rubin has served as Chairman of the Board and President and Chief Executive Officer of AUGI. Mr. Rubin is Chairman of the Board, Chief Executive Officer and a stockholder of ERD Waste Technology, Inc. ("ERD"), a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under the provisions of Chapter 11 of the federal bankruptcy act. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated ("ACC"), a public company formerly engaged in providing on-site health care services, including intradermal infusion therapies. In April 1995, ACC's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also the Chairman of the Board of Western Power & Equipment Corp. ("Western"). AUGI owns approximately 56.6% of the outstanding common stock of Western. Mr. Rubin is also a director and a minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems; Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products;
and Medi-Merg, Inc., a Canadian management company for hospital emergency rooms and out-patient facilities.

         Lawrence E. Kaplan. Mr. Kaplan has served as director of the Company since August 1998. Mr. Kaplan is a registered representative officer, director and sole stockholder of G-V Capital Corp., an NASD-registered broker/dealer. Mr. Kaplan has served as a director of AUGI since February 1993. He is also a director of Morlex, Inc., a blank check company which is seeking merger opportunities. He is also an officer and director of Osteoimplant Technology, a manufacturer of orthopedic devices and total joint implants.

         Alfred Romano. Alfred Romano has been the President, director and sole shareholder of Pope Liquors, Inc. since 1964. Pope Liquors operates a store engaged in the retail sale of alcoholic beverages.

         During the fiscal year ended November 30, 1998, the Board of Directors held no meetings. Directors do not receive compensation for their services in such capacity. The Board of Directors does not presently have committees.

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

         Upon the closing of the Asset Sale, Mr. and Mrs. Astor resigned as officers and directors of the Company and the newly elected Board of Directors, comprising of Lawrence E. Kaplan, Robert M. Rubin and Alfred Romano, elected the following persons to the offices set forth opposite their names:

    NAME                            OFFICE

    Robert M. Rubin                 Chairman of the Board

    Lawrence E. Kaplan              President

    Alfred Romano                   Secretary

         Effective upon consummation of the proposed Acquisitions and Private Placement, it is anticipated that each of the current directors and officers will resign from their positions, to be replaced by nominees of SmartLink and King International.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company was furnished with copies of Form 3 (Initial Statement of Beneficial Ownership of Securities) by Robert Rubin, Lawrence Kaplan, Alfred Romano and Andrew Kaplan, which were untimely filed.

ITEM 10. EXECUTIVE COMPENSATION.

         The summary compensation table is omitted because no compensation for services in all capacities to the Company was awarded, earned by or paid to the President of the Company for the fiscal years ended November 30, 1998, 1997 or 1996 and no other executive officer of the Company received salary and bonus in excess of $100,000 during the fiscal years ended November 30, 1998, 1997 or 1996.

         On August 1, 1998, Robert Rubin, Lawrence Kaplan and Alfred Romano, all current directors of the Company, purchased 3,049,944, 2,330,303 and 138,113 shares of Common Stock of the Company, respectively, for a purchase price equal to the cancellation of all indebtedness owed to such individuals (and interest thereon) and for all previous services rendered.

         No director of the Company received any remuneration from the Company as such. Directors do not currently receive fees or other remuneration from the Company.

AGGREGATE OPTION EXERCISES

         The aggregate option exercise table was omitted because no options were exercised during fiscal years ended 1998 or 1997.

EMPLOYMENT AGREEMENTS

         In December 1988, the Company entered into separate five-year employment agreements with each of Fred Jaroslow, Susan Astor and Michael Astor which became effective upon the closing of the Initial Public Offering in March 1990. Pursuant to agreements dated October 22, 1993, the employment agreements of Michael Astor and Susan Astor were amended to provide that employment shall continue until December 31, 1996. The terms of such agreements were renewable for one-year periods subject to the approval of the Board of Directors of the Company. During the first two years of their agreements, the officers were entitled to receive salaries at a combined rate of $245,000 and each received ten percent increases during the third year. Thereafter, their salaries were to be negotiated, in good faith, with the Board of Directors (with all three officers abstaining from any vote by the Board). All of such employment agreements provide for payments to the respective officers upon the termination of their employment by the Company without cause. Such employment agreements were terminated upon the closing of the Asset Sale and, to the extent not paid prior to the closing, all accrued salaries and vacations were waived.

         In addition, the Company entered into a consulting agreement with Mr. Jaroslow which became effective upon the termination of his service under his employment agreement in March 1995, but which Mr. Jaroslow agreed to terminate upon the closing of the Asset Sale. As of the fiscal year ended November 30, 1998, Mr. Jaroslow was not currently receiving any compensation under this agreement, and his compensation was not being accrued.

1989 EMPLOYEE INCENTIVE STOCK OPTION PLAN

         The Company's 1989 Employee Incentive Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and approved by the shareholders as of June 1, 1989. The Option Plan authorizes the Stock Option Plan Committee of the Board of Directors ("Option Committee") to recommend that the Board grant to key employees, officers and directors both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 and nonstatutory stock options. The Option Plan provided for the issuance of up to 600,000 shares of Common Stock. Each option granted under the Option Plan had a term of up to five years, was exercisable only at such times as the Board of Directors determined at the time of grant for a price at least equal to the fair market value of the Common Stock on the date the option was granted, terminated under certain circumstances if the holder ceases to be an employee of the Company and required that the exercise price be paid, in the discretion of the Board of Directors, in cash, shares (valued at the fair market value thereof on the date of exercise) or a combination thereof. The option exercise price of "incentive stock options" granted to 10% or greater shareholders of the Company must have been equal to at least 110% of the fair market value of the Company's shares of Common Stock on the date of grant.

         Awards were granted in the discretion of the Option Committee. The Option Committee awarded options to key employees in order to provide an incentive for them to expend maximum effort for the success of the Company's business. The Committee used no set criteria to determine amounts to be awarded under the Plan. Factors used to determine awards in the past included length of service to the Company, job responsibility and achievement.

         On March 7, 1991, the Board of Directors, acting upon the recommendation of the Option Committee, authorized the grant of options to purchase an aggregate of 267,500 shares of Common Stock under the Option Plan to eight employees of the Company, including Messrs. Jaroslow, Astor and Ms. Astor. All of these employees have since left the Company, upon which options with respect to 30,000 of such shares expired. In addition, on January 31, 1994, the Board of Directors authorized the grant of options under the Option Plan to purchase an aggregate of 362,500 shares to Messrs. Jaroslow and Astor, and Ms. Astor.

         All options granted would have vested from periods of one to five years from the date of grant. However, all options granted terminated upon the closing of the Asset Sale.

         In December 1998, the Board of Directors adopted the 1998 Stock Option Plan of the Company, which will not be put into effect until approval of the shareholders at the Meeting and the consummation of the Acquisitions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The following table sets forth, as of March 1, 1999, the beneficial ownership of Common Stock by (i) each of the Company's directors and officers,
(ii) all directors and officers as a group (which ownership constitutes in the aggregate approximately 62.4% of the outstanding Common Stock) and (iii) by unaffiliated individuals who beneficially hold in the aggregate more than five percent of the Common Stock.

                                    Amount and Nature         Percentage of
                                    of Beneficial             Common Stock
Name and Address                    Ownership(1)(2)           Outstanding

Lawrence E. Kaplan(4)               2,385,025                 25.9%
150 Vanderbilt Motor Parkway
Suite 311
Hauppauge, NY 11788

Robert M. Rubin(4)                  3,386,110                 36.8%
6060 Kings Gate Circle
Delray Beach, Florida 33484

Andrew Kaplan                       2,389,583                 25.9%
150 Vanderbilt Motor Parkway
Suite 311
Hauppauge, NY 11788

Alfred Romano(4)                    138,668                   1.5%
4 Wagon Wheel Road
Dix Hills, NY 11746

All directors and executive         5,909,803                 64.24%
officers as a group (3 persons)

(1) A person is considered to be the "beneficial owner" of any securities with respect to which he has or shares, directly or indirectly, or has the right to acquire within 60 days, (1) voting power, which includes the power to vote, or to direct the voting of, such security and/or (2) investment power, which includes the power to dispose, or to direct the disposition of, such security. Each person has both voting and investment power and considers himself to be the beneficial owner of the securities shown following his name except as otherwise indicated. Except as otherwise indicated, the beneficial owners listed here have sole voting and investment power, subject to community property laws where applicable, as to all of the shares listed as beneficially owned by them. As of March 3, 1999, there were 9,198,679 shares of Common Stock outstanding.

         Giving effect to the proposed consummation of the Acquisitions, the Private Placement and the New Reverse Stock Split as presently structured, the current shareholders of the Company will collectively own 2% of the outstanding voting securities of the Company, on a diluted basis. Concurrent with the closing of the Acquisitions and Private Placement, the incumbent officers and directors of the Company will be replaced by the officers and directors of King and SmartLink who, on a collective basis, are expected to beneficially own 52.0% and 49.6% of the voting securities of the Company, on a diluted basis, giving effect to the Minimum Offering and Maximum Offering, respectively, with the balance of the outstanding voting securities of the Company being owned principally by investors in the Private Placement, the Placement Agent in connection with the Private Placement, and shareholders of SmartLink. There can be no assurance, however, that the Acquisitions will be consummated on the terms described herein, if at all.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Lawrence Kaplan and Robert Rubin, each a principal shareholder and director of the Company, and Andrew Kaplan, a principal shareholder of the Company, as well as another unaffiliated individual, in anticipation of the consummation of the Acquisitions and Private Placement, have executed and delivered that certain Assumption and Indemnification Agreement, dated December 17, 1998, pursuant to which each such individual agreed, jointly and severally for a period of up to three years from the closing of the Acquisitions, to indemnify and hold harmless the Company for all claims and liabilities with respect to (i) virtually all pre-existing payables and liabilities of the Company prior to the closing for the Minimum Offering (which liabilities they will assume), (ii) any breach of a representation or warranty of the Company (respecting matters no more than five years old) in any document respecting the Acquisitions and Private Placement and (ii) any default by the Company with respect to its obligations pursuant to the Acquisitions and Private Placement prior to the Closing for the Minimum Offering. In consideration of the foregoing, an amount in the aggregate of $300,000, less certain expenses of the Acquisitions, will be paid at the Closing for the Minimum Offering to such individuals.

         On August 1, 1998, after giving effect to the July Reverse Stock Split (but not the New Reverse Stock Split), Robert Rubin, Lawrence Kaplan, Alfred Romano (members of the Company's Board of Directors) and Andrew Kaplan, a principal shareholder of the Company, purchased 3,049,944, 2,330,303, 138,113 and 2,335,417, shares of Common Stock of the Company, respectively, for a purchase price equal to the amounts owed for the cancellation of all indebtedness (and interest thereon) and for all previous services rendered.

         Effective upon consummation of the proposed Acquisitions and Private Placement, it is anticipated that each of the current directors and officers will resign from their positions, to be replaced by nominees of SmartLink and King International.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

                  3.1 Certificate of Incorporation, as amended - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No.33-29561-NY).

                  3.2 By-Laws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No.33-29561-NY).

                  3.3 Certificate of Amendment of Certificate of Incorporation of Playorena Inc. (Filed with the State of New York Department of State on January 25, 1999).

                  4.0 1989 Incentive Stock Option Plan - incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-18 (SEC File No.33-29561-NY).

                  10.1 Letter Agreement dated November 18, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/94).

                  10.2 Amendment to Letter Agreement dated April 10, 1995 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

                  10.3 Asset Purchase Agreement dated as of March 31, 1995 (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for fiscal quarter ended February 28, 1995).

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


                                                PLAYORENA INC.

Dated: March 12, 1999

                                                By: /s/ Lawrence Kaplan
                                                    Lawrence Kaplan, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date

/s/ Lawrence Kaplan                 President                 March 12, 1999
-------------------                 and Director
Lawrence Kaplan


/s/ Robert Rubin                    Director                  March 12, 1999
----------------
Robert Rubin


/s/ Alfred Romano                   Director                  March 12, 1999
-----------------
Alfred Romano

                                EXHIBIT INDEX


                  3.1 Certificate of Incorporation, as amended - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No.33-29561-NY).

                  3.2 By-Laws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No.33-29561-NY).

                  3.3 Certificate of Amendment of Certificate of Incorporation of Playorena Inc. (Filed with the State of New York Department of State on January 25,1999).

                  4.0 1989 Incentive Stock Option Plan - incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-18 (SEC File No.33-29561-NY).

                  10.1 Letter Agreement dated November 18, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for fiscal year ended 11/30/94).

                  10.2 Amendment to Letter Agreement dated April 10, 1995 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

                  10.3 Asset Purchase Agreement dated as of March 31, 1995 (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for fiscal quarter ended February 28, 1995).

                  27.1 Financial Data Schedule