Form 10KSB/A
period 1998-11-30
PLAYORENA INC
filed 1999-03-23
CIK 852766

U .S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from..................... to .......................

                         Commission File number 0-18412

                                 PLAYORENA INC.
                                 -------------
                 (Name of small business issuer in its charter)

                   New York                             11-2602120
                   --------                             ----------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

                     150 Vanderbilt Motor Parkway, Suite 311
                     ---------------------------------------
                               Hauppauge, NY 11788
                               -------------------
                    (Address of principal executive offices)

                                 (516) 273-0058
                                 --------------
              (Registrant's telephone number, including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:
                          Common Stock $. 001 Par Value
                                (Title of Class)

              Common Stock Purchase Warrants (Expired January 1996)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

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

DOCUMENTS INCORPORATED BY REFERENCE:        NONE

                              PURPOSE OF AMENDMENT

         The purpose of this Amendment No. 1 to the registrant's Form 10-KSB for the year ended November 30, 1998, is to correct certain errors and omissions and conforming changes which were not included in the original filing. All information contained herein is as of the date of the original filing, March 15, 1999 and does not purport to provide an update of any information after such date.

                                PLAYORENA, INC.

Item 7. Financial Statements

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

         The Company has written off all the remaining assets of the discontinued business, consisting mainly of the undepreciated cost of play equipment, at November 30, 1998. Gain from extinguishment of liabilities aggregated $430,000. Liabilities of the discontinued business consist of accounts payable and accrued expenses aggregating $66,226. The Company will remain contingently liable to the extent that assumed liabilities are not satisfied. In this regard, the Company has not recognized any gain at November 30, 1998 for these liabilities.

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

                  The Company has no assets and has a working capital deficiency of $379,000 at November 30, 1998. The Company's viability as a going concern is dependent upon the restructuring of its obligations and a return to profitability. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

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

7.       POTENTIAL ACQUISITIONS

         The Company has entered into two agreements for the acquisition of the business of two corporations who are providers of wireless voice and data products and systems to the private two-way land mobile radio industry in exchange for shares of the Company's common stock. The consummation of the agreements are subject to the raising of capital and various other conditions.

                          PART II - OTHER INFORMATION

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

               The Company incurred net income of $308,538 for the year ended November 30, 1998. Loss from continuing operations of $121,819 was offset by income from discontinued operations of $430,357, from a gain on extinguishment of liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1998, the Company had a working capital deficit of $378,924, as compared to $1,827,395 at November 30, 1997 and an accumulated deficit of $5,661,903. Combined with the fact that the Company has no working capital it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for the Company's short or long-term needs.

         The Company continues to evaluate merger proposals.

MANAGEMENT'S PLAN OF OPERATIONS

         The Company seeks to acquire or merge with another operating business if it is unsuccessful in consummating the Acquisitions and the Private Placement. There can be no assurance that the Company will be successful in its efforts. Without such additional capital or an acquisitions or merger, the Company will be unable to fund any business activity.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 19, 1999                   PLAYORENA INC.


                                       By: /s/ Lawrence Kaplan
                                       ----------------------------------------
                                       Lawrence Kaplan, President and Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                       Date

/s/ Lawrence Kaplan                 President, Secretary         March 19, 1999
--------------------                & Director
Lawrence Kaplan

/s/ Robert Rubin                    Director                     March 19, 1999
--------------------
Robert Rubin

/s/ Alfred Romano                   Director                     March 19, 1999
--------------------
Alfred Romano