Form 10QSB
period 1999-02-28
PLAYORENA INC
filed 1999-04-15
CIK 852766

U .S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED FEBRUARY 28, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM................. TO ....................

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,198,679 shares of Common Stock, par value $.001, outstanding as of March 31, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                 PLAYORENA, INC.

                     For the Quarter ended February 28, 1999

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                          PART I- FINANCIAL INFORMATION


                                                                                 Page of
                                                                                 Form 10-QSB
                                                                                 -----------
Item 1.  Financial Statements:

         Balance Sheet/Liabilities and Shareholder's Equity -- February 28, 1999
         (unaudited)                                                                 3

         Statement of Operations for the three months ended
         February 28, 1999, and 1998 (unaudited)                                     4

         Statement of Cash Flows for the three months ended February 28, 1999,
         and 1998 (unaudited)                                                        5

         Notes to Financial Statements                                               6

Item 2.  Management's Discussion and Analysis or Plan of Operation                   7

------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                PLAYORENA, INC.

                                 BALANCE SHEET

                                     ASSETS


                                                February 28,      November 30,
                                                    1999              1998
                                                ------------      ------------
                                                (Unaudited)

CASH                                            $        578      $        678
                                                ============      ============


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Notes payable                                $     85,000      $     85,000
   Due to shareholder                                  7,500                --
   Liabilities of discontinued operations             66,226            66,226
   Accrued expenses                                  230,501           228,376
                                                ------------      ------------
      TOTAL CURRENT LIABILITIES                      389,227           379,602
                                                ------------      ------------

SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, $.001 par value:
      15,000,000 shares authorized,
      9,198,679 shares issued and outstanding          9,199             9,199
   Additional paid-in-capital                      5,273,780         5,273,780
   Accumulated deficit                            (5,671,628)       (5,661,903)
                                                ------------      ------------
      TOTAL SHAREHOLDERS' DEFICIENCY                (388,649)         (378,924)
                                                ------------      ------------
                                                $        578      $        678
                                                ============      ============

                       See Notes to Financial Statements.

                                PLAYORENA, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                      Three Months Ended
                                                          February 28,
                                                ------------------------------
                                                    1999              1998
                                                ------------      ------------
EXPENSES:
   General and administrative                   $      7,600      $      5,000
   Interest expense                                    2,125            21,884
                                                ------------      ------------
      TOTAL EXPENSES                                   9,725            26,884
                                                ------------      ------------

NET LOSS                                        $     (9,725)     $    (26,884)
                                                ============      ============

BASIC NET LOSS PER SHARE:                       $      (0.00)     $      (0.04)
                                                ============      ============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION        3,522,928           638,145
                                                ------------      ------------



                       See Notes to Financial Statements.

                                PLAYORENA, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                      Three Months Ended
                                                ------------------------------
                                                February 28,      February 28,
                                                    1999              1998
                                                ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $     (9,725)     $    (26,884)
   Change in operating assets and liabilities          2,125            26,884
                                                ------------      ------------

CASH USED IN OPERATING ACTIVITIES                     (7,600)               --
                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from officer's advances                    7,500                --
                                                ------------      ------------

CASH PROVIDED BY FINANCING ACTIVITIES                  7,500                --
                                                ------------      ------------

NET DECREASE IN CASH                                    (100)               --

CASH AT BEGINNING OF YEAR                                678                --
                                                ------------      ------------

CASH AT END OF PERIOD                           $        578      $         --
                                                ============      ============




                       See Notes to Financial Statements.

                                 PLAYORENA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED FEBRUARY 28, 1999

                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. Unless noted, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended November 30, 1998 included in the Form 10-KSB for the year then ended. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

                                     ITEM 2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS -
COMPARISON OF QUARTERS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

         During both the three months ended February 28, 1999 and the three months ended February 28, 1998, revenues of discontinued business were $ 0.

         The Company stopped operating its discontinued business in fiscal year ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1999, the Company had a working capital deficit of $388,649 compared to $378,924 for the fiscal year ended November 30, 1998. The Company is seeking an acquisition or merger with an operating business. Given the Company's retention of substantial liabilities following the consummation of the sale of substantially all its assets in July, 1998, the Company is concerned about its ability to attract such an operating company, and is examining all options available to it in response thereto.

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


Item     2. Changes in Securities. None.


Item     3. Defaults Upon Senior Securities. None.


Item     4. Submission of Matters to a Vote of Security Holders.

         As contemplated in connection with the proposed acquisition of two separate companies which are providers of wireless voice and data products and systems to the private two-way land mobile radio industry (the "Acquisitions"), as more particularly described in the Company's most recent Annual Report on Form 10- KSB, a proxy statement was mailed to shareholders of the Company on or about February 9, 1999, calling a special meeting of shareholders for February 19, 1999 (the "Meeting"), and requesting approval by the Company's shareholders of the following, effective upon consummation of the Acquisitions: (A) an amendment to the Company's Certificate of Incorporation (i) to change the name of the Company to "SK Global Technologies, Inc.", (ii) to recapitulate the purposes for which the Company was formed; (iii) to change the location of the office of the Company; (iv) to increase the authorized number of shares of Common Stock from 15,000,000 to 20,000,000 and; (iv) to change the address to which the Secretary of State of New York shall mail a copy of any process against the Company served upon him; (v) to effect the New Reverse Stock Split, as defined below; and (vi) to authorize the issuance, in one or more series, of an aggregate of 5,000,000 shares of Preferred Stock, $.001 par value per share, each such series having the designation, relative rights, preferences or limitations, as shall be determined by the Board of Directors and (B) approval of the adoption of the Company's 1998 Stock Option Plan. The consummation of the Acquisitions is contingent upon each share of Common Stock issued and outstanding, without any action on the part of any holder thereof, being converted into .0106065 of a share of Common Stock (the "New Reverse Stock Split"). Shareholders holding shares of Common Stock in an amount not divisible by 0.0106065 will receive the next highest whole number of shares.

         As a result of certain uncertainties concerning the Acquisitions, on February 19, 1999, the Meeting was duly called to order, upon which the shareholders of the Company voted to adjourn the Meeting until March 11, 1999. On March 11, 1999, the Meeting was called to order and the shareholders voted to adjourn the Meeting to April 12, 1999. On April 12, 1999 the Meeting was called to order and the shareholders voted to adjourn the Meeting to May 18, 1999.

         The agreements concerning the Acquisitions permit the Company to terminate these agreements since the Acquisitions were not consummated by March 31, 1999. The Company has not yet determined whether or not to exercise this right. It remains unclear when or if the Acquisitions will be consummated.

Item 5. Other Information. The Company consummated the sale of assets in July, 1998. As a result thereof, as previously approved by the shareholders, a reverse stock split of 1 for 20 was effected on July 31, 1998. As part of, and subsequent to, such consummation, an additional 8,612,624 shares (on a post-split basis) were issued to certain creditors of the Company. Additional stock issuances to other creditors and service providers are anticipated in the near future.


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


Date: April 15, 1999                         PLAYORENA, INC.

                                             By: /s/ Lawrence Kaplan
                                                 ------------------------------
                                                 Lawrence Kaplan, President and
                                                 Secretary

                                  EXHIBIT INDEX


27.1     Financial Data Schedule