Form 10QSB
period 1999-05-31
PLAYORENA INC
filed 1999-07-15
CIK 852766

U .S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED MAY 31, 1999
                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM...................... TO ........................

                         COMMISSION FILE NUMBER 0-18412

                                 PLAYORENA INC.

                 (Name of small business issuer in its charter)

         New York                                       11-2602120
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, NY      11788
         --------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,198,679 shares of Common Stock, par value $.001, outstanding as of June 30, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES

                                 PLAYORENA, INC.

                       For the Quarter ended May 31, 1999

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                          PART I- FINANCIAL INFORMATION


                                                                    Page of
                                                                    Form 10-QSB

Item 1.  Financial Statements:
         Balance  Sheet/Liabilities and Shareholder's Equity -
                  May 31, 1999 and November 30, 1998 (unaudited)       3
         Statement of  Operations for the three months ended
                  May 31, 1999 and 1998 and six months ended
                  May 31, 1999 and 1998 (unaudited)                    4
         Statement of Cash Flows for the six months ended
                  May 31, 1999, and 1998 (unaudited)                   5
         Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis or Plan of Operation     7
----------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                PLAYORENA INC.

                                BALANCE SHEET

                                 (UNAUDITED)

                                    ASSETS


                                                  May 31,    November 30,
                                                   1999          1998
                                                -----------  ------------

Cash                                                    529           678
                                                -----------  ------------
TOTAL ASSETS                                    $       529  $        678
                                                ===========  ============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable                                 $    85,000  $     85,000
  Due to shareholder                                 22,400          --
  Liabilities of discontinued operations             66,226        66,226
  Accrued expenses                                  236,126       228,376
                                                -----------  ------------
    TOTAL CURRENT LIABILITIES                       409,752       379,602

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.001 par value;
    15,000,000 shares authorized,
    9,198,679 shares issued and outstanding           9,199         9,199
  Additional paid-in-capital                      5,273,780     5,273,780
  Accumulated deficit                            (5,692,202)   (5,661,903)
                                                -----------  ------------
    TOTAL SHAREHOLDERS' DEFICIENCY                 (409,223)     (378,924)
                                                -----------  ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $       529  $        678
                                                ===========  ============

                                PLAYORENA INC.

                           STATEMENT OF OPERATIONS

                                 (UNAUDITED)


                                                        Three months ended               Six months ended
                                                    --------------------------      -------------------------
                                                       May 31,        May 31,         May 31,        May 31,
                                                        1999           1998            1999           1998
                                                    ----------      ----------      ----------     ----------
EXPENSES:
  General and administrative                        $   18,449      $     5,000         26,049     $    10,000
  Interest Expense                                       2,125           21,884          4,250          43,768
                                                    ----------      -----------     ----------     -----------
    TOTAL EXPENSES                                      20,574           26,884         30,299          53,768
                                                    ----------      -----------     ----------     -----------

NET LOSS                                            $  (20,574)     $   (26,884)       (30,299)    $   (53,768)
                                                    ==========      ===========     ==========     ===========

NET LOSS PER SHARE                                  $    (0.00)     $      0.00          (0.00)    $     (0.00)
                                                    ==========      ===========     ==========     ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTATION          9,198,679       12,762,910      9,198,679      12,762,910
                                                    ==========      ===========     ==========     ===========


                                PLAYORENA INC.

                           STATEMENT OF CASH FLOWS

                                 (UNAUDITED)


                                                          Six months ended
                                                     --------------------------
                                                        May 31,        May 31,
                                                         1999           1998
                                                     ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(30,299)     $(53,768)
  Change in operating assets and liabilities             7,750        53,768
                                                      --------      --------

CASH USED IN OPERATING ACTIVITIES                      (22,549)         --
                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from officer's advances                      22,400          --
                                                      --------      --------

CASH PROVIDED BY FINANCING ACTIVITIES                   22,400          --
                                                      --------      --------

NET DECREASE IN CASH                                      (149)         --
                                                      --------      --------

CASH AT BEGINNING OF YEAR                                  678          --
                                                      --------      --------

CASH AT END OF PERIOD                                 $    529      $   --
                                                      ========      ========

                                 PLAYORENA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1999

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

RESULTS OF OPERATIONS -

COMPARISON OF QUARTERS ENDED MAY 31, 1999 AND MAY 31, 1998

         During both the six months ended May 31, 1999 and 1998, revenues of discontinued business were $0.

         The Company stopped operating its discontinued business in fiscal year ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1999, the Company had a shareholders deficiency of $409,223 compared to $378,924 at May 31, 1998. The Company is seeking an acquisition or merger with an operating business. Given the Company's retention of substantial liabilities following the consummation of the sale of substantially all its assets in July, 1998, the Company is concerned about its ability to attract such an operating company, and is examining all options available to it in response thereto.

PROPOSED TRANSACTIONS

         The Company intends to acquire the business of Global Travel Network, LLC, a limited liability company doing business in the state of New Jersey ("Global"). Global is a provider of travel packages and travel related services. Currently, the Company is contemplating acquiring from Global, in exchange for shares of Common Stock of the Company, all of the outstanding membership interests of Global. Immediately thereafter, a wholly-owned subsidiary of the Company would merge with and into Global, in exchange for shares of Common Stock of the Company, with Global as the surviving corporation (the "Merger"). Following the Merger, Global would be a wholly-owned subsidiary of the Company.

         The Company is currently negotiating the agreement with respect to the acquisition of the business of Global. It is contemplated that the Company's wholly-owned subsidiary formed for such purposes will merge into Global in a tax free reorganization within the meaning of Sections 351 and/or 368 of the Internal Revenue Code of 1986, as amended. Consummation of the transaction is subject to the approval of holders of a majority of the membership interests of Global. The Merger is subject to a number of conditions, and there can be no assurance that an agreement with respect to the Merger will be entered into, or that the Merger will be consummated.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, neither the Company nor any of its officers and directors are party to any legal proceeding or litigation.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  The Company had entered into (i) an Agreement and Plan of Merger with SmartLink Development Network, Inc., Todtman, Nachamie, Spizz & Johns, P.C. and King Communications International, Ltd. and (ii) an Asset Purchase and Sale Agreement with SmartLink Development Network, Inc., Todtman, Nachamie, Spizz & Johns, P.C., King Communications International, Ltd., Frank Eccles and Robert Geaghan to acquire two separate companies which are providers of wireless voice and data products and systems to the private two-way land mobile radio industry, as more particularly described in the Company's most recent Annual Report on Form 10-KSB. However, on April 22, 1999, SmartLink Development Network, Inc. sent a letter to the Company exercising its right to terminate the proposed transaction, which such termination was accepted by the Company. Accordingly, the special meeting of shareholders scheduled to approve certain matters relating to that transaction was cancelled.

Item 5.  Other Information.  None.

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

Date: July 15, 1999                               PLAYORENA INC.

                                                  By: /s/ Lawrence Kaplan
                                                  Lawrence Kaplan, President and
                                                  Secretary