Form 10-Q
period 1999-08-31
ETRAVNET COM INC
filed 1999-10-20
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

                         Commission file number 0-18412

                               Etravnet.com, Inc.
             (Exact name of registrant as specified in its charter)

              New York                                       11-2602120
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification No.)


              560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632
                    (Address of principal executive offices)

                                 (201) 567-8500
              (Registrant's telephone number, including area code)

           Playorena, Inc., 150 Vanderbilt Motor Parkway, Suite 311,
                           Hauppauge, New York 11788
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   [X]          No [  ]


  Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                               NUMBER OF SHARES OUTSTANDING ON
          TITLE OF CLASS                             October 19, 1999
          --------------                       --------------------------------

  Common Stock, $.001 par value                         5,358,073

                                    FORM 10-Q

                                    CONTENTS



  PART I -  FINANCIAL INFORMATION (Unaudited)

  Balance Sheet at August 31, 1999 and November 30, 1998                3

  Statement of Operations for the three months and nine months
   ended August 31, 1999 and 1998                                       4

  Statements of Cash Flows for the nine months ended August
   31, 1999 and 1998                                                    5

  Notes to Financial Statements for the nine months ended
   August 31, 1999                                                      6

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  7

  PART II   OTHER INFORMATION

 Item 1.   Legal Proceedings                                            8

 Item 2.   Changes in Securities                                        8

 Item 3.   Defaults upon Senior Securities                              8

 Item 4.   Submission of Matters to a Vote of Security Holders          8

 Item 5.   Other Information                                            8

 Item 6.   Exhibits and Reports on Form 8-K                             8

 Signature                                                              9

                                 PLAYORENA, INC.

                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS


                                          August 31,          November 30,
                                            1999                  1998
                                         -----------         ------------
     Cash                                     3,653                678
                                          ---------           --------

     TOTAL ASSETS                         $   3,653           $    678
                                          =========           ========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

  CURRENT LIABILITIES:
     Notes payable                        $  35,000           $ 85,000
     Due to shareholder                      41,300                -
     Liabilities of discontinued operations  66,226             66,226
     Accrued expenses                       189,692            228,376
                                        -----------        -----------
        TOTAL CURRENT LIABILITIES           332,218            379,602


  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY (DEFICIENCY):
     Common stock, $.001 par value;
       15,000,000 shares authorized;
       issued and outstanding 10,623,018
       shares at August 31, 1999 and
       9,198,679 shares at
       November 30, 1998                     10,623              9,199
     Additional paid-in-capital           5,393,815          5,273,780
     Accumulated deficit                 (5,733,003)        (5,661,903)
                                        -----------        -----------

     TOTAL SHAREHOLDERS' DEFICIENCY        (328,565)          (378,924)
                                        -----------        -----------
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY            $     3,653        $       678
                                        ===========        ===========


                                 PLAYORENA, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)


                                           Three months ended                  Nine months ended
                                        August 31       August 31          August 31       August 31
                                          1999            1998               1999             1998
                                       -----------      ----------         ----------      -----------
  EXPENSES
     General and administrative       $   38,676        $  37,297           $  64,725       $  47,297
     Interest expense                      2,125           20,217               6,375          63,985
                                      ----------        ---------           ---------       ---------
       TOTAL EXPENSES                     40,801           57,514              71,100         111,282
                                      ----------        ---------           ---------       ---------
  INCOME (LOSS) FROM
     CONTINUING OPERATIONS               (40,801)         (57,514)            (71,100)       (111,282)
                                      ----------        ---------           ---------       ---------
   INCOME (LOSS) FROM
     DISCONTINUED OPERATIONS                   0          430,357                   0         430,357
                                      ----------        ---------           ---------       ---------
  NET INCOME (LOSS)                   $  (40,801)       $ 372,843            $(71,100)       $319,075
                                      ==========        =========           =========       =========

  NET INCOME (LOSS) PER SHARE:
     Continuing operations            $    (0.00)       $   (0.05)           $  (0.01)       $  (0.14)
     Discontinued operations                0.00             0.41                0.00            0.55
                                      ----------        ---------           ---------       ---------

  NET INCOME (LOSS) PER SHARE -
     BASIC                            $    (0.00)       $    0.35            $  (0.01)       $   0.41
                                      ----------        ---------           ---------       ---------
  WEIGHTED AVERAGE SHARES
     USED IN COMPUTATION               9,383,645        1,052,485           9,383.645         776,259
                                      ==========        =========           =========       =========

                                 PLAYORENA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                       August 31,     November 30,
                                                          1999            1998
                                                       -----------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $  (71,000)     $ 319,075
     Adjustments to reconcile net income (loss)
     to net cash used by operating activities:
     Stock issued for services                             21,150
     Gain on liabilities extinguished                                   (430,357)
    Change in operating assets and liabilities
     Increase (decrease) in accrued expenses               11,625         78,985
                                                       ----------      ---------

  CASH USED IN OPERATING ACTIVITIES                       (38,325)       (32,297)
                                                       ----------      ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officer's advances                      41,300         36,176
                                                       ----------      ---------
  CASH PROVIDED BY FINANCING ACTIVITIES                    41,300         36,176
                                                       ----------      ---------
  NET INCREASE IN CASH                                      2,975          3,879

  CASH AT BEGINNING OF YEAR                                   678              -
                                                       ----------      ---------
  CASH AT END OF PERIOD                                $    3,653      $   3,879
                                                       ==========      =========

                                 PLAYORENA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        NINE MONTHS ENDED AUGUST 31, 1999

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

     2. SUBSEQUENT EVENT

     On September 17, 1999 Playorena, Inc. ("Playorena") acquired the outstanding capital stock of Global Travel Network, LLC ("Global Travel") in exchange for 5,063,379 shares of Playorena's common stock, representing 94.5% of the issued and outstanding common stock of Playorena upon completion of the merger. Prior to the acquisition, Playorena's shareholders approved (a) a reverse stock split in which each share of Playorena common stock was exchanged for 0.027533 of a share of its common stock, and (b) a change in the name of the Company to Etravnet.com, Inc., effective September 29, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

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

        In light of the fact that the Company has discontinued its operations, no remedial measures were taken to address the Year 2000 computer issue.

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

     RESULTS OF OPERATIONS -
     COMPARISON OF QUARTERS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

        During both the six months ended August 31, 1999 and 1998, revenues of discontinued business were $0.

        The Company ceased operating its discontinued business in fiscal year ended November 30, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

        On September 17, 1999, the Company acquired Global Travel Network LLC as described below. The Company believes that with this operation, it has sufficient financial resources to engage in its current business plans for at least the next twelve months.

     RECENT ACQUISITION

        On September 17, 1999 Playorena, Inc. ("Playorena") acquired the outstanding capital stock of Global Travel Network, LLC ("Global Travel") in exchange for 5,063,379 shares of Playorena's common stock, representing 94.5% of the issued and outstanding common stock of Playorena upon completion of the merger. Prior to the acquisition, Playorena's shareholders approved (a) a reverse stock split in which each share of Playorena common stock was exchanged for 0.027533 of a share of its common stock, and (b) a change in the name of the Company to Etravnet.com, Inc., effective September 29, 1999.

        In business since 1982, Global Travel, through its Global Travel Network franchise business, has approximately 350 locations throughout the United States, including over 50 franchised travel agencies located within Wal-Mart Supercenters nationwide and over 50 international franchised
     agencies  and  master   franchisees   representing  21  countries  and  the
     Caribbean.

                           PART II - OTHER INFORMATION


     Item 1    Legal Proceedings

            None

     Item 2    Changes in Securities

            None

     Item 3    Defaults upon Senior Securities

            None

     Item 4    Submission of Matters to a Vote of Security Holders

            None

     Item 5    Other Information

            None

     Item 6    Exhibits and Reports on Form 8-K

            (a) Exhibit 27 - Financial Data Schedule (for electronic submission only)

            (b)   Reports on Form 8-K

                  None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ETRAVNET.COM, INC.


                                            By: /s/ Michael Brent
                                                ---------------------------
                                                 Michael Brent, President


     Dated:   October 20, 1999