Form 10-Q
period 1999-09-30
ETRAVNET COM INC
filed 1999-11-15
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________

                         Commission File Number: 0-18412

                               ETRAVNET.COM, INC.
             (Exact name of registrant as specified in its charter)

           New York                                   11-2602120
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

              560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632
                    (Address of principal executive offices)

                                 (201) 567-8500
              (Registrant's telephone number, including area code)

                 Playorena, Inc., 150 Vanderbilt Motor Parkway,
                      Suite 311, Hauppauge, New York 11788
(Former name, former address and former fiscal year, if changed since last report)


  Number of Shares Outstanding of Common Stock,
  $.001 Par Value, at November 12, 1999             5,225,781
                                                    ---------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               ETRAVNET.COM, INC.
                           (FORMERLY PLAYORENA, INC.)


                               SEPTEMBER 30, 1999



                                    INDEX




                                                                 Page
                                                                 ----
PART I  FINANCIAL INFORMATION (unaudited)

        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Balance Sheet                                             1
        Statements of Operations                                  2
        Statement of Stockholders' Equity                         3
        Statements of Cash Flows                                  4
        Notes to Financial Statements                            5-6
        Management's Discussion and Analysis of Results
         of Operations and Financial Condition                   7-9

PART II OTHER INFORMATION                                        10

SIGNATURE PAGE                                                   11

                         PART I. Financial Information

ITEM 1. Financial Statements
                               ETRAVNET.COM, INC.
                           (FORMERLY PLAYORENA, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                     September 30,  December 31,
                                                         1999          1998
                                                      -----------   ------------
                                                      (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                          $    44,252   $    109,557
   Short-term investments                               1,246,297        944,176
   Accounts receivable, less allowance for doubtful
      accounts of $17,955                                 425,533        433,498
   Prepaid expenses and other current assets              161,693        112,623
                                                      -----------   ------------
           Total Current Assets                         1,877,775      1,599,854
                                                      -----------   ------------
PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation                                             47,919         53,649
                                                      -----------   ------------
OTHER ASSETS
  Notes receivable, less current portion                  634,751        569,592
  Security deposits                                        57,207         56,750
  Investment in and advances to affiliate                   5,379          5,531
                                                      -----------   ------------
         Total Other Assets                               697,337        631,873
                                                      -----------   ------------
         TOTAL ASSETS                                 $ 2,623,031   $  2,285,376
                                                      ===========   ============

               LIABILITIES AND SHAREHOLDERS' AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $   152,898   $    137,682
  Deferred revenue                                         79,457        108,892
                                                      -----------   ------------
         Total Current Liabilities                        232,355        246,574
                                                      -----------   ------------
OTHER LIABILITIES
  Deferred revenue                                        629,941        569,592
  Security deposits                                       139,357        120,583
                                                      -----------   ------------

         Total Other Liabilities                          769,298        690,175
                                                      -----------   ------------
         Total Liabilities                              1,001,653        936,749
                                                      -----------   ------------
SHAREHOLDERS' AND MEMBERS' EQUITY
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 5,225,781 shares issued and outstanding     5,226          -
  Additional paid-in capital                            1,616,152          -
  Retained earnings (deficit)                                -             -
  Members' equity                                            -         1,348,627
                                                      -----------   ------------
        Total Shareholders' Equity                      1,621,378      1,348,627
                                                      -----------   ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' AND
          MEMBERS' EQUITY                              $2,623,031     $2,285,376
                                                       ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                               ETRAVNET.COM, INC.
                           (FORMERLY PLAYORENA, INC.)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                              Three Months Ended          Nine Months Ended
                                                 September 30,              September 30,
                                              1999         1998          1999            1998
                                          ----------   ------------   ------------   ------------
Revenues
   Franchise fees                         $    4,462   $    172,021   $    473,113   $    732,402
   Franchisee service fees and other         371,828        389,477      1,143,537      1,060,325
   Travel agency revenues                    818,444        626,908      2,917,974      1,646,930
   Advertising fees                           75,400         26,200        197,122         77,834
                                          ----------   ------------   ------------   ------------
      Total Revenues                       1,270,134      1,214,606      4,731,746      3,517,491
                                          ----------   ------------   ------------   ------------
Operating Expenses
   Cost of travel agency revenues            835,540        698,866      2,885,763      1,573,518
   Marketing and selling                     277,303        289,497        929,207        921,533
   General and administrative                296,521        247,576        712,224        907,083
   Equity in loss of affiliate                  -              -             5,119           -
   Merger related expenses                   241,000           -           241,000           -
                                          ----------   ------------   ------------   ------------
      Total operating expenses             1,650,364      1,235,939      4,773,313      3,402,134
                                          ----------   ------------   ------------   ------------
      Income (loss) from operations         (380,230)       (21,333)       (41,567)       115,357

Interest income                               24,562         17,766         58,151         51,322
                                          ----------   ------------   ------------   ------------
        Income (loss) before income
           taxes                            (355,668)        (3,567)        16,584        166,679

Provision for income taxes                      -              -              -              -
                                          ----------   ------------   ------------   ------------
        Net income (loss)                 $ (355,668)  $     (3,567)  $     16,584   $    166,679
                                          ==========   ============   ============   ============
Pro forma Information

   Historical income (loss) before
      income taxes                        $ (355,668)  $     (3,567)  $     16,584   $    166,679

   Provision for Income Taxes
      Adjustment to recognize income
         taxes as if company had
         been a "C" corporation                 -              -             6,600         66,700
                                          ----------   ------------   ------------   ------------
      Pro forma net income (loss)         $ (355,668)  $     (3,567)  $      9,984   $     99,979
                                          ==========   ============   ============   ============
   Earnings (loss) Per Share:

      Weighted average common
         shares outstanding                5,225,781      3,609,930      5,078,789      3,609,930
                                          ==========   ============   ============   ============
   Basic earning (loss) per share         $     (.07)  $       -      $       -      $        .03
                                          ==========   ============   ============   ============
   Weighted average common shares
      outstanding assuming exercise
      of warrants                          5,225,781      3,609,930      5,196,382      3,609,930
                                          ==========   ============   ============   ============
   Diluted earnings (loss) per share      $     (.07)  $       -      $       -      $        .03
                                          ==========   ============   ============   ============

     See accompanying notes to condensed consolidated financial statements.

                               ETRAVNET.COM, INC.
                           (FORMERLY PLAYORENA, INC.)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                               Global Travel
                                                              Etravnet.Com, Inc.                Network L.L.C.
                                                    -----------------------------------------  --------------
                                                                      Additional
                                                     Common Stock      Paid-In       Retained    Members'
                                                    Shares    Amount   Capital       Earnings     Equity            Total
                                                    ------    ------  ----------     --------   ----------       ----------
Balance, January 1, 1999                               -      $ -     $      -       $  -       $1,348,630       $1,348,630

Capital contribution by member net of related
   costs of $40,000                                    -        -            -          -          210,000          210,000

Net earnings of Global Travel Network, L.L.C.
   through September 17, 1999                          -        -            -          -           16,584           16,584

Distributions to managing member                       -        -            -          -         (194,836)        (194,836)

Merger of Global Travel Network, L.L.C. with
   Etravnet.Com, Inc. on September 17, 1999       5,225,781    5,226    1,375,152       -       (1,380,378)            -

Issuance of finders shares in connection with merger   -        -         241,000       -             -             241,000

Net earnings of Etravnet.Com, Inc. from
   September 18, 1999 through
   September 30, 1999
                                                 ----------   ------   ----------     ----------  --------       ----------
                                                 $5,225,781   $5,226   $1,616,152     $ -       $     -          $1,621,378

     See accompanying notes to condensed consolidated financial statements.

                               ETRAVNET.COM, INC.
                           (FORMERLY PLAYORENA, INC.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)



                                                                         1999        1998
                                                                      ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $   16,584  $  166,679
                                                                      ----------  ----------
  Adjustments to  reconcile  net income to net
     cash provided by operating activities:
        Equity in loss of affiliate                                          155        -
        Merger expenses paid in shares of common stock                   241,000        -
        Depreciation                                                       9,411       2,343
        Changes in assets and liabilities:
          Accounts receivable                                              7,965    (220,196)
          Notes receivable                                               (35,724)    173,751
          Prepaid expenses and other
            current assets                                               (78,505)     17,913
          Security deposits                                                 (457)    (17,429)
          Accounts payable and accrued expenses                           15,216     (29,609)
          Deferred revenue                                                30,914    (172,202)
          Other liabilities                                               18,774      40,694
                                                                      ----------  ----------
          Total adjustments                                              208,749    (204,735)
                                                                      ----------  ----------
          Net cash provided (used) by operating activities               225,333     (38,056)
                                                                      ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and fixtures                                      (3,681)    (25,361)
  Acquisition of short-term investments                                 (302,121)   (174,806)
                                                                      ----------  ----------
          Net cash provided (used) by investing activities              (305,802)   (200,167)
                                                                      ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to shareholder                                          (194,836)   (608,000)
  Net proceeds from private placements                                   210,000     855,500
                                                                      ----------  ----------
          Net cash provided by financing activities                       15,164     247,500
                                                                      ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (65,305)       9,277

CASH AND CASH EQUIVALENTS - beginning                                    109,557      12,311
                                                                      ----------  ----------
CASH AND CASH EQUIVALENTS - end                                       $   44,252  $   21,588
                                                                      ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                               ETRAVNET.COM, INC.
                           (FORMERLY PLAYORENA, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the nine months ended September 30, 1999 and 1998. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 1998 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     The financial statements included in this filing are those of Global Travel Network, L.L.C. ("Global") and do not include the results of Playorena's operations for the nine months ended August 31, 1999. During that nine month period, Playorena reported no revenues and a net loss of approximately $70,000. Through September 17, 1999, Plaoyorena conducted no significant operations.

2.   MERGER WITH GLOBAL TRAVEL NETWORK, L.L.C.

     The Company has completed its Agreement and Plan of Reorganization dated July 27, 1999, which was amended on September 17, 1999 (the "Merger") with Global. The Agreement provided for the conversion of the Global's membership interests into a total of 5,063,379 of the Company's common shares, including 132,292 common shares reserved for issuance upon exercise of certain Company stock purchase warrants for $.01 per share assumed by the Company and 88,195 common stock per share warrants exercisable at $4.00 per share. In connection with the Merger, Global's financial advisor received 80,371 common shares. The estimated fair value of such shares, $241,000, is reflected as a charge to operations in the quarter ended September 30, 1999. The stock purchase warrants expire in March 31, 2003. Shortly after the com-pletion of the transaction discussed above, the Company changed its name from Playorena, Inc. ("Playorena") to Etravnet.Com, Inc. References to Playorena in this document are to the company in existence and as it was constituted before the merger.

3.   REVERSE STOCK SPLIT

     Prior to the transaction described in Note 2, the Company's shareholders approved a reverse stock split in which each share of the Company's common stock was exchanged for 2.7533 percent of a share of common stock.

                               ETRAVNET.COM, INC.
                           (FORMERLY PLAYORENA, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)



4.   CONTINGENCIES

     Merger Related Items

     As of the date of the Merger, Playorena's recorded liabilities amounted to $332,218. As of that date, the details of such payables were as set forth as follows:

        Notes payable                             $ 35,000
        Due to shareholder                          41,300
        Liabilities of discontinued operations      66,226
        Accrued expenses                           189,692
                                                  --------
                Total liabilities                 $332,218
                                                  ========

     In connection with the Merger, certain Playorena shareholders agreed to indemnify the Company with respect to "losses" incurred with regard to any of these "payables" (as the term is used in the Indemnification Agreement dated September 1999) which are "Reflected on the Playorena financial statements as of May 31, 1999 or incurred subsequently prior to the date of closing."

     The indemnification relates to any claims or other legal actions commenced to collect any amounts included in the balances set forth above, to the extent that claim is made by the potential creditor within three years from the date of the Indemnification Agreement.

     For the reasons set forth above, the Company has given no accounting recognition to these items in its September 30, 1999 financial statements.


     Legal Proceedings

     The Company is involved in legal proceedings incurred in the normal course of business. At September 30, 1999, there were no proceedings that, in the opinion of management would have a material effect on the financial position of the Company if adversely decided.

     Year 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 computer system failures. The Company is still in the process of identifying and evaluating the risks associated with its financial and operation systems. The Company is also in the process of obtaining information from its customers, suppliers and others as to the status of their exposure to year 2000 problems. The total cost of compliance and its effect on the Company's future results of operations has not yet been determined.


5.   COMMITMENT.

     During September 1999, the Company entered into an consulting agreement with respect to the development of the Company's website. In connection therewith the Company will be obligated to pay the consultant in excess of $1,000,000 over the next twenty-four months for services to be provided.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following discussion is based on an analysis of the Company's results of operations for the nine and three months ended September 30, 1999 as compared to the equivalent periods in 1998. The operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any future period, nor can they be expected to be indicative of results to be obtained for the year ending December 31, 1999.

     Results of Operations

     Three months and nine months ended September 30, 1999 compared to the three months and nine months ended September 30, 1998

     Net revenues

     Franchise fees

     Franchise fees declined from $172,021 and $732,402 for the three and nine months ended September 30, 1998 to $4,462 and $473,113 for the three and nine months ended September 30, 1999. Franchise fees are determined in large part by the timing of cash receipts on certain area franchise arrangements. In addition, the Company achieved higher sales of individual franchises in the 1998 periods.

     Franchise service fees

     Franchise service and other fees declined from $389,477 for the three months ended September 30, 1998 to $371,828 for the three months ended September 30, 1999.

     Franchise service and other fees increased from $1,060,325 in the nine months ended September 30, 1998 to $1,143,537 for the nine months ended September 30, 1999. The increase in franchise service and other fees between these periods is attributable to increase in the number of franchisees.

     Travel Agency Revenues

     Travel agency revenues increased from $626,908 and $1,646,930 for the three and nine months ended September 30, 1998, respectively, to $818,444 and $2,917,974 in the three and nine-month periods ended September 30, 1999, respectively. The increases in both the three and nine month period ended September 30, 1999 is primarily attributable to increases of franchisees in the system.

     Adverting revenues

     Advertising revenues increased from $26,200 and $77,834 for the three and nine months ended September 30, 1998, respectively, to $75,400 and $197,122 for the three and nine months ended September 30, 1999, respectively. The increases in such comparisons are attributable to increases of franchisees in the system.


     As a result of the above, total net revenues increased from $1,214,606 and $3,517,491 for the three and nine month periods ended September 30, 1998, respectively to $1,270,134 and $4,731,746 for the three and nine month periods ended September 30, 1999, respectively.


     Operating expenses

     Cost of travel agency revenues increased from $698,866 and $1,573,518 for the three and nine month periods ended September 30, 1998, respectively to $835,540 and $2,885,763 for the three and nine month periods ended September 30, 1999, respectively. As a percentage of travel agency revenues, costs for the three and nine month periods ended September 30, 1998 were 111% and 96%, respectively, as compared to 102% and 99% for the three and nine month periods ended September 30, 1999, respectively. The travel agency business services the franchisees of the Company, from which the Company derives substantial revenues.

     Marketing and selling expenses declined slightly ($12,194, or 4%) during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, and increased slightly ($7,674, or less than 1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

     General and administrative expenses increased from $247,576 in the three months ended September 30, 1998 to $296,521 for the three months ended September 30, 1999. The increase is primarily attributable to servicing more agencies. General and administrative expenses declined from $907,083 for the nine months ended September 30, 1998 to $712,224 for the nine months ended September 30, 1999, a decline of $$194,859, or approximately 21%.

     In connection with the Company's merger into with Global Travel Network, L.L.C., 80,371 common shares (valued at $3.00 per share) were given to the Company's financial advisors as partial consideration for their advisory services. The estimated fair value of the shares, $241,000, is reflected as a charge to operations in the three months and nine months ended September 30, 1999.




     Liquidity and Capital Resources

     The Company has updated its accounting software programs to be in compliance with Y2K specifications.

     The Company believes that its main third party vendor providing the company with e-mail, bulletin boards, and communications with Company's franchisees and vendors is in compliance with Y2K specifications. The Company does not expect to incur any additional costs to be in compliance.

     During September 1999, the Company acquired the rights to certain pending patents regarding technology that the Company intends to utilize in the development of a new website. Pursuant to the agreement to acquire the technology, the Company paid the developer $20,000 and is committed to payments based on services rendered during the next 24 months that will be over One Million Dollars.

     As of September 30, 1999, the Company cash and short-term investments totaled approximately $1,290,000. For the nine months ended September 30, 1999, the Company's operations generated cash flow of $225,333. In addition, in March 1999 the Company completed the sale of 500,000 units (approximately 444,000 common shares) from which it raised $210,000, net of $40,000 in related costs. Distributions to the Company's managing member prior to the merger were approximately $195,000. Purchases of short-term investments were approximately $302,000 during the nine months ended September 30, 1999.

     Forward Looking Information

     Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect," "anticipate," "intend," and "project," and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experiences may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by the Company's operations, increased competitive activity, fluctuation in demand for travel services and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management does not believe that there are any material market risk exposures with respect to derivative or other financial instruments that are required to be disclosed.

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

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule (for electronic submission only)

          (b)   Reports on Form 8-K

               (i)  Report on Form 8-K dated September 17, 1999, as amended

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ETRAVNET.COM, INC.


                                               By: /s/ Michael Brent
                                                   --------------------------
                                                    Michael Brent, President


Dated:   November 12, 1999