Form 10KSB
period 1999-12-31
ETRAVNET COM INC
filed 2000-03-30
CIK 852766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                           Commission File No. 0-18412

                               ETRAVNET.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                          11-2602120
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

560 Sylvan Avenue,                                          07632
Englewood Cliffs, New Jersey                              (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:     (201) 567-8500
                                                        --------------

          -----------------------------------------------------------
          (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2000 was approximately $12,630,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 28, 2000, there were 5,505,201 shares of Common Stock, par value $.001 per share outstanding.

     Documents incorporated by reference: None

                                     PART I

Item 1.  Business
-------  --------

OUR BUSINESS

    Etravnet.com, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies operating under the names, Travel Network, Global Travel Network and Travel Network Vacation Central as well as Internet-based travel-related services. We were recognized as the number one franchisor in the overall category in North America by Income Opportunities Magazine (April 1999), the number one travel agency franchise by Income Opportunities Magazine (February 2000), and one of the top 100 franchises by Entrepreneur Magazine (January 1999). We are also a full-service provider of travel products and services to the leisure and small business traveler. We operate our business under our trade name "Global Travel Network" and our web sites "etravnet.com," "hagglewithus.com" and "rezconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers such as GoGo Worldwide Vacations, the largest North American wholesaler of travel packages. Liberty Travel, the retail division of GoGo Worldwide Vacations, owns an eight percent (8%) interest in the company. In addition, we offer our customers the ability to make reservations on over 437 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators. Our travel product and service offerings are available to our customers through:

-    our  exclusive   franchise  network  of  over  350  domestic  and  over  50 international travel agencies;

-    our  websites  (www.travelnetwork.com,  www.etravnet.com, www.hagglewithus.
     com) and websites which are not travel-related, but which utilize our travel reservation system; and

    Since the inception of the franchise company over 18 years ago, we have built a network of approximately 350 domestic and approximately 50 international travel agencies which we sell as franchises to various individual and corporate franchisees, each of whom bears the costs of establishing the particular franchise location. Over 50 of our domestic locations are in Wal-Mart Supercenters under the trade name "Travel Network Vacation Central ." We plan to open additional Vacation Central franchise locations in various Wal-Mart Supercenters and other mass merchandisers or throughout the US and internationally. This "store-within-a-store" concept has resulted in increased sales and exposure reaching an estimated 40,000 to 60,000 consumers per week per Wal-mart location spanning over 3 << years of operation; and we believe we are well positioned for expansion of this concept to other chains.

    Establishing travel agency franchises has facilitated our growth and enhanced our operations because:

-    we pass all start-up costs to the franchisee;

- as franchisor, we are able to control and oversee the operations of the newly-created franchise, thereby ensuring that our high standards of quality are maintained; and

- we can obtain significant discounts from various travel providers because of our purchasing power which results in better prices and higher commissions for franchisees which can be passed along to the consumer as competitive pricing and value added services.

    We have also extended our franchise model to web-based travel agency businesses, thereby giving us an increased presence on the Internet. The franchise format we use for web-based agencies has features similar to a franchise for a "brick and mortar" or actual site travel agency. Once again, we can pass the start- up costs along to the franchisee while increasing our network and enhancing our bulk purchasing power opportunities.

    In addition to establishing franchises, we also

- sell airline tickets, hotel and resort room nights, car rentals, tours, cruises, packages and other travel- related products directly to consumers and Internet-based travel agencies as well as our franchisees;

- provide various "backbone" Internet and non-Internet services, including a unique system to make and pay for travel reservations, to our franchisees; and

- generate advertising and other Internet usage revenues from the various web sites in our franchise network.

    Total gross bookings for the aggregate sales of the franchise chain have grown from $1.1 billion in 1994 to in excess of $1.5 billion in 1999. We generated revenues of $3.3 million, $4.5 million, and $5.9 million for the fiscal years ended December 31, 1997, 1998 and 1999 respectively. Gross bookings represent the aggregate retail value sold by our entire franchise network for travel products and related services sold to their customers.

BUSINESS ACQUISITION

     Etravnet.com, Inc. was incorporated in the State of New York in December, 1981 under the name Playorena, Inc. ("Playorena"). Playorena formerly operated recreational play and exercise programs specifically designed for children. Playorena discontinued these operations in November, 1997. In July, 1998,
Playorena sold all of its assets to an entity formed by Michael Astor, Playorena's then largest shareholder. Mr. Astor transferred to Playorena all of his common stock in Playorena in exchange for the assets of Playorena. Also in July, 1998, Playorena effected a 1 for 20 reverse stock split. Shortly thereafter $1.1 million in debt was converted into 8,612,624 shares of Playorena's Common Stock.

    On July 27, 1999, Playorena, Playorena Acquisition Corp., a wholly-owned subsidiary of Playorena, and Global Travel Network LLC, a New York limited liability company ("Global") entered into an Agreement and Plan or Reorganization (the "Merger Agreement"). In accordance with the Merger Agreement, Playorena acquired all of the outstanding membership interests of Global in exchange for 5,063,379 shares of Playorena Common Stock. The 5,063,379 shares of Playorena Common Stock includes 4,931,087 shares which were issued to the holders of all of the outstanding membership interests of Global, and 132,292 shares which were reserved for issuance upon the exercise of Common Stock Purchase Warrants issued by Playorena to certain former holders of Global membership interests in exchange for warrants to purchase additional membership interests in Global.

    Immediately prior to the merger, Playorena effected a .027533 for 1 reverse stock split which resulted in a total of 294,694 shares of issued and outstanding Playorena Common Stock. As a result of the merger, the former holders of membership interests in Global received 49,319 shares of Playorena Common Stock for each one percent of Global membership interest held. Upon the completion of the merger, 4,850,716 shares or approximately 93 % of the issued and outstanding Common Stock of Playorena was owned by former holders of Global membership interests and Global became a wholly-owned subsidiary of Playorena. Concurrently with the merger, Playorena amended its Certificate of Incorporation to change its name to Etravnet.com, Inc.

INDUSTRY BACKGROUND

Travel Industry

    The U.S. travel industry is large and growing. Consumers in the U.S. spent $126 billion on travel through travel agencies in 1999, up from $101 billion in 1997, according to the Travel Weekly 1998 U.S. Travel Agency Survey. Airline travel (including leisure and business travel) represents the largest segment by dollar volume of the travel industry and constitutes $71 billion, or 56% of total travel dollar volume booked through travel agencies in 1999, as stated in the survey. Historically, airlines, cruise lines, tour operators and, to a lesser extent, hotels and rental car agencies have relied on internal sales departments and travel agencies as their primary distribution channels. The traditional travel agency channel is highly fragmented, with few nationally recognized brands. According to the Airline Reporting Corporation, there are over 23,000 travel agencies operating in more than 33,000 locations in the U.S..

    Customers traditionally have relied on travel agents to access and interpret the large amounts of rapidly changing and complex information relating to travel products. In many cases, the ability of customers to obtain the most favorable schedules and fares has been subject to the skill and experience of individual travel agents. However, consumers are increasingly seeking alternative means to access complete travel information and the ability to make informed autonomous travel-related purchases.

Growth in Internet Travel Services

    The traditional travel industry is one in which the consumer is faced with a multiplicity of choices relating to schedules, prices and reservation availability. This market complexity makes the Internet a particularly well-suited medium for the consumer to use to conduct real-time research and make informed buying decisions. According to Forrester Research, online leisure travel bookings are expected to grow from $3 billion in 1998 to over $29 billion in 2003. The purchase of travel products requires easy access to a vast amount of data regarding pricing, scheduling and availability and other travel information. This data changes frequently and consumers are increasingly seeking more convenient access to this information and the ability to comparison shop for travel products. Additionally, the existing travel agency infrastructure is highly fragmented and is under economic pressure which may require travel agencies to reduce their service and institute or increase their service fees. Consequently, consumers have thus far been receptive to initial offerings of travel services on the Internet and online travel bookings have become one of the largest categories of electronic commerce. Consumers have been attracted by the convenience of purchasing travel products and services via the Internet and to date have sought online travel sites that are easy-to-use and that have compelling travel-related content such as booking capabilities and destination information.

OUR TRAVEL AGENCY FRANCHISE OPERATIONS

Start-up Agencies

    Our domestic travel agency franchise operations included 356 agencies at December 31, 1999, operating in 37 states. We also have international travel agency franchise operations and master franchise representation consisting of 51 agencies at December 31, 1999, representing 21 countries. All of our franchises operate under the names "Travel Network," "Global Travel Network," "Travel Network Vacation Central," or "ETN 2000" for Small Office, Home Office (SOHO) locations.

    Currently, over 50 of our domestic franchise locations are located in Wal-Mart Supercenters under the trade name "Vacation Central." We will continue to seek "store-within-a-store" locations for our franchises in order to increase our brand visibility and also to facilitate one-stop shopping for our customers. We also have well known companies such as Payless Car Rental operating our franchises. We will continue to seek to market the franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise agencies.

    Franchisees are required to execute a standard franchise agreement prior to operating a Travel Network agency. Our current standard franchise agreement provides for, among other things, a one-time, non-recurring franchise fee ranging from $19,900 to $29,900, payable upon the execution of the franchise agreement, for "brick & mortar" franchise locations. This fee covers our costs incurred in connection with our start-up training, assistance and supervision of the franchisee as well as initial forms, supplies and manuals. SOHO internet agencies online have a franchise entry fee of $3,995.

    Start-up franchisees are required to pay us the following monthly service fees:

-    $350 during the first year of operations;
-    $550 during the second year of operations;
-    $750 during the third year of operations;
- $750 plus an increase in proportion to the current yearly increase in the Consumer Price Index during the fourth through the tenth years of operation.

    SOHO internet agencies are required to pay $100 per month during the first year of operation and $150 per month thereafter.

    Franchisees also pay us a monthly fee of $50 which pays for the maintenance of their website and online booking engine.

    Franchisees are approved on the basis of their business and educational background, net worth and capital available for investment. We offer third-party financing arrangements to our franchisees. All franchise applicants must have at least $60,000 available for start-up and working capital purposes.

    We provide numerous support services to our franchisees. We assist in and approve all site selections. Thereafter, we provide architectural prototype plans suitable for store lay-out and design. We also supply the franchisee with guidelines which will assist in lease negotiations for the site except in the case of Wal-Mart locations which are pre-negotiated by us. The franchisee is required to follow our models for all signage. The franchisee is responsible for all costs associated with site selection, development, construction and decoration.

    We require all of our franchisees to complete an intensive four week training workshop which includes one week of business development training, one week of Travel Network agency operations, one week of airline computer training and one week of hands-on training held on-site at the agency. In addition to the extensive training provided to each of our franchisees, we provide each franchisee with extensive operations manuals and remain available to our franchisees for management assistance and support. We communicate with each of our franchisees by our telephone help desk, through our electronic bulletin board and e-mail through the airline computer system, and through our intranet on-line communications system. Each franchisee also has a representative who serves as a liaison between the franchisee and our office. We also offer assistance to our franchisees in the following areas:

-    site selection;
-    recruiting,   screening  and  hiring   recommendations  for  employment  of
     qualified staff;
-    one year subscription to trade publications;
-    4 week up-front training program;
-    store layout and design;
-    a furniture and equipment package is available for purchase;
-    bookkeeping system setup and assistance;
- and notification of industry suppliers who send the initial supply of travel brochures and literature; and
- include franchisees on mailing lists and vendor rep visitation schedules; on-going field support visitation from our field training team.

    Franchised agencies are required to be operated in accordance with uniform operating standards and specifications relating to travel services for consumers, signage, decor, equipment, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations through visitation to locations. We have the right to terminate a franchise if a franchisee does not operate and maintain a location in accordance with the requirements of its franchise agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non- payment of fees, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended December 31, 1999, we terminated 13 franchise agreements.

Conversion Agencies

    In addition to our Start-up franchise agencies, we also offer alternative franchise arrangements to pre-existing, full service travel agencies which wish to become part of our network of agencies and thereby enjoy the benefits of higher commissions and competitive travel programs and also to utilize our various web site and internet services. These agencies are referred to as "Conversion Agencies" due to the fact that they were previously independent agencies which have utilized some or all of the services which we offer to our Start-up franchisees including:

-    Higher   commissions  on  travel  products  which  result  from  negotiated agreements with suppliers;
- Access to their own interactive internet website using our sophisticated technology;
-    Access to our award winning marketing and customer loyalty programs;
-    Access to training programs for staff and outside sales team.

    The sign-up fee for a Conversion Agency is $3,000 for the first three (3) years. We also receive a service fee of $300 per month for the first year; $400 per month during the second year and $550 per month for the third year with CPI adjustment in future years.

Small Office/Home-Office ("SOHO") Agencies

    We also enter into franchise relationships with individuals who wish to operate a travel agency from their homes or offices. Operators of SOHO agencies are able to avail themselves of all of our travel related products, on-line services. SOHO agencies are similar to Start-up franchises but do not require site locations within which to conduct business since these agencies are operated by individuals from their home or office.

    SOHO agencies are easier for us to franchise because:

-    No site location, development or decorating is required;
-    There are no staff or employees which need to be hired and trained; and
- Operations are more streamlined and easier to manage since the business is completely web-based.

    SOHO agencies represent an effective, low-cost franchise alternative for us which allows us to easily develop an extensive franchise network and also to operate franchises in more remote areas due to the ease with which SOHO agency franchises can be established and maintained. The one-time sign-up fee for a SOHO agency is $3,995. We also receive a service fee of $100-$150 per month and 30% of the gross commissions earned by each SOHO agency for the sale of travel products.

Regional and International Presidents

    We have established 356 franchise agencies throughout the U.S. and 51 franchise agencies abroad through the combined efforts of our Corporate Headquarters Sales Team and our Regional Presidents and International Presidents. A Regional President is given the right, for a designated area within the U.S., to solicit, interview and recommend prospective franchisees to the Company. The Regional President continues to oversee the training and development of the franchisees after the initial 4 week training is concluded, which have been developed by the Regional President and also provides support services to the franchise on an ongoing basis.

    An International President is given the right, for a designated area in one or more countries, to operate our franchise system within the international territory, and, thereafter, solicit international franchise locations. Upon the acquisition of eligible franchisees, the International President supervises the establishment of franchises in accordance with the local laws of the territory. The International President oversees the training and development of the franchises which have been established and provides support services to the franchise on an ongoing basis.

    Our use of Regional and International Presidents has assisted us in expanding our franchise network both domestically and abroad. Additionally, we have an increased degree of control over our franchises which remain under the supervision of Regional and International Presidents. Furthermore, Regional and International Presidents are better-equipped to locate promising franchise candidates and to oversee the franchise process due to familiarity with the location of the franchise as well as the prevailing laws and business conditions.

    Each start-up franchisee which is referred to us by a Regional President is required to pay us a $19,900 - $29,900 one-time sign-up fee and monthly service fees ranging from $350 to $750 plus CPI depending on the number of years the franchise has operated. Each Regional President in the U.S. is required to pay us a one-time sign-up fee ranging from $40,000 to $200,000 in general and each International President's territory ranges from $100,000 - $500,000, in general.

    The following table sets forth each of our different components of domestic franchising operations, revenues recorded in connection with each component, and the percentage of each components revenues to our total domestic franchise related revenues for the fiscal year ended December 31, 1999:

Franchise Form               No. of Agencies    1999 Revenue Percentage of 1999 Total
--------------               ---------------    ------------ ------------------------
Start-up Franchise Agencies       163            $915,000              46%

Conversion Agencies                40             120,000               6%

SOHO Agencies                      12              55,000               3%

Vacation Central Agencies          52             507,000              26%

Agencies Established by
Regional Presidents                38             160,000               8%

Agencies Established by

International Presidents           51             209,000              11%
                                               ----------             ----
                                               $1,966,000             100%
                                               ==========             ====

OUR INTERNET OPERATIONS

    Online sales of travel services have expanded dramatically in recent years due to the substantial benefits of e-commerce to both travel service suppliers and consumers. By moving their travel services online, travel service suppliers, retail travel agencies and travel wholesalers can reach a global customer base from a central location. Furthermore, both the low cost of customer interaction and the automation of processing and fulfilment functions supported by Internet sales allow online travel service providers the potential to maintain lower operating expenses. Consumers benefit from convenient access to a range of travel options and information regarding available travel services and products. According to Forrester Research, online travel bookings are expected to grow to $29.5 billion in 2003 from $3.1 billion in 1998, representing a compound annual growth rate of 57%.

    As the online travel services industry continues to evolve and mature, we believe consumers will increasingly demand an easy to use web site that provides a broad range of travel services, including transportation, accommodations, activities and travel-related content and the ability to comparison shop for preferred suppliers, price levels, destinations and packages. To offer consumers maximum value and competitive prices, the web site must have access to value added and competitive travel pricing in addition to published rates and fares through a global distribution service. In addition, we believe travel service suppliers will seek online distribution partners that will aggressively market their products to provide an effective distribution channel that helps minimize excess capacity and responds quickly to distressed inventory while suppliers maintain published rates.

OUR ETRAVNET WEBSITE

    Our website provides consumers with content-rich, value-added travel services as well as on-line, real-time negotiating for their services. Visitors to our site at www.etravnet.com have immediate access to our easy to use proprietary booking engine. Unlike many other travel web sites, we do not require customers to pre-register or provide personal information prior to searching our database for travel options. Visitors simply type in their desired destination and itinerary, and the booking engine simultaneously displays a range of travel options, rates and availability for the visitor to compare. At any time, visitors can review detailed information about each of our destination markets, including in-depth hotel and dining information, local news and events and other travel planning information. We provide customer support through our call center 24 hours a day, 7 days a week to answer customer questions and assist in finding the best travel value for their needs. Customers can either complete travel purchases in a few easy steps online, or call our reservation center to purchase travel offline.

    As of December 31, 1999, our travel inventory includes contracts for wholesale rates at over 4,000 hotels in the U.S. and 30 countries and access to wholesale airfares with 37 major airlines. To complete a purchase, customers select the hotel and/or airline of their choice and supply basic identification and credit card information. Once the order is submitted, the customer receives instant online confirmation that travel has been booked and a subsequent e-mail to verify the transaction. We also provide our customers with the option to complete travel purchases quickly and efficiently through our reservation center. Fulfilment is completed with e-tickets, whenever possible, or printed tickets sent to the customer by overnight courier service.

    Our customers can view detailed information on many different travel options and travel related services at any time while shopping for travel values, all without leaving the convenience of our web site.

- HOTELS. By selecting and featuring a broad range of hotels in the economy, mid-price and luxury price ranges in desirable areas of each market we serve, we assist our customers in finding the properties best suited to their individual preferences and budget.

- SPECIALS. We offer various "specials" in cooperation with our strategic partners in each market we serve by offering deeper than usual promotional discounts for a select number of hotels and hotel/air packages, cruises, tours and car rentals.

- LOCAL EVENTS AND ATTRACTIONS. We offer extensive information on local events and attractions by providing access to local content providers in each of our destination markets in the U.S.

- RESTAURANT GUIDE. We allow customers to view over 100,000 dining alternatives in over 7,000 cities by featuring restaurant photos, commentary and menus and providing our patent-pending technology to make restaurant reservations on-line.

- GROUND TRANSPORTATION. We offer access to rental car reservations and other local transportation options, such as limousine and shuttle services.

- WEATHER REPORTS. We provide access to current weather information for planning for packing and ground transportation on arrival.

-    TRAIN INFORMATION. We offer complete information on International rail.

- CRUISE INFORMATION. We offer complete cruise information for all major cruise lines with cruise itineraries throughout the world. By entering specific preferences, the consumer prompts our computer system to sort out the ships and sailing dates that fit the travelers' desires while posting our special rates as compared to the cruise line's brochure rates.

- TOURS. We offer an extensive selection of tours throughout the world with value-added items as well as competitive pricing.

- MISCELLANEOUS SERVICES. Consumers who visit our website also have access to flight tracking, an information source with departure and arrival update information of flights on the day of travel, currency conversion information, travel insurance and quick air fare check, which enables our consumer to select departing and arriving cities as well as departure and return dates and receive instantaneous fare information.

OUR HAGGLE WEBSITE

    Users of our website may also negotiate in "real time" directly with travel providers for low prices through the use of "HaggleWithUs.Com," our web-based, one-on-one reverse auction website. HaggleWithUs is owned and operated by the Company and allows a consumer to negotiate directly with any travel supplier chosen by the consumer. The consumer makes a bid for the purchase of the travel services, which bid is transmitted to the travel supplier or its representative through the HaggleWithUs website. The bid is converted to an automated phone call which is received by the travel supplier or the representative which point the bargaining process begins. Assuming the travel provider is able to offer a price which is acceptable to the consumer and the consumer is willing to accept the price of the travel supplier, a confirmation will be issued by the travel provider within seconds of the initial consumer inquiry. The HaggleWithUs process enables a consumer to maintain control over his transactions by allowing the consumer to pick the travel supplier, bid directly with the travel supplier for the lowest price and confirm the travel arrangements, all within minutes. We have contracts for over 4,000 hotels with wholesale rates which we will utilize for the HaggleWithUs website. We plan to expand the use of HaggleWithUs to sell cruises, resorts, hotels and rentals and airline tickets. We have a pending-patent application on file for the technology which drives the HaggleWithUs products.

    We will derive revenues from monthly listing fees from each travel service provider which utilizes the HaggleWithUs website as well as a sign-up fee and a transaction fee that will be a percentage of the cost of the travel services purchased. Our listing fees for travel suppliers who wish to utilize HaggleWithUs are:

-    a subscription fee of $150.00 for the first year,
-    $25.00 per month maintenance fee; and
-    13% of gross sales exclusive of tax and transaction fee.

    We have also developed a real-time reservations system which will allow consumers to transact directly with travel suppliers in real time to reserve hotel rooms, tours and other travel services. This on-line reservation system is called "ReZconnect," and will soon be available on our website. We expect this patent- pending technology to be available to consumers in or about April, 2000.

OUR INTERNET B-2-B MODEL

    Commencing in or about April, 2000, we will begin to extend our business-to-business (B-2-B) business model to Internet companies which are not in the travel industry bur which own high traffic web sites with a strong demographic of upscale users or large e-commerce web sites, which are not travel-related but which would like to offer our travel products within their own web sites and under their own brand name. These B-2-B sites are referred to as "Private Label Agencies." The sales of the travel products on these sites are transacted through our Internet booking engine and the revenues generated from these sales are shared by us and the owner of the web site. Our Internet booking engine will also be available to our start-up franchises, conversion agencies, SOHO agencies, as well as independent travel agencies under our Power Partners non-franchised program, each of whom may establish its own web site, using its own brand name. Through their use of our Internet booking engine, franchisees and B-2-B private labeled sites will offer their web clients an efficient mechanism to electronically purchase air travel services, hotel rooms, car rentals, cruises and tours and vacation packages. Additionally, the use of our Internet booking engine will enable our B-2-B users to benefit from:

- providing an important service on their web sites that creates a reason for users to visit more often and stay on the site longer;
- tracking all accounting matters related to sales made on their site; discounted and competitive travel products;
- the capability to utilize our patent-pending technology which drives HaggleWithUs and Rezconnect, our on-line, real time travel-related services;
-    revenue sharing on the sales of all travel products.

    The Private Label Agency pays us a one-time fee of $4,000 and their revenue shares a commission split equal to up to 50% of the base commission of the aggregate purchases of all travel products sold through our booking engine on the private label site.

    We have entered into an agreement with Amadeus, our booking engine provider which will enable us to earn revenues, or segment fees, based on the number of reservations made by us or any of our franchise agencies and/or Private Label agencies. Each reservation will correspond to a certain number of segments. For example, a tour, a cruise and a combination of air, hotel and car rental will be credited for 2,2, and 4 or more segments, respectively. We estimate that 10 tour bookings (equal to 20 segments), 10 hotel bookings (equal to 20 segments) and 73 combined air, hotel and car rental bookings (equal to 292 segments) will generate $100,000 in gross revenue from Amadeus. Our agreement with Amadeus provides that we receive $0.60 per segment per year based on the total booking volume of our company.

MARKETING AND SALES

    We utilize a variety of marketing programs to attract new and existing travel agencies and potential web and non-web based franchisees and Private Label web sites of companies not in the travel industry into our network. We also are continually trying to increase brand awareness and promote our brand names, including Travel Network, HaggleWithUs.Com and Etravnet.com. These programs are intended to include, among others, investing in online advertising and entering into selected marketing relationships to drive traffic to our Web site and toll-free telephone reservation and customer service center. We also intend be strategically placed on search engines, enter in B-2-B relationships with high profile e-commerce companies, utilize the resources of strong public relations and investor relations firms, and place advertisements on selected high viewership cable television shows implementing a two million dollar ($2,000,000) cable television advertising campaign for which we have purchased air time. We also will be attending trade shows, engaging in telemarketing and sending broadcast faxes to restaurant associations and groups, tourist and visitor and convention boards, hotel associations and hotel groups and e-mail to reach domestic and international potential private label customers and ReZconnect customers from our hotel and restaurant sites as well as products from HaggleWithUs.com

Marketing Relationships

    We seek to increase our bulk purchasing power, the range of travel products we offer, the consumer base which has access to our products and franchised agencies, our access to online customers, build brand recognition and expand our online presence by entering into agreements with select wholesale and retail travel providers, online search engines, content providers, communities and Web sites. We refer to those agreements as strategic marketing relationships. To this end, we have already established a strategic relationship with Go-Go Worldwide Vacations.

COMPETITION

        The market for travel products and services is extremely competitive. We compete primarily with:

- traditional travel agencies such as American Express Travel Related Services, Carlson Wagonlit Travel and Uniglobe Travel;

- individual airlines, hotels, car rental companies, and tour package operators and other travel suppliers;

- online travel reservation services such as Biztravel.com, Cheap Tickets, Expedia which is operated by Microsoft, Getthere.com, Preview Travel, Priceline.com, The Trip.com and Travelocity which is operated by The SABRE Group; and

-    consolidators and wholesalers of airline tickets and other travel products.

    In addition to the traditional travel agency channel, most travel suppliers also sell their products and services directly to customers, predominantly by telephone. As the market grows for online travel services, we believe that the number of companies involved in the online travel products and services industry will increase and travel suppliers, traditional travel agencies and travel industry information providers will increase their efforts to develop services that compete with our online services. Many airlines and hotels offer travel services directly through their own Web sites, including travel services from other travel suppliers, eliminating the need to pay commissions to third parties such as the Company. We are unable to anticipate which other companies are likely to offer competitive services in the future. There can be no assurance that our online operations will compete successfully with any current or future competitors.

    Many of the our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to Web site and systems development than our company. In addition, new technologies and the continued enhancement of existing technologies may increase competitive pressures on our company. Increased competition may result in reduced operating margins, loss of market share and brand recognition. There can be no assurance that we will be able to compete successfully against current and future competitors or address increased competitive pressures, which may cause a decrease in our business and adversely affect our results of operations and financial condition.

INTELLECTUAL PROPERTY

    We regard our intellectual property as important to our future success on the Internet. Presently our intellectual property includes our names "Etravnet.com" and "HaggleWithUs.Com" and our copyrights in original works of authorship created in connection with the business and our Web sites. We rely on a combination of laws and contractual restrictions, including trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to establish and protect our proprietary rights. However, available trademark and copyright protection may not be sufficient to protect our intellectual property. Also, such protection may not be available or sought by us in every country in which our products and services are made available. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property. Our failure to protect our intellectual property could harm our business.

    We also rely on third-party licensed technology for our computer systems and content for our Web sites. These third-party licenses may not continue to be, and those which we may seek to obtain in the future may not be, available to us on commercially reasonable terms or at all. The loss or inability to obtain any of these licenses could result in delays in Web site development or services until equivalent content, if available, is identified, licensed and integrated. Any such delays in site development or services could harm our business.

GOVERNMENT REGULATION

    We are subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

    The FTC's "Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" requires us to provide disclosure of specified information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC rule does not require registration or filing of the disclosure document, fourteen states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of seventeen other states require some form of registration under "business opportunity" laws, which sometimes apply to franchisors such as us.

    Laws which regulate one or another aspect of the franchisor-franchisee relationship presently exist in twenty-one states and the District of Columbia. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded us from seeking franchisees in any given area. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations.

    We are not aware of any pending franchise legislation which in its view is likely to significantly affect our operations. We believe that our operations comply substantially with the FTC rule and state franchise laws.

    Some segments of the travel industry are heavily regulated by the federal and state governments, and accordingly, some services offered by us are affected by such regulations. For example, we are subject to United States Department of Transportation regulations prohibiting unfair and deceptive practices, and Airline Reporting Corporation regulation, which requires us to provide them with a weekly report, and a record of, every ticket sold since the previous report. In addition, Department of Transportation regulations concerning the display and presentation of information that are currently applicable to airline booking services could be extended to us in the future, as well as other laws and regulations aimed at protecting consumers accessing online travel services or otherwise. We are required to register as a seller of travel pursuant to the Seller of Travel Act enacted in some states, comply with disclosure requirements and participate in restitution funds.

    All of our services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. We are also subject to related "plain language" statutes in place in many jurisdictions, which require the use of simple, easy-to-read, terms and conditions in contracts with consumers. Such consumer protection laws could result in substantial compliance costs and interfere with the conduct of our business.

    Although there are very few laws and regulations directly applicable to the protections of consumers with respect to Internet commerce, it is possible that legislation will be enacted in this area and could cover such topics as permissible online content and user privacy (including the collection, use, retention and transmission of personal information provided by an online user). Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies.

EMPLOYEES

    As of December 31, 1999, we had 34 employees, of which 25 were full-time and 9 were part-time. Of the total, 12 full-time were employed in operations, 5 employees in administration, 8 in sales and marketing and 9 in technology. We have never had a work stoppage, and none of our employees is represented by a labor union. We consider our employee relations to be good. We believe that our ability to achieve our financial and operating objectives depends in large part upon our continued ability to recruit, retain and motivate highly qualified employees, and upon the continued service of our senior management and key sales and technical personnel.

Item 2.  Properties
-------  ----------

    Our principal executive office consists of approximately 2,600 sq. ft. of leased space in an office building in Englewood Cliffs, New Jersey. The monthly rent is $4,000. The lease expires in October, 2002. We believe we will be able to extend our existing lease or renegotiate a new lease upon favorable terms when our existing lease expires. We currently have no plans to relocate, however, we plan to take additional space in this building to meet our growing needs. We have no other offices and we do not own any properties. All franchised agency sites are owned or leased directly by the franchisees for such agencies.

Item 3.  Legal Proceedings
-------  -----------------

    We are involved in ordinary and routine litigation from time to time. We are also involved in the following litigation:

    In a lawsuit filed in Indiana, on June 1999 JCB Enterprises ("JCB"), a franchisee of the Company is seeking money damages in excess of $80,000 for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between us and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and us. JCB recently filed personal and corporate bankruptcy and JCB's interest in the lawsuit has been transferred to JCB's bankruptcy trustee who has given an indication of interest in settling the lawsuit out-of-court. We have made an offer to settle this lawsuit for $15,000. This offer was not accepted by JCB's bankruptcy trustee.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
    None.

                                     PART II

Item 5.  Market for Registrant's Common Stock or Plan of Operation
-------  ---------------------------------------------------------

Common Stock Prices

     Our common stock has traded on the OTC Bulletin Board under the symbol "ETRV" from September 17, 1999 to December 14, 1999 and "ETVT" since December 15, 1999. Prior thereto, it was trading under the symbol "PLEX". The following table sets forth the high and low closing share prices per share for the periods indicated:

                                                  High           Low
                                                  ----           ---
Fiscal year ended December 31, 1998
     First quarter                              $.001         $ .001
     Second quarter                              .001           .001
     Third quarter                               .001           .001
     Fourth quarter                              .05            .001

Fiscal year ended December 31, 1999
     First quarter                              $.03          $ .01
     Second quarter                              .01            .01
     Third quarter                               .25            .02
     Fourth quarter (after 1 for 36.320052     13.50           6.00
                      reverse split)

     At March 27, 2000 the closing price per share for our common stock, as reported by Nasdaq was $8.00.

Dividend Policy

     We have not declared nor paid a cash dividend on our common stock since our initial public offering. It is the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

     As of March 1, 2000, we had 685 shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Recent Sales of Unregistered Securities

     We have sold unregistered shares of our common stock in the following transactions:

     (a) On July 27, 1999, Playorena, Playorena Acquisition Corp., and Global Travel Network LLC, a New York limited liability company entered into an Agreement and Plan of Reorganization (the "Merger Agreement"). In accordance with the Merger Agreement, Playorena acquired all of the outstanding membership interests of Global in exchange for 5,063,379 shares of Playorena Common Stock.

The 5,063,379 shares of Playorena Common Stock includes 4,931,087 shares which were issued to the holders of all of the outstanding membership interests of Global, and 132,292 shares which were reserved for issuance upon the exercise of Common Stock Purchase Warrants issued by Playorena to certain former holders of Global membership interests in exchange for warrants to purchase additional membership interests in Global.

     Immediately prior to the merger, Playorena effected a .027533 for 1 reverse stock split which resulted in a total of 294,694 shares of issued and outstanding Playorena Common Stock. As a result of the merger, the former holders of membership interests in Global received 49,319 shares of Playorena Common Stock for each one percent of Global membership interest held. Upon the completion of the merger, 4,850,716 shares or approximately 93 % of the issued and outstanding Common Stock of Playorena was owned by former holders of Global membership interests and Global became a wholly-owned subsidiary of the Company. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     (b) On or about December 8, 1999 the Company issued 47,250 shaes of its common stock to acquire that part of Travel Network On-Line LLC not already owned by the Company. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.


Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

     Etravnet.com, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies as well as Internet-based travel-related services. We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We operate business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation Central" as well as web sites "Etravnet.com," "HaggleWithUs.com," and "Rezconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

OVERVIEW

     Our revenues are predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers, and the retail value of travel agency related sales. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales net of allowances, for cancellations, are recognized generally when the related service is booked and paid for. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required of the Company have been performed and collectibility of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized in the accrual basis as earned.

     With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating sellers. Because the Company is the merchant record in these transactions, revenue for these services includes the total amount billed to the customer.

     The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Based on the past several years leisure vendors including tour operators, cruise lines, and hotel and car packagers have not reduce their commission levels but in fact have offered the company incentive commissions above the standard compensation for its volume business. The company expects that its weighted average commission on online transactions revenue will increase due to the fact that its leisure bookings are much greater as percentage of total sales than airline ticketing which offers the company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to the Company or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues, except as indicated:

                                      Year Ended      Year Ended
                                      December 31,    December 31,
                                          1999           1998
                                      -----------     -----------
Revenues

  Franchise fees                         7.0 %         21.2 %
  Franchise service fees and
     other                              26.2 %         28.0 %
  Travel products and services          65.0 %         48.5 %
  Advertising and other                  1.8 %          2.3 %
                                       -------         ------
TOTAL REVENUES                           100 %          100 %
                                       -------         ------
Operating Expenses

  Cost of travel products and sales     59.1 %         44.9 %
  Marketing and selling                 21.9 %         29.5 %
  General and administrative            23.8 %         23.3 %
  Merger related charges for
     issuance of common stock            4.0 %           -
                                       -------         ------
TOTAL OPERATING EXPENSES               108.8 %         97.7%

  Income (loss) before other
     income and income taxes            (8.8 %)         2.3 %
  Other income - primarily interest      1.4 %          1.6 %
                                       -------         ------
  Income (loss) before income taxes     (7.4 %)         3.9 %

Income taxes                              -              -
                                       -------         ------
  Net income (loss)                    (7.4 %)           3.9%
                                       =======         ======

Comparison of years ended December 31, 1999 ("1999") and 1998 ("1998")

REVENUES

  Franchise Fees. Franchise fees declined in 1999 as compared to 1998 as a direct result of management's decision in 1999 to focus all of its resources and funding on a development and growth of the Company's Internet presence. In 1999, the Company reduced its advertising and promotion of franchising activities in its domestic and international market because of time and cost considerations and devoted full attention to its development of Internet based travel services. The company's Internet business has completed its beta testing, and is expected to be released in the early part of the second quarter of the year 2000. Management believes that it will have the time and effort to resume an aggressive promotion for its domestic and international franchising since it no longer will be preoccupied with the development of its web based business.

  Franchise Service Fees and Other. Franchise service fees increased from 1999 to 1998 by approximately $293,000 or 23%. The increase is attributable to an increase in the number of operating franchisees in 1999. Additionally, each franchise agreement requires franchisees to pay monthly franchise fees, which have annual scheduled increases.

  Travel Products and Services. Travel products and services increased by approximately $1,664,000 from 1998 to 1999, for an increase of approximately 76%. The increase is attributable to an increase in the number of franchisees utilizing the Company as their credit card merchant of record, various incentives offered to franchisees by the Company to interest franchisees customers in travel packages, increased customer traffic as a result of the Company's Internet ("on-line") presence, and an increase in override commissions received.

OPERATING EXPENSES

  Cost of travel products and services. Cost of travel products and services increased by approximately $1,478,000 or 73%. These costs increased as a result of higher commissions and fees paid to franchisees in connection with the earlier noted incentives offered to customers, as well as increased travel related revenue. Cost of travel products and services as a percentage of travel products and services sales were approximately 91% for 1999 and 93% for 1998. The slight improvement in gross margin is the result of certain incentive programs offered to customers in 1999 and not in 1998. Certain of these incentive programs were substantially wound down as of December 31,1999.

  Marketing and Selling. Marketing and selling expenses decreased by approximately $34,000 from 1998 to 1999. The decrease represents a change of approximately 2.5%. Decreases in payroll costs were partially offset by increases in incentives and on-line related commissions.

  General Administrative. General and administrative expenses increased by approximately by $357,000 or 34% from 1998 to 1999. As a percentage of total revenues, general and administrative expenses were 23.8% in 1999 as compared to 23.3% in 1998. The increase in general and administrative expense in 1999 (in dollar terms) is attributable to increases in consulting expenses related to the Company's expanding Internet activities, professional and other fees related to the Company's status (as of September 17, 1999) as a public company and stock-based compensation recorded in 1999 related to the granting of stock options to employees and consultants in 1999.

  Merger Related Charge for Issuance of Common Stock. In connection with the Company's revenue acquisition of Playorena, Inc. consummated on September 17, 1999, the Company's investment advisors were issued 80,371 shares of the Company's common stock. For financial accounting purposes, we estimated that each share had a fair value of $3.00 on the date of the transaction. We determined fair value based on our investment advisors estimates of entity value for purposes of allocating shares between the former Playorena shareholders and the Company's shareholders.

  Variability of Results

  The Company's travel products and services gross bookings have increased significantly year to year due to expansion of the Company's distribution channels, travel services and customer base, repeat purchases by existing customers and increased customer acceptance of electronic commerce. Revenues from travel products and services grew in conjunction with the growth in gross bookings. Operating expenses have similarly increased on a year to year basis, reflecting increased spending on developing the Company's online operations and expanding its strategic relationships.

  As a result of the Company's limited operating history in online commerce and the variability that can be experienced by our franchising operations, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based predominantly on its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and anticipated net losses in a given period may be greater than expected.

  The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to (I) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner,
(vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry.

  In addition, the Company expects that it will experience seasonality in its business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

  Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

  Although the Company was successful in becoming a public entity in September 1999, no capital was raised in connection therewith. Previously, in March, 1999, the Company's wholly owned subsidiary, Global Travel Network, raised $210,000 (net of $40,000 in syndication costs) in a private sale of membership interests. In January 1998 Global Travel Network raised $855,000 in another private sale of membership interests.

  Cash used in operations was approximately $42,500 in 1999 and $6,000 in 1998. Cash used in operating activities in 1999 was primarily attributable to the Company's net loss, increases in accounts receivable, prepaid expenses and security deposits, all of which were partially offset by increases in accounts payable and other liabilities. Cash used in operating activities in 1998 was primarily attributable to an increase in accounts receivable and decrease in accounts payable and accrued expenses.

     Cash used in investing activities in 1999 was approximately $59,000 and in 1998 was approximately $144,000. Cash used in investing activities in 1999 was primarily for payments for short term investments, furniture and fixtures, a down payment on our software license fee, all partially offset by cash provided by Travel Network On-Line, LLC, in which we owned a 25% interest until December 8, 1999, when we acquired the balance of the company. Cash used in investing activities in 1998 was primarily for payments for furniture and fixtures and payments for short-term investments.

     Cash provided by financing activities was approximately $12,000 in 1999 and $248,000 in 1998. Cash provided by financing activities consisted of proceeds form the sale of equity interests of $210,000 and $855,000 in 1999 and 1998, respectively. The proceeds of the equity sales were partially offset by distributions to Global's members of approximately $198,000 and $608,000 in 1999 and 1998, respectively.

     As of December 31, 1999, the Company had approximately $20,000 in cash and approximately $1,010,000 in short-term investments. The Company's principal commitments consist of amounts due pursuant to its master lease with Wal-Mart. These amounts, however, are substantially recovered by the Company's subleases with its Wal-Mart Supercenters franchisees. In addition, we are obligated to make additional payments to the developer of our "Haggle" software in 2000, which we believe could potentially aggregate $120,000.

  We believe that our results of operations, current cash, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2000.

  Management has initiated discussions with an investment banker for the sale, through a private placement, of shares of the Company's common stock.

POSSIBLE SALE OF FRANCHISE SYSTEM

  The Company has been approached by an unrelated entity with respect to the possible sale of the Company's Travel Products and Services Division, including it franchise system, to this entity. As of the date of filing on Form 10-KSB, a preliminary asset purchase agreement has been drafted. If the transaction is effected, thereafter the "bricks and mortar" travel agency activities of the Company's Travel Products and Services Division, including the franchise system, would be carried out by the purchaser, and the Company's On-Line travel agency activities would thereafter become the Company's principal activity.

  Currently, the Company can give no assurance that an agreement to sell substantially all of the assets of its Travel Products and Services division will be effected.

YEAR 2000 CONSIDERATIONS

  The Company conducted a program to bring its internal systems and products into Year 2000 (Y2K) compliance. This program included upgrades to internal computer systems and technical infrastructure, as well as a review of the Company's product lines to bring them into Y2K compliance. In addition, the Company surveyed its significant suppliers to determine their ability to provide necessary products and services that are critical to business continuation through Y2K.

  The Company has experienced no interruptions in its business because of Y2K and is not aware of any significant problems being experienced by its customers or suppliers that would have a negative impact on the Company. There can be no assurance, however, that unexpected difficulties related to Y2K compliance at the Company, its customers, or its suppliers will not occur. Such unexpected difficulties could have a material adverse effect on the Company. Through December 31, 1999, the Company's Y2K compliance for software testing, modifications and upgrades were completed without any significant expenditures.

  Funding for regular updates to computer systems, technical infrastructure and other requirements were not a significant expense to the company.

FORWARD-LOOKING STATEMENTS

 All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the company's financial position, business strategy, Year 2000 readiness and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this annual report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints and the impact of any disruption or failure in normal business activities at the company and its customers and suppliers as a consequence of Year 2000 related problems. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 7. Financial Statements.
------- ---------------------

  The consolidated financial statements and supplementary data is submitted as a separate section of this report beginning on Page F-1.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------
   None

                                    PART III

Item 9.  Directors  and  Executive  Officers,  Promotors  and  Control  Persons;
-------  -----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

     The directors and executive officers of the Company are as follows:

Name                  Age       Position(s) with the Company
----                  ---       ----------------------------
Michael Brent . . .   58        President and Chief Executive
                                Officer and Director
Stephanie Abrams. .   56        Executive Vice President
Derek Brent . . . .   29        Vice President of Reservations and Director
Harold Kestenbaum .   50        Director

------------

    Michael Brent has been a director of the Company since September 1999. He graduated from the University of Miami in June 1965 with a Bachelor of Arts in administration and accounting. From July 1965 through 1974, he was a Director of Convention Sales for his family hotel business. From 1974 - 1981, Mr. Brent owned and operated his own travel company. In 1982, he helped start Travel Network, Ltd. (the Company) and served as Vice President until June 1989 when he became its Chief Operating Officer and a part owner. In 1994, Mr. Brent became the Company's President and Chief Executive Officer. As of December 1997, he became sole owner of the Company. Mr. Brent has been a director of the Company since 1999.

    Stephanie Abrams joined the Company in 1986 with strong travel experience in retail, wholesale, tour operations and travel sales. Ms. Abrams earned a Bachelor of Arts with a major in education in 1965 and a Master in Science with a double major in social sciences and education from Queens College of the City University of New York in 1967. Ms. Abrams has expanded and continually redefined the Company's training program to meet changing needs, developed and implemented marketing programs and has been responsible for the sale of individual unit franchises, conversion of existing agencies, the sales of U.S. Regional Master Rights while concurrently spearheading its globalization. She has held the positions of Director of Field Services (1986), National Director of Marketing (1988), Vice President of Global Marketing (1992) and assumed the position of Executive Vice President in 1995. Her marketing and franchise achievements have earned her numerous awards and recognition as an industry leader. For example, she has served on advisory boards of ASTA, the ASTA Council of Travel Marketing Organizations, Dollar Rent-A-Car, Hong Kong Tourism, System One and AMADEUS Travel Industry Reservations Systems, as well as the International Affairs Committee of the International Franchise Association. Ms. Abrams has consistently been named on the list of the Most Powerful Women in Travel (Travel Agent Magazine) and has been the Company's number two executive since 1988. More recently, she has taken an active role in repositioning the Company's emphasis on technology and its application in e-commerce.

    Derek Brent has been a director of the Company since September 1999. He joined the Company in May 1993 as sales consultant. In 1996, he became Director of Sales. Mr. Brent, the son of Michael Y. Brent, graduated from the University of Maryland in June 1993 with a Bachelor of Business Administration and Accounting, majoring in accounting. He has passed all necessary CPA examinations and is applying for certification as a CPA by Certified Public Accountants Board of New Jersey. Mr. Brent has been a director of the Company since 1999.

    Harold Kestenbaum has been an independent director the Company since September 1999. Mr. Kestenbaum has been engaged primarily in the private practice of law, specializing in franchise law from his Garden City, New York offices.

Item 10.  Executive Compensation
-------   ----------------------

     The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered for the fiscal years ended December 31, 1999, 1998 and 1997.

                   Summary Compensation Table

                                            Annual Compensation            Long-Term Compensation
                                     ---------------------------------  ----------------------------

                                                          Other Annual  Restricted   Securities
     Name and               Fiscal                        Compensation Stock Awards  underlying       All Other
Principal Position           Year     Salary      Bonus        (1)         ($)      Options/SARS(#) Compensation
------------------          ------    ------      -----   ------------ ------------ --------------  ------------
Michael Y. Brent             1999    $175,000    $54,000     $45,000        -           200,000          -
Chairman, President and      1998    $175,000    $48,000     $35,000        -              -             -
Chief Executive Officer      1997    $139,000    $39,000     $25,000        -              -             -

Stephanie Abrams             1999    $102,000    $10,000        -           -           100,000          -
Executive                    1998        -          -           -           -              -             -
Vice President               1997        -          -           -           -              -             -

------
(1)  Includes automobile, medical and miscellaneous travel expenses.

Employment Contracts

     In March 2000, we entered into an employment agreement with Michael Y. Brent, for a term expiring in 2005, providing for an annual base salary of $192,500 a year with annual 10% increases thereafter, and bonus incentive of 10% of all front end franchise fees earned by the Company.

Option/SAR Grants in Last Fiscal Year

   The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended December 31, 1999.

                                         Individual Grants
                   ---------------------------------------------------------
                       Number of       % of Total
                      Securities     Options Granted  Exercise
                      Underlying       Employees in     Price     Expiration
Name               Options Granted (1)  Fiscal Year   per Share      Date
----               ------------------ --------------  ---------   ----------
Michael Y. Brent        200,000            40%          $3.00         2006
Stephanie Abrams        100,000            20%          $3.00         2006

(1)  These options are exercisable for seven years.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

     The following information concerns the exercise of each stock option and/or free standing SAR during the last fiscal year by each of the named executive officers and the aggregate fiscal year-end value of unexercised options and SARs.

                                          Number of
                                     Securities Underlying       Value of Unexercised
                                     Unexercised Options at      In-The-Money Options
                                         Fiscal Year End          at Fiscal Year End
Name               Exercise Realized Exercisable/Unexercisable Exercisable/Unexercisable
----               -------- -------- ------------------------- -------------------------
Michael Brent         -        -            - / 200,000             $ - / $1,350,000
Stephanie Abrams      -        -            - / 100,000             $ - /   $675,000

Indemnification Agreements

    We have entered into separate indemnification agreements with our officers and directors and we have agreed to provide indemnification with regard to specified legal proceedings so long as the indemnified officer or director has acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. We only provide indemnification for expenses, judgments, fines and amounts paid in settlement actually incurred by the relevant officer or Director, or on his or her behalf, arising out of proceedings brought against the officer or Director by reason of his or her corporate status.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Exchange Act requires our executive officers, Directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth as of March 27, 2000 information with regard to ownership of our common stock by (1) each beneficial owner of 5% or more of our common stock, based on filings with the Commission; (2) each executive officer named in our "Summary Compensation Table"; (3) each of our directors; and (4) all of our executive officers and directors as a group:

                            Common Stock                   Percent
Name and Address (1)      Beneficially Owned              of Class
--------------------      ------------------              --------
Michael Y. Brent              3,726,000                     67.68%
Stephanie Abrams                100,000                      1.82%
Derek Brent                     100,000                      1.82%
Harold Kestenbaum                  -                          -
Directors and Officers
 as a group (4 persons)       3,926,000                      71.3%

-------
(1) The address of each of the individuals and entities in this table is 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Item 12.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

     On July 27, 1999, the Company, (then known as Playorena, Inc.) Playorena Acquisition Corp., a wholly-owned subsidiary of Playorena, Inc. and Global Travel Network LLC, a New York limited liability company ("Global") entered into an Agreement and Plan or Reorganization (the "Merger Agreement"). In accordance with the Merger Agreement, we acquired all of the outstanding membership interests of Global in exchange for 5,063,379 shares of our Common Stock. The 5,063,379 shares of our Common Stock included 4,931,087 shares which were issued to the holders of all of the outstanding membership interests of Global, and 132,292 shares which were reserved for issuance upon the exercise of Common Stock Purchase Warrants issued by us to certain former holders of Global membership interests in exchange for warrants to purchase additional membership interests in Global.

     As a result of the merger, the former holders of membership interests in Global received 49,319 shares of our Common Stock for each one percent of Global membership interest held. Upon the completion of the merger, 4,850,716 shares or 93% of our issued and outstanding Common Stock was owned by former holders of Global membership interests and Global became a wholly-owned subsidiary of the Company.

     The Company pays commissions to another company owned by Michael Brent. Such payments totalled approximately $118,000 and $42,000 for the years ended December 31, 1999 and 1998, respectively.

                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------    ---------------------------------------------------------------

     (a) Consolidated Financial Statements

     The consolidated financial statements listed in the accompanying index to consolidated financial statements and schedule on Page F-1 are filed as part of this report.

     (b) Exhibits

     Certain of the following exhibits (as indicated in the footnotes to the list), were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1993 or under the Securities Exchange Act of 1934 and are herein incorporated by reference.

Exhibit
  No.                         Exhibit
-------                       -------

3.1  Certificate of Incorporation  of the Company  (Incorporated by reference to
     Exhibit 3.1 to Registration Statement on Form S-18, File No. 33-29561-NY).
3.2 Certificate of Amendment to the Certificate of Incorporation of the Company (Incorporated by reference to Form 10-KSB for the fiscal year ended November 30, 1998).
3.3 Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of New York on September 28, 1999.
3.4  By-Laws of the Company,  as amended.  (Incorporated by reference to Exhibit
     3.2 to Registration Statement on Form S-18, File No. 33-29561-NY).
10.1 Employment Agreement between the Company and Michael Y. Brent, dated March 1, 2000.
10.2 Lease Agreement between Wal-Mart Stores, Inc. and Travel Network dated as of July 1, 1996.
10.3 Form of Indemnification Agreement.
27   Financial Data Schedule

   (b)  Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ETRAVNET.COM, INC. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 24th day of March, 2000.

                                  ETRAVNET.COM, INC.

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent
                                  Chairman of the Board,
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of ETRAVNET.COM, INC. in the capacities indicated on the 24th day of March, 2000.

/s/ Michael Y. Brent               Chairman of the Board
Michael Y. Brent                   President and Chief Executive Officer

/s/ Stephanie Abrams               Executive Vice President
Stephanie Abrams

/s/ Derek Brent                    Director
Derek Brent

/s/ Harold Kestenbaum              Director
Harold Kestenbaum

                               ETRAVNET.COM, INC.
                    (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND

                                AUDITORS' REPORT

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    CONTENTS

                                                                     Page
                                                                     ----

AUDITORS' REPORT                                                      F-1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                                       F-2
  Statements of Operations                                            F-3
  Statements of Shareholders' and Members' Equity                     F-4
  Statements of Cash Flows                                            F-5
  Notes to Financial Statements                                      F-6-15

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders'
Etravnet.Com, Inc.


We have audited the accompanying consolidated balance sheet of Etravnet.Com, Inc. (formerly Playorena, Inc.) and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareholders' and members' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Etravnet.Com, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



                                       /s/ Israeloff, Trattner & Co., P.C.
Valley Stream, New York                    Israeloff, Trattner & Co., CPAs, P.C.
February 9, 2000

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents (Note 1)                  $   19,813
   Short-term investments (Note 1)                      1,009,956
   Accounts receivable, less allowance for doubtful
      accounts of $74,955                                 418,461
   Current portion notes receivable (Note 1)               74,640
   Prepaid expenses and other current assets               96,857
                                                       ----------
          Total Current Assets                                        $1,619,727

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation of $36,862 (Note 1)                                       73,085

OTHER ASSETS
   Goodwill (Note 3)                                      227,848
   Notes receivable, less current portion (Note 1)        703,397
   Software license costs (Note 2)                        888,800
   Security deposits and other                             90,439
                                                       ----------
          Total Other Assets                                           1,910,484
                                                                      ----------
          TOTAL ASSETS                                                $3,603,296
                                                                      ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses               $  270,986
   Deferred revenue (Note 1)                               74,640
                                                       ----------
          Total Current Liabilities                                   $  345,626

OTHER LIABILITIES
   Deferred revenue (Note 1)                              703,397
   Security deposits                                      139,358
                                                       ----------
          Total Other Liabilities                                        842,755
                                                                      ----------
          Total Liabilities                                            1,188,381

COMMITMENTS AND CONTINGENCIES (Notes 4 and 11)

SHAREHOLDERS' EQUITY (Notes 1, 5, 6 and 11)
   Preferred stock, par value $.001 per share; authorized
      5,000,000 shares, none issued or outstanding           -
   Common stock, par value $.001 par share; authorized
      20,000,000 shares; issued and outstanding 5,317,753
      shares                                                5,318
   Additional paid-in capital                           2,897,459
   Accumulated deficit                                   (454,602)
   Accumulated other comprehensive income (loss)          (33,260)
                                                       ----------
                                                                       2,414,915
                                                                      ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $3,603,296
                                                                      ==========

                See accompanying notes to financial statements.

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                              1999       1998
                                                           ----------  ----------
Revenues (Note 1)
   Franchise fees                                          $  411,984  $  955,319
   Franchise service fees and other                         1,553,696   1,260,542
   Travel products and services (Note 1)                    3,850,373   2,186,592
   Advertising and other                                      106,723     104,181
                                                           ----------  ----------
      Total Revenues                                        5,922,776   4,506,634
                                                           ----------  ----------
Operating Expenses

   Cost of travel products and services                     3,500,817   2,023,218
   Marketing and selling                                    1,297,569   1,331,294
   General and administrative, including $87,840 in 1999
      in the form of common stock purchase warrants
      issued and stock options granted                      1,406,739   1,049,250
   Merger related charge for issuance of common stock
   (Note 1)                                                   241,000        -
                                                           ----------  ----------
      Total operating expenses                              6,446,125   4,403,762
                                                           ----------  ----------
      Income (loss) before other income and income taxes     (523,349)    102,872

Other Income-primarily interest                                85,331      72,191
                                                           ----------  ----------
      Income (loss) before income taxes                      (438,018)    175,063

Income taxes (Notes 1 and 7)                                     -           -
                                                           ----------  ----------
      Net income (loss)                                      (438,018)    175,063

Other comprehensive loss (Note 1)                             (33,260)       -
                                                           ----------  ----------
      Comprehensive income (loss)                          $ (471,278) $  175,063
                                                           ==========  ==========
Unaudited Pro forma Information (Notes 1 and 9)

      Historical income (loss) before income taxes         $ (438,018) $  175,063

   Provision for Income Taxes
      Adjustment to recognize income taxes as if company
         had been a "C" corporation for the entire year          -         74,200
                                                           ----------  ----------
      Pro forma net income (loss)                          $ (438,018) $  100,863
                                                           ==========  ==========
   Earnings Per Share:
      Weighted average common shares outstanding            4,854,791   4,490,113
                                                           ==========  ==========
   Basic earnings (loss) per share                         $     (.09) $      .02
                                                           ==========  ==========
   Weighed average common shares outstanding
      assuming exercise of warrants                         4,854,791   4,578,308
                                                           ==========  ==========
   Diluted earnings (loss) per share                       $     (.09) $       02
                                                           ==========  ==========

                 See accompanying notes to financial statements.

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' AND MEMBERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                               Retained                   Accumulated
                                                                   Additional  Earnings                     Other
                                                   Common Stock     Paid-In  (Accumulated     Members'   Comprehensive
                                               Shares      Amount   Capital     Deficit)       Equity        Loss          Total
                                               ------      ------  ---------- -----------     --------   -------------     -----
Balance  January 1, 1998                           100     $   1  $  174,999 $   751,064   $      -           -        $  926,064

Net loss of Travel Network, Ltd. for
 the three months ended March 31, 1998              -       -           -        (17,460)         -           -           (17,460)

Distributions                                       -       -           -       (608,000)         -           -          (608,000)

Acquisition of Travel Network, Ltd.
 (Note 1)                                          (100)     (1)    (174,999)   (125,604)      300,604        -              -

Net proceeds from private placement
 (Note 1)                                           -       -           -           -          855,500        -           855,500

Net income of Global for nine months
 ended December 31, 1998                            -       -           -           -          192,523        -           192,523
                                               ---------  ------  ----------   ---------   -----------     --------    ----------
Balance - December 31, 1998                         -       -           -           -        1,348,627        -         1,348,627

Capital contribution, net of related
 costs of $40,000                                   -       -           -           -          210,000        -           210,000

Net earnings of Global through date of
 merger                                             -       -           -           -           16,584        -            16,584

Distributions to managing member                    -       -           -           -         (197,836)       -          (197,836)

Acquisition of Global and the Company
 on September 17, 1999                         5,145,410   5,146   1,372,229        -       (1,377,375)       -             -

Acquisition of Travel Network On-line,
 LLC                                              47,250      47     332,715        -             -           -          332,762

Exercise of warrants                              44,722      45         (45)       -             -           -             -

Issuance of common shares for investment
 banking services                                 80,371      80     240,920        -             -           -          241,000

Warrants issued in connection with
 acquisition of software license                    -       -        863,800        -             -           -          863,800

Professional fees and marketing services
 paid in the form of stock options                  -       -         53,000        -             -           -           53,000

Other comprehensive loss                            -       -           -           -             -        (33,260)      (33,260)

Stock options granted to employees                  -       -         34,840        -             -           -           34,840

Net loss for the period September 18,
 1999 through December 31, 1999                     -       -           -       (454,602)         -           -         (454,602)
                                               ---------  ------  ----------   ---------   -----------    --------    ----------
Balance  December 31, 1999                     5,317,753  $5,318  $2,897,459   $(454,602)  $      -       $(33,260)   $2,414,915
                                               =========  ======  ==========   =========   ===========    ========    ==========

                See accompanying notes to financial statements.

                                     F-4

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                1999          1998
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $(438,018)    $175,063
                                                              ---------     --------
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Equity in earnings of affiliate                            -            (793)
        Depreciation                                             14,730        8,263
        Issuance of common shares for fees                      241,000         -
        Stock options granted to employees and consultants       87,840         -
        Provision for doubtful accounts                          57,000         -
        Changes in assets and liabilities:
           Accounts receivable                                  (41,963)    (162,650)
           Notes receivable                                     (99,553)    (434,395)
           Prepaid expenses and other
             current assets                                     (93,126)      19,140
           Security deposits                                    (33,689)     (21,997)
           Accounts payable and accrued expenses                133,301      (79,117)
           Deferred revenue                                      99,553      434,395
           Other liabilities                                     30,466       56,160
                                                              ---------     --------
           Total adjustments                                    395,559     (180,994)
                                                              ---------     --------
           Net cash used by operating activities                (42,459)      (5,931)
                                                              ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for software license fee                              (25,000)        -
  Net advances to affiliate                                        -          (4,738)
  Payments for furniture and fixtures                           (34,166)     (48,667)
  Cash of acquired company                                       98,757         -
  Payments for short-term investments                           (99,040)     (90,918)
                                                              ---------     --------
           Net cash used by investing activities                (59,449)    (144,323)
                                                              ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to LLC members                                 (197,836)    (608,000)
  Net proceeds from private placement                           210,000      855,500
                                                              ---------     --------
           Net cash provided by financing activities             12,164      247,500
                                                              ---------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (89,744)      97,246

CASH AND CASH EQUIVALENTS - beginning                           109,557       12,311
                                                              ---------     --------
CASH AND CASH EQUIVALENTS - end                                $ 19,813     $109,557
                                                               ========     ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Issuance of 217,000 common stock warrants
     as partial payment for software license                   $863,800     $   -
                                                               ========     ========

                See accompanying notes to financial statements.

                                     F-5

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REORGANIZATION OF PREDECESSOR ENTITY

     In January, 1998, Global Travel Network, LLC ("Global") was formed as a New Jersey limited liability company. During January through March 1998, Global sold 998,000 membership units, approximating a 20% membership interest, in a private placement for net proceeds of $855,500.

     On April 1, 1998, Global acquired the operating assets and assumed the operating liabilities of Travel Network, Ltd. ("Travel Network") from its shareholder in exchange for a membership interest representing ownership of approximately 80% of Global. For accounting purposes, Travel Network was considered the acquiring entity. Prior to its acquisition by Global, during November and December 1997, a one-third shareholder of Travel Network acquired the remaining two-thirds shareholder interests for an amount slightly in excess of their book value at December 31, 1997. For financial reporting purposes, Global was considered to be a continuation of Travel Network.

     MERGER OF GLOBAL AND PLAYORENA, INC.

     Global, Playorena, Inc. ("Playorena"), an inactive publicly traded company, and Playorena Acquisition Corp. ("PAC"), a wholly owned subsidiary of Playorena entered into an Agreement and Plan of Reorganization dated July 27, 1999, as amended on September 17, 1999 (the "Merger" or "reverse acquisition"). Immediately prior to the Merger, and in connection therewith, the shareholders of Playorena approved a .027533 for 1 reverse stock split (the "reverse split"), which reduced Playorena's outstanding common shares to 294,694. The merger agreements provided for the conversion of Global's membership interest into a total of 5,063,379 new Playorena common shares, including 132,292 and 88,195, respectively, new common shares reserved for issuance upon exercise of certain Global stock purchase warrants assumed in the reverse acquisition, which are exercisable at $.01 and $4.00 per share, respectively, and expire on March 31, 2003. In addition, pursuant to the Merger agreements, PAC merged with and into Global. Shortly after the completion of the transaction discussed above, Playorena changed its name to Etravnet.Com, Inc. ("the Company"). For financial reporting purposes, Global is considered the acquiring entity. In addition, financial advisors to the transaction were issued approximately 80,000 common shares as partial payment for their services provided to the combining companies. The fair value of those shares, $241,000, as estimated by management, is reflected as a merger related expense in 1999. Consolidated results of operations include both Global and Playorena from September 17, 1999.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     BUSINESS

     The Company is engaged in the business of selling franchises to existing and start-up travel agency operators to use the Company's systems, methods and techniques for promoting and performing travel agency services. Franchisees are charged an initial franchise fee upon the signing of a franchise agreement. In addition to the initial fee, franchisees are required to remit monthly service and advertising fees, as defined in the franchise agreement, to the Company. Franchise agreements are typically for fifteen-year terms and are renewable for additional ten- year terms.

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BUSINESS (CONTINUED)

     The Company also sells area franchise agreements. Area franchisees are charged an initial fee upon the signing of a franchise agreement. In consideration for soliciting, screening, evaluating and introducing prospective franchisees to the Company, as well as undertaking certain franchiser responsibilities, the area franchisee receives from 50% to 66-2/3% of any initial franchise fees, service fees and other revenues, as defined, for new franchises granted in the defined area. Such area franchise agreements are typically for a ten-year term and are renewable for one additional ten-year term.

     The Company is also engaged in the wholesale travel business, providing product and services to its franchisees, which it obtains from tour operators and cruise lines. The Company also operates a retail travel agency.

     Currently, the Company has 356 franchises operating in 37 U.S. states. Additionally, there are franchises in 21 countries.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     Franchise Fees

     Payment of an initial franchise fee, which is due upon execution of a franchise agreement, can be in the form of cash, notes or a combination thereof. Revenue is recognized when all material services and conditions required of the Company, prior to the opening of the franchised business, have been performed and substantial doubts of collectibility have been eliminated, usually upon receipt of payment.

     Travel Products and Services

     Commissions earned from the sales of travel products and services are generally recognized upon receipt. Revenues earned from all other sales of travel and related products, where the Company is the credit card merchant of record, are recorded at their aggregate retail value. Cancellations have historically not been material.

     Other

     Advertising, franchise service fees and other revenues are recognized as they become payable by the franchisee. Other revenue consists primarily of travel related income from the operation of a retail travel service, and certain earned commissions.

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONCENTRATION OF CREDIT RISK

     The Company is subject to credit risk through its trade receivables and short-term investments. Credit risk with respect to trade receivables is minimized due to the Company's large customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund.

     FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, trade receivables, current maturities of notes receivable and payables for which carrying amounts approximate fair value due to the relatively short maturity of these instruments. The carrying value of the Company's short-term investments approximates fair value based on quoted market prices. Management has determined that it would not be practicable to estimate the fair values of its long-term notes receivable.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less. Cash and equivalents included $6,314 of uninsured money market funds at December 31, 1999.

     SHORT-TERM INVESTMENTS

     Short-term investments consist of mutual bond funds which are classified as "available-for-sale" securities and, accordingly, are carried at fair value. Realized gains and losses are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. At December 31, 1999, unrealized losses amounted to $33,260. At December 31, 1998, cost approximated market value.

     INVESTMENT IN AFFILIATE

     The Company's 25% investment in an affiliate was accounted for under the equity method; cost was increased or decreased by the Company's share of earnings or losses, less distributions and advances. The Company acquired the remaining 75% of this affiliate on December 8, 1999. This has been accounted for as a purchase and, accordingly, results of operations of the affiliate have been included in the Company's financial statements since that date. Results of operations of the affiliate, however, were not material for either 1999 or 1998 (Note 3).

     PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment is stated at cost, and consist of fixtures and store equipment. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, five to seven years.

          ETRAVNET.COM, INC. (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROFIT SHARING PLAN

     In 1997, the Company adopted a defined contribution plan. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors. Employees may make voluntary contributions, subject to statutory limitations. The Board has elected not to make a contribution for 1999. The Company's contribution for 1998 was $37,719.

     ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. Advertising expense was $82,200 and $89,926 for 1999 and 1998, respectively.

     INCOME TAXES

     Through March 31, 1998, Travel Network Ltd. (a predecessor to Global) elected to be treated as a small business corporation ("S" Corporation) for income tax purposes as provided in the Internal Revenue Code and the applicable state statutes. Thereafter and through September 17, 1999, Global was a nontaxable limited liability company. Accordingly, no federal income taxes were provided in the accompanying financial statements for that period. After September 17, 1999, the Company became a taxable "C" Corporation (Note 9).

     COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components. At December 31, 1999, the only item of comprehensive loss was the unrealized loss on marketable securities in the amount of $33,260.

     SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 superseded SFAS No. 14, "Financial Reporting of Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. Based on the Company's evaluation of the requirements of SFAS No. 131, management believes that the Company operates in two business segments providing and selling (1) management services within the travel industry, including franchising activities and (2) beginning in 1999, Internet based technology programs.

     EARNINGS PER SHARE

     For the period January 1, 1999 through September 17, 1999 and for all of 1998, the pro forma weighted average number of shares was based on the number of common shares obtained by Global's members in connection with the reverse acquisition. Thereafter, basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per common share assume that outstanding common shares are increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price where their exercise would be dilutive.

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) requires that companies with stock-based compensation plans recognize compensation expense based on the "fair value" accounting method, or to apply the "intrinsic value" method provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and disclose pro forma net income assuming the fair value method had been applied.

     The Company has elected to adopt the disclosure-only provisions of SFAS 123 and, accordingly, computes compensation expense for employees as prescribed by APB 25. Under APB 25, compensation cost, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. For stock options granted to non-employees, expense is measured based on the fair value method prescribed by SFAS 123.

2.   SOFTWARE LICENSE AGREEMENT

     In 1999, the Company entered into a four-year agreement to license software designed for and expected to be utilized by the Company in its e-commerce activities. In connection therewith, the Company agreed to pay the licensor $50,000 and to issue to the licensor warrants to acquire an aggregate of 217,000 shares of the Company's common stock. The first $25,000 was payable on the date of the agreement. The balance is payable in two installments of $12,500 due in the year 2000. In addition, during the second year of the license, the Company is required to pay $75,000 in four equal installments. If the Company elects to do so, it may renew its license subsequent to the fourth year for $50,000 per year. The warrants issued in connection with transactions are summarized in the table below.

                             Number
                            of Shares      Exercise
           Date             Issuable         Price              Expiration
     -----------------      ---------    ---------------     -----------------
     December 27, 1999       117,000      $5.00 Per Share     December 27, 2000
     December 27, 1999       100,000      $5.00 Per Share     December 27, 2004

     The warrants were valued at between $3.49 and $4.40 per share for the warrants expiring in 2000 and 2004, respectively, and together with the first-year cash portion of the agreement, such amounts were utilized to determine the initial cost of the license arrangement. Commencing upon delivery of the software, expected in 2000, the costs, which amount to $888,800 at December 31, 1999, will be amortized over the four years of the agreement's initial term.

     In addition to the payments noted above, the Company must pay the licensor royalties aggregating 3.75% of any revenues received by the Company as a result of any transaction processed using the software, and support fees. Support fees represent the licensor's direct costs of "development support" and "maintenance support", as those terms are defined.

3.   ACQUISITION OF TRAVEL NETWORK ON-LINE, LLC.

     Effective December 8, 1999, the Company issued 47,250 shares of its common stock to acquire the portion of Travel Network On-Line, LLC that it did not already own. The excess (approximately $227,000) of the fair value of the shares issued over the book value of the acquired assets has been reflected as goodwill in the accompanying consolidated balance sheet.

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



4.   COMMITMENTS AND CONTINGENCIES

     Leases

     The Company is obligated under two office leases expiring April 30, 2002, for minimum annual rentals, currently at $47,470, plus increases based upon real estate taxes and operating costs.

     In addition, the Company has entered into various lease agreements with Wal-Mart Stores, Inc. for 55 locations pursuant to a master lease arrangement. The Company is obligated to pay approximately $71,000 per month in the aggregate. The Company has also entered into sub- lease agreements with franchisees at certain of these Wal-Mart locations with payment terms approximating the Company's obligation under its master lease arrangement. The Company has an option to renew the leases for a three-year period and, additionally, a five-year period.

     The following is a summary of net rental expense, included in general and administrative expenses, under all operating leases:

                                                          1999            1998
                                                       ---------       ---------
        Minimum rentals                                $ 721,000       $ 664,000
        Less:  Sublease rentals                          674,000         535,164
                                                       ---------       ---------
                                                       $  47,000       $ 128,836
                                                       =========       =========

     Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 1999, are as follows:

        2000                                           $ 474,900
        2001                                             217,000
        2002                                              74,000
        2003                                              58,000
        2004                                               5,000
                                                       ---------
                        Total                          $ 828,900

                                                       =========

     The minimum future rentals have not been reduced by approximately $753,000 of sublease rentals to be received in the future under noncancelable subleases.

     Legal Proceedings

     In a lawsuit filed in Indiana, on June 21, 1999, JCB Enterprises ("JCB"), a franchisee of the Company is seeking money damages in excess of $80,000 for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between the Company and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and the Company. JCB recently filed personal and corporate bankruptcy and JCB's interest in the lawsuit has been transferred to JCB's bankruptcy trustee who has given an indication of interest in settling the lawsuit out-of-court. The Company made an offer to settle this lawsuit for $15,000. This offer was rejected by JCB's bankruptcy trustee. Nevertheless, the Company intends to vigorously defend the matter. In addition, the Company is involved in other legal proceedings incurred in the normal course of business. At December 31, 1999, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



4.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Merger Related Items

     As of the date of the reverse acquisition (Note 1), Playorena's recorded liabilities amounted to $332,218 and consisted of notes payable of $35,000 and other accrued expenses of $297,718. In connection therewith, certain Playorena shareholders agreed to indemnify the Company with respect to "losses" incurred with regard to any of these "payables", as these terms are defined in the related Indemnification Agreement. The indemnification relates to any claims made by a potential creditor within three years from the date of the Agreement. For the reasons set forth above, the Company has not included these liabilities in the financial statements.

     Letter of Credit

     The Company is contingently liable under a letter of credit in the amount of $25,000, which expires in September 2000. The letter of credit was obtained to facilitate processing airfare reservations via customers credit cards.

5.   STOCKHOLDERS' EQUITY

     Sale of Equity Interest

     In March 1999, Global, with the approval of its members, sold 500,000 equity units of the Company to Liberty Travel, a major travel agency chain, for $250,000. In connection therewith, Global received an option from the investor to reacquire the units for $250,000 plus a premium designed to return to the buyer a 10% per annum return. The option expires 30 months from March 1999. In July 1999 the option was assigned to all of Global's members other than Liberty Travel. In connection with the reverse acquisition (Note 1), the units were converted into shares of the Company's stock.

     Shares Reserved for Issuance

     Common shares are reserved for issuance as follows:

        Warrants
        --------
        Exercisable at $.01 per share                                    132,292
        Exercisable at $4.00 per share                                    88,195
        Exercisable at $5.00 per share                                   217,000

        Options
        -------

        Exercisable at various prices with a weighted average of $4.02   503,000
                                                                         -------
                 Total                                                   940,487
                                                                         -------

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



6.   STOCK OPTIONS

     During 1999, the Company granted stock options (non-qualified) to various employees and certain consultants to the Company. Generally, the options granted are exercisable for up to seven years, subject to a vesting schedule in the case of employees' options. Options granted to the consultants in 1999 are immediately exercisable. The options were granted with exercise prices ranging from $3.00 per share to $8.00 per share. The earliest date that the employees' options will vest is September 17, 2000.

     A summary of stock option activity and weighted average exercise prices follows:

                                                              Year Ended
                                                           December 31, 1999
                                                     --------------------------------
                                                     Options           Exercise Price
                                                     -------           --------------
        Outstanding, beginning of year                  -                $     -
        Granted (a)                                  503,000                  4.02
        Exercised                                       -                      -
        Forfeited/Cancelled                             -                      -
                                                     -------             ---------
        Outstanding, end of year                     503,000             $    4.02
                                                     =======             =========
        Exercisable                                   10,000             $    5.00
                                                     =======             =========

     (a) 400,000 options were granted at an exercise price of $3.00 per share when the market price of the underlying common stock was $3.39 per share.

     A summary of stock options outstanding and exercisable as of December 31, 1999 follows:

                             Options Outstanding      Options Exercisable
                           ----------------------- --------------------------
                             Weighted    Weighted               Weighted
     Exercise     Number     Average      Average   Number       Average
      Prices   Outstanding Remaining Life Exercise Exercisable Exercise Price
     --------  ----------- -------------- -------- ----------- --------------
      $3.00      400,000      3 Years       $3.00       -             -
      $5.00       10,000      1 Year        $5.00     10,000        $5.00
      $8.00       93,000      3 Years       $8.00       -             -

     The fair value of the options granted was estimated using the Black-Scholes option pricing model based on weighted average assumptions of; risk free interest rate of 5.75%, volatility 143%, expected lives of 1 to 3 years and a dividend yield of zero.

     Had compensation cost for employee stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows for 1999:

        Net loss as reported                     $(438,018)
        Pro forma net loss                       $(633,736)
        Loss per share as reported               $    (.09)
        Pro forma loss per share                 $    (.13)

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


     7.   INCOME TAXES

     The components of deferred tax assets and liabilities is as follows at December 31, 1999:

        Net operating loss carryforward               $ 143,000
        Allowance for doubtful accounts                  19,000
        Less:   Valuation allowance                    (162,000)
                                                      ---------
        Net deferred asset                            $     -
                                                      =========

     As a result of the company's operating loss in 1999 no current income taxes are provided. The following is a reconciliation of the Company's income tax expense (benefit) reflected in the financial statements and the amounts calculated at the federal statutory income tax rate.

        Income tax benefit at statutory rate            $  162,000
        Increase in valuation allowance                   (162,000)
                                                        ----------
        Total provision for (benefit from) income taxes $     -
                                                        ==========

     As of December 31, 1999, the Company has a net operating loss carryforward of $397,000 that expires in 2014.

8.   RELATED PARTY TRANSACTIONS

     The Company pays commissions to another company owned by a significant shareholder who is also the Company's Chief Executive Officer. Such payments totalled approximately $118,000 and $42,000 for the years ended December 31, 1999 and 1998, respectively.

9.   PRO FORMA INFORMATION (UNAUDITED)

     As discussed in Note 1, the Company was a nontaxable entity prior to September 17, 1999. As a result of the merger with Playorena on that date, Global's LLC status was terminated. Therefore, the Company's tax status changed to that of a regular "C" corporation. The pro forma effect of the change in the Company's income tax status on the historical results of operations is presented in the accompanying statements of operations. The pro forma provision for income taxes reflects federal, state and local income taxes, which would have been required if the Company had operated as a taxpaying entity in each of the respective periods.

10.  SEGMENT INFORMATION

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes the merger related charge for issuance of common stock and other corporate items not specifically allocated to the segments.

                                     Travel &
                                      Related     Internet
                                     Management  Technology
                1999                  Services    Programs      Other          Total
     -----------------------------   ----------  ----------   -----------   ----------
     Revenues                        $5,922,776   $   -       $     -       $5,922,776
     Segment profit (loss)           $ (106,566)  $(90,873)   $ (240,579)   $ (438,018)
     Total assets                    $1,704,540   $888,800    $1,009,956    $3,603,296
     Capital expenditures            $   34,166   $888,800    $     -       $  922,966
     Depreciation and amortization   $   14,730   $   -       $     -       $   14,730
     Interest income                 $     -      $   -       $   85,331    $   85,331

     During 1998, the Company operated only in the travel and related management services segment.

                               ETRAVNET.COM, INC.
                   (FORMERLY PLAYORENA, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



11.  SUBSEQUENT EVENTS

     In February 2000, the Company purchased approximately $2,000,000 of cable television advertising time in various television markets located throughout the United States. In return, the Company issued 207,289 shares of its common stock to the company that will arrange and handle the schedule and placement of the ads in a media campaign.

     The Company intends to enter into a five-year employment agreement with its Chief Executive Officer ("CEO"). Pursuant to the intended agreement, the CEO will be paid an annual base salary of $192,500 with annual 10% increases and a bonus incentive of 10% of all initial franchise fees earned by the Company. Additionally, the agreement is intended to provide the CEO certain rights in the event of a change in control of the Company.