Form 10QSB
period 2000-03-31
ETRAVNET COM INC
filed 2000-05-26
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

 []  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
  EXCHANGE  ACT OF 1934  FOR  THE  TRANSITION  PERIOD  FROM  _______________  TO
  ______________

                         COMMISSION FILE NUMBER: 0-18412

                               ETRAVNET.COM, INC.
             (Exact name of registrant as specified in its charter)

                                    NEW YORK
         (State or other jurisdiction of incorporation or organization)

                                   11-2602120
                      (IRS Employer Identification Number)

              560 SYLVAN AVENUE, ENGLEWOOD CLIFFS, NEW JERSEY 07632
                    (Address of principal executive offices)

                                 (201) 567-8500
              (Registrant's telephone number, including area code)


                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

                  NUMBER OF SHARES OUTSTANDING OF COMMON STOCK,
                    $.001 PAR VALUE, MARCH 31, 2000 5,525,042


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days. Yes[X]No[ ].

                               ETRAVNET.COM, INC.

                                 MARCH 31, 2000
                                      INDEX

                                                                            PAGE

PART I            FINANCIAL INFORMATION  (Unaudited)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Balance Sheet                                                           1
       Statements of Operations                                                2
       Statements of Cash Flows                                                3
       Notes to Financial Statements                                           4
       Management's Discussion and Analysis of Results
       of Operations and Financial Condition                                   6


PART II           OTHER INFORMATION                                           11

SIGNATURE PAGE                                                                12

                               ETRAVNET.COM, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                               ETRAVNET.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,2000      December 31,1999
                                                                                         (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $        76,054       $        19,813
     Short-term investments                                                                 886,000             1,009,956
     Accounts receivable, less allowance for doubtful
         accounts of $74,955                                                                361,531               418,461
     Prepaid expenses and other current assets                                              171,497               171,497
                                                                                      -------------         -------------

              Total Current Assets                                                        1,495,082             1,619,727
                                                                                      -------------         -------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                                            65,585                73,085
                                                                                      -------------         -------------

OTHER ASSETS
     Goodwill, less accumulated amortization                                                216,368               227,848
     Prepaid advertising                                                                  2,021,000                    -
     Deferred software license and related development costs                                927,882               888,800
     Notes receivable, less current portion                                                 680,910               703,397
     Security deposits and other                                                             90,442                90,439
                                                                                      -------------         -------------

              Total Other Assets                                                          3,936,602             1,910,484
                                                                                      -------------         -------------

              TOTAL ASSETS                                                          $     5,497,269       $     3,603,296
                                                                                      =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $       498,517       $       270,986
     Deferred revenue                                                                        74,640                74,640
                                                                                      -------------         -------------

              Total Current Liabilities                                                     573,157               345,626
                                                                                      -------------         -------------

OTHER LIABILITIES
     Deferred revenue                                                                       681,397               703,397
     Security deposits                                                                      139,357               139,358
                                                                                      -------------         -------------

              Total Other Liabilities                                                       820,754               842,755
                                                                                      -------------         -------------

              Total Liabilities                                                           1,393,911             1,188,381
                                                                                      -------------         -------------

SHAREHOLDERS' EQUITY
     Preferred stock; $.001 par value; 5,000,000 shares
         authorized; no shares issued and outstanding                                            -                     -
     Common stock, $.001 par value; 20,000,000 shares
         authorized; 5,525,042 and 5,317,753 shares issued and
         outstanding at March 31, 2000 and December 31, 1999,
         respectively                                                                         5,525                 5,318
     Additional paid-in capital                                                           4,952,252             2,897,459
     Retained earnings (deficit)                                                           (823,762)             (454,602)
     Accumulated other comprehensive loss                                                   (30,657)              (33,260)
                                                                                      -------------         -------------

              Total Shareholders' Equity                                                  4,103,358             2,414,915
                                                                                      -------------         -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     5,497,269       $     3,603,296
                                                                                      =============         =============

      See accompanying notes to condensed consolidated financial statements
                                                               3
                               ETRAVNET.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                                          2000                  1999
                                                                                    ---------------       ---------------
Revenues
     Franchise fees                                                                 $        40,900       $       294,322
     Franchisee service fees and other                                                      262,185               207,471
     Travel services and products                                                           934,106               927,082
     Other                                                                                   57,471                20,788
                                                                                      -------------         -------------

         Total Revenues                                                                   1,294,662             1,449,663
                                                                                      -------------         -------------

Operating Expenses
     Cost of travel services and products                                                   848,955               883,378
     Marketing and selling                                                                  233,099               210,214
     General and administrative                                                             595,917               352,624
                                                                                      -------------         -------------

         Total operating expenses                                                         1,677,971             1,446,216
                                                                                      -------------         -------------

         Income (loss) from operations                                                     (383,309)                3,447

Interest income                                                                              14,149                15,224
                                                                                      -------------         -------------

         Income (loss) before income taxes                                                 (369,160)               18,671

Provision for income taxes                                                                       -                  2,312
                                                                                      -------------         -------------

         Net income (loss)                                                                 (369,160)               16,359

Other Comprehensive income                                                                    2,603                    -
                                                                                      -------------         -------------

     Comprehensive income (loss)                                                    $      (366,557)      $        16,359
                                                                                      =============         =============

Pro forma Information

     Historical income (loss) before income taxes                                                         $        18,671

     Provision for Income Taxes
         Adjustment to recognize income taxes as if company
              had been a "C" corporation                                                                            4,700

         Pro forma net income                                                                             $        13,971
                                                                                                            =============

Earnings (loss) Per Share:

     Weighted average common
         shares outstanding                                                               5,421,398             4,413,417
                                                                                      =============         =============

     Basic and diluted earnings (loss) per share                                    $          (.07)      $            -
                                                                                      =============         =============

                               ETRAVNET.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                                                         2000                  1999
                                                                                    ---------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                              $      (369,160)      $        16,359
                                                                                      -------------         -------------
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Stock-based compensation                                                       34,000                    -
              Depreciation and amortization                                                  19,000                 7,500
              Changes in assets and liabilities:
                  Accounts receivable                                                        56,930               (84,356)
                  Prepaid expenses and other current assets                                      -                  3,259
                  Other assets                                                                   -                  5,531
                  Accounts payable and accrued expenses                                     227,531               115,643
                  Deferred revenue                                                          (22,000)                   -
                  Other liabilities                                                              -                  2,854
                                                                                      -------------         -------------

                  Total adjustments                                                         315,461                50,431
                                                                                      -------------         -------------

                  Net cash provided (used) by operating activities                          (53,699)               66,790
                                                                                      -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale (acquisition) of short-term investments                                           126,535              (370,560)
     Payments for software development costs                                                (39,082)                   -
                                                                                      -------------         -------------

                  Net cash provided (used) by investing activities                           87,453              (370,560)
                                                                                      -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from private placements                                                        -                210,000
     Collection of notes receivable                                                          22,487                17,600
                                                                                      -------------         -------------

                  Net cash provided by financing activities                                  22,487               227,600
                                                                                      -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         56,241               (76,170)
                                                                                                                         -

CASH AND CASH EQUIVALENTS - beginning                                                        19,813               109,557
                                                                                      -------------         -------------

CASH AND CASH EQUIVALENTS - end                                                     $        76,054       $        33,387
                                                                                      =============         =============

                               ETRAVNET.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for each of the three month periods ended March 31, 2000 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 1999 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


2.       PREPAID ADVERTISING

     In February 2000, the Company purchased approximately $2,021,000 of advertising time in various markets located through the United States through the issuance of 207,289 shares of its Common Stock. These media placement costs for each specific market are expensed when the advertisement first appears in that market. Management expects to utilize approximately 25% of such advertising during the year ending December 31, 2000 and the balance during 2001.


3.     CONTINGENCIES

Legal Proceedings

     In a lawsuit filed in Indiana, on June 21, 1999, JCB Enterprises ("JCB"), a franchisee of the Company, is seeking money damages in excess of $80,000 for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between the Company and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and the Company. JCB recently filed personal and corporate bankruptcy and JCB's interest in the lawsuit has been transferred to JCB's bankruptcy trustee who has given an indication of interest in settling the lawsuit out-of-court. The Company made an offer to settle this lawsuit for $15,000. This offer was rejected by JCB's bankruptcy trustee. Nevertheless, the Company intends to vigorously defend the matter. In addition, the Company is involved in other legal proceedings incurred in the normal course of business. At March 31, 2000, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

Merger Related Items

     In connection with the Company's merger with Playorena on September 17, 1999, Playorena's recorded liabilities amounted to $332,218. The details are as set forth below:

Notes payable                                                   $         35,000
Due to shareholder                                                        41,300
Liabilities of discontinued operations                                    66,226
Accrued expenses                                                         189,692
                                                                   -------------

Total liabilities                                                $       332,218
                                                                   =============

     In connection with the merger, certain Playorena shareholders agreed to indemnify the Company with respect to "losses" incurred with regard to any of these "payables" (as the term is used in the Indemnification Agreement dated September 1999) which are "Reflected on the Playorena financial statements as of May 31, 1999 or incurred subsequently prior to the date of closing."

                               ETRAVNET.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



3.     CONTINGENCIES (CONTINUED)

       Merger Related Items (continued)

     The indemnification relates to any claims or other legal actions commenced to collect any amounts included in the balances set forth above, to the extent that claim is made by the potential creditor within three years from the date of the Agreement.

     For the reasons set forth above, the Company has given no accounting recognition to these items in its financial statements.

       Letter of Credit

     The Company is contingently liable under a letter of credit in the amount of $25,000, which expires in September 2000. The letter of credit was obtained to facilitate processing airfare reservations via customers' credit cards.

4.     INCOME TAXES

     As a result of the Company's operating loss during the three months ended March 31, 2000, no current income taxes are provided. Deferred tax assets and the related valuation allowance were both increased by approximately $140,000 during the three months ended March 31, 2000. The Company has net operating loss carryforwards of approximately $397,000 at December 31, 1999.


5.     SEGMENT INFORMATION
     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes the merger related charge for issuance of common stock and other corporate items not specifically allocated to the segments.

                                                        Travel &
                                                         Related            Internet
                 Three Months Ended                    Management          Technology
                   March 31, 2000                       Services            Programs             Other                Total

       Revenues                                  $     1,294,662     $            -     $             -     $     1,294,662
       Segment profit (loss)                     $      (383,329)    $            -     $         14,169    $      (369,160)
       Total assets                              $     1,662,387     $     2,948,882    $        886,000    $     5,497,269
       Capital expenditures                      $            -      $        39,082    $             -     $        39,082
       Depreciation and amortization             $        19,000     $            -     $             -     $        19,000
       Interest income                           $            -      $            -     $         14,149    $        14,149

       During the three months ended March 31, 2000, the Company operated in the travel and related management services segment only.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Etravnet.com, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies as well as Internet-based travel-related services. We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We operate business under our trade names "Travel Network," "Global Travel Network" and Travel Network Vacation Central" as well as web sites Etravnet.com," "HaggleWithUs.com," and "Rezconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.


OVERVIEW

     Our revenues are predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales net of allowances, for cancellations, are recognized generally when the related service is booked and paid for. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required of the Company have been performed and collectibility of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized in the accrual basis as earned.

     With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating sellers. Because we are the merchant record in these transactions, revenue for these services includes the total amount billed to the customer.

     The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Based on the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but, in fact, have offered us incentive commissions above the standard compensation for our volume business. We expect that our weighted average commission on online transactions revenue will increase due to the fact that our leisure bookings are much greater as a percentage of total sales than airline ticketing -- which offers us lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to us or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to total revenues, except as indicated:

                                                    Three Months Ended
                                                         MARCH 31,
                                                        2000 1999
REVENUES
Franchise fees                                    3.1%               19.2%
Franchise service
Fees and other                                   20.3                19.0
Travel products and services                     72.2                60.4
Advertising and other                             4.4                 1.4
                                                  ---                 ---

TOTAL REVENUES                                   100.0%              100.0%
                                                 =====               =====

OPERATING EXPENSES
Cost of travel products and sales                65.6                57.6
Marketing and selling                            18.0                13.7
General and administrative                       46.0                26.7
                                                 ----                ----

TOTAL OPERATING EXPENSES                       (129.6%)              98.0%

Income (loss) before other
Income and income taxes                         (29.6)                2.0
Other income - primarily interest                 1.1                 1.1

Income (loss) before income taxes               (28.5)                3.0
Income Taxes

Net income (loss)                               (28.5)%               3.0%

Comparison of three months ended March 31, 2000 ("2000") and 1999 ("1999")

REVENUES

FRANCHISE FEES

     Franchise fees declined in 2000 as compared to 1999 as a direct result of management's decision in 1999 to focus all of our resources and funding on development and growth of our Internet presence. In 1999, we reduced our advertising and promotion of franchising activities in the domestic and international market because of time and cost considerations and devoted full attention to the development of Internet- based travel services. Our Internet business has completed its beta testing which is expected to be released in 2000. Management believes that it will have the time and effort to resume an aggressive promotion for our domestic and international franchising since we will no longer be preoccupied with the development of the web based business.

FRANCHISE SERVICE FEES AND OTHER

     The franchise service fees increased from 1999 to 2000 by approximately $ 54,000 or 26%. The increase is principally attributable to the effect of scheduled increases in franchisees service fees, offset by slightly less franchisees in the system.

TRAVEL PRODUCTS AND SERVICES

     Travel products and services increased by approximately $7,000 from 1999 to 2000, an increase of approximately 1%. The increase is attributable to an increase in the number of franchisees utilizing our services as their credit card merchant of record, various incentives which we offer to franchisees to interest franchisees customers in travel packages, increased customer traffic as a result of our Internet ("online") presence and an increase in override commissions received.

OPERATING EXPENSES

COST OF TRAVEL PRODUCTS AND SERVICES

     The cost of travel products and services decreased by approximately $34,000 or 4%. These costs decreased as a result of lower commissions and fees paid to franchisees in connection with the earlier noted incentives offered to customers. The cost of travel products and services --as a percentage of travel products and services sales -- were approximately 91% for 2000 and 95% for 1999.

MARKETING AND SELLING

     Marketing and selling expenses increased by approximately $23,000 from 1999 to 2000. The increase represents a change of approximately 11%. Decreases in payroll costs were offset by increases in incentives and online related commissions.

GENERAL ADMINISTRATIVE

     General and administrative expenses increased by approximately $233,000 or 64% from 1999 to 2000. As a percentage of net revenues, these costs were 46% in 2000 as compared to 26.7% in 1999. The increase in general and administrative expense in 2000 (in dollar terms) is attributable to increases in consulting expenses related to our expanding Internet activities, professional and other fees related to our status (as of September 17, 1999) as a public company and stock-based compensation related to the granting of stock options to employees and consultants in 1999.

VARIABILITY OF RESULTS

     Our travel products and services gross bookings have increased significantly from year to year due to expansion of our distributions channels, travel services and customer base, repeat purchases by existing customers and increased customer acceptance of electronic commerce. Revenues from travel products and services grew in conjunction with the growth in gross bookings. Operating expenses have similarly increased on a year to year basis, reflecting increased spending on developing our online operations and expanding strategic relationships.

     As a result of our limited operating history in online commerce and the variability that can be experienced by our franchising operations, we are unable to accurately forecast our revenues. Our current and future expense levels are based predominantly on our operating plans. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on our business, operating results and financial condition. Further, we currently intend to substantially increase our operating plans. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have a material adverse effect on our business, operating results and financial condition. Further, we currently intend to substantially increase our operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations to develop our technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, our operating results will fluctuate and anticipated net losses in a given period may be greater than expected.

     We expect to experience significant fluctuations in our future quarterly operating results due to a variety of other factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include, but are not limited to (i) our ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by us or our competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us, (vi) our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on our online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the our business, operations and infrastructure, (x) governmental regulation and
(xi) unforeseen events affecting the travel industry.

     In addition, we expect to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. We anticipate that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of our Common Stock would likely be materially and adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

     Although we were successful in becoming a public entity in September 1999, no capital was raised in connection therewith. Previously, in March 1999, our wholly owned subsidiary, Global Travel Network, L.L.C., raised $210,000 (net of $40,000 in syndication costs) in a private sale of membership interests. Cash used in operations was approximately $54,000 in 2000. Cash provided by operations was $67,000 in the 1999 period. Cash used in operating activities in 2000 was primarily attributable to our net loss, partially affected by decreases in accounts receivable.

     Cash provided by investing activities in 2000 was approximately $87,000 as compared to a use of approximately $371,000 in 1999. Cash used in Investing activities in 1999 was primarily for payments for short term investments.

     Cash provided by financing activities was approximately $22,000 in 2000 and $228,000 in 1999. Cash provided by financing activities consisted of proceeds form the sale of equity interests of $210,000 in 1999. Cash collected from notes receivable was approximately $22,000 in 2000 and $18,000 in 1999.

     As of March 31, 2000, we had approximately $76,000 in cash and approximately $886,000 in short-term investments. Our principal commitments consist of amounts due pursuant to our master lease with Wal-Mart. These amounts, however, are substantially recovered by our subleases with our Wal-Mart Supercenters franchisees. In addition, we are obligated to make additional payments to the developer of our "Haggle" software in 2000, which we believe could potentially aggregate $120,000.

     We believe that results of operations, current cash, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2000. We have had discussions with an investment banker for the sale, through a private placement, of shares of our preferred stock.

POSSIBLE SALE OF FRANCHISE SYSTEM

     We have been approached by an unrelated entity with respect to the possible sale of our Travel Products and Services Division, including it franchise system, to this entity. As of the date of filing on Form 10-QSB, a preliminary asset purchase agreement has been drafted and negotiations continue. If the transaction is effected, thereafter the "bricks and mortar" travel agency activities of our Travel Products and Services Division, including the franchise system, would be carried out by the purchaser and our online travel agency activities would thereafter become our principal activity. Currently, we can give no assurance that an agreement to sell substantially all of the assets of our Travel Products and Services Division will be effected.


YEAR 2000 CONSIDERATIONS

     We conducted a program to bring our internal systems and products into Year 2000 (Y2K) compliance. This program included upgrades to internal computer systems and technical infrastructure, as well as a review of our product lines to bring them into Y2K compliance. In addition, we surveyed our significant suppliers to determine their ability to provide necessary products and services that are critical to business continuation through Y2K.

     We have experienced no interruptions in our business because of Y2K and is not aware of any significant problems being experienced by our customers or suppliers that would have a negative impact on us. There can be no assurance, however, that unexpected difficulties related to Y2K compliance by us, our customers, or suppliers will not occur. Such unexpected difficulties could have a material adverse effect on us. Through December 31, 1999, the Company's Y2K compliance for software testing, modifications and upgrades were completed without any significant expenditures.

     Our   funding  for  regular   updates  to   computer   systems,   technical
infrastructure and other requirements were not a significant expense.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this quarterly report, including without limitation statements regarding our financial position, business strategy, Year 2000 readiness and the plans and objectives of the management for future operations, are forward-looking statements. When used in this quarterly report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints and the impact of any disruption or failure in our normal business activities as well as our customers and suppliers as a consequence of Year 2000 related problems. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     See Management's Discussion and Analysis or Plan of Operation -- Possible Sale of Franchise System

                  None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ETRAVNET.COM, INC.

                                             BY: /S/ MICHAEL Y. BRENT
                                             ___________________________
                                             Michael Y. Brent, President

Dated:   May 22, 2000