Form 10QSB
period 2000-06-30
ETRAVNET COM INC
filed 2000-08-11
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

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


                                       N/A
    (Former name,former address and former fiscal year, if changed since last report)


                  Number of Shares Outstanding of Common Stock,
                    $.001 Par Value, June 30, 2000 5,525,042


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days. Yes[X]No[ ].

                        ETRAVNET.COM, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



                                                        ETRAVNET.COM, INC. AND SUBSIDIARY

                                                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       ASSETS

                                                                                      June 30,          December 31,
                                                                                        2000                  1999
                                                                                  -----------------     -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $        69,993       $        19,813
     Short-term investments                                                                 674,723             1,009,956
     Accounts receivable, less allowance for doubtful
         accounts of $74,955                                                                380,255               418,461
     Prepaid expenses and other current assets                                              196,857               171,497
                                                                                      -------------         -------------

              Total Current Assets                                                        1,321,828             1,619,727
                                                                                      -------------         -------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                                            58,085                73,085
                                                                                      -------------         -------------

OTHER ASSETS
     Goodwill, less accumulated amortization                                                210,510               227,848
     Prepaid advertising                                                                  2,021,000                    -
     Notes receivable, less current portion                                                 878,868               703,397
     Software license and development costs                                               1,045,859               888,800
     Security deposits and other                                                             68,538                90,439
                                                                                      -------------         -------------

              Total Other Assets                                                          4,224,775             1,910,484
                                                                                      -------------         -------------

              TOTAL ASSETS                                                          $     5,604,688       $     3,603,296
                                                                                      =============         =============


                                           LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $       433,070       $       270,986
     Deferred revenue                                                                       100,000                74,640
                                                                                      -------------         -------------

              Total Current Liabilities                                                     533,070               345,626
                                                                                      -------------         -------------

OTHER LIABILITIES
     Deferred revenue                                                                       893,521               703,397
     Security deposits                                                                      139,358               139,358
                                                                                      -------------         -------------

              Total Other Liabilities                                                     1,032,879               842,755
                                                                                      -------------         -------------

              Total Liabilities                                                           1,565,949             1,188,381
                                                                                      -------------         -------------

SHAREHOLDERS' AND MEMBERS' EQUITY
     Preferred stock, par value $.001 per share; authorized
         5,000,000 shares, none issued or outstanding                                            -                     -
     Common stock, par value $.001 per share; authorized
         20,000,000 shares 5,525,042 and 5,317,753 shares
         issued and outstanding at June 30, 2000 and
         December 31, 1999, respectively                                                      5,525                 5,318
     Additional paid-in capital                                                           4,986,252             2,897,459
     Accumulated deficit                                                                   (953,038)             (454,602)
     Accumulated other comprehensive income (loss)                                               -                (33,260)
                                                                                      -------------         -------------

              Total Shareholders' Equity                                                  4,038,739             2,414,915
                                                                                      -------------         -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     5,604,688       $     3,603,296
                                                                                      =============         =============


                                               See    accompanying    notes   to condensed consolidated financial statements.

                                                                             -1-



                                             ETRAVNET.COM, INC. AND SUBSIDIARY

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000
                                                        (UNAUDITED)



                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                         2000             1999                2000              1999
                                                   ---------------   ---------------   -----------------  ---------------
Revenues
     Franchise fees                                $        79,316   $       174,329    $        120,216  $       468,651
     Service fees and other                                334,617           289,238             596,802          496,709
     Travel agency revenues                              1,084,237         1,447,448           2,018,343        2,374,530
     Advertising fees                                           -            100,934              57,471          121,722
                                                     -------------     -------------      --------------    -------------

         Total Revenues                                  1,498,170         2,011,949           2,792,832        3,461,612
                                                     -------------     -------------      --------------    -------------

Operating Expenses
     Cost of travel agency revenues                        943,496         1,008,786           1,792,451        1,892,164
     Marketing and selling                                 273,462           385,340             506,561          595,554
     General and administrative                            373,451           277,488             969,368          630,112
                                                     -------------     -------------      --------------    -------------

         Total operating expenses                        1,590,409         1,671,614           3,268,380        3,117,830
                                                     -------------     -------------      --------------    -------------

         Income (loss) from operations                     (92,239)          340,335            (475,548)         343,782

Other income (expense), net                                (37,037)           13,249             (22,888)          28,473
                                                     -------------     -------------      --------------    -------------

         Income (loss) before income
              taxes                                       (129,276)          353,584            (498,436)         372,255

Provision for income taxes                                      -             (2,312)                 -                -
                                                     -------------     -------------      --------------    -------------

         Net income (loss)                                (129,276)          355,896            (498,436)         372,255

Other comprehensive income (loss)                           (2,603)               -                   -                -
                                                     -------------     -------------      --------------    -------------

         Comprehensive loss                        $      (131,879)  $       355,896    $       (498,436) $       372,255
                                                     =============     =============      ===============   =============

Pro forma Information

     Historical income (loss) before
         income taxes                                                $       355,896                      $       372,255

     Provision for Income Taxes
         Adjustment to recognize income
              taxes as if company had
              been a "C" corporation                                         128,200                              134,000
                                                                       -------------                        -------------

         Pro forma net income (loss)                                 $     5,525,042                      $       238,255
                                                                       =============                        =============

Earnings (loss) Per Share:

     Weighted average common
         shares outstanding                              5,525,042         4,413,417           5,490,493        4,413,417
                                                     =============     =============      ==============    =============

Basic and diluted earnings (loss)
     per share                                     $         (.02)   $           .08    $          (.09)  $           .08
                                                     ============      =============      =============     =============


                          See  accompanying  notes  to  condensed   consolidated
financial statements.





                                             ETRAVNET.COM, INC. AND SUBSIDIARY

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                        (UNAUDITED)





                                                                                            2000                1999
                                                                                      ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                $      (498,436)    $       372,255
                                                                                        -------------       -------------
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Equity in loss of affiliate                                                          -                5,119
              Loss on sale of marketable securities                                            34,716                  -
              Amortization of stock-based compensation                                         68,000                  -
              Depreciation and amortization                                                    32,338               6,274
              Changes in assets and liabilities:
                  Accounts receivable                                                          38,206             (57,613)
                  Notes receivable                                                           (200,831)            196,629
                  Prepaid expenses and other current assets                                        -              (36,426)
                  Security deposits and other assets                                           21,901              (5,836)
                  Accounts payable and accrued expenses                                       162,084             (46,568)
                  Deferred revenue                                                            215,484            (202,676)
                  Other liabilities                                                                -                4,887
                                                                                        -------------       -------------

                  Total adjustments                                                           371,898            (136,210)
                                                                                        -------------       -------------

                  Net cash provided (used) by operating activities                           (126,538)            236,045
                                                                                        -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for software license and development costs                                      (157,059)                 -
     Redemption (acquisition) of short-term investments                                       333,777            (219,132)
                                                                                        -------------       -------------

                  Net cash provided (used) by investing activities                            176,718            (219,132)
                                                                                        -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions to shareholder                                                                  -             (194,833)
     Net proceeds from private placements                                                          -              210,000
                                                                                        -------------       -------------

                  Net cash provided by financing activities                                        -               15,167
                                                                                        -------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      50,180              32,080

CASH AND CASH EQUIVALENTS - beginning                                                          19,813             109,557
                                                                                        -------------       -------------

CASH AND CASH EQUIVALENTS - end                                                       $        69,993     $       141,637
                                                                                        =============       =============



                          See  accompanying  notes  to  condensed   consolidated
financial statements.

                                                            -3-

                        ETRAVNET.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for each of the six and three month periods ended June 30, 2000 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 1998 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the six and three months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2,   PREPAID ADVERTISING

     In February 2000, the Company purchased approximately $2,021,000 of advertising time in various markets located through the United States through the issuance of 207,289 shares of its common stock. These media placement costs for each specific market are expensed when the advertisement first appears in the related market. Management estimates that it will utilize 25% of such advertising during the year ending December 31, 2000 and the balance during 2001.

3.   CONTINGENCIES

     Legal Proceeds

     In a lawsuit filed in Indiana, on June 21, 1999, JCB Enterprises ("JCB"), a franchisee of the Company, is seeking money damages in excess of $80,000 for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between the Company and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and the Company. JCB recently filed personal and corporate bankruptcy and JCB's interest in the lawsuit has been transferred to JCB's bankruptcy trustees who has given a indication of interest in settling the lawsuit out-of-court. The Company made an offer to settle this lawsuit for $15,000. This offer was rejected by JCB's bankruptcy trustee. Nevertheless, the Company intends to vigorously defend the matter. In addition, the Company is involved in other legal proceedings incurred in the normal course of business. At June 30, 2000, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

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
                                                                   =============

                        ETRAVNET.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



3.   CONTINGENCIES (CONTINUED)

     Merger Related Items (Continued)

     In connection with the merger, certain Playorena shareholders agreed to indemnify the Company with respect to "losses" incurred with regard to any of these "payables" (as the term is used in the Indemnification Agreement dated September 1999) which are "reflected on the Playorena financial statements as of May 31, 1999 or incurred subsequently prior to the date of closing."

     The indemnification relates to any claims or other legal actions commenced to collect any amounts included in the balances set forth above, to the extent that claim is made by the potential creditor with in three years from the date of the Agreement.

     For the reasons set forth above, the Company has given no accounting recognition to these items in its financial statements.

     Letter of Credit

     The Company is contingently liable under a letter of credit in the amount of $25,000, which expires in September 2000. The letter of credit was obtained to facilitate processing airfare reservations via customers' credit cards.

4.   INCOME TAXES

     As a result of the Company's operating loss during the six months ended June 30, 2000, no current income taxes are provided. Deferred tax assets and the related valuation allowance were both increased by approximately $169,000 during the six months ended June 30, 2000. The Company has net operating loss carryforwards of approximately $397,000 at December 31, 1999.

5.   SEGMENT INFORMATION

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes the merger related charge for issuance of common stock and other corporate items not specifically allocated to the segments.


                                              Travel &
                                               Related              Internet
              Six Months Ended               Management            Technology
                June 30, 2000                 Services              Programs               Other              Total
       -------------------------------  --------------------  --------------------  -----------------   -----------------
       Revenues                           $        2,792,832    $               -     $            -      $     2,792,832
       Segment profit (loss)              $         (475,548)   $               -     $       (22,888)    $      (498,436)
       Total assets                       $        1,862,688    $        3,067,000    $       675,000     $            -
       Capital expenditures               $               -     $          157,059    $            -      $       157,059
       Depreciation and
          amortization                    $           32,338    $               -     $            -      $        32,338
       Interest income                    $               -     $               -     $        11,828     $        11,828

       During the six months ended June 30, 1999, the Company operated in the travel and related management services segment only.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to total revenues, except as indicated:

                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                        --------                  --------
                                   2000         1999         2000         1999
                                   ----         ----         ----         ----
REVENUES
Franchise fees                      5.3%         8.7%        4.3%         13.5%
Franchise service
Fees and other                      22.3         14.4        21.4          14.4
Travel products and services        72.4         71.9        72.3          68.6
Advertising and other                -            5.0         2.0           3.5
                                   -----         -----       -----         -----

TOTAL REVENUES                     100.0%       100.0%      100.0%        100.0%
                                   ======       ======      ======        ======

OPERATING EXPENSES
Cost of travel products and sales   63.0         50.1        64.2          54.7
Marketing and selling               18.3         19.2        18.1          17.2
General and administrative          24.9         13.8        34.7          18.3
                                    ----         ----        ----          ----

TOTAL OPERATING EXPENSES           106.2         83.1       117.0          90.1
                                   -----         ----       -----          ----

Income (loss) before other
Income and income taxes             (6.2)        16.9       (17.0)          9.9
Other                               (2.5)          .7         (.1)           .1
                                    -----        -----       ------        -----

Income (loss) before income taxes   (8.7)        17.6       (17.1)         10.0
Income Taxes                         -             .1          -             -
                                   -----        -------      -----         -----

Net income (loss)                   (8.7)%       17.5%      (17.1)%        10.0%
                                    ======       =====      =======        =====

Comparison  of three  and six  months  ended  June 30,  2000  ("2000")  and 1999
("1999")

REVENUES

Franchise Fees

     Franchise fees declined in each 2000 period as compared to the related 1999 periods as a direct result of management's decision in 1999 to focus all of our resources and funding on development and growth of our Internet presence. In fiscal year 1999, we reduced our advertising and promotion of franchising activities in the domestic and international market because of time and cost considerations and devoted full attention to the development of Internet- based travel services. Our Internet business has completed its beta testing and is expected to begin operations in the fourth quarter of 2000. Management believes that it will have the time and effort to resume an aggressive promotion for our domestic and international franchising since we will no longer be preoccupied with the development of the web based business.

Franchise Service Fees and Other

     Franchise service fees increased by approximately $100,000 and $45,000 in the six and three months ended June 30, 2000, respectively, as compared to the six and three months ended June 30, 1999. The increase is principally attributable to the effect of scheduled increases in franchisees service fees.

Travel Products and Services

     Travel products and services decreased by approximately $356,000 and $363,000 in the six and three months ended June 30, 2000 respectively as compared to the six and three months ended June 30, 1999. The decreases are attributable to the effect of various incentives which we offered to franchisees in 1999 to interest franchisees customers in travel packages, partially offset by increased customer traffic as a result of our Internet ("online") presence.

OPERATING EXPENSES

Cost of travel products and services

     The cost of travel products and services decreased by approximately $100,000 and $63,000 during the six and three months ended June 30, 2000 respectively, as compared to the six and three months ended June 30, 1999. These costs decreased as a result of lower commissions and fees paid to franchisees in connection with the earlier noted incentives offered to customers. The cost of travel products and services --as a percentage of travel products and services sales -- were approximately 87% and 89% for the six and three months ended June 30, 2000 and 86% and 90% for the 1999 periods.

Marketing and Selling

     Marketing and selling expenses decreased by approximately $89,000 and $112,000 for the six and three months ended June 30, 2000 respectively as compared to the related 1999 period. Decreases in payroll costs in the 2000 periods were partially offset by increases in incentives and online related commissions.

General and Administrative

     General and administrative expenses increased by approximately $339,000 and $96,000 during the six and three months ended June 30, 2000, respectively, as compared to the related 1999 periods. As a percentage of net revenues, these costs were 35% and 25% during the six and three months ended June 30, 2000, respectively, as compared to 18.7% and 14% in the related 1999 periods. The increase in general and administrative expense in the 2000 periods is attributable to increases in consulting expenses related to our expanding Internet activities, professional and other fees related to our status as a public company and stock-based compensation related to the granting of stock options to employees and consultants.

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

LIQUIDITY AND CAPITAL RESOURCES

     Although we were successful in becoming a public entity in September 1999, no capital was raised in connection therewith. Previously, in March 1999, our wholly-owned subsidiary, Global Travel Network, L.L.C., raised $210,000 (net of $40,000 in syndication costs) in a private sale of membership interests. Cash used in operations was approximately $126,000 in the six months ended June 30, 2000. Cash provided by operations was $236,0000 in the related 1999 period. Cash used in operating activities in 2000 was primarily attributable to our net loss, partially offset by increases in accounts payable.

     Cash provided by investing activities in 2000 was approximately $177,000 as compared to a use of approximately $219,000 in 1999. Cash used in investing activities in 1999 was primarily for payments for short-term investments. Cash provided from investing activities in 2000 consisted of the sale of marketable securities.

     Cash provided by financing activities was nil in 2000 and $15,000 in 1999. Cash provided by financing activities consisted of proceeds form the sale of equity interests of $210,000 in 1999 offset by approximately $195,000 of distributions to shareholders prior to our merger with Playorena, Inc. As of June 30, 2000, we had approximately $70,000 in cash and approximately $670,000 in short-term investments. Our principal commitments consist of amounts due pursuant to our master lease with Wal-Mart. These amounts, however, are substantially recovered by our subleases with our Wal-Mart Supercenters franchisees. In addition, we are obligated to make additional payments to the developer of our "Haggle" software in 2000, which we believe could potentially aggregate $120,000.

     We believe that results of operations, current cash, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2000. We have had discussions with an investment banker for the sale, through a private placement, of shares of our preferred stock.

POSSIBLE SALE OF FRANCHISE SYSTEM

     We have been approached by an unrelated entity with respect to the possible sale of our Travel Products and Services Division, including its franchise system, to this entity. As of the date of filing on Form 10-QSB, a preliminary asset purchase agreement has been drafted. If the transaction is effected, thereafter the "bricks and mortar" travel agency activities of our Travel Products and Services Division, including the franchise system, would be carried out by the purchaser, and our online travel agency activities would thereafter become our principal activity.

     Currently, we can give no assurance that an agreement to sell substantially all of the assets of our Travel Products and Services division will be effected.

     The registrant's Franchise Division consists of three (3) brands: Travel Network (the U.S. division); Vacation Central (locations within Mid-West Super-centers); and Global Travel Network (locations outside the U.S.) The registrant separately maintains an Online Division relating to business opportunities growing out of our patent pending web technology utilizing net-to-phone (telephony) reservation and servicing capabilities. In December 1999, the registrant was approached by an unrelated third party who expressed an interest in the possible acquisition of the Franchise Division for cash and an incremental "earn out" pursuant to a proposed consulting agreement over the next three (3) years with the registrant. No letter of intent has been executed with respect to the proposed acquisition, but as of the date of this filing, an Asset Purchase Agreement has been drafted and negotiations continue. Since such possible sale could be material in character, this Form 8-K is being filed in an abundance of caution at this time and because the registrant separately has disclosed the possible sale to proposed future investors in the registrant. If the asset purchase is effected, thereafter the "bricks and mortar" travel agency activities of the registrant's Franchise Division would be carried out by the prospective acquiror. The Online Division's travel agency activities would thereafter become the Company's principal emphasis. If, in fact, the asset purchase occurs, there will be no continuing responsibilities thereafter between the Company and the prospective acquiror except for a three year consulting period and the supplemental "earn-out" payment contemplated in the proposed consulting agreement, but there can be no assurance that this will be the final structure of any proposed sale.

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




                   [Balance of page intentionally left blank.]

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

Item 6.           Report on Form 8-K

                  None


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ETRAVNET.COM, INC.


                                                /s/ Michael Y. Brent, President
                                                -------------------------------
                                                 Michael Y. Brent, President

                                                 Dated: August _____, 2000

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ETRAVNET.COM, INC.


                                                     By: /s/ Michael Y. Brent
                                                     ------------------------
                                                     Michael Y. Brent, President


Dated:   August ____, 2000

     This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending June 30, 2000 and is qualified in its entirety by reference to such financial statements.