Form 10QSB
period 2000-09-30
ETRAVNET COM INC
filed 2000-11-09
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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


                  Number of Shares Outstanding of Common Stock,
                  $.001 Par Value, September 30, 2000 5,525,042


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

                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                        ETRAVNET.COM, INC AND SUBSIDIARY
                                      INDEX
                               September 30, 2000


PART I: FINANCIAL INFORMATION (unaudited)

        Condensed Consolidated Balance Sheets,
        September 30, 2000 and December 31, 1999                               1

        Condensed Consolidated Statements of Operations
        for the nine and three months ended September 30, 2000                 2

        Condensed Consolidated Statements of Cash Flows
        For the Nine Months Ended September 30, 2000 and 1999                  3

        Notes to Condensed Consolidated Financial Statements                   4

        Management's Discussion and Analysis of Financial
        Condition and Results of the Operations                                6

PART II: OTHER INFORMATION

SIGNATURE PAGE

INDEX TO EXHIBITS


                        ETRAVNET.COM, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                    September 30,      December 31,
                                                                         2000              1999
                                                                   ---------------    --------------
                                                                     (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                        $     72,523      $     19,813
    Short-term investments                                              1,193,475         1,009,956
    Accounts receivable, less allowance for doubtful
        accounts of $75,025                                               390,934           418,461
    Prepaid expenses and other current assets                             221,857           171,497
                                                                       ----------        ----------

           Total Current Assets                                         1,878,789         1,619,727
                                                                       ----------        ----------

PROPERTY AND EQUIPMENT, at cost, less accumulated
    depreciation                                                           50,585            73,085
                                                                       ----------        ----------

OTHER ASSETS
    Goodwill, less accumulated amortization                               199,400           227,848
    Prepaid advertising                                                 1,996,000              -
    Notes receivable, less current portion                                857,186           703,397
    Software license and development costs                              1,177,301           888,800
    Security deposits and other                                            68,538            90,439
                                                                       ----------        ----------

           Total Other Assets                                           4,298,425         1,910,484
                                                                       ----------        ----------

           TOTAL ASSETS                                              $  6,227,799      $  3,603,296
                                                                       ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $    382,102      $    270,986
    Deferred revenue                                                      100,000            74,640
                                                                       ----------        ----------

           Total Current Liabilities                                      482,102           345,626
                                                                       ----------        ----------

OTHER LIABILITIES
    Deferred revenue                                                      857,186           703,397
    Security deposits                                                     139,358           139,358
                                                                       ----------        ----------

           Total Other Liabilities                                        996,544           842,755
                                                                       ----------        ----------

           Total Liabilities                                            1,478,646         1,188,381
                                                                       ----------        ----------

SHAREHOLDERS' AND MEMBERS' EQUITY
    Series A convertible preferred stock, par value
        $.001 per share; authorized 5,000,000 shares,
        143,497 shares issued and outstanding                                 143              -
    Common stock, par value $.001 per share; authorized
        20,000,000 shares 5,525,042 and 5,317,753 shares
        issued and outstanding at September 30,  2000 and
        December 31, 1999, respectively                                     5,525             5,318
    Additional paid-in capital                                          5,916,287         2,897,459
    Accumulated deficit                                                (1,172,802)         (454,602)
    Accumulated other comprehensive income (loss)                            -              (33,260)
                                                                       ----------        ----------

           Total Shareholders' Equity                                   4,749,153         2,414,915
                                                                       ----------        ----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  6,227,799      $  3,603,296
                                                                       ==========        ==========

                    See accompanying notes to condensed  consolidated  financial statements.

                                                     -1-


                                              ETRAVNET.COM, INC.
                                          (FORMERLY PLAYORENA, INC.)

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                 (UNAUDITED)

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                  September 30,
                                              2000           1999            2000          1999
                                          ------------  -------------   -------------  ------------
Revenues
    Franchise fees                        $     50,198          4,462   $     170,414       473,113
    Franchisee service fees and other          309,800        371,828         906,602     1,143,537
    Travel agency revenues                     714,994        818,444       2,733,337     2,917,974
    Advertising fees                            10,960         75,400          68,431       197,122
                                            ----------    -----------     -----------    ----------

        Total Revenues                       1,085,952      1,270,134       3,878,784     4,731,746
                                            ----------    -----------     -----------    ----------

Operating Expenses
    Cost of travel agency revenues             662,884        835,540       2,455,335     2,885,763
    Marketing and selling                      211,647        277,303         718,208       929,207
    General and administrative                 462,272        537,521       1,431,640       958,343
                                            ----------    -----------     -----------    ----------


        Total operating expenses             1,336,803      1,650,364       4,605,183     4,773,313
                                            ----------    -----------     -----------    ----------

        Loss from operations                  (250,851)      (380,230)       (726,399)      (41,567)

Other income, net                               31,087         24,562           8,199        58,151
                                            ----------    -----------     -----------    ----------

        Income (loss) before income
           taxes                              (219,764)      (355,668)       (718,200)       16,584

Provision for income taxes                       -              -               -             -
                                            ----------    -----------     -----------    ----------

        Net income (loss)                 $   (219,764)   $  (355,668)  $    (718,200) $     16,584
                                          ============     ==========    ============    ==========

Pro forma Information

    Historical income (loss) before
        income taxes                      $   (219,764) $    (355,668)  $    (718,200) $     16,584

    Provision for Income Taxes
        Adjustment to recognize income
           taxes as if company had
           been a "C" corporation                   -              -               -          6,600
                                            ----------    -----------     -----------    ----------

        Pro forma net income (loss)       $   (219,764) $    (355,668)  $    (718,200) $      9,984
                                            ==========    ===========     ===========    ==========

    Earnings (loss) Per Share:

        Weighted average common
           shares outstanding                5,525,042      5,225,781       5,421,398     5,078,789
                                            ==========    ===========     ===========    ==========

    Basic loss per share                  $      (.03)  $       (.07)   $       (.13)  $         -
                                           ==========     ==========      ==========     ==========

    Weighted average common shares
        outstanding assuming exercise
        of warrants                          5,525,042      5,225,781       5,421,398     5,196,382
                                            ==========    ===========     ===========    ==========

    Diluted loss per share                       (.03)    $     (.07)           (.13)  $         -
                                            =========      =========      ==========     ==========

                    See accompanying notes to condensed  consolidated  financial statements.

                                                    -2-

                                              ETRAVNET.COM, INC.
                                          (FORMERLY PLAYORENA, INC.)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                (UNAUDITED)
                                                                           2000            1999
                                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                  $   (718,200)   $     16,584
                                                                        -----------      ----------
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Equity in loss of affiliate                                           -              155
           Merger expenses paid in shares of common stock                        -          241,000
           Advertising expense paid in common stock                          25,000              -
           Depreciation and amortization                                     50,948           9,411
           Loss on sale of marketable securities                             34,716              -
           Amortization of stock based compensation                         102,000              -

           Changes in assets and liabilities:
               Accounts receivable                                           27,527           7,965
               Notes receivable                                            (179,149)        (35,724)
               Prepaid expenses and other
                  current assets                                            (25,000)        (78,505)
               Security deposits                                             21,901            (457)
               Accounts payable and accrued expenses                         96,462          15,216
               Deferred revenue                                             193,803          30,914
               Other liabilities                                                 -           18,774
                                                                        -----------      ----------

               Total adjustments                                            348,208         208,749
                                                                        -----------      ----------

               Net cash provided (used) by operating activities            (369,992)        225,333
                                                                        -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payment for software license and development costs                     (288,501)             -
    Purchase of furniture and fixtures                                           -           (3,681)
    Acquisition of short-term investments                                  (184,975)       (302,121)
                                                                        -----------      ----------

               Net cash used by investing activities                       (473,476)       (305,802)
                                                                        -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to shareholder                                                 -         (194,836)
    Net proceeds from private placements                                         -          210,000
    Net proceeds from the issuance of preferred stock                       896,178              -
                                                                        -----------      ----------

               Net cash provided by financing activities                    896,178          15,164
                                                                        -----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         52,710         (65,305)

CASH AND CASH EQUIVALENTS - beginning                                        19,813         109,557
                                                                        -----------      ----------

CASH AND CASH EQUIVALENTS - end                                        $     72,523    $     44,252
                                                                        ===========      ==========


Non cash investing and financing activity
    Prepayment of advertising costs for common stock                   $  2,021,000    $         -
                                                                        ===========     ===========


                    See accompanying notes to condensed  consolidated  financial statements.

                                                    -3-

                        ETRAVNET.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for each of the nine and three month periods ended September 30, 2000 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 1999 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the nine and three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.   PREPAID ADVERTISING

     In February 2000, the Company purchased approximately $2,021,000 of advertising time in various markets located through the United States through the issuance of 207,289 shares of its common stock. These media placement costs for each specific market are expensed when the advertisement first appears in the related market. Management estimates that it will utilize 50% of the advertising budget in the year 2001 and the balance in the year 2002. Through September 30, 2000, the Company utilized and expensed $25,000 of such costs.

3.   CONTINGENCIES

     Legal Proceeds

     In a lawsuit filed in Indiana, on June 21, 1999, JCB Enterprises ("JCB"), a franchisee of the Company, is seeking money damages in excess of $80,000 for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between the Company and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and the Company. JCB recently filed personal and corporate bankruptcy and JCB's interest in the lawsuit has been transferred to JCB's bankruptcy trustee who has given a indication of interest in settling the lawsuit out-of-court. The Company made an offer to settle this lawsuit for $15,000. This offer was rejected by JCB's bankruptcy trustee. Nevertheless, the Company intends to vigorously defend the matter. In addition, the Company is involved in other legal proceedings incurred in the normal course of business. At September 30, 2000, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

     Merger Related Items

     In connection with the Company's merger with Playorena on September 17, 1999, Playorena's recorded liabilities amounted to $332,218. The details are as set forth below:

           Notes payable                                           $      35,000
           Due to shareholder                                             41,300
           Liabilities of discontinued operations                         66,226
           Accrued expenses                                              189,692
                                                                     -----------

                 Total liabilities                                 $     332,218
                                                                     ===========

                        ETRAVNET.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)





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

     The indemnification relates to any claims or other legal actions commenced to collect any amounts included in the balances set forth above, to the extent that claim is made by the potential creditor within three years from the date of the Agreement. To date, no claims have been received by the Company.

     For the reasons set forth above, the Company has given no accounting recognition to these items in its financial statements.

     Letter of Credit

     The Company was contingently liable under a letter of credit in the amount of $25,000, which will expire in September 2001. The letter of credit was obtained to facilitate processing airfare reservations via customers' credit cards.

4.   INCOME TAXES

     As a result of the Company's operating loss during the nine months ended September 30, 2000, no current income taxes are provided. Deferred tax assets and the related valuation allowance were both increased by approximately $251,000 during the nine months ended September 30, 2000. The Company has net operating loss carryforwards of approximately $397,000 at December 31, 1999.

5.   STOCK ISSURANCE

     During the third quarter, the Company issued 143,497 shares of their series A convertible preferred stock at $7.00 per share. These shares with a par value of $.001 can be converted into two shares of common stock, once the price of the common shares equals or exceeds 200% of the then applicable conversion price, (currently $3.50) for twenty consecutive days and the stock is listed on the NASDAQ for 90 days. Also attached to each share of the preferred stock is a warrant to purchase one share of common stock at $10.00. The warrants are exercisable for a period of up to three years. The total proceeds for this issuance, net of applicable costs, was $896,178.

                        ETRAVNET.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


6.   SEGMENT INFORMATION

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes the merger related charge for issuance of common stock and other corporate items not specifically allocated to the segments.

                                     Travel &
                                      Related          Internet
          Nine Months Ended         Management        Technology
          September 30,2000          Services          Programs           Other           Total
      -------------------------  ----------------  ----------------  --------------  --------------

      Revenues                     $    3,878,784    $           -     $         -     $  3,878,784
      Segment profit (loss)        $      695,312    $           -     $    (22,888)   $   (718,200)
      Total assets                 $    1,861,498    $    3,173,301    $  1,193,000    $  6,227,799
      Capital expenditures         $           -     $      288,501    $         -     $    288,501
      Depreciation and
         amortization              $       50,948    $           -     $         -     $     50,948
      Interest income              $           -     $           -     $     11,828    $     11,828


     During the nine months ended September 30, 1999, the Company operated in the travel and related management services segment only.

7.   SUBSEQUENT EVENT

     On October 9, 2000, the Company signed a letter of intent to sell 857,000 shares of common stock to a global distribution system (airline reservation system) for $3.50 per share. The common stock to be sold will be restricted and may not be sold for a period of one year from the date of issue, and will be subject to certain limitations on sale for two years after the date of issue.

     In exchange for the sale of the shares, the Company agreed to license certain of its developed software technology to the purchaser, and to waive the license fee. The Company also agreed to offer one seat on its Board of Directors to the purchaser.

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

     With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating sellers. Because we are the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to total revenues, except as indicated:

                                  Three Months Ended     Nine Months Ended
                                      September 30,        September 30,
                                    2000       1999      2000       1999
                                    ----       ----      ----       ----
REVENUES
Franchise fees                        4.6%       0.4%       4.4%    10.0%
Franchise service
Fees and other                       28.5       29.3       23.4     24.2
Travel products and services         65.9       64.4       70.4     61.7
Advertising and other                 1.0        5.9        1.8      4.1
                                    ------     ------     ------   ------

TOTAL REVENUES                      100.0%     100.0%     100.0%   100.0%
                                    ======     ======     ======   ======

OPERATING EXPENSES
Cost of travel products and          61.0       65.8       63.3     61.0
sales
Marketing and selling                19.5       21.8       18.5     19.6
General and administrative           42.6       42.3       36.9     20.3
                                    ------     ------     ------   ------

TOTAL OPERATING EXPENSES            123.1      129.9      118.7    100.9
                                    ------     ------     ------   ------

Income (loss) before other
Income and income taxes             (23.1)     (29.9)    (18.7)     (0.9)
Other                                 2.9        1.9        0.2      1.2
                                    ------     ------     ------   ------

Income (loss) before income taxes   (20.2)     (28.0)     (18.5)      .3
Net income (loss)                   (20.2)%     28.0%     (18.5)%     .3%
                                   =========   ======    =======     =====

Comparison of three and nine months ended September 30, 2000 ("2000") and 1999 ("1999")

REVENUES

Franchise Fees

     Franchise fees declined in each 2000 period as compared to as related 1999 periods as a direct result of management's decision in 1999 to focus all of our resources and funding on development and growth of our Internet presence. In fiscal year 1999, we reduced our advertising and promotion of franchising activities in the domestic and international market because of time and cost considerations and devoted full attention to the development of Internet-based travel services. Our Internet business has completed its beta testing and is expected to begin operations in 2000. Management believes that it will have the time and effort to resume an aggressive promotion for our domestic and international franchising since we will no longer be preoccupied with the development of the web based business.

Franchise Service Fees and Other

     Franchise service fees decreased by approximately $237,000 and $62,000 in the nine and three months ended September 30, 2000, respectively, as compared to the nine and three months ended September 30, 1999. The decrease is principally attributable to a number of franchisees going out of business.

Travel Products and Services

     Travel products and services decreased by approximately $185,000 and $103,000 in the nine and three months ended September 30, 2000 respectively as compared to the nine and three months ended September 30, 1999. The decreases are attributable to the effect of various incentives which we offered to franchisees in 1999 to interest franchisees customers in travel packages, partially offset by increased customer traffic as a result of our Internet ("online") presence.

OPERATING EXPENSES

Cost of travel products and services

     The cost of travel products and services decreased by approximately $430,000 and $173,000 during the nine and three months ended September 30, 2000 respectively, as compared to the nine and three months ended September 30, 1999. These costs decreased as a result of lower commissions and fees paid to franchisees in connection with the earlier noted incentives offered to customers. The cost of travel products and services --as a percentage of travel products and services sales -- were approximately 89% and 93% for the nine and three months ended September 30, 2000 and 102% and 99% for the 1999 periods.

Marketing and Selling

     Marketing and selling expenses decreased by approximately $211,000 and $66,000 for the nine and three months ended September 30, 2000 respectively, as compared to the related 1999 period. Decreases in payroll costs in the 2000 periods were partially offset by increases in incentives and online related commissions.

General and Administrative

     General and administrative expenses increased by approximately $473,000 and decreased by approximately $75,000 during the nine and three months ended September 30, 2000, respectively, as compared to the related 1999 periods. As a percentage of net revenues, these costs were 37% and 43% during the nine and three months ended September 30, 2000 respectively, as compared to 20% and 42% in the related 1999 periods. The changes in general and administrative expense in the 2000 periods is attributable to increases in consulting expenses related to our expanding Internet activities, professional and other fees related to our status as a public company and stock-based compensation related to the granting of stock options to employees and consultants, as offset by a reduction in expenses based on the decreased roster of franchised agencies.

Variability of Results

     Our travel products and services gross bookings have decreased slightly from year to year due to a decrease in the number of franchises as offset by repeat purchases by existing customers and increased customer acceptance of electronic commerce. Revenues from travel products and services decreased in conjunction with the decrease in gross bookings. Operating expenses have similarly decreased on a year to year basis, reflecting decreased spending on developing our online operations and expanding strategic relationships.

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

LIQUIDITY AND CAPITAL RESOURCES

     Although we were successful in becoming a public entity in September 1999, in September 2000 approximately $896,000 net was raised in a sale of 143,497 shares of our Series A convertible preferred stock. Previously, in March 1999, our wholly owned subsidiary, Global Travel Network, L.L.C., raised $210,000 (net of $40,000 in syndication costs) in a private sale of membership interests. Cash used in operations was approximately $126,000 in the nine months ended September 30, 2000. Cash provided by operations was $236,0000 in the related 1999 period. Cash used in operating activities in 2000 was primarily attributable to our net loss, partially offset by increases in accounts payable.

     On October 9, 2000, we signed a letter of intent to sell 857,000 shares of common stock to a travel distribution company for $3.50 per share. The common stock to be sold will be restricted and may not be sold for a period of one year from the date of issue and will be subject to limitations on sale for two years after the date of issue.

     In exchange for the sale of the shares, we agreed to license certain of our developed software technology to the purchaser and to waive the license fee. We also agreed to offer one seat on our Board of Directors to the purchaser.

     Cash used by investing activities in 2000 was approximately $473,000 as compared to a use of approximately $306,000 in 1999. Cash used in investing activities in 1999 was primarily for payments for short-term investments. Cash used in investing activities in 2000 consisted of payments for short-term investments as well as payments for software license and development costs.

     Cash provided by financing activities was approximately $896,000 in 2000 and $15,000 in 1999. Cash provided by financing activities in 2000 consisted of proceeds from the sale of 143,497 shares of our series A convertible preferred stock and in 1999 from the sale of equity interests of $210,000 offset by approximately $195,000 of distributions to shareholders prior to our merger with Playorena, Inc. As of September 30, 2000, we had approximately $72,000 in cash and approximately $1,194,000 in short-term investments. Our principal commitments consist of amounts due pursuant to our master lease with Wal-Mart. These amounts, however, are substantially recovered by our subleases with our Wal-Mart Supercenters franchisees. In addition, we are obligated to make additional payments to the developer of our "Haggle" software in 2000, which we believe could potentially aggregate $120,000.

     We believe that results of operations, current cash, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2000.

POSSIBLE SALE OF FRANCHISE SYSTEM

     We have been approached by an unrelated entity with respect to the possible sale of our Travel Products and Services Division, including it franchise system, to this entity. As of the date of filing this Form 10-QSB, a preliminary asset purchase agreement has been drafted. If the transaction is effected, thereafter the "bricks and mortar" travel agency activities of our Travel Products and Services Division, including the franchise system, would be carried out by the purchaser, and our online travel agency activities would thereafter become our principal activity.

     Currently, we can give no assurance that an agreement to sell substantially all of the assets of our Travel Products and Services division will be effected.

     The registrant's Franchise Division consists of three (3) brands: Travel Network (the U.S. division); Vacation Central (locations within Mid-West

Super-centers); and Global Travel Network (locations outside the U.S.) The registrant separately maintains an Online Division relating to business opportunities growing out of our patent pending web technology utilizing net-to-phone (telephony) reservation and servicing capabilities. In December 1999, the registrant was approached by an unrelated third party who expressed an interest in the possible acquisition of the Franchise Division for cash and an incremental "earn out" pursuant to a proposed consulting agreement over the next three (3) years with the registrant. No letter of intent has been executed with respect to the proposed acquisition, but as of the date of this filing, an Asset Purchase Agreement has been drafted and negotiations continue. Since such possible sale could be material in character, a Form 8-K has been filed in an abundance of caution at this time and because the registrant separately has disclosed the possible sale to proposed future investors in the registrant. If the asset purchase is effected, thereafter the "bricks and mortar" travel agency activities of the registrant's Franchise Division would be carried out by the prospective acquiror. The Online Division's travel agency activities would thereafter become the Company's principal emphasis. If, in fact, the asset purchase occurs, there will be no continuing responsibilities thereafter between the Company and the prospective acquiror except for a three year consulting period and the supplemental "earn-out" payment contemplated in the proposed consulting agreement, but there can be no assurance that this will be the final structure of any proposed sale.

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

     We have experienced no interruptions in our business because of Y2K and are not aware of any significant problems being experienced by our customers or suppliers that would have a negative impact on us. There can be no assurance, however, that unexpected difficulties related to Y2K compliance by us, our customers, or suppliers will not occur. Such unexpected difficulties could have a material adverse effect on us. Through December 31, 1999, the Company's Y2K compliance for software testing, modifications and upgrades were completed without any significant expenditures.

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


                                                   ETRAVNET.COM, INC.

                                                   /s/ Michael Y. Brent
                                                   -----------------------------
                                                   Michael Y. Brent, President
                                                   Dated: November 8, 2000


This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending September 30, 2000 and is qualified in its entirety by reference to such financial statements.