Form 10KSB
period 2000-12-31
ETRAVNET COM INC
filed 2001-04-02
CIK 852766

ETRAVNET COM INC



                               Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: April 2, 2001
                            Period End: Dec 31, 2000


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: ETVT

                                Table of Contents

             To jump to a section, double-click on the section name.


                                      10KSB

PART  I.......................................................................4
Item  1.......................................................................4
Table 1.......................................................................5
Table 2.......................................................................6
Teble 3.......................................................................9
Table 4.......................................................................9
Table 5.......................................................................11
Item  2.......................................................................12
Item  3.......................................................................12
Item  4.......................................................................12

PART  II......................................................................12
Item  5.......................................................................12
Table 6.......................................................................13
Item  6.......................................................................13
Income Statement..............................................................14
Table 7.......................................................................14
Item  7.......................................................................17
Item  8.......................................................................17

PART  III.....................................................................17
Item  9.......................................................................17
Table 8.......................................................................17
Item  10......................................................................18
Table 9.......................................................................18
Table 10......................................................................19
Table 11......................................................................19
Item  11......................................................................20
Table 12......................................................................20
Item  12......................................................................20

PART  IV......................................................................20
Item  13......................................................................20
Table 13......................................................................20

Balance Sheet.................................................................25
Statments of Operations.......................................................26
Statement of Shareholders and Members Equity..................................27
Statement of Cash Flows.......................................................28
Notes to Financial Statements.................................................29

                                     10KSB1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                           Commission File No. 0-18412

                               ETRAVNET.COM, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                          11-2602120
- -------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             560 Sylvan Avenue,07632
                     Englewood Cliffs, New Jersey (Zip Code)
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:     (201) 567-8500
                                                        --------------

                                      N/A
          -----------------------------------------------------------
          (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                $.001 per share
- --------------------------------------------------------------------------------
                                (Title of Class)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $648,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 31, 2000, there were 5,505,201 shares of Common Stock, par value $.001 per share outstanding.

Documents incorporated by reference: None

                                     PART I
Item 1.  Business
- -------  --------

Company History

        We are a travel management company using technology and the Internet for our franchise chain and the retail consumer online. Prior to changing our name, we were incorporated in June 1982 as Travel Network, Ltd. in New York and did business as Global Travel Network. On February 1, 1994, we re-incorporated in New Jersey (at which time the New York corporation was merged into the New Jersey corporation). In turn, Global Travel Network, L.L.C. ("GTN") was created as a conduit to participate in the franchise Global Travel Network business of Travel Network, Ltd. On September 17, 1999, Playorena, Inc. acquired the outstanding equity of GTN in exchange for 5,063,379 shares (including 123,292 shares reserved for issuance upon the exercise of certain warrants previously issued by GTN and 4,931,087 shares issued to equity holders of GTN) of Playorena's common stock, representing 94.5% of the issued and outstanding common stock of Playorena upon completion of the merger. Prior to the merger, Playorena operated as a public shell seeking the acquisition of, or merger with, an existing company. Following the merger, we changed our name to ETRAVNET.COM, Inc.

        In business since 1982, we, through our Global Travel Network franchise business, now have over 300 locations throughout the United States, including over 50 franchised travel agencies located within Wal-Mart Super-centers nationwide, and over 50 international franchised agencies and master franchises representing 21 countries and the Caribbean.

        Moreover, we provide core services to franchisees, small office/home office ("SOHO") agencies, independent travel agencies and high traffic websites. We provide each agency with an interactive, real time travel-booking engine and access to our preferred deals though our relationships with leading travel industry suppliers. However, see "Risk Factors - Possible Sale of Franchise Division." Specifically, management supervision has been delegated to specific employees who have responsibility for overseeing the franchise system as described above.

        The Online Division was in development stages in 1999 and is currently seeking to offer 3 unique services with a separate management team which has strong expertise in marketing, technical support and web-based development. We have established 3 brands that include:

o ETRAVNET.COM (SM) A travel and hospitality site that will be the focal point of private label websites.

o HAGGLEWITHUS.com (SM) A real-time reverse auction booking system that will utilize our exclusive patent pending technology for the travel industry and the retail-shopping sector.

o REZCONNECT.COM (SM) An online reservations service specializing in real time reservations for the hotels and restaurant industries. Rezconnect.com
    (SM) will also use our patent-pending technology.

Promotion

        We believe we have a unique and cost effective sales strategy. By extending our franchise model to the Web, we are funneling the cost of customer acquisition to our "Web agencies." These Web agencies, which will be websites that are not in the travel industry, existing franchisees, newly recruited SOHO agencies and independent travel agencies, is expected to augment our customer base without having to incur the sales and marketing expenses traditionally associated with reaching a critical mass. We intend to advertise services offered through our own site via traditional and online media buys.

Franchise Division

        We currently generate revenues from several sources: franchise start-up fees, service fees, computer system usage (segment) and commission fees. The table below lists the breakdown of our pricing policy per agency type:

                                                                                    Transactional
              Agency Type                Franchise/Sign-up Fees    Service Fees     Commission %
                                                                        (1)

 Conversion Agency ("Power Partners")              $42                  $50             2.00%
                  SOHO                           $4,000              $50 - $70          3.75%
            Start-up Agency                      $30,000            $350 - $770          N/A
         Wal-Mart Supercenter               $29,000 - $35,000       $320 - $660          N/A
          Regional President                     $80,000            $250 - $570          N/A
        International President                 $125,000+           $250 - $570          N/A

(1)     Fees charged monthly and increase  annually  according to the length of the agency's  affiliation  with our network.
(2)     Historical figures for 1997-1999 showing the results of operations are in Appendix I.

Online Division

        We also expect to garner web advertising revenues based on an average number of unique visitors per website, an average number of monthly visits per visitor, an average number of page views per visit and an average number of banners per page view in order to get a total number of page views. The price charged per 1000 page views ("CPM") is estimated to start at $20 and fall over time, reaching a CPM of $5. In addition, we expect to earn email revenues from agencies that will subscribe to email service. We will charge the agencies a set price per email we sends to visitors on their sites. The price charged varies by agency type and ranges from $0.10 to $0.20 per email.

     HAGGLEWITHUS.COM (SM) is a reverse, real time, one-on-one multiple bid virtual auction system. This means the bid price goes lower (not higher), is interactive in character and involves one bidder at a time. Because the system is web-based (not email-based) and real time in character, multiple elements (brand and other specifics) can simultaneously be considered as part of a bid. (This is in contrast to Priceline.Com which is price-based only where, if the price is met, one must accept the associated conditions of a sale). With HAGGLEWITHUS.COM (SM), a user's bid is not accepted unless all elements of the bid are met. In fact, the technology permits simultaneous, multiple bids as well as back and forth bidding more akin to a live auction environment.

     HAGGLEWITHUS.COM (SM) is owned and operated by us and allows a consumer to negotiate directly with any travel supplier chosen by the consumer. The consumer makes a bid for the purchase of the travel services, which bid is transmitted to the travel supplier through the HAGGLEWITHUS.COM (SM) website. The bid is converted to an automated phone call which is received by the travel supplier at which point the bargaining process begins. Assuming the travel provider is able to offer a price which is acceptable to the consumer and the consumer is willing to accept the price of the travel supplier, a confirmation will be issued by the travel provider within minutes of the initial consumer inquiry. The HAGGLEWITHUS.COM (SM) process enables a consumer to maintain control over his transactions by allowing the consumer to pick the travel supplier, bid directly with the travel supplier for the lowest price and confirm the travel arrangements, all within minutes. During our current pilot operating state, the HAGGLEWITHUS.COM (SM) system is initially limited to hotel reservations. (we already secured relationships with approximately 2,500 hotels who have agreed to utilize the HAGGLEWITHUS.COM (SM) website.) We plan to expand the use of HAGGLEWITHUS.COM (SM) to sell products, resorts, tours, cruises and airline tickets during the second half of 2000. Because of such flexibility, we believe HAGGLEWITHUS.COM (SM) will attract people and entities who will be willing to pay our revenues through listing as well as transactional fees. The following table enumerates the listing fees charged and commission arrangements on HAGGLEWITHUS.COM (SM) transactional sales for each type of related product:

          Product              Listing Fees (*)     Commission %
          -------              ----------------     ------------

            Hotel                $12.50 - $18.00          10%
            Tours                 $5.00 - $8.00           10%
            Cruises               $5.00 - $10.75          10%
            Airline Tickets       $2.00 - $3.50           10%
            Car Rentals          $10.00 - $15.00          10%

(*) Fees charged monthly and increase annually according to the length of the travel suppliers' usage of the application.

Distribution
- ------------

        The platform we have developed will expand our distribution channels online utilizing the efficiencies available through the Internet, effectively complementing our existing offline distribution channels. Agencies participating in our web distribution will be able to work closely with their customers as they shop for deals offered on our platform (which will consist of our inventory, our preferred suppliers and the agent's own offerings). The agencies will have the ability to offer these products on their website, served by our Internet platform.

        We intend to attract agencies into our network by advertising in trade shows, telemarketing, sending broadcast faxes and emailing potential agencies for the Power Partners program. For SOHO agencies, we plan to advertise in newspapers and magazines that cater to home-based and small office businesses. We will also advertise in newspapers and domestic and international franchise trade shows to attract more Wal-Mart and international agencies. In addition, we will be contacting all websites that do not already offer travel and have attractive demographics through telemarketing and email.

The Strategy
- ------------

        We intend to utilize our power base of 300 agencies which books an estimated $1.5 billion in sales in cumulative store volume, to advance our web based business of travel sales through various channels of distribution. Because we believe that our patent-pending technology products offer the client unique opportunities to save money in all segments of the travel industry, we believe we have a distinct advantage over our competition.

        We have classified the online agencies we will contact under three general categories:

        Our strategy is to develop a B2B ("business to business") component. The B2B activities include an interactive, real-time travel booking engine we provide to our franchisees, SOHO agencies, independent travel agencies and private-label websites for high demographic web commerce companies in industries outside travel, all of whom gain cost-effective means of offering the travel benefits negotiated by our purchasing power, while realizing added revenues. These avenues will also provide us with access to additional travel customers with little acquisition costs since the aforementioned are marketing their sites to attract such web shoppers.

1. Our current online, interactive sites (which are designed to generate visitors, purchases and create revenue) are the following:

               ETRAVNET.COM (SM)
               HAGGLEWITHUS.com (SM)
               REZCONNECT.com (SM)

In the B2C (" business to consumer") component, we will directly offer travel-related products to consumers through our own website. We will also expand our offline distribution channels by developing our network of domestic and international agencies as well our store-within-a-store Wal-Mart agencies. Additionally, we have established innovative programs that we will offer directly to both travel agencies and consumers alike, the first of which is an online, real-time, reverse auction application. In this sector, our goals are to provide:

o       Competitive travel products;
o       Online capability to provide travel-related services in real-time;
o A customized and easy-to-use website that preserves each agency's corporate identity;
o Access to our online system that interfaces with one of the leading centralized reservation systems, offering agencies an efficient mechanism to electronically book air travel, hotel rooms, car rentals, cruises and tours;
o       Enticing commission and override arrangements; and
o Quality assistance to improve the execution of each agency's travel option.

2. Private labeled travel agency site: high traffic or large e-commerce websites with outstanding demographics which offer our travel products within their existing sites under their own brand;

3. Conversion Agencies or "Power Partners" -- full-service travel agencies who will join our network or participate in some of our travel products and promotions; and

     SOHO Agencies-comprised of individuals who operate as satellite agencies from their own homes or work locations.

        Our strategy is clearly focused on propelling our B2B and B2C e-commerce business through using our proprietary technology for our own websites and applications for revenue producing from other websites that attract web visitors primarily for their content, products, and services outside of the travel industry. Since research firms like Jupiter and Forrester Research have projected that travel purchases will dominate web commerce in the next five years, we believe that this approach will provide for low cost of acquisition of customers to buy travel on sites with which they have familiarity which result in sales for us.

        While we see our future growth coming heavily from the e-commerce side, today the Company is a leading travel agency franchiser offering assistance to qualified entrepreneurs to enter the travel agency business as well as assisting existing agencies to benefit from using a global brand name and the accompanying benefits. In fact, we is entering our 18th year of operation and is one of the largest travel agency chains in the world. It has received international recognition for the quality of our programs, services and relationships with our franchisees. Currently, we have over 300 domestic travel agencies (broken into classes, including start-up and conversions) and over 50 international travel agencies. In recognition of our stature, we were honored as a leading franchiser by Income Opportunity Magazine, Entrepreneur Magazine, Travel Weekly and Tour & Travel News.

        Our franchise fees range from $3,000 to $29,900 depending upon the particular franchise program purchased for the creation and start-up of a newly created retail travel agency (a "start-up franchise") or the conversion of an existing and established retail travel agency to that of a "Travel Network", "Vacation Central" or "Global Travel Network" travel agency (a "conversion franchise"). We also offer, at a fee ranging from $40,000 to $80,000, depending upon the territory granted, an area sales representative program ("regional president franchise") in which the franchisee is given the exclusive right, for a designated area, to solicit, screen and propose prospective franchisees to us within such designated area. A similar Regional President franchise program is offered with respect to franchisees for designated territories located outside of the United States. All of our operating franchisees pay to us, in addition to the initial franchise fee, a monthly service fee which ranges from $350 per month for the first 12 months following the opening date of the franchise location to $750 per month commencing 37 months following the opening of the franchise location.

        Through our retail franchise system, we feature a frequent flyer Miles Program as a value added benefit to promote consumer loyalty. Under our Miles Program, the first time a Travel Network customer travels, he or she receives an introductory certificate for 1,000 miles which may be utilized in conjunction with any one of six major United States air carriers. Thereafter, the consumer, through subsequent travel, may earn additional miles in addition to that earned under the airline's frequent traveler program. This enables Travel Network retail customers to earn additional frequent traveler benefits (one from the airline's frequent traveler program and a separate Miles Program benefit from Travel Network), thereby enhancing consumer loyalty.

        We are currently in the process of launching a satellite office franchise program (the "satellites") pursuant to which a franchisee will be given the ability to join and affiliate with a full service Travel Network franchisee (a "home office") as a satellite office while working from a home or other work location. A Satellite will have complete ability, via computer, to research and book reservations as if physically located in a travel agency. Itineraries, ticketing and boarding passes are processed at the agency with whom the satellite franchise is associated, and all travel documents will be obtained by the Home Office for direct delivery to the customer or delivery to the Satellite franchise for delivery to the customer. Satellite franchises are intended to be offered at a franchise fee of $4,995. We believe that the satellite concept offers maximum flexibility to individuals desiring to enter the travel industry and who do not want to open an independent office. Existing agencies with which satellites are affiliated will have the ability of expanding their outside sales agent network and revenue base without capital costs for additional office space and compute equipment. We have not sold any satellite franchises to date.

        Each of our franchisees are independently owned and operated at their own respective leased locations. We provide our franchisees with training and instruction in the Global Travel Network methods of operation, including promotional assistance, agency development and expansion, computer usage, operating procedure, travel product, advertising and related travel agency management concepts. Throughout our franchise relationship, we provide continual training and assistance, conferences, seminars, meetings and workshops to add to the franchisees' skills and enhance the operation of each Global Travel Network travel unit.

Competition
- -----------

        We have the characteristics of both an online travel provider and a brick and mortar travel agency. We rely on selling our travel-related products through traditional brick and mortar travel agencies and online sites. We differentiate ourselves through our buying power and low acquisition costs. This unique positioning results in us having few direct competitors. Our competition can be classified into three separate types of companies: the online travel providers, the retail travel providers and electronic distributors of travel information and services.

1.      Online Travel Providers
        -----------------------

     The numerous competitors in this category offer travel bookings solely through the use of the Internet. The main online competitors include Expedia, Preview Travel, Inc., Cheap Tickets, Inc., GetThere.com, Travelscape.com, Lowestfare.com, Travelocity.com and Priceline.com.

     Expedia, Preview Travel, Inc. and GetThere.com offer branded online travel services such as airlines, hotels and car rental for leisure and small business travelers.

        Cheap Tickets, Inc. offers discount tickets for leisure travel. Cheap Tickets purchases non-published fares from airlines and resells those tickets to customers at a discount to the published fares. Cheap Tickets also offers regularly published fares for auto rentals and hotel reservations.

        Priceline.com offers similar travel booking capabilities to the other online providers, but in a uniquely different fashion. Priceline.com allows customers to bid their own price for domestic and international airlines and hotel chain reservations. Priceline.com in turn searches its database to determine whether the request can be met at the user's bid price. However, if the bid price is met, the user has no flexibility to change any of the arrangements made by Priceline.com or to meet his/her request.

        Lowestfare.com provides reservation on over 400 airlines worldwide and finds customers last-minute specials, with savings off the published fare. It also offers reservations at more than 39,000 hotels at select discounts and discounted vacation packages and tours. Lowestfare.com is working with Thestreet.com to offer private-label Web travel.

2.      Retail Travel Providers
        -----------------------

     The retail travel providers offer various services to online travel providers and through brick and mortar agencies such as the distribution of vacation packages, designing and marketing travel programs, corporate travel management, vacation products and travel related information. Companies such as 800 Travel Systems, Inc., Intrav, Inc., Global Vacation Group, Grand Adventures Tour and Travel Publishing Corp., Navigant International, Uniglobe.com, Travel Dynamics, Inc. and Travel Services International are included in this category.

        The retail travel provider most comparable to us is Uniglobe.com. Uniglobe.com provides products and services through the Internet to leisure and business travelers and also operates a travel fulfillment center for home-based agents and online companies.

Generally

        The following table summarizes our services in comparison to other online agencies.

                                                             24/7
                           Brick &                Customer   Customer             Ability to    Real Time
                           Mortar     Provides    Service    Service                 Chose     Booking for
                           Agencies   Additional  in Person  Via        User      Destination   Full Range
Site Name                  Available   Content               Telephone  Friendly     Time      of Products

Global Travel Network*        |X|        |X|         |X|        |X|       |X|         |X|          |X|
Preview Travel                           |X|                    |X|
nternet  Travel Network                  |X|                              |X|         |X|
Travelocity                              |X|                                          |X|          |X|
TheTrip.com                              |X|                              |X|         |X|          |X|
Itravel.com                                                     |X|                   |X|          |X|
Biztravel                                |X|                              |X|         |X|          |X|
Expedia                                  |X|                    |X|       |X|         |X|
Uniglobe Travel Online        |X|        |X|         |X|        |X|       |X|         |X|
Traveler's Net                           |X|                    |X|                                |X|
Airlines of the Web                      |X|                              |X|         |X|
Yahoo Travel                             |X|                              |X|         |X|
Atevo                                    |X|                              |X|         |X|          |X|
Travel ResDirect                         |X|                              |X|         |X|          |X|
UAL.com                                                         |X|       |X|         |X|
Priceline.com                            |X|

* In the event the Franchise Division is sold (see "Possible Sale of Franchise
Division"), the checkmark in the "Bricks and Mortar" column would no longer be applicable.

Litigation Issues

        A franchisee, JCB Enterprises, is seeking damages for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement and money damages of $80,000 or more for a declaratory judgment on whether a partnership existed between the franchisee and us. The franchisee recently filed personal and corporate bankruptcy and the lawsuit has been transferred to the trustee who is expected to pursue the case. We will aggressively defend our actions and believe we will be successful in proving our case and obtaining dismissal, although there can be no assurance thereof.

Bankruptcy

        None of our officers or directors has been involved as a debtor in any proceedings under the U.S. Bankruptcy Code (or comparable foreign law).


                                   MANAGEMENT

Directors, Director-elect and Executive Officers

        Set forth below is certain information concerning the directors and executive officers:

Name                  Age                   Position/Title
- ----                  ---                   --------------
Michael Y. Brent      58....................President, Chief Executive Officer, Secretary and Director
Stephanie Abrams      56....................Executive Vice President
Derek J. Brent.       29....................Treasurer, Vice President/Sales and Director
Harold L. Kestenbaum  50....................Director
Jay M. Haft                                 Director-elect

        Mr. Michael Y. Brent, President, Chief Executive Officer, Secretary and a Director, graduated from the University of Miami in June 1965 with a Bachelor of Arts in administration and accounting. From July 1965 through 1974, he was a Director of Convention Sales for his family hotel business. From 1974 - 1981, Mr. Brent owned and operated his own travel company. In 1982, he helped start Travel Network, Ltd. ( one of our predecessors) and served as Vice President until June 1989 when he became its Chief Operating Office and a part owner. In 1994, Mr. Brent became our President and Chief Executive Officer. As of December 1997, he became our sole owner.

        Ms. Stephanie Abrams, Executive Vice President, joined our predecessor in 1986 with four years of experience in retail, wholesale, tour operations and travel sales. Ms. Abrams earned a Bachelor of Arts with a major in education in 1965 and a Master of Science with a double major in social sciences and education from Queens College of the City University of New York in 1967. Ms. Abrams has developed and implemented Company marketing programs and has been responsible for the sale of individual unit franchises, conversion of existing agencies and the sales of U.S. Regional Master Rights. She has held the positions of Director of Field Services (1986), National Director of Marketing
(1988), Vice President of Global Marketing (1992) and assumed the position of Executive Vice President in 1995. Ms. Abrams has served on advisory boards of ASTA, the ASTA Council of Travel Marketing Organizations, Dollar Rent-A-Car, Hong Kong Tourism, System One and AMADEUS Travel Industry Reservations Systems, as well as the International Affairs Committee of the International Franchise Association. She has also been named on the list of the Most Powerful Women in Travel (Travel Agent Magazine).

        Mr. Derek J. Brent, a Director as well as Treasurer and Vice President/Sales, joined our predecessor in May 1993 as sales consultant. In 1996, he became Director of Sales. Mr. Brent, the son of Michael Y. Brent, graduated from the University of Maryland in June 1993 with a Bachelor of Business Administration and Accounting, majoring in accounting. He has passed all necessary CPA examinations and is applying for certification as a CPA by the Certified Public Accountants Board of New Jersey.

        Mr. Harold Kestenbaum, an independent Director of our predecessor since 1995, is also our franchise and general counsel. Mr. Kestenbaum has been engaged primarily in the private practice of law, specializing in franchise law from his Garden City, New York offices.

        Mr. Jay Haft, a consultant since August 9, 2000 and a Director-elect, is the developer of ReZconnect, our patent- pending net-to-phone-to-net technology. Mr. Haft, who will become a director concurrent with finalization of our directors and officers liability insurance, is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions as well as in the representation of emerging growth companies. Mr. Haft has actively participated in strategic planning and fund raising for many internet and high-tech companies as well as technical product, service and marketing companies. A graduate of Yale and Yale Law School, he is currently counsel to Parkey Dury Rosoff & Haft, New York. Mr. Haft also has served as a member of the Florida Commission of Government Accountability to the People and is Treasurer of the Miami City Ballet as well as a Trustee of Florida International University. He is also a Managing General Partner of GenAm "1" Venture Fund, an international venture capital fund, and director of numerous public and private corporations.

Contract Managers

        Mr. Ori Klein, Chief Technology Officer, a key independent contractor, has 5 years of experience in the conception, design and development of Internet solutions and 10 years of MIS experience. During the last two (2) years, Mr. Klein worked for a major web development company of which Travel Network was a significant client. Mr. Klein supervised and worked on our website during the same period of time in the development of web pages, infrastructure and menu-driven systems for us.

        Mr. Ronald Greenspan, Web Product Manager, a key independent contractor, has 15 years experience in tour operation and sales travel industry operations. Mr. Greenspan has extensive experience in tour operations, vendor relationships, tourism and convention boards, hotel and airline product negotiations as well as travel agency relations. This experience also includes travel industry marketing through agencies and agency groups.

Director, Officer and Contract Manager Compensation

        All employees are paid a salary commensurate with their responsibility and position. Certain officers and contract managers are paid a bonus (see chart below) based on our net income and such employee's contribution thereto. The following table sets forth certain information regarding compensation for the fiscal year ended December 31, 2000, and the two prior years, earned by or paid to our current Chief Executive Officer, other executive officers and directors (collectively the "Directors and Officers") and two independent contractor managers (with information prior to September 17, 1999 relative to our predecessor, Global Travel Network, L.L.C.):


                                Fiscal        Salary/         Bonus/       Stock
Directors and Officers           Year     Consulting Fee   Commission   Options(1)(2)
- ----------------------           ----     --------------   ----------   -------------
    Michael Y. Brent(1) (2)      2000         $151,000        $58,000
                                 1999          175,000         54,000    200,000
                                 1998          175,000         48,000
    Stephanie Abrams             2000          102,000            N/A
                                 1999          102,000         10,000    100,000
                                 1998           74,000          7,000
    Derek J. Brent (1)           2000           46,000          5,000
                                 1999           43,000          3,000    100,000
                                 1998           28,000          2,500
    Harold L. Kestenbaum(3)      2000           15,000            N/A
                                 1999           15,000            N/A     21,000
                                 1998              N/A            N/A
   Jay Haft (4)                   N/A              N/A            N/A     50,000

Contract Managers
- -----------------

    Ori Klein                    2000           96,000            N/A        N/A
                                 1999           90,000            N/A        N/A
                                 1998              N/A            N/A        N/A
    Ronald Greenspan             2000            7,500            N/A
                                 1999           30,000            N/A     10,000
                                 1998              N/A            N/A




(1) Messrs. M. Brent, Kestenbaum and D. Brent, our current Directors, are not paid separately for such director services, whether because the individual is an employee (in the case of Messrs. M. Brent and D. Brent) or Mr. Kestenbaum (whose monthly retainer, described in (3) below, includes Board participation). Directors' out-of-pocket expenses are reimbursed upon presentation of appropriate documentation. Once we have in place directors and officers insurance, Mr. Haft will become our fourth Director. he will not be paid separately for his services, he will be reimbursed for out-of-pocket expenses and will receive certain options in his capacity as our consultant described in (4) below.

(2)     See "Agreement with our Chief Executive Officer" with regard to Michael
        Y. Brent's long-term compensation agreement with us.

(3) In the case of our franchise counsel, Mr. Kestenbaum is paid an annual retainer, payable in monthly installments, and does not participate in a bonus or commission arrangement.

(4) Mr. Haft has served as our consultant since August 9, 2000 and was designated as a director-elect in September 2000. Whether in his capacity as a consultant and/or director, so long as he serves in at least one of those capacities, we will issue 12,5000 stock options every six months for two years, an aggregate 50,000 shares. Such options are exercisable at $3.50 for up to three years from their date of issuance.

(5) Under our Employee Stock Option Plan, 300,000 shares of common stock have been reserved for issuance in 2000 and approximately 500,000 options have been granted to date to employees. Under such Plan, each employee is annually granted a minimum of 500 shares to a maximum of 10,000 shares (based upon tenure, position and job performance). Each option is exercisable over a 3 year period. So long as the employee continues in such capacity with us, options vest 1/3 annually on the anniversary of their original grant. The plan is administered by our Board of Directors acting as a Compensation Committee.

Agreement with Our Chief Executive Officer

        We have entered into a long term employment agreement with Michael Y. Brent (our President and Chief Executive Officer). See "Risk Factors -- Dependence on Management." Under such agreement (which expires April 9, 2005 and subjects him to confidentiality, non-raid and non-compete provisions), Mr. Brent is paid, directly or indirectly, a combination of (i) a $192,500 salary and/or consulting fee and (ii) options and/or warrants, determined by the Board acting as a Compensation Committee, based on our financial performance. Mr. Brent will continue to be subject to his confidentiality covenant and, for 3 years, his non-compete covenants. Mr. Brent's estate also receives a death benefit in the amount of one year's salary.

    Our counsel has advised us that we have a fiduciary responsibility for the safekeeping and use of all company assets. Management is accountable to each shareholder and required to exercise good faith and integrity with respect to our affairs. (For example, management cannot commingle our property of any other person, including that of any current or future member of management.)

    The SEC has stated that, to the extent any exculpatory or indemnification provision includes indemnification for liabilities arising under the Securities Act of 1933,it is the opinion of the SEC that this indemnification is contrary to public policy and, therefore, unenforceable. Shareholders who believe that our management may have violated applicable law regarding fiduciary duties should consult with their own counsel as to their evaluation of the status of the law at that time.

        According to federal and state statutes, including the Florida General Corporation Law, shareholders in a corporation have the right to bring class action suites in federal court to enforce their rights under federal securities laws. shareholders who have management where the losses result from a violation of SEC rules. It should be noted, however, that it would be difficult to establish a basis for liability that we have not met these SEC standards. This is due to the broad discretion given the directors and officers of a corporation to act in our best interest.

Item 2.  Properties
- -------  ----------

        Our principal executive office consists of approximately 2,600 sq. ft. of leased space in an office building in Englewood Cliffs, New Jersey. The monthly rent is $4,000. The lease expires in October 2002. We believe we will be able to extend our existing lease or renegotiate a new lease upon favorable terms when our existing lease expires. We currently have no plans to relocate. However, we plan to take additional space in this building to meet our growing needs. We have no other offices and we do not own any properties. All franchised agency sites are owned or leased directly by the franchisees for such agencies.

Item 3.  Legal Proceedings
- -------  -----------------

    We are involved in ordinary and routine litigation from time to time. We are also involved in the following litigation:

     In a lawsuit filed in Indiana, on June 1999 JCB Enterprises ("JCB"), a franchisee of the Company is seeking money damages in excess of $80,000 for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between us and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and us. JCB filed for bankruptsy protection and JCB's interest in the lawsuit has been transferred to JCB's bankruptcy trustee. The Compnay intends to vigoursly defend the matter. Trial is scheduled for June 2001 and a mediation session with the court is scheduled for April 2001.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------
None.


                                     PART II

Item 5.  Market for Registrant's Common Stock
- -------  ------------------------------------

Common Stock Prices

     Our common stock has traded on the OTC Bulletin Board under the symbol "ETRV" from September 17, 1999 to December 14, 1999 and "ETVT" since December 15, 1999. Prior thereto, it was trading under the symbol "PLEX". The following table sets forth the high and low closing share prices per share for the periods indicated:

                                                  High           Low
                                                  ----           ---

Fiscal year ended December 31, 1999
     First quarter                              $.03          $ .01
     Second quarter                              .01            .01
     Third quarter                               .25            .02
     Fourth quarter (after 1 for 36.320052     13.50           6.00
                     reverse split)

Fiscal year ended December 31, 2000
     First quarter                            $10.75          $6.00
     Second quarter                             9.90           6.00
     Third quarter                              9.00           7.00
     Fourth quarter                             8.75           2.50


        At March 27, 2001 the closing price per share for our common stock, as reported by NASDAQ was $$0.31.

Dividend Policy

        We have not declared nor paid a cash dividend on our common stock since we became publicly owned. It is the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

        As of March 31, 2001, we had 406 common and 23 preferred shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Recent Sales of Unregistered Securities

        We have sold unregistered shares of our common stock in the following transactions:

     (b) On or about September 23, 2000 the Company issued 143,497 Units aggregating $1,004,479 pursuant to a Private Placement Memorandum dated June 11, 2000. shares of its common stock to acquire that part of Travel Network On-Line LLC not already owned by the Company. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

        Each Unit consists of one share of Series A Convertible Preferred Stock (the "Preferred Shares") and one three (3) year warrant ("Warrant") exercisable for one (1) underlying share of common stock (the "Warrant Shares") exercisable at $10.00 per share (including cashless exercise provisions until the underlying Warrant Shares are registered). The Preferred Shares have voting rights (on an as-converted basis), pay a 7% cumulative dividend (payable quarterly) and have standard anti-dilution rights, including additional shares to be issued in the event that the Company issues additional securities at prices below the then applicable conversion price. In addition, each Preferred Share will be convertible at any time at the option of the holder and will mandatorily be converted by the Company into two (2) shares, subject to adjustment, of the Company's common stock ("Conversion Shares") when (i) the Conversion Shares are registered for resale under the Securities Act (as has now been done); (ii) the underlying share price equals or exceeds 200% of the then-applicable conversion price (currently $3.50) for 20 consecutive trading days; and (iii) the Company's common stock is listed for trading on the NASDAQ National Market System or Small Cap Market for at least 90 days.

Item 6.  Management's Discussion and Analysis or Plan of Operation
- -------  ---------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

        Our revenues are predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers, and the retail value of travel agency related sales. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales net of allowances for cancellations, are recognized generally when the related service is booked and paid for. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required of the Company have been performed and collectibility of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized in the accrual basis as earned.

        With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating sellers. Because the Company is the merchant record in these transactions, revenue for these services includes the total amount billed to the customer.

        The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Based on the past several years leisure vendors including tour operators, cruise lines, and hotel and car packagers have not reduce their commission levels but in fact have offered the company incentive commissions above the standard compensation for its volume business. The company expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing which offers the company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to the Company or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues:

                                       Year Ended       Year Ended
                                      December 31,     December 31,
                                         2000             1999

Revenues

   Franchise  fees                        4.2 %           7.0 %
   Franchise service fees and other      23.7 %          26.2 %
   Travel products and services          71.4 %          65.0 %
   Advertising and other                   .7 %           1.8 %
                                        -------         -------

TOTAL REVENUES                            100 %           100 %
                                        -------         -------

Operating Expenses
   Cost of travel products and sales     62.6 %          59.1 %
   Marketing and selling                 17.7 %          21.9 %
   General and administrative            42.4 %          23.8 %
   Merger related charges for
        issuance of common stock           -              4.0 %
                                        -------         -------

TOTAL OPERATING EXPENSES                122.7 %         108.8 %
                                        -------         -------

  Income (loss) before other
   income and income taxes              (22.7 %)         (8.8 %)
   Other income - primarily interest       .8             1.4 %
                                        -------         -------
   Income (loss) before income taxes    (21.9 %)         (7.4 %)
   Income taxes                            -                -
                                        -------         -------
 Net income (loss)                      (21.9 %)         (7.4 %)
                                        =======         =======


REVENUES

        Franchise Fees. Franchise fees declined in 2000 as compared to 1999 by approximately $209,000 as a continued result of management's decision in 2000 to focus all of its resources and funding on development and growth of the Company's Internet presence. In 2000, the Company reduced its advertising and promotion of franchising activities in its domestic and international market because of time and cost considerations and devoted full attention to its development of Internet based travel services. The company's Internet business has completed its beta testing, and is expected to release its REZconnect product in May 2001. Management believes that it will have the time and effort to resume an aggressive promotion for its domestic and international franchising since it no longer will be preoccupied with the development of its web based business.

        Franchise service fees and other service fees decreased from 1999 to 2000 by approximately $430,000 or 28%. The decrease is attributable to less franchisees in the system partially offset by higher average franchise fees. Our franchise agreements require franchisees to pay monthly franchise fees, which have annual scheduled increases. Individual franchise arrangements can provide the Company with annual fees ranging from $3,000 to $9,000.00 per year. In addition, each franchise agreement has a provision for an increase in our service fee based on year-over-year change in the consumer price index.

        Travel Products and Services. Travel products and services decreased by approximately $468,000 from 1999 to 2000, a decrease of approximately 12%. The decrease is attributable to a decrease in the number of franchisees utilizing the Company as their credit card merchant of record, various incentives offered to franchisees by the Company to interest franchisees customers in travel packages, and a decrease in override commissions received.

OPERATING EXPENSES

        Cost of travel products and services. Cost of travel products and services decreased by approximately $533,000 or 15% in 2000 as compared to 1999. These costs decreased as a result of lower commissions and fees paid to franchisees in connection with lower travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was approximately 91% for 1999 and 88% for 2000. The slight improvement in gross margin is the result of certain incentive programs offered to customers in 1999 and not in 2000.

        Marketing and Selling. Marketing and selling expenses decreased by approximately $460,000 from 1999 to 2000. The decrease represents a change of approximately 35%. The significant changes were decreases in payroll costs, commissions and start up fees.

        General and Administrative. General and administrative expenses increased by approximately $606,000 or 43% from 1999 to 2000. As a percentage of total revenues, general and administrative expenses were 42.4% in 2000 as compared to 23.8% in 1999. The increase in general and administrative expense in 2000 is attributable to increases in payroll,consulting expenses related to the Company's expanding Internet activities, professional and other fees related to the Company's status (as of September 17, 1999) as a public company and stock-based compensation recorded in connection with the grants of stock options to employees and consultants in 1999.

        Merger Related Charge for Issuance of Common Stock. In connection with the Company's reverse acquisition of Playorena, Inc. which occured on September 17, 1999, the Company's investment advisors were issued 80,371 shares of the Company's common stock. For financial accounting purposes, we estimated that each share had a fair value of $3.00 on the date of the transaction. We determined fair value based on our investment advisors estimates of entity value for purposes of allocating shares between the former Playorena shareholders and the Company's shareholders. In 2000 there were no such charges.

Variability of Results

        The Company's travel products and services gross bookings have decreased from 1999 to 2000 due to a decrease in the number of franchisees and decreases in products and services sold. Revenues from travel products and services decreased in conjunction with the decrease in gross bookings. Operating expenses have similarly decreased from 1999 to 2000, reflecting a decrease in spending on developing the Company's online operations and certain strategic relationships.

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

LIQUIDITY AND CAPITAL RESOURCES

        In September 2000, we raised approximately $896,000 net of costs to raise the capital in a sale of 143,497 shares of our Series A convertible preferred stock. Previously, in March 1999, our wholly owned subsidiary, Global Travel Network, L.L.C., raised $210,000 (net of $40,000 in syndication costs) in a private sale of membership interests. Cash used in operating activities in 2000 was approximately $655,000 as compared to a use of $42,000 in 1999. The significant increase in the use of cash is attributable to the increase in our net loss in 2000 as compared to 1999.

        Cash provided by financing activities was approximately $896,000 in 2000 and $15,000 in 1999. Cash provided by financing activities in 2000 consisted of proceeds from the sale of 143,497 shares of our series A convertible preferred stock and in 1999 from the sale of equity interests of $210,000 offset by approximately $195,000 of distribution to shareholders prior to our merger with Playorena, Inc. As of December 31, 2000, we had approximately $30,970 in cash and approximately $1,031,000 in short-term investments

        The Company believes that cash and short term investments on hand at December 31, 2000 and its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.

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

        The Company has experienced no interruptions in its business because of Y2K and is not aware of any significant problems being experienced by its customers or suppliers that would have a negative impact on the Company. There can be no assurance, however, that unexpected difficulties related to Y2K compliance at the Company, its customers, or its suppliers will not occur. Such unexpected difficulties could have a material adverse effect on the Company. Through December 31, 2000, the Company's Y2K compliance for software testing, modifications and upgrades were completed without any significant expenditures.

        Funding for regular updates to computer systems, technical infrastructure and other requirements were not a significant expense to the company.

FORWARD-LOOKING STATEMENTS

        All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the company's financial position, business strategy, Year 2000 readiness and the plans and objectives of the company's management for future operations are forward-looking statements. When used in this annual report, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, Competitive factors and pricing pressures, capacity and supply constraints and the impact of any disruption or failure in normal business activities at the company and its customers and suppliers as a consequence of Year 2000 related problems. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy And liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 7. Financial Statements.
- ------- ---------------------

  The consolidated financial statements and supplementary data is submitted as a separate section of this report beginning on Page F-1.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
- -------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------
   None

                                    PART III

Item 9.  Directors  and  Executive  Officers,  Promotors  and  Control  Persons;
- -------  -----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------


     The directors and executive officers of the Company are as follows:

Name                  Age       Position(s) with the Company
- ----                  ---       ----------------------------

Michael Brent . . .   58        President and Chief Executive Officer and   Director
Stephanie Abrams. .   56        Executive Vice President
Derek Brent . . . .   30        Vice President of Reservations and Director
Harold Kestenbaum .   51        Director

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

Item 10.  Executive Compensation
- -------   ----------------------

     The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered for the fiscal years ended December 31, 2000, 1999 and 1998.

                                     Summary Compensation Table

                                            Annual Compensation            Long-Term Compensation
                                     ---------------------------------  ----------------------------

                                                          Other Annual   Restricted   Securities
     Name and               Fiscal                        Compensation  Stock Awards  underlying       AllOther
Principal Position           Year     Salary      Bonus        (1)         ($)      Options/SARS(#)  Compensation
- ------------------          ------    ------      -----   ------------ ------------ --------------   ------------
Michael Y. Brent             2000    $151,000    $58,000   $    -           -              -             -

Chairman, President and      1999    $175,000    $54,000   $  45,000        -           200,000          -
Chief Executive Officer      1998    $175,000    $48,000   $  35,000        -              -             -

Stephanie Abrams             2000    $102,000    $  -      $    -           -              -             -
Executive                    1999    $102,000    $10,000        -           -           100,000          -
Vice President               1998        -          -           -           -              -             -


(1)  Includes automobile, medical and miscellaneous travel expenses.

Employment Contracts

     In March 2000, we entered into an employment agreement with Michael Y. Brent, for a term expiring in 2005, providing for an annual base salary of $192,500 a year with annual 10% increases thereafter, and bonus incentive of 10% of all front end franchise fees earned by the Company.

Option/SAR Grants in Last Fiscal Year

        The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended December 31,2000.


                                         Individual Grants
                   ---------------------------------------------------------
                       Number of       % of Total
                      Securities     Options Granted  Exercise
                      Underlying       Employees in     Price     Expiration
Name               Options Granted (1)  Fiscal Year   per Share      Date
- ----               ------------------ --------------  ---------   ----------

Michael Y. Brent        200,000            40%          $3.00         2006
Stephanie Abrams        100,000            20%          $3.00         2006

(1)  These options are exercisable for seven years.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

     The following information concerns the exercise of each stock option and/or free standing SAR during the last fiscal year by each of the named executive officers and the aggregate fiscal year-end value of unexercised options and SARs.


                                          Number of
                                     Securities Underlying       Value of Unexercised
                                     Unexercised Options at      In-The-Money Options
                                         Fiscal Year End          at Fiscal Year End
Name               Exercise Realized Exercisable/Unexercisable Exercisable/Unexercisable
- ----               -------- -------- ------------------------- -------------------------

Michael Brent         -        -            - / 200,000             $ - / -
Stephanie Abrams      -        -            - / 100,000             $ - / -

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
- --------  --------------------------------------------------------------

     The following table sets forth as of March 27, 2000 information with regard to ownership of our common stock by (1) each beneficial owner of 5% or more of our common stock, based on filings with the Commission; (2) each executive officer named in our "Summary Compensation Table"; (3) each of our directors; and (4) all of our executive officers and directors as a group:


                            Common Stock                   Percent
Name and Address (1)      Beneficially Owned              of Class
- --------------------      ------------------              --------

Michael Y. Brent              3,726,000                     67.68%
Stephanie Abrams                100,000                      1.82%
Derek Brent                     100,000                      1.82%
Harold Kestenbaum                  -                          -
Directors and Officers
 as a group (4 persons)       3,926,000                      71.3%

- -------
(1) The address of each of the individuals and entities in this table is 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.


Item 12.    Certain Relationships and Related Transactions
- --------    ----------------------------------------------

        The Company pays commissions to another company owned by Michael Brent. Such payments totalled approximately $62,400 and $118,000 for the years ended December 31, 2000 and 1999 respectively.


                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------    ---------------------------------------------------------------

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

Exhibit
  No.                         Exhibits
- -------                       --------

3.1   Certificate of Incorporation  of the Company  (Incorporated by reference to
      Exhibit 3.1 to Registration Statement on Form S-18, File No. 33-29561-NY).
3.2   Certificate of Amendment to the Certificate of Incorporation of the Company
      (Incorporated by reference to Form 10-KSB for the fiscal year ended
      November 30, 1998).
3.3   Certificate of Amendment to the Certificate of Incorporation of the Company
      filed with the Secretary of State of New York on September 28, 1999.
      (Incorporated by reference to Form 10-KSB for the fiscal year ended
      December 31, 1999.)
3.4   By-Laws of the Company,  as amended.  (Incorporated by reference to Exhibit
      3.2 to Registration Statement on Form S-18, File No. 33-29561-NY).
10.1  Employment  Agreement between the Company and Michael Y. Brent, dated March
      1, 2000.  (Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1999.)
10.2  Lease Agreement  between Wal-Mart Stores,  Inc. and Travel Network dated as of July 1, 1996.  (Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1999.)
10.3  Form of Indemnification Agreement. (Incorporated by reference to Form 10-KSB for the fiscal year ended
      December 31, 1999.)
10.4  Certificate of Amendment to the Certificate Incorporation of the Company
      filled with the Secretary of State of New York on September 28, 2000
      (Incorporated by reference to Exhibit 3.1.2 to Form SB-2 Registration
      Statement, File No. 333-4666)
27    Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ETRAVNET.COM, INC. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of March, 2001.

                                  ETRAVNET.COM, INC.

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent
                                  Chairman of the Board,
                                  President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of ETRAVNET.COM, INC. in the capacities indicated on the 30th day of March, 2001.


/s/ Michael Y. Brent        Chairman of the Board               March 30, 2001
Michael Y. Brent            President and
                            Chief Executive Officer

/s/ Stephanie Abrams        Executive Vice President            March 30, 2001
Stephanie Abrams

/s/ Derek Brent             Director                            March 30, 2001
Derek Brent

/s/ Harold Kestenbaum       Director                            March 30, 2001
Harold Kestenbaum

/s/ Jay Jaft                Director                            March 30, 2001
Jay Haft

                       ETRAVNET.COM, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                                AUDITORS' REPORT

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                    CONTENTS




                                                                          Page
AUDITORS' REPORT                                                           1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet                                                         2
     Statements of Operations                                              3
     Statements of Shareholders' and Members' Equity                       4
     Statements of Cash Flows                                              5
     Notes to Financial Statements                                        6-14

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Etravnet.Com, Inc.


We have audited the accompanying consolidated balance sheet of Etravnet.Com, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders' and members' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Etravnet.Com, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.







Valley Stream, New York                         Israeloff, Trattner & Co., P.C.
March 14, 2001



                       ETRAVNET.COM, INC. and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS
    Cash (Note 1)                                                      $     30,970
    Short-term investments (Note 1)                                       1,031,218
    Accounts receivable, less allowance for doubtful
        accounts of $67,300                                                 374,088
    Current portion of notes receivable (Note 1)                             69,222
    Prepaid expenses and other current assets                                 1,857
                                                                        -----------

           Total Current Assets                                                        $  1,507,355

PROPERTY AND EQUIPMENT, at cost, less accumulated
    depreciation of $66,862 (Note 1)                                                         43,085

OTHER ASSETS
    Prepaid advertising credits (Note 1)                                  1,996,000
    Goodwill (Note 1)                                                       187,900
    Notes receivable, less current portion (Note 1)                         870,622
    Capitalized software costs (Notes 1 and 2)                            1,217,651
    Security deposits and other                                              81,847
                                                                        -----------

           Total Other Assets                                                             4,354,020
                                                                                         ----------

           TOTAL ASSETS                                                                $  5,904,460
                                                                                         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                              $    316,866
    Deferred revenue (Note 1)                                                69,222
                                                                        -----------

           Total Current Liabilities                                                   $    386,088

OTHER LIABILITIES
    Deferred revenue (Note 1)                                               870,622
    Security deposits                                                       162,057
                                                                        -----------

           Total Other Liabilities                                                        1,032,679
                                                                                         ----------

           Total Liabilities                                                              1,418,767

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY (Notes 1, 2 and 4)
    Preferred stock, par value $.001; authorized
        5,000,000 shares; 143,497 shares issued and outstanding;
        liquidation preference of $7 per share                                  143
    Common stock, par value $.001; authorized
        20,000,000 shares; issued and outstanding 5,620,379 shares            5,620
    Additional paid-in capital                                            5,974,074
    Accumulated deficit                                                  (1,494,144)
                                                                        -----------

                                                                                          4,485,693

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  5,904,460
                                                                                         ==========

                        See accompanying notes to financial statements.
                                                 -2-



                                  ETRAVNET.COM, INC. and Subsidiary

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                          2000            1999
                                                                     --------------  --------------

Revenues (Note 1)
    Franchise fees                                                     $    202,410    $    411,984
    Franchise service fees and other                                      1,123,679       1,553,696
    Travel products and services                                          3,382,527       3,850,373
    Advertising and other                                                    31,624         106,723
                                                                        -----------      ----------

        Total Revenues                                                    4,740,240       5,922,776
                                                                        -----------      ----------

Operating Expenses
    Cost of travel products and services                                  2,968,131       3,500,817
    Marketing and selling                                                   837,583       1,297,569
    General and administrative, including $102,000 in 2000
        and $87,840 in 1999 in the form of common stock
        purchase warrants issued and stock options granted                2,012,593       1,406,739
    Merger related charge for issuance of common stock (Note 1)                  -          241,000
                                                                        -----------      ----------

        Total operating expenses                                          5,818,307       6,446,125
                                                                        -----------      ----------

        Loss before items below                                          (1,078,067)       (523,349)

Other Income -primarily interest                                             38,525          85,331
                                                                        -----------      ----------

        Loss before income taxes                                         (1,039,542)       (438,018)

Income taxes (Notes 1 and 5)                                                     -               -
                                                                        -----------      ----------

        Net loss                                                         (1,039,542)       (438,018)

Other comprehensive income (loss) (Note 1)                                   33,260         (33,260)
                                                                        -----------      ----------

        Comprehensive loss                                             $ (1,006,282)   $   (471,278)
                                                                        ===========      ==========

    Earnings (Loss) Per Share:
        Weighted average common shares outstanding                        5,507,768       4,854,791
                                                                        ===========      ==========

    Basic and diluted loss per share                                   $      (.19)    $      (.09)
                                                                        ==========       =========


                            See accompanying notes to financial statements.
                                                 -3-



                                                            ETRAVNET.COM, INC. AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' AND MEMBERS' EQUITY

                                                      FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                        Additional    Earnings                  Other
                               Preferred Stock       Common Stock        Paid-In    Accumulated    Members' Comprehensive
                               Shares    Amount     Shares    Amount     Capital      Deficit)     Equity        Loss        Total
                               --------  -------   --------   --------  -----------  ------------  --------  -----------  ----------

Balance - January 1, 1999        -        $ -          -        $ -        $ -         $ -      $ 1,348,627     $ -     $ 1,348,627

Capital contribution,
     net of related costs
     of $40,000                  -          -          -          -          -           -          210,000       -         210,000

Net earnings of Global through
     September 17, 1999, the
     date of merger              -          -          -          -          -           -           16,584       -          16,584

Distributions to managing
       member                    -          -          -          -          -           -        (197,836)       -        (197,836)

Acquisition of Global on
     September 17, 1999          -          -      5,145,410     5,146    1,372,229      -    ( (1,377,375)       -           -

Acquisition of Travel Network
     On-line, LLC                -          -         47,250        47      332,715      -            -           -         332,762

Exercise of warrants             -          -         44,722        45          (45)     -            -           -           -

Issuance of common shares
     for investment
     banking services            -          -         80,371        80      240,920      -            -           -         241,000

Warrants issued in connection
     with acquisition of
     software license            -          -          -          -         863,800      -            -            -         863,800

Professional fees and marketing
     services paid in the form
     of stock options            -          -          -          -          53,000      -            -            -          53,000

Other comprehensive loss         -          -          -          -          -           -            -         (33,260)    (33,260)

Stock options granted to
     employees                   -          -          -          -          34,840      -            -           -          34,840

Net loss for the period
     September 18, 1999
     through December 31, 1999   -          -          -          -          -          (454,602)     -           -        (454,602)
                               --------  -------   --------   --------  -----------  ------------  --------  -----------  ----------

Balance - December 31, 1999      -          -      5,317,753     5,318    2,897,459     (454,602)     -         (33,260)  2,414,915

Issuance of shares in a
     private placement,
     net of related costs      143,497      -            143      -          -           896,035      -            -        896,178

Issuance of common shares in
     connection with acquisition
     of advertising  credits
     and software license         -         -        214,431       214    2,077,786       -            -           -      2,078,000

Stock based compensation          -         -          -          -         102,000       -            -           -        102,000

Exercise of warrants              -         -         88,195        88          794       -            -           -            882

Other comprehensive income:
     Increase in market           -         -          -          -          -            -            -         33,260      33,260
     Value of investments

Net loss                          -         -          -          -          -        (1,039,542)      -           -     (1,039,542)
                               --------  -------   --------   --------  -----------  ------------  --------  -----------  ----------

Balance, December 31, 2000     143,497     $ 143   5,620,379   $ 5,620  $ 5,974,074  $(1,494,144)    $ -         $ -      $4,485,693
                               ========  =======   =========  ========  ===========  ============  ========  ===========  ==========


                                                          See accompanying notes to financial statements.
                                                                              -4-



                                ETRAVNET.COM, INC. and Subsidiary

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                          2000            1999
                                                                     --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                           $ (1,039,542)   $   (438,018)
                                                                        -----------      ----------
    Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
           Depreciation and amortization                                    109,948          14,730
           Issuance of common shares for fees                                    -          241,000
           Stock options granted to employees and consultants               102,000          87,840
           Changes in assets and liabilities:
               Accounts receivable                                           44,373          15,037
               Notes receivable                                            (161,807)        (99,553)
               Prepaid expenses and other
                  current assets                                             50,000         (93,126)
               Security deposits                                              8,592         (33,689)
               Accounts payable and accrued expenses                         45,880         133,301
               Deferred revenue                                             161,807          99,553
               Other liabilities                                             22,699          30,466
                                                                        -----------      ----------

               Total adjustments                                            383,492         395,559
                                                                        -----------      ----------

               Net cash used by operating activities                       (656,050)        (42,459)
                                                                        -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payment for software license fee and costs of development              (241,851)        (25,000)
    Payments for furniture and fixtures                                          -          (34,166)
    Cash of acquired company                                                     -           98,757
    Redemption of (payments for) short-term investments                      11,998         (99,040)
                                                                        -----------      ----------

               Net cash used by investing activities                       (229,853)        (59,449)
                                                                        -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to LLC members                                                 -         (197,836)
    Net proceeds from sale of LLC units                                          -          210,000
    Net proceeds from sale of convertible preferred stock                   896,178              -
    Exercise of warrants                                                        882              -
                                                                        -----------      ----------

               Net cash provided by financing activities                    897,060          12,164
                                                                        -----------      ----------

NET INCREASE (DECREASE) IN CASH                                              11,157         (89,744)

CASH - beginning                                                             19,813         109,557
                                                                        -----------      ----------

CASH - end     $                                                             30,970    $     19,813
                                                                            =======        ========


                   NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of 207,289 common shares for prepaid
    advertising credits                                                $  2,021,000    $         -
                                                                        ===========      ==========
Issuance of 7,142 common shares for software                           $     57,000    $         -
                                                                        ===========      ==========
Issuance of 217,000 common stock warrants
    as partial payment for software license                            $               $    863,800
                                                                        ===========      ==========

                            See accompanying notes to financial statements.
                                                 -5-

                        ETRAVNET.COM, INC. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REORGANIZATION of PREDECESSOR ENTITY

      In January, 1998, Global Travel Network, LLC ("Global") was formed as a New Jersey limited liability company. During January through March 1998, Global sold 998,000 membership units, approximating a 20% membership interest, in a private placement for net proceeds of $855,500.

      On April 1, 1998, Global acquired the operating assets and assumed the operating liabilities of Travel Network, Ltd. ("Travel Network") from Travel Network's shareholder in exchange for a membership interest representing ownership of approximately 80% of Global. For financial reporting purposes, Travel Network was considered the acquiring entity and, accordingly, Global is considered to be a continuation of Travel Network.

     MERGER OF GLOBAL AND PLAYORENA, INC.

     Global, Playorena, Inc. ("Playorena"), an inactive publicly traded company, and Playorena Acquisition Corp. ("PAC"), a wholly owned subsidiary of Global entered into an Agreement and Plan of Reorganization dated July 27, 1999, as amended on September 17, 1999 (the "Merger" or "reverse acquisition"). Immediately prior to the Merger, and in connection therewith, the shareholders of Playorena approved a .027533 for 1 reverse stock split (the "reverse split"), which reduced Playorena's outstanding common shares to 294,694. The merger agreements provided for the conversion of Global's membership interests into a total of 5,063,379 new Playorena common shares, including 132,292 and 88,195, respectively, new common shares reserved for issuance with respect to certain Global stock purchase warrants assumed in the reverse acquisition, exercisable at $.01 and $4.00 per share, respectively, and which will expire on March 31, 2003. Additionally, the former Global members are entitled to distributions of approximately $258,000 In addition, pursuant to the Merger agreements, PAC merged with and into Global. For financial reporting purposes, Global was considered the acquiring entity. Shortly after the completion of the transaction discussed above, Playorena changed its name to Etravnet.Com, Inc. Etravenet.Com, Inc. is subsequently referred to as the "Company". Financial advisors to the transaction were issued approximately 80,000 common shares as partial payment for their services provided to the combining companies. The fair value of those shares, $241,000, as estimated by management, is reflected as a merger related expense in 1999. Consolidated results of operations include both Global and Playorena from September 17, 1999.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      BUSINESS

      The Company is engaged in the business of selling franchises to existing and start-up travel agency operators to use the Company's systems, methods and techniques for promoting and performing travel agency services. Franchisees are charged an initial franchise fee upon the signing of a franchise agreement. In addition to the initial fee, franchisees are required to remit monthly service and advertising fees, as defined in the franchise agreement, to the Company. Franchise agreements are typically for fifteen-year terms and are renewable for additional ten-year terms.

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

                        ETRAVNET.COM, INC. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      BUSINESS (CONTINUED)

      The Company is also engaged in the wholesale travel business, providing product and services to its franchisees, which it obtains from tour operators and cruise lines. The Company also operates a retail travel agency.

      As of December 31, 2000, the Company has approximately 300 franchises operating in 37 U.S. states. Additionally, there are franchises in 21 countries.

      Beginning in 1999, the Company began developing Internet based marketing and technology services.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to the recoverability of prepaid advertising credits and capitalized software costs.

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

      Concentration of Credit Risk

      The Company is subject to credit risk through its trade receivables and short-term investments. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund.

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

                        ETRAVNET.COM, INC. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include all highly liquid investments with original maturities of three months or less when purchased.

      SHORT-TERM INVESTMENTS

      Short-term investments consist of mutual bond funds which are classified as "available-for-sale" securities and, accordingly, are carried at fair value. Realized gains and losses are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. At December 31, 2000, cost approximated market value. At December 31, 1999, unrealized losses amounted to $33,260.

      PREPAID ADVERTISING CREDITS AND OTHER ADVERTISING COSTS

      In February 2000, the Company purchased $2,021,000 of cable television advertising time in various markets located throughout the United States through the issuance of 207,289 shares of its common stock. The placement costs are expensed when the advertising credits are utilized. Through December 31, 2000, the Company utilized and expensed $25,000 of such costs. The Company expects to use the balance of the credits over the next one to two years. The Company expenses all other advertising costs as incurred. Advertising expense was approximately $87,900 and $82,200 for 2000 and 1999, respectively.

      GOODWILL

      On December 8, 1999, the Company acquired the remaining 75% of Travel Network On-Line, Ltd., an affiliate, that it did not already own by issuing 47,250 common shares to the shareholders of the affiliate. The acquisition was accounted for as a purchase and, accordingly, results of operations of the affiliate have been included in the Company's financial statements since that date. Results of operations of the affiliate, however, were not material for 1999. The Company recorded the excess of the purchase price paid over the estimated fair value of the net assets acquired as goodwill, which is being amortized over 5 years.

      PROPERTY, EQUIPMENT AND DEPRECIATION

      Property and equipment is stated at cost, and consists of fixtures and store equipment. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, five to seven years.

      PROFIT SHARING PLAN

      In 1997, the Company adopted a defined contribution plan. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors. Employees may make voluntary contributions, subject to statutory limitations. The Company elected not to make a contribution for 2000 or 1999.

      INCOME TAXES

      Prior to September 17, 1999, Global and its predecessor operated as nontaxable entities. Accordingly, no federal income taxes were provided in the accompanying financial statements for that period. After September 17, 1999, the Company became a taxable "C" Corporation (Note 9). The pro forma effects on the results operations through September 17, 1999, had the Company been a taxable entity, are not material.

                        ETRAVNET.COM, INC. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      COMPREHENSIVE INCOME

      The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components. At December 31, 2000, there are no items of other comprehensive income.

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

      EARNINGS PER SHARE

      For the period January 1, 1999 through September 17, 1999, the pro forma weighted average number of shares is based on the number of common shares obtained by Global's members in connection with the reverse acquisition. Thereafter, basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per common share assume that outstanding common shares are increased by common shares issuable upon exercise of stock options and the conversion of preferred stock where their exercise or conversion would be dilutive.

      CAPITALIZED SOFTWARE COSTS

      Pursuant to SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes certain costs incurred during an internal use software development project, including costs related to applications, infrastructure, and graphics development for the Company's web site. Capitalizable costs consist of the cost of the software license agreement (Note 2), and certain external direct costs of materials and licensor provided services incurred in developing the software.

      Amortization of the capitalized software costs will begin when the software is ready for use and will be amortized over the shorter of its estimated useful life or the remaining term of the license.

                        ETRAVNET.COM, INC. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



2.    SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS

      In 1999, the Company entered into a four-year agreement to license software designed for and expected to be utilized by the Company in its e-commerce activities. In connection therewith, the Company agreed to pay the licensor an initial installment of $50,000 and to issue the licensor warrants to acquire an aggregate of 217,000 shares of the Company's common stock. The warrants were valued at $4.40. The first $25,000 was payable on the date of the agreement. The balance was paid in two installments of $12,500 during the year 2000. During the second year of the license, the Company is required to pay $75,000 in four equal installments. If the Company elects to do so, it may renew its license subsequent to the fourth year for $50,000 per year.

      In addition to the payments noted above, the Company must pay the licensor royalties aggregating 3.75% of any revenues received by the Company as a result of any transaction processed using the software, and support fees. Support fees represent the licensor's direct costs of "development support" and "maintenance support", as those terms are defined.

      During 2000, the Company acquired additional software by the issuance of 7,142 common shares. The software was valued at the market value of the shares issued.

3.    COMMITMENTS AND CONTINGENCIES

      Leases

      The Company is obligated under two office leases expiring April 30, 2002, for minimum annual rentals, currently at $47,470, plus increases based upon real estate taxes and operating costs.

      In addition, the Company has entered into various lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for 55 locations pursuant to a master lease arrangement. The Company has also entered into sub-lease agreements with franchisees at certain of these Wal-Mart locations. The Company has an option to renew the leases for a three-year period and, additionally, a five-year period.

      The following is a summary of net rental expense, included in general and administrative expenses, under all operating leases:

                                                   2000            1999
                                             --------------  --------------

           Minimum rentals                    $    816,000    $    721,000
           Less:  Sublease rentals                 751,000         674,000
                                                -----------      ----------

                                              $     65,000    $     47,000
                                                ===========      ==========

      Minimum future rental payments under noncancelable operating leases (including the Wal-Mart location leases) having remaining terms in excess of one year as of December 31, 2000, are as follows:

           2001                           $    173,500
           2002                                 82,000
           2003                                 61,500
           2004                                 61,500
           2005                                 30,000
                                           -----------

                Total                     $    408,500
                                           ===========

      The minimum future rentals have not been reduced by approximately $443,000 of sublease rentals to be received in the future under noncancelable subleases.

                        ETRAVNET.COM, INC. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



3.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Legal Proceedings

      In a lawsuit filed in Indiana on June 21, 1999, JCB Enterprises ("JCB"), a franchisee of the Company, is seeking monetary damages in excess of $80,000 for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between the Company and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and the Company. JCB filed for bankruptcy protection and JCB's interest in the lawsuit has been transferred to JCB's bankruptcy trustee. The Company intends to vigorously defend the matter. Trial is scheduled for June 2001 and a mediation session with the court is scheduled for April 2001. Additionally, the Company is involved in other legal proceedings incurred in the normal course of business. At December 31, 2000, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

      Merger Related Items

      As of the date of the reverse acquisition (Note 1), Playorena's recorded liabilities amounted to $332,218 and consisted of notes payable of $35,000 and other accrued expenses of $297,718. In connection therewith, certain Playorena shareholders agreed to indemnify the Company with respect to any amount paid or payable by the Company on account of these items. The indemnification relates to any claims made by a potential creditor within three years from the date of the Agreement. For this reason, the Company has not included these items in its financial statements.

      Letter of Credit

      The Company is contingently liable under a letter of credit in the amount of $25,000, which expires in September 2001. The letter of credit was obtained to facilitate processing airfare reservations via customers credit cards.

      Employment Agreement

      During 2000, the Company entered into a five-year employment agreement with its Chief Executive Officer ("CEO"). Pursuant to the agreement, the CEO is paid an annual base salary of $192,500 per year with annual 10% increases, and a bonus incentive of 10% of all initial franchise fees earned by the Company. Additionally, the agreement provides the CEO certain rights in the event of a change in control of the Company.

4.    STOCKHOLDERS' EQUITY

      Preferred Stock

      During the third quarter of fiscal 2000, the Company issued 143,497 shares of its series A 7% cumulative convertible preferred stock at $7.00 per share. These shares, with a par value of $.001, are convertible into two shares of common stock, subject to adjustment. Also attached to each share of the preferred stock is a warrant to purchase one share of common stock at $10.00. The warrants are exercisable for a period of up to three years. The total proceeds for this issuance, net of applicable costs, was $896,178. The preferred shares have a liquidation preference of $7 per share. At December 31, 2000, dividends in arrears on the preferred stock amounted to $23,300.

                        ETRAVNET.COM, INC. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

4.    STOCKHOLDERS' EQUITY (CONTINUED)

      Sale of Equity Interest

      In March 1999, Global, with the approval of its members, sold 500,000 equity units of the Company to Liberty Travel, a major travel agency chain, for $250,000. In connection therewith, Global received an option from the investor to reacquire the units for $250,000 plus a premium designed to return to the buyer a 10% per annum return. The option expires 30 months from March 1999. In July 1999 the option was assigned to each of Global's members other than Liberty Travel. In connection with the reverse acquisition (Note 1), the units were converted into shares of the Company's common stock.

      Common Shares Reserved for Issuance

      Common shares are reserved for issuance as follows:

           Warrants

           Exercisable at $4.00 per share through March 2003                              88,195
           Exercisable at $5.00 per share through December 2004                          217,000
           Exercisable at $10.00 per share through November 2003                         143,497

           Options

           Exercisable at various amounts through 2007 (weighted
                 average of $4.02 per share)                                             503,000
                                                                                     -----------

                 Total                                                                   951,692
                                                                                     ===========

      Stock Options

      During 1999, the Company granted stock options (non-qualified) to various employees and certain consultants to the Company. Generally, the options granted are exercisable for up to seven years, and subject to a vesting schedule in the case of employees' options. Options granted to the consultants in 1999 are immediately exercisable. The options were granted with exercise prices ranging from $3.00 per share to $8.00 per share.

      A summary of stock option activity and weighted average exercise prices for each of the years ended December 31, 2000 and 1999 follows:

                                                                                          Weighted
                                                                                         Average
                                                                       Options       Exercise Price
                                                                   --------------    ----------------

      Outstanding, January 1, 1999                                             -       $         -
      Granted (a)                                                         503,000              4.02
      Exercised                                                                -                 -
      Forfeited/Cancelled                                                      -                 -
                                                                       ----------

      Outstanding, December 31, 1999                                      503,000              4.02

      Granted                                                          -                 -
      Exercised                                                                -                 -
      Forfeited/Cancelled                                                 (10,000)               -
                                                                       ----------

      Outstanding, December 31, 2000                                      493,000      $       4.02
                                                                       ==========

      Exercisable at December 31, 2000                                    294,500      $       3.43
                                                                       ==========

      (a) 400,000 options were granted at an exercise price of $3.00 per share when the market price of the underlying common stock was $3.39 per share.

                        ETRAVNET.COM, INC. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


4.    STOCKHOLDERS' EQUITY (CONTINUED)

      Stock Options (Continued)

      A summary of stock options outstanding and exercisable as of December 31, 2000 follows:



                                        Options Outstanding             Options Exercisable
                                  ------------------------------  -------------------------------
                                      Weighted        Weighted                       Weighted
       Exercise       Number           Average         Average       Number           Average
        Prices      Outstanding    Remaining Life     Exercise     Exercisable    Exercise Price
      ----------- --------------  ----------------  ------------  -------------  ----------------

          $3.00       400,000         2 Years           $3.00        269,000          $3.00
          $8.00        93,000         2 Years           $8.00         25,500          $8.00


      The fair value of the options granted were estimated using the Black-Scholes option pricing model based on weighted average assumptions of; risk free interest rate of 5.75%, expected volatility of 143%, expected remaining lives of 1 to 2 years and an expected dividend yield of zero.

      Had compensation cost for employee stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows for the years ended December 31, 2000 and 1999:


                                                      2000            1999
                                                --------------  --------------

           Net loss as reported                 $ (1,039,542)   $   (438,018)
           Pro forma net loss                   $ (1,792,632)   $   (633,736)
           Loss per share as reported           $       (.19)   $       (.09)
           Pro forma loss per share             $       (.31)   $       (.13)

5.    INCOME TAXES

      The components of deferred tax assets and liabilities is as follows at December 31, 2000:

           Net operating loss carryforward     $    578,000
           Allowance for doubtful accounts           26,000
           Less:   Valuation allowance             (604,000)
                                                -----------

           Net deferred asset                 $         -
                                                ===========

      As a result of the Company's operating losses in 2000 and 1999, no current income taxes are provided. For the years ended December 31, 2000 and 1999, the valuation allowance increased by approximately $416,000 and $162,000, respectively, to reduce the potential tax benefit resulting from those years' net operating losses. As of December 31, 2000, the Company has net operating loss carryforwards of $1,494,000 that expire in 2019 and 2000.

6.    RELATED PARTY TRANSACTIONS

      The Company pays commissions to another company owned by the Company's Chief Executive Officer who is also a significant shareholder. Such payments totalled approximately $62,400 and $118,000 for the years ended December 31, 2000 and 1999, respectively.

                        ETRAVNET.COM, INC. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



7.    SEGMENT INFORMATION

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


                                         Franchise
                                         and Travel
                                          Related         Internet
                                         Management      Technology
                   2000                   Services        Programs          Other           Total
      ------------------------------  --------------- ---------------  --------------  --------------

      Revenues                          $   4,740,240   $          -    $          -     $  4,740,240
      Segment loss                      $    (931,921)  $    (107,621)  $          -     $ (1,039,542)
      Total assets                      $   3,652,809   $   1,217,651   $   1,034,000    $  5,904,460
      Capital expenditures              $          -    $     241,851   $          -     $    241,851
      Depreciation and amortization     $     109,948   $          -    $          -     $    109,948
      Interest income                   $          -    $          -    $      38,525    $     38,525

                                          Franchise
                                          and Travel
                                           Related        Internet
                                         Management      Technology
                   1999                   Services        Programs          Other           Total
      ------------------------------  --------------- ---------------  --------------  --------------

      Revenues                          $   5,922,776   $          -    $          -     $  5,922,776
      Segment profit (loss)             $    (106,566)  $     (90,873)  $    (240,579)   $   (438,018)
      Total assets                      $   1,704,540   $     888,800   $   1,009,956    $  3,603,296
      Capital expenditures              $      34,166   $     888,800   $          -     $    922,966
      Depreciation and amortization     $      14,730   $          -    $          -     $     14,730
      Interest income                   $          -    $          -    $      85,331    $     85,331







                                                -14-
