Form 10-Q
period 2001-03-31
ETRAVNET COM INC
filed 2001-05-17
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the quarterly period ended March 31, 2001

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


                  Number of Shares Outstanding of Common Stock,
                    $.001 Par Value, March 31, 2001 5,620,379


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days. Yes[X]No[ ].

                               ETRAVNET.COM, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



                                                  ETRAVNET.COM, INC.

                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        ASSETS

                                                                                      March 31,            December 31,
                                                                                        2001                  2000
                                                                                  -----------------     -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $       208,937       $        30,970
     Short-term investments                                                                 848,372             1,031,218
     Accounts receivable, less allowance for doubtful
         accounts of $67,300                                                                373,534               374,088
     Prepaid expenses and other current assets                                               79,953                71,079
                                                                                      -------------         -------------

              Total Current Assets                                                        1,510,796             1,507,355
                                                                                      -------------         -------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                                            35,586                43,085
                                                                                      -------------         -------------

OTHER ASSETS
     Prepaid advertising                                                                  1,996,000             1,996,000
     Goodwill, less accumulated amortization                                                176,400               187,900
     Deferred software license and related development costs                              1,215,651             1,217,651
     Notes receivable, less current portion                                                 855,678               870,622
     Security deposits and other                                                             78,750                81,847
                                                                                      -------------         -------------

              Total Other Assets                                                          4,322,479             4,354,020
                                                                                      -------------         -------------

              TOTAL ASSETS                                                          $     5,868,860       $     5,904,460
                                                                                      =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $       301,943       $       316,866
     Deferred revenue                                                                        75,000                69,222
                                                                                      -------------         -------------

              Total Current Liabilities                                                     376,943               386,088
                                                                                      -------------         -------------

OTHER LIABILITIES
     Deferred revenue                                                                       864,843               870,622
     Security deposits                                                                      162,057               162,057
                                                                                      -------------         -------------

              Total Other Liabilities                                                     1,026,900             1,032,679
                                                                                      -------------         -------------

              Total Liabilities                                                           1,403,843             1,418,767
                                                                                      -------------         -------------

SHAREHOLDERS' EQUITY
     Preferred stock; $.001 par value; 5,000,000 shares
         authorized; 143,497shares issued and outstanding                                       143                   143
     Common stock, $.001 par value; 20,000,000 shares
         authorized; 5,620,379 shares
         issued and outstanding                                                               5,620                 5,620
     Additional paid-in capital                                                           5,974,074             5,974,074
     Accumulated deficit                                                                 (1,514,820)           (1,494,144)
                                                                                      -------------         -------------

              Total Shareholders' Equity                                                  4,465,017             4,485,693
                                                                                      -------------         -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     5,868,860       $     5,904,460
                                                                                      =============         =============




                                See accompanying notes to condensed consolidated financial statements.

                                                               -1-




                                                          ETRAVNET.COM, INC.

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                            (UNAUDITED)



                                                                                          2001                  2000
                                                                                    ---------------       ---------------
Revenues
     Franchise fees                                                                 $        45,690       $        40,900
     Franchisee service fees and other                                                      257,792               262,185
     Travel services and products                                                           691,988               934,106
     Other                                                                                       -                 57,471
                                                                                      -------------         -------------

         Total Revenues                                                                     995,470             1,294,662
                                                                                      -------------         -------------

Operating Expenses
     Cost of travel services and products                                                   614,128               848,955
     Marketing and selling                                                                  158,519               233,099
     General and administrative                                                             253,880               595,917
                                                                                      -------------         -------------

         Total operating expenses                                                         1,026,527             1,677,971
                                                                                      -------------         -------------

         Income (loss) from operations                                                      (31,057)             (383,309)

Interest income                                                                              10,381                14,149
                                                                                      -------------         -------------

         Income (loss) before income taxes                                                  (20,676)             (369,160)

Provision for income taxes                                                                       -                     -
                                                                                      -------------         -------------

         Net income (loss)                                                                  (20,676)             (369,160)

Other Comprehensive income                                                                       -                  2,603
                                                                                      -------------         -------------

     Comprehensive income (loss)                                                    $       (20,676)      $      (366,557)
                                                                                      =============         =============


Earnings (loss) Per Share:

     Weighted average common
         shares outstanding                                                               5,620,379             5,421,398
                                                                                      =============         =============

     Basic and diluted earnings (loss) per share                                    $          (.01)      $         (.07)
                                                                                     ==============         ============



                                See accompanying notes to condensed consolidated financial statements.

                                                               -2-



                                                          ETRAVNET.COM, INC.

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                             (UNAUDITED)





                                                                                          2001                  2000
                                                                                      -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $      (20,676)       $      (369,160)
                                                                                      -------------         -------------
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Stock-based compensation                                                           -                 34,000
              Depreciation and amortization                                                  21,000                19,000
              Changes in assets and liabilities:
                  Accounts receivable                                                           554                56,930
                  Prepaid expenses and other current assets                                  (8,875)                   -
                  Other assets                                                               18,041                    -
                  Accounts payable and accrued expenses                                     (14,923)              227,531
                  Deferred revenue                                                               -                (22,000)
                                                                                      -------------         -------------

                  Total adjustments                                                          15,797               315,461
                                                                                      -------------         -------------

                  Net cash used by operating activities                                      (4,879)              (53,699)
                                                                                      -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of short-term investments                                                         182,846               126,535
     Payments for software development costs                                                     -                (39,082)
                                                                                      -------------         -------------

                  Net cash provided by investing activities                                 182,846                87,453
                                                                                      -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Collection of notes receivable                                                              -                 22,487
                                                                                      -------------         -------------

                  Net cash provided by financing activities                                      -                 22,487
                                                                                      -------------         -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   177,967                56,241

CASH AND CASH EQUIVALENTS - beginning                                                        30,970                19,813
                                                                                      -------------         -------------

CASH AND CASH EQUIVALENTS - end                                                     $       208,937       $        76,054
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

                                                               -3-

                               ETRAVNET.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for each of the three month periods ended March 31, 2001 and 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 2000 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.


2.     PREPAID ADVERTISING

       In February 2000, the Company purchased approximately $2,021,000 of advertising time in various markets located through the United States through the issuance of 207,289 shares of its Common Stock. These media placement costs for each specific market are expensed when the advertisement first appears in that market.


3.     CONTINGENCIES

       Legal Proceedings

       In a lawsuit filed in Indiana, on June 21, 1999, JCB Enterprises ("JCB"), a franchisee of the Company is seeking money damages in excess of $80,000 for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between the Company and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and the Company. JCB filed for bankruptcy protection and JCB's interest in the lawsuit has been transferred to JCB's bankruptcy trustee. The trial is scheduled for June 2001. The Company intends to vigorously defend the matter. In addition, the Company is involved in other legal proceedings incurred in the normal course of business. At March 31, 2001, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

       Merger Related Items

       In connection with the Company's merger with Playorena, Inc. ("Playorena") on September 17, 1999, Playorena's recorded liabilities amounted to $332,218. The details are as set forth below:

              Notes payable                                        $     35,000
              Due to shareholder                                         41,300
              Liabilities of discontinued operations                      66,226
              Accrued expenses                                          189,692
                                                                       ---------

              Total liabilities                                    $    332,218
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

                               ETRAVNET.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


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

4.       INCOME TAXES

         As a result of the Company's operating loss during the three months ended March 31, 2001 and 2000, no current income taxes are provided. Deferred tax assets and the related valuation allowance were increased by approximately $7,300 and $140,000, respectively, during the three months ended March 31, 2001 and 2000. The Company has net operating loss carryforwards of approximately $1,400,000 at December 31, 2000.

5.       SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table.


                                               Travel & Related   Internet
                 Three Months Ended               Management          Technology
                   March 31, 2001                  Services            Programs              Other               Total
       -------------------------------------   -----------------  ------------------  ------------------  -----------------

       Revenues                                  $       995,470     $            -     $             -     $       995,470
       Segment profit (loss)                     $        26,831     $       (57,888)   $         10,381    $       (20,676)
       Total assets                              $     3,804,837     $     1,215,651    $        848,372    $     5,868,860
       Capital expenditures                      $            -      $            -     $             -     $            -
       Depreciation and amortization             $        19,000     $         2,000    $             -     $        21,000
       Interest income                           $            -      $            -     $         10,381    $        10,381


                               ETRAVNET.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


5.     SEGMENT INFORMATION (CONTINUED)

                                               Travel & Related        Internet
                 Three Months Ended               Management          Technology
                   March 31, 2000                  Services            Programs              Other               Total
       -------------------------------------   -----------------  ------------------  ------------------  -----------------

       Revenues                                  $     1,294,662     $            -     $             -     $     1,294,662
       Segment profit (loss)                     $      (383,329)    $            -     $         14,169    $      (369,160)
       Total assets                              $     1,662,387     $     2,948,882    $        886,000    $     5,497,269
       Capital expenditures                      $            -      $        39,082    $             -     $        39,082
       Depreciation and amortization             $        19,000     $            -     $             -     $        19,000
       Interest income                           $            -      $            -     $         14,149    $        14,149

         During the three months ended March 31, 2000, the Company operated in the travel and related management services segment only.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating sellers. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Based on the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but, in fact, have offered the company incentive commissions above the standard compensation for its volume business. The company expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing which offers the company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to the Company or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues:

                                                      Three Months Ended
                                                           March 31,
                                                     2001            2000
                                                   ----------     -----------
         Revenues
             Franchise fees                           4.6%           3.1%
             Franchise service fees                  25.9%          20.3%
             Travel products and services            69.5%          72.2%
             Advertising and other                     -             4.4%
                                                   ----------     -----------
                                Total Revenues       100%            100%
                                                   ----------     -----------

         Operating Expenses
             Cost of travel products and sales       61.7%          65.6%
             Marketing and selling                   15.9%          18.0%
             General and administrative              25.5%          46.0%
                                                   ----------     -----------
                      Total Operating Expenses      100.3%         129.6%

         Loss before other income
             Income taxes                            (0.3%)        (29.6%)
             Other income - primarily interest         .1%           1.1%
                                                   ----------     -----------
                      Loss before income Tases        (.2%)         (28.5%)
                                                       -              -
                                                   ----------     -----------
                                                   ----------     -----------
         Income taxes

             Net loss                                 (.2%)         (28.5%)
                                                   ==========     ===========

         Comparison of three months ended March 31, 2001 ("2001") and 2000 ("2000")

REVENUES
Franchise Fees

Franchise fees increased in 2001, as compared to 2000, by approximately $4,800. We had reduced our advertising and promotion of franchising activities in the domestic and international market in 2000 because of time and cost considerations and devoted full attention to the development of Internet-based travel services. Our Internet business has completed its beta testing, and management believes that it will have the time and effort to resume an aggressive promotion for our domestic and international franchising since we no longer will be preoccupied with the development of the web based business.

FRANCHISE SERVICE FEES AND OTHER

Franchise service fees decreased from 2000 to 2001 by approximately $4,400 or 2%. The decrease is principally attributable to the effect of scheduled increases in franchisees service fees, offset by slightly less franchisees in the system.

TRAVEL PRODUCTS AND SERVICES

Travel products and services decreased by approximately $242,000 from 2000 to 2001, a decline of approximately 26%. The decrease is attributable to a decline in the number of franchisees utilizing our services as their credit card merchant of record, the absence in 2001 of various incentives which we offered to franchisees in 2000 to interest franchisees customers in travel packages, and a decline in commissions received.

OPERATING EXPENSES
Cost of Travel Products and Services

The cost of travel products and services decreased by approximately $235,000 or 28%. These costs decreased as a result of lower revenues as discussed above. Costs of travel products and services, as a percentage of travel products and service revenues, were approximately 91% for 2000 and 89% for 2001.

MARKETING AND SELLING

Marketing and selling expenses declined by approximately $75,000 from 2000 to 2001. The decrease represents a change of approximately 32% and is principally the result of reductions in payroll costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by approximately $342,000 or 57% from 2000 to 2001. As a percentage of net revenues, these costs were 46% in 2000 as compared to 26% in 2001. The decline in general and administrative expense in 2000 is attributable to decreases in consulting expenses related to our Internet activities, professional and other fees, stock-based compensation related to the granting of stock options to employees and consultants in 1999 and a reduced head count.

VARIABILITY OF RESULTS

Our travel products and services gross bookings have increased significantly from year to year due to expansion of our distribution channels, travel services and customer base, repeat purchases by existing customers and increased customer acceptance of electronic commerce. Revenues from travel products and services grew in conjunction with the growth in gross bookings. Operating expenses have similarly increased on a year-to-year basis, reflecting increased spending on developing our online operations and expanding strategic relationships.

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

We expect to experience significant fluctuations in our future quarterly operating results due to a variety of other factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include, but are not limited to (i) our ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by us or our competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us, (vi) our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on our online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (x) governmental regulation and
(xi) unforeseen events affecting the travel industry.

In addition, we expect to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. We anticipate that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of our common stock would likely be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities in 2001 was $4,878 as compared to $53,699 in 2000. The improvement in 2001 reflects the Company's reduced net loss.

Cash provided by investing activities was approximately $183,000 in 2001 as compared to $67,000 in 2000. We liquidated investments in both periods to supplant cash flow from operations.

Cash provided by financing activities was approximately $22,000 in 2000 and nil in 2001. Cash collected from notes receivable was approximately $22,000 in 2000.

As of March 31, 2001, we had approximately $209,000 in cash and approximately $848,000 in short-term investments. Our principal commitments consist of amounts due pursuant to our master lease with Wal-Mart. However, unless there are defaults, these amounts are subsequently recovered by our subleases with our Wal-Mart SuperCenters franchisees. In addition, we are obligated to make additional payments to the developer of our "Haggle" software in 2000, which we believe could potentially aggregate in 2001.

We believe that results of operations, current cash, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2001. We have had discussions with an investment banker for the sale, through a private placement of shares of our stock.

YEAR 2000 CONSIDERATIONS

We conducted a program to bring ourinternal  systems and products into Year 2000
(Y2K) compliance. This program included upgrades to internal computer systems and technical infrastructure, as well as a review of our product lines to bring them into Y2K compliance. In addition, we surveyed our significant suppliers to determine their ability to provide necessary products and services that are critical to business continuation through Y2K.

We have experienced no interruptions in our business because of Y2K and are not aware of any significant problems being experienced by our customers or suppliers that would have a negative impact on us. There can be no assurance, however, that unexpected difficulties related to Y2K compliance by us, our customers or suppliers will not occur. Such unexpected difficulties could have a material adverse effect on us. Through December 31, 1999, the Company's Y2K compliance for software testing, modifications and upgrades were completed without any significant expenditures.

Our funding for regular updates to computer systems, technical infrastructure and other requirements were not a significant expenses.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this quarterly report (including, without limitation, statements regarding our financial position, business strategy, Year 2000 readiness and the plans and objectives of the management for future operations) are forward-looking statements. When used in this quarterly report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including, but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints and the impact of any disruption or failure in normal business activities as well as our customers and suppliers as a consequence of Year 2000 related problems. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ETRAVNET.COM, INC.

                               /s/ Michael Y. Brent
                               Michael Y. Brent, President
                               Dated: May 17, 2001

This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending March 31, 2001 and is qualified in its entirety by reference to such financial statements.