Form 10-Q/A
period 2001-03-31
ETRAVNET COM INC
filed 2001-05-17
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Amended
                                    FORM 10-Q


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

               None

Item 3.        Defaults upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information

               See "Management's Discussion and Analysis or Plan of Operation"

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