Form 10QSB
period 2001-06-30
ETRAVNET COM INC
filed 2001-08-13
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Amended
                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the quarterly period ended June 30, 2001

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

                  Number of Shares Outstanding of Common Stock,
                    $.001 Par Value, June 30, 2001 5,620,379


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days. Yes[X]No[ ].


     See accompanying notes to condensed consolidated financial statements.

                                     PART I
Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets.............................................................F-3

Statements of Operations...................................................F-4

Statements of Stockholders' Equity.........................................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements..............................................F-6

                        ETRAVNET.COM, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SIX AND THREE MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                   ETRAVNET.COM, INC. AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED BALANCE SHEET

                                                ASSETS


                                                                 June 30,            December 31,
                                                                   2001                  2000
                                                             --------------        --------------
                                                                (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                            $       216,226       $        30,970
     Short-term investments                                       831,486             1,031,218
     Accounts receivable, less allowance for doubtful
         accounts of $71,162 and $67,300                          365,480               374,088
     Prepaid expenses and other current assets                         -                 71,079
                                                              -------------         -------------

              Total Current Assets                              1,413,192             1,507,355
                                                              -------------         -------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                  28,085                43,085
                                                              -------------         -------------

OTHER ASSETS
     Goodwill, less accumulated amortization                      164,900               187,900
     Prepaid advertising rights                                 1,996,000             1,996,000
     Notes receivable, less current portion                       941,913               870,622
     Software license and development costs                     1,215,651             1,217,651
     Security deposits and other                                   83,703                81,847
                                                              -------------         -------------

              Total Other Assets                                4,402,167             4,354,020
                                                              -------------         -------------

              TOTAL ASSETS                                $     5,843,444       $     5,904,460
                                                              =============         =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                $       241,538       $       316,866
     Deferred revenue                                                -                 69,222
                                                              -------------         -------------

              Total Current Liabilities                           241,538               386,088
                                                              -------------         -------------

OTHER LIABILITIES
     Deferred revenue                                             939,843               870,622
     Security deposits                                            162,057               162,057
                                                              -------------         -------------

              Total Other Liabilities                           1,101,900             1,032,679
                                                              -------------         -------------

              Total Liabilities                                 1,343,438             1,418,767
                                                              -------------         -------------

SHAREHOLDERS' AND MEMBERS' EQUITY
     Preferred stock, par value $.001 per share; authorized
         5,000,000 shares, 143,497 shares issued and outstanding      143                   143
     Common stock, par value $.001 per share; authorized
         20,000,000 shares; 5,620,379 shares
         issued and outstanding at June 30, 2001 and
         December 31, 2000                                          5,620                 5,620
     Additional paid-in capital                                 5,974,074             5,974,074
     Accumulated deficit                                       (1,479,831)           (1,494,144)
                                                              -------------         -------------

              Total Shareholders' Equity                        4,500,006             4,485,693
                                                              -------------         -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $     5,843,444       $     5,904,460
                                                              =============         =============

          See accompanying notes to condensed consolidated financial statements.
                                           F-3

                                            ETRAVNET.COM, INC. AND SUBSIDIARY

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                                          (UNAUDITED)



                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                         2001             2000                2001              2000
                                                   ---------------   ---------------   -----------------  ---------------
Revenues
     Franchise fees                                $        37,310     $      79,316    $         83,000  $       120,216
     Service fees and other                                319,861           334,617             488,104          596,802
     Travel products and services                        1,004,414         1,084,237           1,785,951        2,018,343
     Advertising fees                                           -                 -                   -            57,471
                                                     -------------     -------------      --------------    -------------

        Total Revenues                                  1,361,585         1,498,170           2,357,055        2,792,832
                                                     -------------     -------------      --------------    -------------
Operating Expenses
     Cost of travel products and services                  857,375           943,496           1,471,503        1,792,451
     Marketing and selling                                  53,475           273,462             211,994          506,561
     General and administrative                            427,439           373,451             681,319          969,368
                                                     -------------     -------------      --------------    -------------

        Total operating expenses                        1,338,289         1,590,409           2,364,816        3,268,380
                                                     -------------     -------------      --------------    -------------

         Income (loss) from operations                      23,296           (92,239)             (7,761)        (475,548)

Other income (expense), net                                 11,693           (37,037)             22,074          (22,888)
                                                     -------------     -------------      --------------    -------------

         Income (loss) before income
              taxes                                         34,989          (129,276)             14,313         (498,436)

Provision for income taxes                                      -                 -                   -                -
                                                     -------------     -------------      --------------    -------------

         Net income (loss)                                  34,989          (129,276)             14,313         (498,436)

Preferred dividends                                         17,600                -               35,200               -
                                                     -------------     -------------      --------------    -------------

         Net income (loss) applicable
              to common shares                              17,389          (131,879)            (20,887)        (498,436)

Other comprehensive income (loss)                               -             (2,603)                 -                -
                                                     -------------     --------------     --------------    -------------

         Comprehensive income (loss)               $        17,389   $      (131,879)   $        (20,887) $      (498,436)
                                                     =============     ==============     ==============    ==============

Earnings (loss) Per Share:

     Weighted average common
         shares outstanding                              5,620,379         5,525,042           5,620,379        5,490,493
                                                     =============     =============      ==============    =============

     Basic and diluted earnings (loss)
         applicable to common
         shareholder                               $            -    $         (.02)    $             -   $         (.09)
                                                     =============     ============       ==============    =============


                        See accompanying notes to condensed consolidated financial statements.
                                                        F-4

                                        ETRAVNET.COM, INC. AND SUBSIDIARY

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                  (UNAUDITED)


                                                                                            2001                2000
                                                                                      ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                $        14,313     $      (498,436)
                                                                                        -------------       -------------
     Adjustments to reconcile net income to net
         cash used by operating activities:
              Depreciation and amortization                                                    40,000              32,338
              Amortization of stock-based compensation                                             -               68,000
              Loss on sale of marketable securities                                                -               34,716
              Changes in assets and liabilities:
                  Accounts receivable                                                           8,608              38,206
                  Notes receivable                                                             (2,069)           (200,831)
                  Security deposits and other assets                                               -               21,901
                  Accounts payable and accrued expenses                                       (75,328)            162,084
                  Deferred revenue                                                                 -              215,484
                                                                                        -------------       -------------

                  Total adjustments                                                           (28,789)           (371,898)
                                                                                        -------------       -------------

                  Net cash used by operating activities                                       (14,476)           (126,538)
                                                                                        -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for software license and development costs                                            -             (157,059)
     Redemption (acquisition) of short-term investments                                       199,732             333,777
                                                                                        -------------       -------------

                  Net cash provided by investing activities                                   199,732             176,718
                                                                                        -------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     185,256              50,180

CASH AND CASH EQUIVALENTS - beginning                                                          30,970              19,813
                                                                                        -------------       -------------

CASH AND CASH EQUIVALENTS - end                                                       $       216,226     $        69,993
                                                                                        =============       =============


                      See accompanying notes to condensed consolidated financial statements.
                                                      F-5

                        ETRAVNET.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for each of the six and three month periods ended June 30, 2001 and 2000. These statements are condensed and therefore do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and notes included in the Company's financial statements and footnotes as of December 31, 2000 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.     PREPAID ADVERTISING

       In February 2001, the Company entered into an agreement with an entity that specializes in arranging and brokering for the placement of cable advertising for others. Under the terms of the agreement, the Company issued 207,289 of its common shares (which had a fair value of approximately $2,021,000) to the entity and in return received a commitment from this entity to provide the Company with $2,021,000 of cable advertising credits. Through June 30, 2001 the Company has utilized $25,000 of these credits.

3.     CONTINGENCIES

       Legal Proceeds

       In a lawsuit filed in Indiana, on June 21, 2000, JCB Enterprises ("JCB"), a former franchisee of the Company, is seeking monetary damages in excess of $80,000 for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between the Company and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and the Company. JCB recently filed personal and corporate bankruptcy and JCB's interest in the lawsuit was transferred to JCB's bankruptcy trustees. The Company intends to vigorously defend the matter. Trial is expected to commence in 2001. In addition, the Company is involved in other legal proceedings incurred in the normal course of business. At June 30, 2001, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

       Merger Related Items

       In connection with the Company's merger with Playorena on September 17, 1999, Playorena's recorded liabilities amounted to $332,218. The details are as set forth below:

              Notes payable                                    $         35,000
              Due to shareholder                                         41,300
              Other accrued expenses                                     255,918
                                                                   -------------

                    Total liabilities                           $        332,218
                                                                   =============

ETRAVNET.COM, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)



3.     CONTINGENCIES (CONTINUED)

       Merger Related Items (Continued)

       In connection with the merger, certain Playorena shareholders agreed to indemnify the Company with respect to "losses" incurred with regard to any of these "payables" (as the term is used in the Indemnification Agreement dated September 2000) which are "reflected on the Playorena financial statements as of May 31, 2000 or incurred subsequently prior to the date of closing."

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

4.     INCOME TAXES

       As a result of the Company's net operating loss carryforwards, no current income taxes are provided for the six months ended June 30, 2001. No current income taxes have been provided for the six month period ended June 30, 2000 as a result of the Company operating loss for that period. The Company has net operating loss carryforwards of approximately $1,500,000 at December 31, 2000. The net operating loss carryforward is the Company's principal temporary difference. Deferred tax benefits of approximately $600,000 have been fully reserved by a valuation allowance at June 30, 2001.

                        ETRAVNET.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



5.     SEGMENT INFORMATION

       Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes the merger related charge for issuance of common stock and other corporate items not specifically allocated to the segments.


                                              Travel &
                                               Related              Internet
              Six Months Ended               Management            Technology
                June 30, 2001                 Services              Programs               Other              Total
       -------------------------------  --------------------  --------------------  -----------------   -----------------

       Revenues                           $        1,885,384    $               -     $            -      $     1,885,384
       Segment profit (loss)              $          129,454    $         (137,215)   $        22,074     $        14,313
       Total assets                       $        3,846,307    $        1,165,651    $       831,486     $     5,843,444
       Capital expenditures               $               -     $               -     $            -      $            -
       Depreciation and
          amortization                    $           40,000    $           50,000    $            -      $        90,000
       Interest income                    $               -                     -              22,074     $        22,074


                                              Travel &
                                               Related              Internet
              Six Months Ended               Management            Technology
                June 30, 2000                 Services              Programs               Other              Total
       -------------------------------  --------------------  --------------------  -----------------   -----------------

       Revenues                           $        2,792,832    $               -     $            -      $     2,792,832
       Segment profit (loss)              $         (475,548)   $               -     $       (22,888)    $      (498,436)
       Total assets                       $        1,862,688    $        3,067,000    $       675,000     $            -
       Capital expenditures               $               -     $          157,059    $            -      $       157,059
       Depreciation and
          amortization                    $           32,338    $               -     $            -      $        32,338
       Interest income                    $               -     $               -     $        11,828     $        11,828


                                                                F-8

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to total revenues:


                                            Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                                  --------                 --------
                                            2000         2001          2000           2001
                                            ----         ----          ----           ----
REVENUES
Franchise fees                              5.3%          2.7%         4.3%           3.5%
Franchise service
Fees and other                             22.3          23.5         21.4           20.7
Travel products and services               72.4          73.8         72.3           75.8
Advertising and other                        -              -          2.0             -
                                           -----         -----        -----          -----

TOTAL REVENUES                            100.0%        100.0%       100.0%         100.0%
                                          ======        ======       ======         ======

OPERATING EXPENSES
Cost of travel products and sales          63.0          63.0         64.2           62.4
Marketing and selling                      18.3           3.9         18.1            9.0
General and administrative                 24.9          31.4         34.7           28.9
                                          -----         -----        ------         ------

TOTAL OPERATING EXPENSES                  106.2          98.3        117.0          100.3
                                          -----         -----        ------         ------

Income (loss) before other
Income and income taxes                    (6.2)           1.7       (17.0)           (.3)
Other                                      (2.5)           .8          (.1)            .9
                                          -----         -----        ------         ------

Income (loss) before income taxes          (8.7)          2.5        (17.1)            .6
Income Taxes                                 -             -            -              -
                                          -----         -----        ------         ------

Net income (loss)                          (8.7)%         2.5%       (17.1)%           .6%
                                          ======        =====        ======        ======


Comparison of three and six months ended June 30, 2001 ("2001 period") and 2000 ("2000 period")

REVENUES
Franchise Fees

Franchise fees decreased in each 2001 period as compared to the related 2000 periods as a result of less franchises sold in the 2001 periods as compared to the 2000 periods.

Franchise Service Fees and Other

Franchise service fees declined by approximately $15,000 and $108,000 in the three and six months ended June 30, 2001, respectively, as compared to the three and six months ended June 30, 2000. The declines are principally attributable to the effect of less franchisees in the franchise system, partially offset by scheduled increases in franchisees service fees.

Travel Products and Services

Travel products and services decreased by approximately $80,000 and $232,400 in the three and six months ended June 30, 2001 respectively as compared to the three and six months ended June 30, 2000. The decreases are attributable to the effect of transfering some of our Internet travel sales to franchisees.

OPERATING EXPENSES
Cost of travel products and services

The cost of travel products and services decreased by approximately $86,000 and $320,000 during the three and six months ended June 30, 2001 respectively, as compared to the three and six months ended June 30, 2000. These costs decreased as a result of lower commissions and fees paid to franchisees in connection with the earlier noted decreases in related revenues. The cost of travel products and services --as a percentage of travel products and services sales -- were approximately 85% and 82% for the three and six months ended June 30, 2001 and 87% and 89% for the 2000 periods.

Marketing and Selling

Marketing and selling expenses decreased by approximately $220,000 and $295,000 for the three and six months ended June 30, 2001 respectively as compared to the related 2000 periods. Decreases in payroll costs in the 2001periods and the effect of a change in the method of allocating costs between general and administrative and marketing and selling expenses and decreases in incentives and online related commissions were the primary reasons for the declines in the 2001 periods.

General and Administrative

General and administrative expenses increased by approximately $54,000 and decreased by $288,000 during the three and six months ended June 30, 2001, respectively, as compared to the related 2000 periods. As a percentage of net revenues, these costs were 31% and 29% during the three and six months ended June 30, 2001, respectively, as compared to 35% and 25% in the related 2000 periods. The changes in general and administrative expense in the 2001 periods are attributable to increases in consulting expenses related to our expanding Internet activities, professional and other fees related to our status as a public company, stock-based compensation related to the granting of stock options to employees and consultants, and a change in the method of allocating certain payroll and related items between marketing and general and administrative, all partially offset by lower salaries.

Variability of Results

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

In addition, we expect to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. We anticipate that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Seasonality in the travel industry, is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of our Common Stock would likely be materially and adversely affected.

Liquidity and Capital Resources

Cash used in operations was approximately $29,000 in the six months ended June 30, 2001, as compared to a use of $126,000 in the six months ended June 30, 2000. Cash used in operating activities in 2001 was primarily attributable to a slight build in our accounts receivable and a decline in our accounts payable.

Cash provided by investing activities in 2001 was approximately $200,000 as compared to approximately $177,000 in 2000. Cash provided by investing activities was primarily from the liquidation of short-term investments.

As of June 30, 2001, we had approximately $216,000 in cash and approximately $831,000 in short-term investments. Our principal commitments consist of amounts due pursuant to our master lease with Wal-Mart. These amounts, however, are substantially recovered by our subleases with our Wal-Mart Supercenters franchisees. In addition, we are obligated to make additional payments to the developer of our "Haggle" software in 2001, which we believe could potentially aggregate $120,000.

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

Item 4.         Submission of Matters to a Vote of Security Holders

                None

Item 5.         Other Information

                See "Management's Discussion and Analysis or Plan of Operation"

Item 6.         Report on Form 8-K

                None








                   [Balance of page intentionally left blank.]

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


                                                  ETRAVNET.COM, INC.

                                                 /s/ Michael Y. Brent
                                                 --------------------
                                                 Michael Y. Brent, President
                                                 Dated: August 13, 2001