Form 10QSB
period 2001-09-30
ETRAVNET COM INC
filed 2001-11-19
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Amended
                                   FORM 10-QSB


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

 [] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 For the transition period from _______________ to ______________

                         Commission File Number: 0-18412

                          Rezconnect Technologies, Inc.
        (Exact name of registrant as specified in its charter as amended)

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


                               ETRAVNET.COM, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)


                  Number of Shares Outstanding of Common Stock,
                  $.001 Par Value, September 30, 2001 5,620,379


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X]No[ ].

                                     PART I


ITEM 1.   FINANCIAL STATEMENTS








                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets                                                          F-1

Statements of Operations                                                F-2

Statements of Cash Flows                                                F-3

Notes to Financial Statements                                           F-4

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NINE AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                     REZCONNECT TECHNOLOGIES, INC.
                                                    (FORMERLY ETRAVNET.COM, INC.)

                                              CONDENSED CONSOLIDATED BALANCE SHEET ASSETS
                                                                                    September 30,           December 31,
                                                                                        2001                  2000
                                                                                  -----------------     -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $       159,056       $        30,970
     Short-term investments                                                                 593,616             1,031,218
     Accounts receivable, less allowance for doubtful
         accounts of $67,430 and $67,300                                                    402,697               374,088
     Prepaid expenses and other current assets                                                -                    71,079
                                                                                      -------------         -------------

              Total Current Assets                                                        1,155,369             1,507,355
                                                                                      -------------         -------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                                            20,585                43,085
                                                                                      -------------         -------------

OTHER ASSETS
     Goodwill, less accumulated amortization                                                153,400               187,900
     Prepaid advertising rights                                                           1,996,000             1,996,000
     Notes receivable, less current portion                                                 923,007               870,622
     Software license and development costs                                               1,165,651             1,217,651
     Security deposits and other                                                             83,703                81,847
                                                                                      -------------         -------------

              Total Other Assets                                                          4,321,761             4,354,020
                                                                                      -------------         -------------

              TOTAL ASSETS                                                          $     5,497,715       $     5,904,460
                                                                                      =============         =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $       209,570       $       316,866
     Deferred revenue                                                                         -                    69,222
                                                                                      -------------         -------------

              Total Current Liabilities                                                     209,570               386,088
                                                                                      -------------         -------------

OTHER LIABILITIES
     Deferred revenue                                                                       923,007               870,622
     Security deposits                                                                      162,057               162,057
                                                                                      -------------         -------------

              Total Other Liabilities                                                     1,085,064             1,032,679
                                                                                      -------------         -------------

              Total Liabilities                                                           1,294,634             1,418,767
                                                                                      -------------         -------------

SHAREHOLDERS' AND MEMBERS' EQUITY
     Preferred stock, par value $.001 per share; authorized
         5,000,000 shares, 143,497 shares issued and outstanding                                143                   143
     Common stock, par value $.001 per share; authorized
         20,000,000 shares; 5,620,379 shares
         issued and outstanding at September 30, 2001 and
         December 31, 2000                                                                    5,620                 5,620
     Additional paid-in capital                                                           5,974,074             5,974,074
     Accumulated deficit                                                                 (1,776,756)           (1,494,144)
                                                                                      -------------         -------------

              Total Shareholders' Equity                                                  4,203,081             4,485,693
                                                                                      -------------         -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     5,497,715       $     5,904,460
                                                                                      =============         =============

                                See accompanying notes to condensed consolidated financial statements.

                                                                F-1

                                                    REZCONNECT TECHNOLOGIES, INC.
                                                    (FORMERLY ETRAVNET.COM, INC.)

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                           (UNAUDITED)

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                         2001             2000                2001              2000
                                                   ---------------   ---------------   -----------------  ---------------
Revenues
     Franchise fees                                $        -          $      50,198    $         73,273  $       170,414
     Service fees and other                                106,307           309,800             594,411          906,602
     Travel products and services                          843,683           714,994           2,639,361        2,733,337
     Advertising fees                                       -                 10,960              -                68,431
                                                     -------------     -------------      --------------    -------------

         Total Revenues                                    949,990         1,085,952           3,307,045        3,878,784
                                                     -------------     -------------      --------------    -------------

Operating Expenses
     Cost of travel products and services                  638,265           662,884           2,109,768        2,455,335
     Marketing and selling                                  87,044           211,647             299,038          718,208
     General and administrative                            383,474           462,272           1,064,793        1,431,640
     Settlement of litigation                              150,000             -                 150,000            -
                                                     -------------     -------------      --------------    -------------

         Total operating expenses                        1,258,783         1,336,803           3,623,599        4,605,183
                                                     -------------     -------------      --------------    -------------

         Loss from operations                             (308,793)         (250,851)           (316,554)        (726,399)

Other income, net                                           11,868            31,087              33,942            8,199
                                                     -------------     -------------      --------------    -------------

         Loss before income taxes                         (296,925)         (219,764)           (282,612)        (718,200)

Provision for income taxes                                   -                 -                   -                -
                                                     -------------     -------------      --------------    -------------

         Net loss                                         (296,925)         (219,764)           (282,612)        (718,200)

Preferred dividends                                         17,600             -                  52,800            -
                                                     -------------     -------------      --------------    -------------

         Net loss applicable to
              common shares                        $      (314,525)  $      (219,764)   $       (335,412) $      (718,200)
                                                     =============     ==============     ==============    ==============

Loss Per Share:

     Weighted average common
         shares outstanding                              5,620,379         5,525,042           5,620,379        5,421,398
                                                     =============     =============      ==============    =============

     Basic and diluted loss applicable
         to common shareholder                     $         (.06)   $         (.04)    $          (.06)  $         (.13)
                                                     ============      ============       =============     =============


                                See accompanying notes to condensed consolidated financial statements.

                                                                F-2



                                                     REZCONNECT TECHNOLOGIES, INC.
                                                    (FORMERLY ETRAVNET.COM, INC.)

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                             (UNAUDITED)

                                                                                            2001                2000
                                                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                         $      (282,612)    $      (498,436)
                                                                                        -------------       -------------
     Adjustments to reconcile net loss to net cash used
         by operating activities:
              Depreciation and amortization                                                   109,000              32,338
              Amortization of stock-based compensation                                            -                68,000
              Loss on sale of marketable securities                                               -                34,716
              Changes in assets and liabilities:
                  Accounts receivable                                                         (28,609)             38,206
                  Notes receivable                                                            (52,385)           (200,831)
                  Prepaid expenses and other current                                           71,079                 -
                  Security deposits and other assets                                           (1,856)             21,901
                  Accounts payable and accrued expenses                                      (124,133)            162,084
                  Deferred revenue                                                               -                215,484
                                                                                        -------------       -------------
                  Total adjustments                                                           (26,904)            371,898
                                                                                        -------------       -------------
                  Net cash used by operating activities                                      (309,516)           (126,538)
                                                                                        -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for software license and development costs                                          -               (157,059)
     Redemption (acquisition) of short-term investments                                       437,602             333,777
                                                                                        -------------       -------------

                  Net cash provided by investing activities                                   437,602             176,718
                                                                                        -------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     128,086              50,180

CASH AND CASH EQUIVALENTS - beginning                                                          30,970              19,813
                                                                                        -------------       -------------

CASH AND CASH EQUIVALENTS - end                                                       $       159,056     $        69,993
                                                                                        =============       =============

                                See accompanying notes to condensed consolidated financial statements.

                                                                F-3

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for each of the nine and three month periods ended September 30, 2001 and 2000. These statements are condensed and therefore do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and notes included in the Company's financial statements and notes as of December 31, 2000 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. On August 29, 2001, the Company changed its name to Rezconnect Technologies, Inc.

2,       PREPAID ADVERTISING

         In February 2000, the Company entered into an agreement with an entity that specializes in arranging and brokering for the placement of cable advertising for others. Under the terms of the agreement, the Company issued 207,289 of its common shares (which had a fair value of approximately $2,021,000) to the entity and, in return, received a commitment from this entity to provide the Company with $2,021,000 of cable advertising credits. Through September 30, 2001, the Company has utilized $25,000 of these credits.

3.       CONTINGENCIES

         Legal Proceedings

         During the quarter ended September 30, 2001, the Company paid $150,000 to settle all outstanding litigation with respect to a former franchisee, JCB Enterprises ("JCB"). The payment is reflected as an operating expense in the three months and nine months ended September 30, 2001.

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
                                                                                                        =============

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



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

         Letter of Credit

         The Company is contingently liable under a letter of credit in the amount of $25,000, which expires in November 2001. The letter of credit was obtained to facilitate processing airfare reservations via customers' credit cards.

4.       INCOME TAXES

         As a result of the Company's net operating loss carryforwards, no current income taxes are provided for the nine months ended September 30, 2001. No current income taxes have been provided for the nine month period ended September 30, 2000 as a result of the Company operating loss for that period. The Company has net operating loss carryforwards of approximately $1,500,000 at December 31, 2000. The net operating loss carryforward is the Company's principal temporary difference. Deferred tax benefits of approximately $750,000 have been fully reserved by a valuation allowance at September 30, 2001.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



5.       SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes the merger related charge for issuance of common stock and other corporate items not specifically allocated to the segments.

                                               Travel &
                                          Related Internet
              Nine Months Ended              Management            Technology
             September 30, 2001               Services              Programs               Other              Total
--------------------------------------  --------------------  --------------------  -----------------   -----------------

Revenues                                  $        3,307,045    $               -     $            -      $     3,307,045
Segment profit (loss)                     $         (150,499)   $         (166,055)   $        33,942     $       282,612
Total assets                              $        4,332,064    $        1,165,651    $            -      $     5,497,715
Capital expenditures                      $               -     $               -     $            -      $            -
Depreciation and
  amortization                            $           57,000    $           52,000    $            -      $       109,000
Interest income                           $               -                     -              33,942     $        33,942


                                               Travel &
                                          Related Internet
              Nine Months Ended              Management            Technology
             September 30, 2000               Services              Programs               Other              Total
--------------------------------------  --------------------  --------------------  -----------------   -----------------

Revenues                                  $        3,878,784    $               -     $            -      $     3,878,784
Segment profit (loss)                     $          695,312    $               -     $       (22,888)    $      (718,200)
Total assets                              $        1,861,498    $        3,173,301    $     1,193,000     $     6,227,799
Capital expenditures                      $               -     $          288,501    $            -      $       288,501
Depreciation and
   amortization                           $           50,948    $               -     $            -      $        50,948
Interest income                           $               -     $               -     $        11,828     $        11,828


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Rezconnect Technologies, Inc., formerly ETRAVNET.COM, Inc. (the "Company",) is a leading franchisor of traditional "brick and mortar" travel agencies as well as Internet-based travel-related services. We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We operate business under our trade names "Travel Network," "Global Travel Network" and Travel Network Vacation Central" as well as web sites Etravnet.com," "HaggleWithUs.com" and "Rezconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

Overview

The tragic events of September 11, 2001 (the "events") have had a significant effect on our business. In addition, we believe that the tragedy will have continuing effects on our business for the foreseeable future. We believe it is too early to know the extent of the effects with any measurable precision.

Prior to September 11, 2001, we believe that our third quarter ended September 30, 2001, was on pace to continue the slightly positive trend that had started earlier in the fiscal year. However, the events of September 11, 2001 had a number of immediate consequences. First, although we had virtually completed two master franchisee sales, as a result of the events, the transactions were postponed indefinitely by the prospective franchisees. In addition, travel around the world has decreased significantly since the events. A significant portion of our revenues depends on travel. Finally, existing franchisees have seen their financial condition worsen as a result. It is possible that we may see further deterioration to the franchise system as a result of the September 11, 2001 events.

Our revenues are predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales net of allowances, for cancellations, are recognized generally when the related service is booked and paid for. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required of the Company have been performed and collectibility of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned.

With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating sellers. Because we are the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Based on the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but, in fact, have offered us incentive commissions above the standard compensation for our volume business. We expect that our weighted average commission on online transactions revenue will increase due to the fact that our leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering us lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to us or eliminate such commissions entirely which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.





                   [Balance of page intentionally left blank.]

                              Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to total revenues, except as indicated:


                                                  Three Months Ended     Nine Months Ended
                                                      September 30,         September 30,
                                                   2001         2000       2001       2000
                                                   ----         ----       ----       ----
REVENUES
Franchise fees                                      0 %          4.6%       2.2%       4.4%
Franchise service
Fees and other                                     11.0         28.5       18.0       23.4
Travel products and
   services                                        89.0         65.9       79.8       70.4
Advertising and other                               -            1.0         -         1.8
                                                  ------       -----      ------     ------

TOTAL REVENUES                                    100.0%       100.0%     100.0%     100.0%
                                                  ======       ======     ======     ======

OPERATING EXPENSES
Cost of travel products and
  sales                                            67.2         61.0       63.8       63.3
Marketing and selling                               9.2         19.5        9.0       18.5
General and administrative                         56.2         42.6       36.7       36.9
                                                   ----         ----       ----       ----

TOTAL OPERATING  EXPENSES                         132.6        123.1      109.5      118.7
                                                  -----        -----      -----      -----

Income (loss) before other
Income and income taxes                           (32.6)       (23.1)      (9.5)     (18.7)
Other                                               1.2          2.9        1.0        0.2
                                                    ---         ----        ---       ----

Income (loss) before income
     taxes                                        (31.4)       (20.2)      (8.5)     (18.5)
Net income (loss)                                 (31.4)%      (20.2)%     (8.5)%    (18.5)%
                                                  =======      =======     ======    =======

Comparison  of three and nine months ended  September 30, 2001 ("2001") and 2000 ("2000")

REVENUES
Franchise Fees

Franchise fees declined in each 2001 period as compared to the related 2000 Periods as a result of less sales of our franchises.

Franchise Service Fees and Other

Franchise service fees decreased by approximately $203,000 and $312,000 in the three and nine months ended September 30, 2001, respectively, as compared to the three and nine months ended September 30, 2000. The decrease is principally attributable to a decline in the number of franchisees in our system and the events of September 11, 2001.

Travel Products and Services

Travel products and services increased by approximately $129,000 and decreased by approximately $94,000 in the three and nine months ended September 30, 2001 respectively as compared to the three and nine months ended September 30, 2000. The changes are attributable to the effect of various incentives which we offered to franchisees in 2000 to interest franchisees customers in travel packages, and increased customer traffic as a result of our Internet ("online") presence.

OPERATING EXPENSES
Cost of travel products and services

The cost of travel products and services decreased by approximately $25,000 and $345,000 during the three and nine months ended September 30, 2001 respectively, as compared to the three and nine months ended September 30, 2000. These costs decreased as a result of lower commissions and fees paid to franchisees in connection with the earlier noted incentives offered to customers. The cost of travel products and services --as a percentage of travel products and services sales -- were approximately 76% and 80% for the nine and three months ended September 30, 2001 and 89% and 93% for the related 2000 periods.

Marketing and Selling

Marketing and selling expenses decreased by approximately $125,000 and $419,170 for the three and nine months ended September 30, 2001 respectively, as compared to the related 2000 periods. The largest decreases were in payroll costs and commissions paid in the 2001 periods. Lower commissions were the result of lower related revenues.

General and Administrative

General and administrative expenses increased by approximately $71,000 and decreased by approximately $217,000 during the three and nine months ended September 30, 2001, respectively, as compared to the related 2000 periods. As a percentage of net revenues, these costs were 56% and 37% during the three and nine months ended September 30, 2000 respectively, as compared to 37% and 43% in the related 2000 periods. The change in general and administrative expense for the three months ended September 30, 2001 as compared to the related 2000 period is primarily the result of (1) the settlement of litigation in the current quarter which amounted to $150,000, (2) offset by decreases in consulting expenses, and payroll and related expenses. The decline in the 2001 nine month period as compared to the related 2000 period resulted from decreases in payroll and related costs, lower consulting fees and lower professional fees, all partially offset by the aforementioned settlement of litigation.

Variability of Results

Our travel products and services gross bookings have decreased from year to year due to a decrease in the number of franchisees in our system, offset by repeat purchases by existing customers and increased customer acceptance of electronic commerce. Revenues from travel products and services decreased in conjunction with the decrease in gross bookings. Operating expenses have similarly decreased on a year to year basis, reflecting decreased spending on developing our online operations and expanding strategic relationships.

As a result of our limited operating history in online commerce and the variability that can be experienced by our franchising operations, we are unable to accurately forecast our revenues. Our current and future expense levels are based predominantly on our operating plans. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on our business, operating results and financial condition. Further, we currently intend to substantially increase our operating plans. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have a material adverse effect on our business, operating results and financial condition. Further, we may have to substantially increase our operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations to develop our technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, our operating results will fluctuate and anticipated net losses in a given period may be greater than expected.

We expect to experience significant fluctuations in our future quarterly operating results due to a variety of other factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include, but are not limited to, (i) our ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by us or our competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us, (vi) our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on our online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the our business, operations and infrastructure, (x) governmental regulation and
(xi) unforeseen events affecting the travel industry.

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

Liquidity and Capital Resources

Cash used by operations was $309,516 in the nine months ended September 30, 2001. Cash was used to fund our operating loss of $282,000. In addition, our accounts receivable increased in the period, and accounts payable decreased. Our other operating activities used cash of $26,904. During the related 2000 period, we utilized cash approximating $126,000 in operations. Cash was used to fund our loss for the period of $498,000. Other operating activities contributed $372,000.

Cash provided by investing activities was $437,602 in 2001 as compared to $177,000 for the 2000 period. Cash was provided in each period by the liquidation of marketable securities. In 2000, we made payments to acquire software and development costs of $157,000.

As of September 30, 2001, we had approximately $159,000 in cash and approximately $ 594,000 in short-term investments. Our principal commitments consist of amounts due pursuant to our master lease with Wal-Mart. These amounts, however, are substantially recovered by our subleases with our Wal-Mart Supercenters franchisees.

We believe that results of operations, current cash and short-term investments will be sufficient to meet our anticipated cash needs for working capital for the next twelve months.

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


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.   Changes in Securities

          During the quarter ended September 30, 2001, the Company paid $150,000 to settle all outstanding litigation previously reported with respect to a former franchisee, JCB Enterprises. The payment is reflected in the company's financials as an operating expense in the three months and nine months ended September 30, 2001.

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


                           REZCONNECT TECHNOLOGIES, INC.

                           /s/ Michael Y. Brent
                           -----------------------------
                           Michael Y. Brent, President
                           Dated: November 16, 2001


This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending September 30, 2001 and is qualified in its entirety by reference to such financial statements.