Form 10KSB
period 2001-12-31
ETRAVNET COM INC
filed 2002-04-01
CIK 852766

REZCONNECT TECHNOLOGIES, INC
                             (formerly Etravnet.com)


                           Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: April 1, 2002
                            Period End: Dec 31, 2001


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: REZT

                                Table of Contents

             To jump to a section, double-click on the section name.

                                      10KSB

PART  I.......................................................................4
    Item 1.  Business.........................................................4
        BACKGROUND............................................................4
        OPERATIONS............................................................4
        ETRAVNET.COM..........................................................6
        MANAGEMENT............................................................9
    Item 2.  Properties......................................................11
    Item 3.  Legal Procedings................................................11
    Item 4.  Sumbission of Matters to a Vote of Security.....................11

PART  II.....................................................................12
    Item 5.  Market for Registrant's Common Stock............................12
    Item 6.  Management's Discussion and Analysis or Plan of Operation.......13
        OVERVIEW.............................................................13
        REVENUES.............................................................15
        OPERATING EXPENSES...................................................15
        LIQUIDITY AND CAPTIAL RESROUCES......................................17
        FORWARD-LOOKING STATMENTS............................................17
    Item 7.  Financial Statements............................................17
    Item 8.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..........................17

PART  III....................................................................18
    Item 9.  Directors and Executive Officers, Promoters and Control
             Persons;Compliance with Section 16(a) of the Exchange Act.......18
    Item 10. Executive Compensation..........................................18
    Item 11. Security Ownership of Certain Beneficial Owners and Managment...20
    Item 12. Certain Relationships and REalted Transactions..................20

PART  IV.....................................................................20
    Item 13. Exhibits, Financial Statement Schedcules
             and Reports on Form 8-K.........................................20

Balance Sheet................................................................F-2
Statements of Operations.....................................................F-3
Consolidated Statements of Shareholders' Equity..............................F-4
Statement of Cash Flows......................................................F-5
Notes to Financial Statements................................................F-5

                                     10KSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                           Commission File No. 0-18412

                               REZCONNECT TECHNOLOGIES, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                          11-2602120
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                560 Sylvan Avenue
                       Englewood Cliffs, New Jersey 07632
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

                                       N/A
          -----------------------------------------------------------
          (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 2002 was approximately $648,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 31, 2001, there were 6,321,769 shares of Common Stock, par value $.001 per share outstanding.

Documents incorporated by reference: None

                                     PART I
Item 1.  Business
-------  --------

Company History

        We are a travel management company using technology and the Internet for our franchise chain and the retail consumer online. Prior to changing our name, we were incorporated in June 1982 as Travel Network, Ltd. in New York and did business as Global Travel Network. On February 1, 1994, we re-incorporated in New Jersey (at which time the New York corporation was merged into the New Jersey corporation). In turn, Global Travel Network, L.L.C. ("GTN") was created as a conduit to participate in the franchise Global Travel Network business of Travel Network, Ltd. On September 17, 1999, Playorena, Inc. acquired the outstanding equity of GTN in exchange for 5,063,379 shares (including 123,292 shares reserved for issuance upon the exercise of certain warrants previously issued by GTN and 4,931,087 shares issued to equity holders of GTN) of Playorena's common stock, representing 94.5% of the issued and outstanding common stock of Playorena upon completion of the merger. Prior to the merger, Playorena operated as a public shell seeking the acquisition of, or merger with, an existing company. Following the merger, we changed our name to ETRAVNET.COM, Inc. On August 29, 2002 we changed our name to REZconnect Technologies, Inc.


BACKGROUND

        We are a leader in the franchised travel services business. The Company has operated in this industry for almost 20 years. During this time it has created a network of approximately 215 domestic and international franchisees, represented in 11 countries. The Company offers an interactive, real-time booking engine and access to preferred deals with leading travel industry suppliers to its franchisees and to small office-home office ("SOHO") agencies, independent travel agencies and high traffic websites. The Company's revenue stream is comprised of one-time franchise fees as each franchise is sold, monthly franchise service fees from its franchisees and commissions on the sale of travel products.

         While concentrating on the establishment of its "brick and mortar" franchise operations, management of the Company has recognized that margins in the travel agency industry are generally shrinking, due in large measure to reductions by airlines in commission rates and to greater competition throughout the industry. To combat these trends and strengthen its competitive position, the Company has sought to bring an advanced technology to the travel and lodging industry.

OPERATIONS

Current Operations

         To date the Company's operations have been exclusively in the travel agency business. These operations are comprised of the sale of travel agency franchises and discount travel products and services.

         Our franchise fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location. Commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Commissions on the sale of airline tickets range from 5% to 20%. Certain airlines effective March 21, 2002 have eliminated commissions on airline ticket sales. Our franchisees have added or increased their service fees to make up for loss of commissions. Periodically, the Company may receive additional commissions in the nature of overrides from travel suppliers to encourage product marketing.

         In-house sales personnel have generally handled marketing of franchises.

         All of the Company's franchised operations are independently owned and operated. The Company also generates retail travel agency revenues. All sales of travel products by the Company are made through its franchisees or through its interactive web site. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

REZconnect(R)
----------

         The Company intends to use its proprietary, patent pending REZconnect(R) technology as the basis for its market expansion.

         We believe that our REZconnect(R) technology will offer ease of use for both the individual seeking a reservation as well as the supplier. Essentially, the technology works as follows:

o The Internet user comes to a website for a restaurant, bed and breakfast, or other supplier that uses a reservation-based business model. The website could be the supplier's own, an aggregating site such as Zagat.com or RestaurantRow.com, an Internet yellow pages listing site, websites specifically used by travel agents (such as Worldspan), or the Company's own website.

o If the supplier is a REZconnect(R) client, a reservation button will be present at the site. The user will click on the button and a reservation form will appear on screen.

o After completing the reservation form, the information is converted into a telephone call made automatically to the supplier.

o The telephone call made to the supplier is generated from the Company, saving the user the cost of the telephone call.

o When the telephone is answered, a recorded voice in the language of the supplier requests the reservation and provides the essential information. The supplier then uses the touchtone pad on the telephone to indicate whether the reservation is accepted.

o The telephone keypad response is sent to the Company server and becomes an immediate web response on the user's computer screen. If the reservation is accepted, the user receives a confirmation message and reservation summary (including a reservation confirmation number) on screen and, if time allows, receives a confirming e-mail later. The supplier also receives confirmation, either by e-mail or fax. In essence, the keypad response of the supplier confirms and completes the reservation transaction.

         Current travel agency reservation systems, such as Worldspan, Sabre, Galileo and Amadeus in the lodging industry, the Internet-based Worldres in the lodging industry and Opentables.com in the restaurant business, require the supplier to maintain a separate computer system for processing of the reservation requests and just as importantly require the supplier to maintain an inventory of availability. Independent lodgings, which we believe represent approximately 80% of the hotel industry, as well as restaurants, generally do not maintain inventory for online access and in many cases are unwilling to do so. These systems become cost centers to the supplier and more importantly demand a change in the manner of doing business.

         REZconnect(R) does not present these obstacles to the user. The supplier is not required to maintain an inventory of available reservations; nor is the supplier required to install any separate equipment to use the REZconnect(R) system. At most, the supplier would install a separate telephone and line to accept the computerized calls generated from the Internet user base; however, this is not required of the supplier. The supplier can therefore take advantage of an additional source of clientele, i.e., the Internet user base, at little cost and without changing its traditional operating model for taking reservations. It appears that REZconnect(R) is virtually a no risk proposition for the supplier; as a result, we believe many suppliers will choose to take advantage of the availability of the REZconnect(R) system.

         We believe that the utility of the REZconnect(R) system to the user is especially apparent in the case of smaller suppliers, such as bed and breakfast inns and other independent lodgings that do not have reservation systems employed by chain hotels. REZconnect(R) provides these users with an additional source of bookings, the Internet, which was not previously available to them, and allows them to take advantage of it without substantial out-of-pocket expense and within their existing business framework.

         The REZconnect(R) revenue model is three-pronged. An initial installation fee will be charged to each supplier. Each supplier is also to be charged a monthly license fee to maintain the REZconnect(R) reservation capacity. For each reservation made, the Company is to receive a transaction fee, the composition of which depends upon the nature of the reservation. Currently, the Company intends to charge the supplier per individual diner for restaurant reservations, per hotel room reserved and per cruise ship cabin reserved.

         The Company has already entered into a number of strategic relationships. If the Company is able to take advantage of these arrangements, we believe that REZconnect(R) will be established as a preferred Internet reservation system.

         We intend to use a number of marketing techniques for REZconnect(R), depending upon the industry being targeted. During the rollout phase of the technology, we anticipate that we will waive or limit installation fees for users and may also waive initial monthly fees in order to encourage product acceptance.

         Our initial focus will be on the hotel, cruise line and restaurant businesses. We will be targeting the approximately 300,000 independent lodging establishments and the niche market cruise lines throughout the world. To date we have relationships with three cruise lines that are evaluating REZconnect(R). Generally, these independent hotels and smaller cruise lines have reservation systems that do not interface with the Internet. Management will seek to create strategic alliances with domestic and international aggregators, to gain entree to a large number of suppliers through a single source.

         In addition to strategic relationships with aggregators, the Company will seek to enter into alliances with major booking engines. This will provide the travel agents using these engines access the niche markets targeted by REZconnect(R). Additionally, we believe that REZconnect(R) can fill a void in many on-line hotel reservation systems by assisting in "last room availability" sales. This refers to the situation many hotels find themselves in if inventory has not been updated. Room availability can appear to be zero through booking engines and reservation centers run by the hotel chain when in fact the hotel has rooms available. Rooms appear to have been filled when in fact they have not, and potential customers are automatically turned away. With REZconnect(R) potential customers who are normally turned away by booking engines and telephone call centers can be captured by the hotel. The hotelier can manually check availability before responding to the reservation request, thereby allowing it to make better use of its room inventory, increasing revenues and profits.

         The restaurant industry will be marketed to in two ways. First, we intend to use our existing relationships with Zagat Survey and RestaurantRow.com, to market REZconnect(R) to restaurants that are reviewed at those sites. Additionally, we intend to undertake an intensive telephone and direct mail marketing campaign to introduce the REZconnect(R) service to the restaurant industry. These efforts will be undertaken first in the United States and then internationally.

         After establishing itself in the hotel and restaurant fields, we intend to explore other reservation-based and appointment scheduling businesses and applications of the technology. Product extensions, such as the inclusion of menus to mark items for pick up and delivery, are also being considered. Finally, we note that the Company server is the repository of the reservation information transmitted and ultimately could serve as the basis for an information management application.

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

1. Our current online, interactive sites (which are designed to generate visitors, purchases and create revenue) are the following:

ETRAVNET.COM (SM)

               REZCONNECT.com (SM) (expected to be online on or about April 1, 2002) In the B2C (" business to consumer") component, we directly offer Travel related products to consumers through our own website. We will also expand our offline distribution channels by developing our network of domestic and international agencies as well our store-within-a-store Wal-Mart agencies. Additionally, we have established innovative programs that we will offer directly to both travel agencies and consumers alike, the first of which is an online, real-time, reverse auction application. In this sector, our goals are to provide:

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

3. Conversion Agencies or "Power Partners" -- full-service travel agencies who will join our network or participate in some of our travel products and promotions; and

4. SOHO Agencies-comprised of individuals who operate as satellite agencies from their own homes or work locations.

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

        While we see our future growth coming heavily from the e-commerce side, today the Company is a leading travel agency franchiser offering assistance to qualified entrepreneurs to enter the travel agency business as well as assisting existing agencies to benefit from using a global brand name and the accompanying benefits. In fact, we are entering our 21st year of operation and are one of the largest travel agency chains in the world. It has received international recognition for the quality of our programs, services and relationships with our franchisees. Currently, we have over 300 domestic travel agencies (broken into classes, including start-up and conversions) and over 50 international travel agencies. In recognition of our stature, we were honored as a leading franchiser by Income Opportunity Magazine (2000), Entrepreneur Magazine (2000), Travel Weekly and Tour & Travel News (2001).

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

Competition
-----------

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

         We believe there are currently no direct competitors to the REZconnect(R) Technology. Those reservation systems that do exist, such as Opentables.com in the restaurant field, Worldres in the hotel industry, and Unigolbe.com in the cruise field, require the use of proprietary computer hardware and/or software and the maintenance of inventory. The lack of these requirements is a major distinguishing factor and we believe a selling point for REZconnect(R).

         Those websites one might assume are competitors, such as Travelocity.com, Priceline.com and lowestfare.com, actually are not. Those sites are retailers of travel online, unlike the Company, which is serving a facilitator only. In addition, the REZconnect(R) target markets are generally not serviced by these companies. REZconnect(R) technology could augment these sites, providing their users with access to the niche hotel, cruise and restaurant markets that the Company is targeting which cannot be booked in real time by these suppliers. This application of REZconnect(R) has already been shown through its relationship with Worldspan.

         The Company's franchise travel agency business is subject to intense competition. We anticipate that this will continue for the foreseeable future.

1.      Online Travel Providers
        -----------------------

         The numerous competitors in this category offer travel bookings solely through the use of the Internet. The main online competitors include Expedia, GetThere.com, Lowestfare.com, Travelocity.com and Priceline.com.

         Expedia and GetThere.com offer branded online travel services such as airlines, hotels and car rental for leisure and small business travelers.

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

Legal Proceedings

         In a lawsuit filed in Indiana on June 21, 1999, JCB Enterprises ("JCB"), a franchisee of the Company, sought monetary damages for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, recission of the Franchise Agreement between the Company and JCB, as well as a declaratory judgment on whether a partnership existed between JCB and the Company. JCB filed for bankruptcy protection and JCB's interest in the lawsuit was transferred to JCB's bankruptcy trustee. On August 2, 2001 pursuant to a motion to approve settlement filed by JCB's bankruptcy trustee the matter was settled. In connection there with, the Company was required to pay the Trustee $150,000. This amount has been paid and was charged to operations in 2001.

Bankruptcy

        None of our officers or directors has been involved as a debtor in any proceedings under the U.S. Bankruptcy Code (or comparable foreign law).


                                   MANAGEMENT

Directors, Director-elect and Executive Officers

        Set forth below is certain information concerning the directors and executive officers:

Name                  Age                   Position/Title
----                  ---                   --------------
Michael Y. Brent      59....................President, Chief Executive Officer, Secretary and Director
Derek J. Brent.       30....................Treasurer, Vice President/Sales and Director
Harold L. Kestenbaum  51....................Director


         Mr. Michael Y. Brent, President, Chief Executive Officer, Secretary and a Director, graduated from the University of Miami in June 1965 with a Bachelor of Arts in administration and accounting. From July 1965 through 1974, he was a Director of Convention Sales for his family hotel business. From 1974 - 1981, Mr. Brent owned and operated his own travel company. In 1982, he helped start Travel Network, Ltd. (one of our predecessors) and served as Vice President until June 1989 when he became its Chief Operating Office and a part owner. In 1994, Mr. Brent became our President and Chief Executive Officer. Mr. Brent owns 3,865,038 shares and is our largest shareholder.

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

Contract Managers

         Mr. Ori Klein, Chief Technology Officer, a key independent contractor, has 5 years of experience in the conception, design and development of Internet solutions and 10 years of MIS experience. During the last two (2) years, Mr. Klein worked for a major web development company of which REZconnect(R)was a significant client. Mr. Klein supervised and worked on our website and in the development of our web pages, infrastructure and menu-driven systems.

Director, Officer and Contract Manager Compensation

        All employees are paid a salary commensurate with their responsibility and position. Certain officers and contract managers are paid a bonus (see chart below) based on our results of operations and such employee's contribution thereto. The following table sets forth certain information regarding compensation for the fiscal year ended December 31, 2001, and the two prior years, earned by or paid to our current Chief Executive Officer, other executive officers and directors (collectively the "Directors and Officers") and one independent contractor managers (with information prior to September 17, 1999 relative to our predecessor, Global Travel Network, L.L.C.):


                                Fiscal        Salary/         Bonus/       Stock
Directors and Officers           Year     Consulting Fee   Commission   Options(1)(2)
----------------------           ----     --------------   ----------   -------------
Michael Y. Brent(1) (2) (5)      2001       166,930           -0-
                                 2000       151,000         $58,000
                                 1999       175,000          54,000        200,000
Derek J. Brent (1) (5)           2001        46,286           -0-
                                 2000        46,000           5,000
                                 1999        43,000           3,000        100,000
Harold L. Kestenbaum(3)          2001         5,000           N/A
                                 2000        15,000           N/A
                                 1999        15,000           N/A           21,000

Contract Managers
-----------------
Ori Klein                        2001        48,000           N/A           N/A
                                 2000        96,000           N/A           N/A
                                 1999        90,000           N/A           N/A



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

(4) Under our Employee Stock Option Plan, 500,000 shares of common stock have been reserved for issuance in 2000 and approximately 500,000 options have been granted to date to employees. Under such Plan, each employee is annually granted a minimum of 500 shares to a maximum of 10,000 shares (based upon tenure, position and job performance). Each option is exercisable over a 3 year period. So long as the employee continues in such capacity with us, options vest 1/3 annually on the anniversary of their original grant. In 2001 we modified the stock option plan and lowered the exercising price, for all employees, as follows: senior management from $3.00 to $1.00 per share and all other employees from $8.00 to $2.00 per share. The plan is administered by our Board of Directors acting as a Compensation Committee.

(5) During the fourth quarter of 2001, all employees agreed to receive up to 15%-25% of their salary in shares of the Compnay's common stock in lieu of cash. This has been continued in to 2002.

Agreement with Our Chief Executive Officer

        We have entered into a long term employment agreement with Michael Y. Brent (our President and Chief Executive Officer). See "Risk Factors -- Dependence on Management." Under such agreement (which expires April 9, 2005 and subjects him to confidentiality, non-raid and non-compete provisions), Mr. Brent is paid, directly or indirectly, a combination of (i) a $192,500 salary and/or consulting fee and (ii) options and/or warrants, determined by the Board acting as a Compensation Committee, based on our financial performance. Mr. Brent will continue to be subject to his confidentiality covenant and, for 3 years, his non-compete covenants. Mr. Brent's estate also receives a benefit in the amount of one year's salary, upon his death.

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

Item 3.  Legal Proceedings
-------  -----------------
None.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
None.

                                     PART II

Item 5.  Market for Registrant's Common Stock
-------  ------------------------------------

Common Stock Prices

         Our common stock has traded on the OTC Bulletin Board under the symbol "REZT" since August 29, 2001.

         Prior thereto, it was traded under "ETRV" from September 17, 1999 to December 19, 1999 "ETVT" from December 20, 1999 to August 28, 2001

         Prior thereto, it was trading under the symbol "PLEX". The following table sets forth the high and low closing share prices per share for the periods indicated:

                                                  High           Low
                                                  ----           ---
 Fiscal year ended December 31, 2001
     First quarter                               $0.84          $0.25
     Second quarter                               0.45           0.16
     Third quarter                                0.21           0.14
     Fourth quarter                               0.24           0.14

                                                  High           Low
                                                  ----           ---
 Fiscal year ended December 31, 2000
     First quarter                              $10.75          $6.00
     Second quarter                               9.90           6.00
     Third quarter                                9.00           7.00
     Fourth quarter                               8.75           2.50

         At December 31, 2001, the closing price per share for our common stock, as reported by NASDAQ, was $0.14.

Dividend Policy

        We have not declared nor paid a cash dividend on our common stock since we became publicly owned. It is the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

        As of March 30, 2002, we had 410 common and 23 preferred shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Recent Sales of Unregistered Securities

        We have sold unregistered shares of our common stock in the following transactions:3

         On or about September 23, 2000, the Company issued 143,497 Units aggregating $1,004,479 pursuant to a Private Placement Memorandum dated June 11, 2000. Those shares of common stock were issued to acquire that part of Travel Network On-Line LLC not already owned by the Company. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REZconnect(R)Technologies, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies as well as Internet-based travel-related services and technology developing unique reservation systems for the travel and entertainment industry. We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation Central" as well as web sites "Etravnet.com," and "Rezconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

          Almost all of our revenue to date has come from the franchise system and travel services. We expect that REZconnect(R) Technologies will play an important part in our 2002 revenue projections as we release the various applications within the travel and entertainment industries. During the last 2 years a larger portion of our expenses were related to our technology and has been completed and should see results as we enter the 2nd and 3rd quarters of 2002.

OVERVIEW

        Our revenues are predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers, and the retail value of travel agency related sales. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required of the Company have been performed and collectibility of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned.

        With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating vendors. Because the Company is the merchant record in these transactions, revenue for these services includes the total amount billed to the customer.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues:

                                       Year Ended       Year Ended
                                      December 31,     December 31,
                                         2000             2001

Revenues

   Franchise  fees                        4.2 %           4.2 %
   Franchise service fees and other      23.7 %          28.8 %
   Travel products and services          71.4 %          65.0 %
   Advertising and other                   .7             2.0 %
                                        -------         -------

TOTAL REVENUES                            100 %           100 %
                                        -------         -------

Operating Expenses
   Cost of travel products and sales     62.6 %          64.8 %
   Marketing and selling                 17.7 %           9.7 %
   General and administrative            42.4 %          61.0 %
                                        -------         -------

TOTAL OPERATING EXPENSES                122.7 %          135.5%
                                        -------         -------

  Income (loss) before other
   income and income taxes              (22.7 %)        (35.5%)
   Other income - primarily interest       .8             1.2 %
                                        -------         -------
   Income (loss) before income taxes    (21.9 %)        (34.3%)
   Income taxes                            -                -
                                        -------         -------
 Net income (loss)                      (21.9 %)        (34.3%)
                                        =======         =======


REVENUES

        Franchise Fees. Franchise fees declined in 2001 as compared to 2000 by approximately $36,000 as a result of declining market conditions and management's decision in 2000 to focus a substantial portion of its resources on the on development and growth of the Company's Internet presence. In 2001 and 2000, the Company reduced its advertising and promotion of franchising activities in its domestic and international markets because of time and cost considerations and devoted increased attention to its development of Internet based travel services. The Company's Internet business has completed its beta testing, and it is expected to release its REZconnect product in April 2002. Management believes that it will have the time and effort to resume an aggressive promotion for its domestic and international franchising since it no longer will be preoccupied with the development of its web based business.

        Franchise service fees and other service fees in 2001 were relatively flat as compared to 2000. This was attributable to less franchisees in the system partially offset by higher average franchise fees. Our franchise agreements require franchisees to pay monthly franchise fees, which have annual scheduled increases. Individual franchise arrangements can provide the Company with annual fees ranging from $3,000 to $9,000.00 per year. In addition, each franchise agreement has a provision for an increase in our service fee based on year-over-year change in the consumer price index.

        Travel Products and Services. Travel products and services decreased by approximately $809,000 from 2000 to 2001, a decrease of approximately 24%. The decrease is attributable to a decrease in the number of franchisees utilizing the Company as their credit card merchant of record, less travel in general in 2001, especially post September 11, 2001 and a decrease in override commissions received.


OPERATING EXPENSES

        Cost of travel products and services. Cost of travel products and services decreased by approximately $401,000 or 13% in 2001 as compared to 2000. These costs decreased as a result of lower commissions and fees paid to franchisees in connection with lower travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was approximately 99% for 2001 and 88% for 2000.

        Marketing and Selling. Marketing and selling expenses decreased by approximately $452,000 from 2001 to 2001. The decrease represents a change of approximately 53%. The significant changes were decreases in payroll costs, commissions and start up fees paid on the accounts receivable of the franchisees.

        General and Administrative. General and administrative expenses increased by approximately $402,000 or 19% from 2000 to 2001. As a percentage of total revenues, general and administrative expenses were 60.6% in 2001 as compared to 42.4% in 2000. The increase in general and administrative expense in 2001 is attributable to increases in consulting expenses related to the Company's Internet activities, an increase in bad debts partially attributable to weaker market conditions, the settlement of litigation in the amount of $150,000 and the write down of our advertising credits in the amount of $500,000 (See Note 2 to our financial statements.

Variability of Results

        The Company's travel products and services gross bookings have decreased from 2000 to 2001 due to a decrease in the number of franchisees and decreases in products and services sold. Revenues from travel products and services decreased in conjunction with the decrease in gross bookings. Cost of travel revenues have similarly decreased from 2000 to 2001.

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


LIQUIDITY AND CAPITAL RESOURCES

        In September 2000, we raised approximately $896,000 net of costs to raise the capital in a sale of 143,497 shares of our Series A convertible preferred stock. Previously, in March 1999, our wholly owned subsidiary, Global Travel Network, L.L.C., raised $210,000 (net of $40,000 in syndication costs) in a private sale of membership interests. Cash used in operating activities in 2001 was approximately $487,000 as compared to a use of $655,000 in 2000.

        Cash used by financing activities was approximately $35,000 in 2001 and provided by financing activities was approximately $896,000 in 2000. Cash provided by financing activities in 2000 consisted of proceeds from the sale of 143,497 shares of our series A convertible preferred stock. As of December 31, 2001, we had approximately $41,300 in cash and approximately $501,000 in short-term investments. As discussed in Note 9 to the 2001 financial statements, on January 11, 2002 we borrowed $324,500 from the Small Business Administration of the United States of America. The loan is repayable monthly commencing January 2003 at the rate of $2,607 per month, which includes interest at 4% per annum. Our CEO has guaranteed the loan.

       The Company believes that cash and short term investments on hand and its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.


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

Item 7. Financial Statements.
        --------------------

         The consolidated financial statements submitted as a separate section of this report beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------
   None

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

     The directors and executive officers of the Company are as follows:

Name                  Age       Position(s) with the Company
----                  ---       ----------------------------

Michael Brent . . .   59        President and Chief Executive Officer and   Director
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

        Derek Brent has been a director of the Company since September 1999. He joined the Company in May 1993 as sales consultant. In 1996, he became Director of Sales. Mr. Brent, the son of Michael Y. Brent, graduated from the University of Maryland in June 1993 with a Bachelor of Business Administration and Accounting, majoring in accounting. He has passed all necessary CPA examinations and is applying for certification as a CPA by Certified Public Accountants Board of New Jersey. Mr. Brent has been a director of the Company since 1999. In addition he currently serves as our principal accounting officer.

        Harold Kestenbaum has been an independent director the Company since September 1999. Mr. Kestenbaum has been engaged primarily in the private practice of law, specializing in franchise law from his Garden City, New York offices.

Item 10.  Executive Compensation
          ----------------------

     The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered for the fiscal years ended December 31, 2001, 2000 and 1999.

                                     Summary Compensation Table

                                            Annual Compensation            Long-Term Compensation
                                     ---------------------------------  ----------------------------

                                                          Other Annual   Restricted   Securities
     Name and               Fiscal                        Compensation  Stock Awards  underlying       All Other
Principal Position           Year     Salary      Bonus        (1)         ($)      Options/SARS(#)  Compensation
------------------          ------    ------      -----   ------------ ------------ --------------   -------------
Michael Y. Brent                        2001    $166,930*
Chairman, President and      2000    $151,000    $58,000   $    -           -              -             -
Chief Executive Officer      1999    $175,000    $54,000   $  45,000        -           200,000          -


(1)  Includes automobile, medical and miscellaneous travel expenses.

Employment Contracts

        In March 2000, we entered into an employment agreement with Michael Y. Brent, for a term expiring in 2005, providing for an annual base salary of $192,500 a year with annual 10% increases thereafter, and bonus incentive of 10% of all front end franchise fees earned by the Company.

Option/SAR Grants in Last Fiscal Year

        The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended December 31,2001.


                                         Individual Grants
                   ---------------------------------------------------------
                       Number of       % of Total
                      Securities     Options Granted  Exercise
                      Underlying       Employees in     Price     Expiration
Name               Options Granted (1)  Fiscal Year   per Share      Date
----               ------------------ --------------  ---------   ----------

Michael Y. Brent        200,000            40%          $1.00         2006
Stephanie Abrams        100,000            20%          $1.00         2006
Derek J. Brent          100,000            20%          $1.00         2006

(1)  These options are exercisable for seven years.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

         The following information concerns the exercise of each stock option and/or free standing SAR during the last fiscal year by each of the named executive officers and the aggregate fiscal year-end value of unexercised options and SARs.


                                          Number of
                                     Securities Underlying       Value of Unexercised
                                     Un-exercised Options at      In-The-Money Options
                                         Fiscal Year End          at Fiscal Year End
Name               Exercise Realized Exercisable/Un-exercisable Exercisable/Un-exercisable
----               -------- -------- ------------------------- -------------------------

Michael Brent         -        -            - / 200,000             $ - / -
Stephanie Abrams      -        -            - / 100,000             $ - / -
Derek J. Brent        -        -            - / 100,000             $ - / -

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth as of March 27, 2000 information with regard to ownership of our common stock by (1) each beneficial owner of 5% or more of our common stock, based on filings with the Commission; (2) each executive officer named in our "Summary Compensation Table"; (3) each of our directors; and (4) all of our executive officers and directors as a group:


                            Common Stock                   Percent
Name and Address (1)      Beneficially Owned              of Class
--------------------      ------------------              --------

Michael Y. Brent              3,865,038                     61.09%
Derek Brent                     146,074                      2.30%
Harold Kestenbaum                  -                          -
Directors and Officers
 as a group (3 persons)       4,011,112                     63.39%

-------
(1) The address of each of the individuals and entities in this table is 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.


Item 12.    Certain Relationships and Related Transactions
            ----------------------------------------------

        The Company pays commissions to another company owned by Michael Brent. Such payments totaled approximately $58,300 and $62,700 for the years ended December 31, 2001 and 2000 respectively.


                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

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
  No.                         Exhibits
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


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REZconnect(R) Technologies, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of April, 2002.

                                  REZconnect(R)Technologies, Inc.

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent
                                  Chairman of the Board,
                                  President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of ETRAVNET.COM, INC. in the capacities indicated on the 1st day of April, 2002.


/s/ Michael Y. Brent        Chairman of the Board               April 1, 2002
Michael Y. Brent            President and
                            Chief Executive Officer

/s/ Derek Brent             Director                            April 1, 2002
Derek Brent

/s/ Harold Kestenbaum       Director                            April 1, 2002
Harold Kestenbaum

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                                AUDITORS' REPORT

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                    CONTENTS




                                                                        Page

AUDITORS' REPORT                                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet                                                        F-2
     Statements of Operations                                             F-3
     Statements of Shareholders' Equity                                   F-4
     Statements of Cash Flows                                             F-5
     Notes to Financial Statements                                    F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Rezconnect Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Rezconnect Technologies, Inc. (formerly Etravnet.com, Inc.) and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rezconnect Technologies, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                                          /S/ ISRAELOFF TRATTNER & CO., P.C.
                                              Certified Public Accountants


Valley Stream, New York
March 20, 2002





                                                     REZCONNECT TECHNOLOGIES, INC.
                                                     (FORMERLY ETRAVNET.COM, INC.)
                                                             AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                           DECEMBER 31, 2001

                                                                 ASSETS
CURRENT ASSETS
     Cash (Note 1)                                                                    $        41,321
     Short-term investments (Note 1)                                                          500,735
     Accounts receivable, less allowance for doubtful
         accounts of $103,000                                                                 282,423
     Current portion of notes receivable (Note 1)                                              24,611
                                                                                        -------------
              Total Current Assets                                                                        $       849,090

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation of $89,362 (Note 1)                                                                              20,585

OTHER ASSETS
     Advertising receivable (Note 2)                                                        1,496,000
     Goodwill (Note 1)                                                                        153,400
     Notes receivable, less current portion (Note 1)                                          890,698
     Capitalized software costs (Notes 1 and 3)                                             1,165,651
     Security deposits and other                                                               93,703
                                                                                        -------------
              Total Other Assets                                                                                3,799,452
                                                                                                            -------------
              TOTAL ASSETS                                                                                $     4,669,127
                                                                                                            =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                            $       409,862
     Deferred revenue (Note 1)                                                                 24,611
                                                                                        -------------
              Total Current Liabilities                                                                   $       434,473

OTHER LIABILITIES
     Deferred revenue (Note 1)                                                                890,698
     Security deposits                                                                        156,425
                                                                                        -------------
              Total Other Liabilities                                                                           1,047,123
                                                                                                            -------------
              Total Liabilities                                                                                 1,481,596

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY (Notes 1, 3 and 5)
     Preferred stock, par value $.001; authorized
         5,000,000 shares; 143,497 shares issued and outstanding;
         liquidation preference of $7 per share                                                   143
     Common stock, par value $.001; authorized
         20,000,000 shares; issued and outstanding 6,321,769 shares                             6,321
     Additional paid-in capital                                                             6,035,508
     Accumulated deficit                                                                   (2,854,441)
                                                                                        -------------
              Total Shareholders' Equity                                                                        3,187,531
                                                                                                            -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $     4,669,127
                                                                                                            =============


                                        See accompanying notes to financial statements.

                                                             F-2



                                                     REZCONNECT TECHNOLOGIES, INC.
                                                     (FORMERLY ETRAVNET.COM, INC.)
                                                            AND SUBSIDIARY

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                           2001               2000
                                                                                    -----------------   -----------------
Revenues (Note 1)
     Franchise fees                                                                   $       166,134     $       202,410
     Franchise service fees and other                                                       1,140,156           1,123,679
     Travel products and services                                                           2,572,789           3,382,527
     Advertising and other                                                                     81,530              31,624
                                                                                        -------------       -------------
         Total Revenues                                                                     3,960,609           4,740,240
                                                                                        -------------       -------------
Operating Expenses
     Cost of travel products and services                                                   2,567,492           2,968,131
     Marketing and selling                                                                    385,778             837,583
     General and administrative, including $97,292 and $102,000 in 2001 and 2000 in the form of common stock issued
         and stock options granted to employees and others
         (Notes 2 and 4)                                                                    2,414,568           2,012,593
                                                                                        -------------       -------------
         Total operating expenses                                                           5,367,838           5,818,307
                                                                                        -------------       -------------
         Loss before other income and income taxes                                         (1,407,229)         (1,078,067)

Other Income -primarily interest                                                               46,932              38,525
                                                                                        -------------       -------------
         Loss before income taxes                                                          (1,360,297)         (1,039,542)

Income taxes (Note 6)                                                                              -                   -
                                                                                        -------------       -------------
         Net loss                                                                          (1,360,297)         (1,039,542)

Preferred stock dividends (Note 5)                                                            (69,775)                 -
                                                                                        --------------      -------------
         Net loss applicable to common stockholders                                        (1,430,072)         (1,039,542)

Other comprehensive income (Note 1)                                                                -               33,260
                                                                                        -------------       -------------
         Comprehensive loss                                                           $    (1,430,072)    $    (1,006,282)
                                                                                        =============       =============
     Earnings (Loss) Per Share:
         Weighted average common shares outstanding                                         5,774.809           5,507,768
                                                                                        =============       =============
     Basic and diluted loss per share                                                 $         (.25)     $         (.19)
                                                                                        =============       =============


                                See accompanying notes to financial statements.

                                                         F-3

                      PRELIMINARY DRAFT - SUBJECT TO CHANGE

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHODLES' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                            Accumulated
                                                                                  Additional                   Other
                                         Preferred   Stock       Common Stock      Paid-In    Accumulated  Comprehensive
                                           Shares    Amount    Shares    Amount    Capital       Deficit       Loss         Total
                                           ------    ------    ------    ------  -----------  ------------- -----------  ----------

Balance - January 1, 2000                    -       $ -    5,317,753   $ 5,318  $ 2,897,459   $ (454,602)  $ (33,260)  $ 2,414,915

Issuance of shares in a private placement,
     net of related costs of $108,301      143,497    143        -         -         896,035        -            -          896,178

Issuance of common shares in connection
     with acquisition of advertising
     credits and software license             -        -      214,431       214    2,077,786        -            -        2,078,000

Stock based compensation                      -        -         -         -         102,000        -            -          102,000

Exercise of warrants                          -        -       88,195        88          794        -            -              882

Other comprehensive income:
     Increase in market                       -        -         -         -           -            -          33,260        33,260
    Value of investments
Net loss                                      -        -         -         -           -       (1,039,542)       -       (1,039,542)
                                           ------    ------    ------    ------  -----------  ------------- -----------  ----------

Balance, December 31, 2000                 143,497    143    5,620,379     5,620   5,974,074   (1,494,144)       -        4,485,693

Preferred dividends                           -        -         -         -         (69,775)       -            -          (69,775)

Common shares issued for services
   and preferred dividends                    -        -      701,390       701      131,209        -            -          131,910

Net loss                                      -        -         -         -           -       (1,360,297)       -       (1,360,297)
                                           -------   ------  ----------  -------  -----------  ------------  ---------   ----------
Balance, December 31, 2001                 143,497   $ 143   6,321,769   $ 6,321 $ 6,035,508  $(2,854,441)     $ -      $ 3,187,531
                                           =======   ======  ==========  =======  ===========  ============  =========   ==========

                                        See Accompanying notes to financial statements.

                                                                F-4


                                                     REZCONNECT TECHNOLOGIES, INC.
                                                     (FORMERLY ETRAVNET.COM, INC.)
                                                             AND SUBSIDIARY

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                           2001               2000
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       S     (1,360,297)   $     (1,039,542)
                                                                                        ------------        ------------
     Adjustments to reconcile net loss to net cash provided
         (used) by operating activities:
              Depreciation and amortization                                                   109,000             109,948
              Common stock issued and stock options granted
                  to employees and consultants                                                 97,292             102,000
              Changes in assets and liabilities:
                  Accounts receivable                                                          91,665              44,373
                  Notes receivable                                                             24,535            (161,807)
                  Prepaid expenses and other current assets                                     1,857              50,000
                  Advertising receivable - writedown                                          500,000                  -
                  Security deposits                                                           (17,488)              8,592
                  Accounts payable and accrued expenses                                        92,996              45,880
                  Deferred revenue                                                            (24,535)            161,807
                  Other liabilities                                                                -               22,699
                                                                                        -------------       -------------
                  Total adjustments                                                           875,322             383,492
                                                                                        -------------       -------------
                  Net cash used by operating activities                                      (484,975)           (656,050)
                                                                                        -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for software license fee and costs of development                                     -             (241,851)
     Redemption of (payments for) short-term investments                                      530,483              11,998
                                                                                        -------------       -------------
                  Net cash provided (used) by investing activities                            530,483            (229,853)
                                                                                        -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of convertible preferred stock                                         -              896,178
     Exercise of warrants                                                                          -                  882
     Preferred dividends                                                                      (35,157)                 -
                                                                                        -------------       -------------
                  Net cash provided (used) by financing activities                            (35,157)            897,060
                                                                                        -------------       -------------
NET INCREASE IN CASH                                                                           10,351              11,157

CASH - beginning                                                                               30,970              19,813
                                                                                             --------            --------
CASH - end        $                                                                            41,321      $       30,970
                                                                                             ========            ========

                   NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of 207,289 common shares for
     advertising credits                                                              $            -      $     2,021,000
                                                                                        =============       =============
Issuance of 7,142 common shares for software                                          $            -      $        57,000
                                                                                        =============       =============
Preferred dividends paid by issuance of common stock                                  $        34,618     $            -
                                                                                       ==============     ===============


                                  See accompanying notes to financial statements.

                                                         F-5

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       As of December 31, 2001, the Company has approximately 215 franchises operating in 35 U.S. states. Additionally, there are franchises in 11 countries.

       Beginning in 1999, the Company began developing Internet-based marketing and technology services.

       In 2001, the Company changed its name to Rezconnect Technologies, Inc. from Etravnet.com, Inc.

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Rezconnect Technologies, Inc. and its wholly owned subsidiary (together, the "Company"). All significant intercompany accounts and transactions have been eliminated.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to the recoverability of the advertising receivable and capitalized software costs.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       REVENUE RECOGNITION

       Franchise Fees

       Payment of an initial franchise fee, which is due upon execution of a franchise agreement, can be in the form of cash, notes or a combination thereof. Revenue is deferred until all material services and conditions required of the Company, prior to the opening of the franchised business, have been performed and substantial doubts of collectibility have been eliminated, usually upon receipt of payment.

       Travel Products and Services

       Commissions earned from the sales of travel products and services are recognized when earned. Revenues earned from all other sales of travel and related products, where the Company is the credit card merchant of record, are recorded when earned at their aggregate retail value. Cancellations have historically not been material.

       Other

       Advertising, franchise service fees and other revenues are recognized as they become payable. Other revenue consists primarily of travel related income from the operation of a retail travel service, and certain earned commissions.

       Concentration of Credit Risk

       The Company is subject to credit risk through its cash, trade receivables and short-term investments. Credit risk with respect to cash is minimized as the Company maintains deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund to minimize credit risk.

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

       SHORT-TERM INVESTMENTS

       Short-term investments consist of mutual bond funds which are classified as "available-for-sale" securities and, accordingly, are carried at fair value. Realized gains and losses are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. At both December 31, 2001 and 2000, cost approximated market value.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       ADVERTISING

       The Company expenses advertising costs as incurred. Advertising expense was approximately $31,700 and $87,900 for 2001 and 2000, respectively.

       GOODWILL

       The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over five years.

       Commencing January 1, 2002, pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", amortization of goodwill will cease and instead be tested for impairment, at least annually.

       PROPERTY, EQUIPMENT AND DEPRECIATION

       Property and equipment is stated at cost, and consists of fixtures and store equipment. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, five to seven years.

       PROFIT SHARING PLAN

       The Company sponsors a defined contribution plan. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors. Employees may make voluntary contributions, subject to statutory limitations. The Company elected not to make a contribution for 2001 or 2000.

       COMPREHENSIVE INCOME

       The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes rules for reporting and display of comprehensive income and its components. At December 31, 2001, there are no items of other comprehensive income.

       STOCK-BASED COMPENSATION

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires that companies with stock-based compensation plans recognize compensation expense based on the "fair value" accounting method, or to apply the "intrinsic value" method provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and disclose pro forma net income assuming the fair value method had been applied.

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

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assume that outstanding common shares are increased by common shares issuable upon exercise of stock options and the conversion of preferred stock where their exercise or conversion would be dilutive. Potentially dilutive securities are as disclosed in Note 4. In both 2001 and 2000, the effects of assumed exercise of options and warrants and/or the conversion of preferred shares would be anti-dilutive.

       CAPITALIZED SOFTWARE COSTS

       Pursuant to SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes certain costs incurred during an internal use software development project, including costs related to applications, infrastructure and graphics development for the Company's web site. Capitalizable costs consist of the cost of the software license agreement (Note 3), and certain external direct costs of materials and licensor provided services incurred in developing the software for its specific applications.

       Amortization of the capitalized software costs will begin when the software is ready for use and will be amortized over the shorter of its estimated useful life or the remaining term of the license.

2.     ADVERTISING RECEIVABLE

       In January 2000, the Company entered into an agreement with a company that specializes in arranging and brokering the placement of cable advertising. Under the terms of the agreement, the Company issued 207,289 shares of its common stock in return for the promise by the other party to provide approximately $2,021,000 of cable advertising credits to the Company. Through December 31, 2000, the Company utilized approximately $25,000 of such credits No credits were utilized during 2001. Advertising expense is charged when the advertising credits are utilized.

       The other party has indicated that it believes that certain terms and conditions of the agreement have not been met by the Company and has indicated a willingness to provide approximately $1,000,000 of credits. Management believes that the other party's claims are without merit, and intends to vigorously pursue its rights under the agreement. However, in view of the above, management has written down the receivable to its estimated net realizable value of $1,496,000 by a charge of $500,000 to general and administrative expenses in 2001.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

3.     SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS

       In 1999, the Company entered into a four-year agreement to license software designed for and expected to be utilized by the Company in its e-commerce activities. In connection therewith, the Company paid the licensor an aggregate of $50,000 in 1999 and 2000 ("initial installment"), and granted the licensor warrants to acquire an aggregate of 217,000 shares of the Company's common stock. The warrants, which are exercisable at between $4 and $5 per share for four years (100,000 shares) and five years (117,000 shares), respectively, were valued at an average of $4.40 per share. Commencing in the year that the software is deemed "available", as that term is used in the agreement, the Company is required to pay a license fee of $75,000. Subsequently, If the Company elects to do so, it may renew its license for at least 2 additional years by the payment of $50,000 per year of renewal.

       In addition to the payments noted above, the Company must pay the licensor royalties aggregating 3.75% of any revenues received by the Company as a result of any transaction processed using the software, and support fees. Support fees represent the licensor's direct costs of "development support" and "maintenance support", as those terms are defined in the agreement.

       During 2000, the Company acquired additional software by the issuance of 7,142 common shares. The transaction was valued at the fair value of the shares when issued.

4.     COMMITMENTS AND CONTINGENCIES

       Leases

       The Company is obligated under two office leases expiring April 30, 2002, for minimum annual rentals, currently at $47,470, plus increases based upon real estate taxes and operating costs.

       In addition, the Company has entered into various lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for 24 locations pursuant to a master lease arrangement. The Company has also entered into sub-lease agreements with franchisees at many of these Wal-Mart locations. The Company has an option to renew the leases for a two-year period and, additionally, three one-year periods.

       The following is a summary of net rental expense, included in general and administrative expenses, under all operating leases:

                                                                                           2001               2000
                                                                                    -----------------   -----------------

              Minimum rentals                                                         $       581,937     $       816,000
              Less:  Sublease rentals                                                         561,895             751,000
                                                                                        -------------       -------------

                                                                                      $        20,042     $        65,000
                                                                                        =============       =============

       Minimum future rental payments under noncancelable operating leases (including the Wal-Mart location leases) having initial terms in excess of one year are as follows:


              2002                                                                    $       224,000
              2003                                                                             26,800
                                                                                        -------------

                   Total                                                              $       250,800
                                                                                        =============

       The minimum future rentals have not been reduced by approximately $290,000 of sublease rentals to be received in the future under noncancelable subleases.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


4.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Legal Proceedings

       In a lawsuit filed in Indiana on June 21, 1999, JCB Enterprises ("JCB"), a former franchisee, sought monetary damages for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement with the Company, as well as a declaratory judgment as to whether a partnership existed between JCB and the Company. Subsequently, JCB filed for bankruptcy protection and JCB's interest in the lawsuit was transferred to JCB's bankruptcy trustee ("Trustee"). On August 2, 2001, pursuant to a Motion to Approve Settlement filed by the Trustee, the matter was settled. In connection therewith, the Company was required to pay the Trustee $150,000 in settlement of all amounts due. This amount has been charged to operations in 2001. Additionally, the Company is involved in other legal proceedings incurred in the normal course of business. At December 31, 2001, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

       Merger Related Items

       In connection with the merger with Playorena, Inc., in September 1999, certain Playorena shareholders agreed to indemnify the Company with respect to any amount paid or payable by the Company on account of certain Playorena obligations amounting to approximately $332,000. The indemnification relates to any claims made by a potential creditor within three years from the date of the merger. For this reason, the Company has not included these obligations of Playorena in its financial statements.

       Former members of a limited liability company that was a predecessor to the Company are entitled to preferential distributions of $258,000.

       Employment Agreement

       During 2000, the Company entered into a five-year employment agreement with its Chief Executive Officer ("CEO"). Pursuant to the agreement, the CEO is paid an annual base salary of $192,500 per year with annual 10% increases, and a bonus incentive equal to 10% of all initial franchise fees earned by the Company. Additionally, the agreement provides the CEO certain rights in the event of a change in control of the Company.

5.     STOCKHOLDERS' EQUITY

       Preferred Stock

       During the third quarter of fiscal 2000, the Company issued 143,497 shares of its series A 7% cumulative convertible preferred stock at $7.00 per share. These shares, with a par value of $.001, are convertible into two shares of common stock, subject to adjustment. Also attached to each share of the preferred stock is a warrant to purchase one share of common stock at $10.00. The warrants are exercisable for a period of up to three years. Total proceeds, net of issuance costs, were $896,178. The preferred shares have a liquidation preference of $7 per share. Dividends paid on the preferred stock in 2001 were $69,775. Of this, $34,618 was paid by the issuance of 247,268 shares of common stock and $35,157 was paid in cash. At December 31, 2001, dividends in arrears amounted to approximately $13,000. These dividends were paid in 2002 via the issuance of additional shares of common stock.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

5.       STOCKHOLDERS' EQUITY (CONTINUED)

       Common Stock Issued

       During the year ended December 31, 2001, the Company issued 701,390 shares of common stock which were recorded at their fair value at the time of issuance, as follows:

                                                                                       No. of Shares       Amount

                    Employee compensation                                                 202,266    $       28,960
                    Advertising expense                                                    36,726            17,582
                    Consulting expense                                                    215,000            50,750
                    Preferred dividends                                                   247,398            34,618
                                                                                         --------    --------------
                                                                                          701,390    $      131,910
                                                                                         ========    ==============

       Common Shares Reserved for Issuance

       Common shares are reserved for issuance as follows:

              Warrants

              Exercisable at $4.00 per share through March 2003                            88,195
              Exercisable at $5.00 per share through December 2004                        217,000
              Exercisable at $10.00 per share through November 2003                       143,497

              Options

              Exercisable at various amounts through 2006 (weighted
              average of $1.08 per share)                                                 435,000
                                                                                          -------
                    Total                                                                 883,692
                                                                                          =======

       Stock Options

       On November 26, 2001, the Company's Board of Directors approved a proposal to cancel the stock options previously offered to employees, officers and directors in September 1999 and granted new stock options to existing employees, officers and director.


       A summary of stock option activity and weighted average exercise prices for each of the years ended December 31, 2001 and 2000 follows:

                                                                                                            Weighted
                                                                                                             Average
                                                                                       Options           Exercise Price
                                                                                  -----------------     -----------------
       Outstanding, January 1, 2000                                                         503,000           $      4.02
       Granted                                                                                   -                     -
       Exercised                                                                                 -                     -
       Forfeited/Cancelled                                                                  (10,000)                   -
                                                                                      -------------
       Outstanding, December 31, 2000                                                       493,000           $      4.02

       Granted                                                                              435,000           $      1.08
       Exercised                                                                                 -            $        -
       Forfeited/Cancelled                                                                 (493,000)          $      4.02
                                                                                      -------------
       Outstanding, December 31, 2001                                                       435,000           $      1.08
                                                                                      =============
       Exercisable at December 31, 2001                                                     315,000           $      1.05
                                                                                      =============

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

5.     STOCKHOLDERS' EQUITY (CONTINUED)

       Stock Options (Continued)

       A summary of stock options outstanding and exercisable as of December 31, 2001 follows:


                                                   Options Outstanding                    Options Exercisable
                                         -------------------------------------   -------------------------------------
                                               Weighted            Weighted                             Weighted
          Exercise         Number               Average             Average          Number              Average
           Prices        Outstanding        Remaining Life         Exercise        Exercisable       Exercise Price
       -------------  -----------------  --------------------  ---------------   ---------------  --------------------
             $1.00           400,000           5 Years               $1.00            300,000             $1.00
             $2.00            35,000           5 Years               $2.00             15,000             $2.00

       The fair value of the options granted for the years ended December 31, 2001 and 2000 were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                                                               2001                2000
                                                                                             --------           ---------
       Risk free interest rate                                                                  6.00%               5.25%
       Expected volatility                                                                    150.00%             143.00%
       Expected remaining lives                                                                 2                    2
       Expected dividend yield                                                                 -0-                  -0-

       Had compensation cost for employee stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows for the years ended December 31, 2001 and 2000:
                                                                                           2001               2000
                                                                                    -----------------   -----------------
              Net loss as reported                                                    $    (1,430,072)    $    (1,039,542)
              Pro forma net loss                                                      $    (1,436,522)    $    (1,792,632)
              Loss per share as reported                                              $         (.25)     $         (.19)
              Pro forma loss per share                                                $         (.25)     $         (.31)

6.     INCOME TAXES

       The components of deferred tax assets and liabilities is as follows at December 31, 2001:

              Net operating loss carryforward                                         $     1,044,000
              Allowance for doubtful accounts                                                  35,000
              Less:   Valuation allowance                                                  (1,079,000)
                                                                                        -------------
              Net deferred asset                                                      $            -
                                                                                        =============

       As a result of the Company's operating losses in 2001 and 2000, no current income taxes are provided. For the years ended December 31, 2001 and 2000, the valuation allowance increased by approximately $475,000 and $416,000, respectively, to fully reserve the potential tax benefit resulting from net operating losses. As of December 31, 2001, the Company has net operating loss carryforwards of approximately $2,800,000 that expire from 2019 through 2021.

7.     RELATED PARTY TRANSACTIONS

       The Company pays commissions on the sale of franchises to a company owned by the chief executive officer who is a significant shareholder. Such payments totalled approximately $58,300 and $62,400 for the years ended December 31, 2001 and 2000, respectively.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


7.     SEGMENT INFORMATION

       The Company operates in two business segments; providing and selling management services within the travel industry, including franchising activities and developing and commercializing Internet-based technology programs.

       Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate items not specifically allocated to the segments.

                                                   Franchise
                                                   and Travel
                                                    Related            Internet
                                                  Management          Technology
                        2001                       Services            Programs              Other               Total
       -------------------------------------   -----------------  ------------------  ------------------  -----------------

       Revenues                                  $     3,960,609     $            -     $             -     $     3,960,609
       Segment loss                              $    (1,234,897)    $      (125,400)   $             -     $    (1,360,297)
       Total assets                              $     3,002,741     $     1,165,651    $        500,735    $     4,669,127
       Capital expenditures                      $            -      $            -     $             -     $            -
       Depreciation and amortization             $       109,000     $            -     $             -     $       109,000
       Interest income                           $            -      $            -     $         46,932    $        46,932

                                                   Franchise
                                                  and Travel
                                                    Related            Internet
                                                  Management          Technology
                        2000                       Services            Programs              Other               Total
       -------------------------------------   -----------------  ------------------  ------------------  -----------------

       Revenues                                  $     4,740,240     $            -     $             -     $     4,740,240
       Segment loss                              $      (931,921)    $      (107,621)   $             -     $    (1,039,542)
       Total assets                              $     3,652,809     $     1,217,651    $      1,034,000    $     5,904,460
       Capital expenditures                      $            -      $       241,851    $             -     $       241,851
       Depreciation and amortization             $       109,948     $            -     $             -     $       109,948
       Interest income                           $            -      $            -     $         38,525    $        38,525

9.     SUBSEQUENT EVENT

       On January 11, 2002, as a result of the events of September 11, the Company borrowed $324,500 from the United States Small Business Administration under its disaster relief program. The loan is repayable in monthly installments of $2,607 including interest at 4% per annum through January 2017. Payments commence January 2003. The loan is guaranteed by the Company's chief executive officer.