Form 10QSB
period 2002-03-31
REZCONNECT TECHNOLOGIES INC
filed 2002-05-13
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 For the transition period from _______________ to ______________

                         Commission File Number: 0-18412

                          REZCONNECT TECHNOLOGIES, INC.
                         (formerly ETRAVNET.COM, INC.)
       (Exact name of registrant as specified in its charter, as amended)

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

                  Number of Shares Outstanding of Common Stock,
              $.001 Par Value,Shares as of March 31, 2002 6,321,769


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days. Yes[X]No[ ].

                                     PART I

Item 1.  Financial Statements
         --------------------




                                        REZCONNECT TECHNOLOGIES, INC. AND SUBSIDIARY

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           ASSETS


                                                                                      March 31,         December 31,

                                                                                        2002                  2001
                                                                                  -----------------     -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $        81,014       $        41,321
     Short-term investments                                                                 817,690               500,735
     Accounts receivable, less allowance for doubtful
         accounts of $103,000                                                               332,165               282,423
     Current portion of notes receivable                                                     20,621                24,611
                                                                                      -------------         -------------
              Total Current Assets                                                        1,251,490               849,090
                                                                                      -------------         -------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                                            13,085                20,585
                                                                                      -------------         -------------
OTHER ASSETS
     Advertising receivable                                                               1,496,000             1,496,000
     Goodwill, less accumulated amortization                                                153,400               153,400
     Capitalized software costs                                                           1,192,549             1,165,651
     Notes receivable, less current portion                                                 890,192               890,698
     Security deposits and other                                                             93,703                93,703
                                                                                      -------------         -------------
              Total Other Assets                                                          3,825,844             3,799,452
                                                                                      -------------         -------------
              TOTAL ASSETS                                                          $     5,090,419       $     4,669,127
                                                                                      =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $       436,691       $       409,862
     Deferred revenue                                                                        45,000                24,611
                                                                                      -------------         -------------
              Total Current Liabilities                                                     481,691               434,473
                                                                                      -------------         -------------

OTHER LIABILITIES
     Note payable                                                                           324,500               -
     Deferred revenue                                                                       890,192               890,698
     Security deposits                                                                      139,358               156,425
                                                                                      -------------         -------------
              Total Other Liabilities                                                     1,354,050             1,047,123
                                                                                      -------------         -------------
              Total Liabilities                                                           1,835,741             1,481,596
                                                                                      -------------         -------------

SHAREHOLDERS' EQUITY
     Preferred stock; par value $.001; authorized 5,000,000
         shares; 143,497 shares issued and outstanding;
         liquidation preference of $7 per share                                                 143                   143
     Common stock, par value $.001; authorized 20,000,000
         shares; 6,321,769 shares
         issued and outstanding                                                               6,321                 6,321
     Additional paid-in capital                                                           6,035,508             6,035,508
     Accumulated deficit                                                                 (2,787,294)           (2,854,441)
                                                                                      -------------         -------------
              Total Shareholders' Equity                                                  3,254,678             3,187,531
                                                                                      -------------         -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     5,090,419       $     4,669,127
                                                                                      =============         =============





                      See accompanying notes to condensed consolidated financial statements.



                                   REZCONNECT TECHNOLOGIES, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                   (UNAUDITED)




                                                                                          2002                  2001
                                                                                    ---------------       ---------------
Revenues
     Franchise fees                                                                 $        17,794       $        45,690
     Franchisee service fees and other                                                      182,455               257,792
     Travel services and products                                                           369,565               691,988
     Advertising and other                                                                   73,513                    -
                                                                                      -------------         -------------
         Total Revenues                                                                     643,327               995,470
                                                                                      -------------         -------------
Operating Expenses
     Cost of travel services and products                                                   319,622               614,128
     Marketing and selling                                                                   52,607               158,519
     General and administrative                                                             203,951               253,880
                                                                                      -------------         -------------
         Total operating expenses                                                           576,180             1,026,527
                                                                                      -------------         -------------
         Income (loss) from operations                                                       67,147               (31,057)

Interest income                                                                                  -                 10,381
                                                                                      -------------         -------------
         Income (loss) before income taxes                                                   67,147               (20,676)

Provision for income taxes                                                                       -                     -
                                                                                      -------------         -------------
         Net income (loss)                                                                   67,147               (20,676)

Preferred dividends                                                                          17,500                17,500
                                                                                      -------------         -------------
         Net income (loss) applicable to common shareholders                        $        49,647       $       (38,176)
                                                                                      =============         =============

Earnings (loss) Per Common Share:

     Weighted average common
         shares outstanding                                                               6,321,769             5,620,379
                                                                                      =============         =============
     Basic and diluted earnings (loss) per share
         available to common shareholders                                           $          (.01)      $         (.01)
                                                                                      =============        =============






                              See accompanying notes to condensed consolidated financial statements.

                                                                -2-


                                   REZCONNECT TECHNOLOGIES, INC. AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                   (UNAUDITED)



                                                                                          2002                  2001
                                                                                    ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                              $        67,147       $       (20,676)
                                                                                      -------------        --------------
     Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
              Stock-based compensation                                                           -                     -
              Depreciation and amortization                                                   7,500                21,000
              Changes in assets and liabilities:
                  Accounts receivable                                                       (49,742)                  554
                  Prepaid expenses and other current assets                                   4,496                (8,874)
                  Other assets                                                                   -                 18,041
                  Accounts payable and accrued expenses                                      26,829               (14,923)
                  Deferred revenue                                                           19,883                    -
                  Security deposits                                                         (17,067)                   -
                                                                                      -------------         -------------
                  Total adjustments                                                          (8,101)               15,798
                                                                                      -------------         -------------
                  Net cash provided (used) by operating activities                           59,046                (4,878)
                                                                                      -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase in) sale of short-term investments                                          (316,955)              182,846
     Payments for software development costs                                                (26,898)                   -
                                                                                      -------------         -------------
                  Net cash provided (used) by investing activities                         (343,853)              182,846
                                                                                      -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in note payable                                                               324,500                    -
     Collection of notes receivable                                                              -                     -
                                                                                      -------------         -------------
                  Net cash provided by financing activities                                 324,500                    -
                                                                                      -------------         -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    39,693               177,968

CASH AND CASH EQUIVALENTS - beginning                                                        41,321                30,970
                                                                                      -------------         -------------
CASH AND CASH EQUIVALENTS - end                                                     $        81,014       $       208,938
                                                                                      =============         =============


                              See accompanying notes to condensed consolidated financial statements.

                                                                 -3-

                  REZCONNECT TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for each of the three month periods ended March 31, 2002 and 2001. These statements are condensed and therefore do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 2001 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.


2.       ADVERTISING RECEIVABLE

       In January 2000, the Company entered into an agreement with a company that specializes in arranging and brokering the placement of cable advertising. Under the terms of the agreement, the Company issued 207,289 shares of its common stock in return for the promise by the other party to provide approximately $2,021,000 of cable advertising credits to the Company. Through December 31, 2000, the Company utilized approximately $25,000 of such credits. No credits were utilized during 2001. Advertising expense is charged when the advertising credits are utilized.

       The other party has indicated that it believes that certain terms and conditions of the agreement have not been met by the Company and has indicated a willingness to provide approximately $1,000,000 of credits. Management believes that the other party's claims are without merit, and intends to vigorously pursue its rights under the agreement. However, in view of the above, management wrote down the receivable to its estimated net realizable value of $1,496,000 by a charge of $500,000 to general and administrative expenses in 2001's fourth quarter.

3.     CONTINGENCIES

       Merger Related Items

       In connection with the Company's merger into a public "shell" Playorena, Inc. ("Playorena") on September 17, 1999, Playorena's recorded liabilities amounted to $332,218. The details are as set forth below:


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

                  REZCONNECT TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


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

4.     INCOME TAXES

       There was no current tax provision for the three months ended March 31, 2002 as any amounts due would be offset by the Company's utilization of its net operating carryforwards. The deferred tax provision for this period was offset by a reduction in the valuation allowance of $24,200. Since the Company has experienced operating losses since its conversion to "C" corporation status for federal income tax purposes, it did not provide any current or deferred federal or state income taxes with respect to its operating loss for the three months ended March 31, 2001. Deferred tax assets and the related valuation allowance were increased by approximately $7,300 during the three months ended 2001. The Company has net operating loss carryforwards of approximately $2,787,000 at March
       31, 2002.

5.     SEGMENT INFORMATION

       Summarized financial information concerning the Company's reportable segments is shown in the following table.


                                                                    Travel & Related         Internet
                 Three Months Ended                                    Management           Technology
                   March 31, 2002                                       Services             Programs              Total
       -------------------------------------                       ------------------   --------------------   --------------

       Revenues                                                      $       643,327    $             -        $      643,327
       Segment profit (loss)                                         $        81,413    $        (14,266)      $       67,147
       Total assets                                                  $     3,897,870    $      1,192,549       $    5,090,419
       Capital expenditures                                          $            -     $         26,898       $       26,898
       Depreciation and amortization                                 $         7,500    $             -        $        7,500
       Investment income (loss)                                      $            -     $             -        $          -



                                                Travel & Related         Internet
                 Three Months Ended               Management            Technology
                   March 31, 2001                  Services              Programs                  Other          Total
       -------------------------------------     -----------------   --------------------   -----------     --------------

       Revenues                                  $       995,470     $            -        $        -       $       995,470
       Segment profit (loss)                     $        26,831     $       (57,888)      $     10,381     $       (20,676)
       Total assets                              $     3,804,837     $     1,215,651       $    848,372     $     5,868,860
       Capital expenditures                      $            -      $            -        $        -       $            -
       Depreciation and amortization             $        19,000     $         2,000       $        -       $        21,000
       Interest income                           $            -      $            -        $     10,381     $        10,381


                                                              -5-

                  REZCONNECT TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



6.     RECENT ACCOUNTING PRONOUNCEMENTS

       In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of the statement did not have a material impact on the Company's financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate that adoption of SFAS 143 will have a material impact on our financial position or results of operations as we currently do not have any asset retirement obligations.

       In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, we will be required to reassess the goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Whenever there is an impairment indicator, all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 and, accordingly, goodwill is no longer subject to amortization. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company adopted SFAS 141 effective July 1, 2001.

7.     SUBSEQUENT EVENT

       In April 2002, the Company issued approximately 1,172,000 shares of its common stock to the former members of Global Travel Network LLC (a predecessor to the Company) ("Global") in the form of a distribution of Global's earnings ($258,000) prior to the merger with Playorena.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REZconnect (R) Technologies, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies as well as Internet-based, travel-related services and technology developing unique reservation systems for the travel and entertainment industry. We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation Central" as well as web sites "Etravnet.com," and "Rezconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

     Almost all of our revenue to date has come from the franchise system and travel services. We expect that REZconnect (R) Technologies will play an important part in our 2002 revenue projections as we release the various applications within the travel and entertainment industries. During the last 2 years, a larger portion of our expenses were related to our technology and has been completed and, accordingly, we should see results as we enter the 2nd and 3rd quarters of 2002.

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

     The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Based on the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered the Company incentive commissions above the standard compensation for its volume business. The company expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing which offers the Company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to the Company or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues:

                                          Three Month's Ended
                                               March 31,
                                         2002             2001
                                         ----             ----

Revenues

   Franchise  fees                        2.8 %           4.6 %
   Franchise service fees and other      28.4 %          25.9 %
   Travel products and services          57.4 %          69.5 %
   Advertising and other                 11.4 %            -
                                        -------         -------

TOTAL REVENUES                            100 %           100 %
                                        -------         -------

Operating Expenses
   Cost of travel products and sales     49.9 %          61.7 %
   Marketing and selling                  8.3 %          15.9 %
   General and administrative            31.7 %          25.5 %
                                        -------         -------

TOTAL OPERATING EXPENSES                 89.8 %         100.3 %
                                        -------         -------

  Income (loss) before other
   income and income taxes               10.2 %         (0.3)%
   Other income - primarily interest       -              .1 %
                                        -------         -------
   Income (loss) before income taxes     10.2 %         ( .2)%
   Income taxes                            -                -
                                        -------         -------
 Net income (loss)                       10.2 %         ( .2)%
                                        =======         =======


REVENUES

        Franchise Fees. Franchise fees declined in 2002 as compared to 2001 by approximately $28,000 as a result of declining market conditions.

        Franchise service fees and other service fees declined in 2002 by approximately $75,300 as compared to the 2001 period. This was attributable to less franchisees in the system partially offset by higher average franchise fees.

        Travel Products and Services. Travel products and services decreased by approximately $322,400 from 2001 to 2002, a decline of approximately 47%. The decrease is attributable to a decrease in the number of franchisees utilizing the Company as their credit card merchant of record, less travel in general in 2002 and a decrease in override commissions.

OPERATING EXPENSES

        Cost of travel products and services. Cost of travel products and services decreased by approximately $295,000 or approximately 48% in 2002 as compared to 2001. These costs decreased as a result of lower commissions and fees paid to franchisees in connection with lower travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was approximately 86% for 2002 and 89% 2001.

        Marketing and Selling. Marketing and selling expenses decreased by approximately $106,000 from 2001 to 2002. The decrease represents a change of approximately 67%. The significant changes were decreases in payroll costs and commissions.

General and Administrative.

            General and administrative expenses decreased by approximately $49,900 from 2001 to 2002, a decline of 20%. As a percentage of total revenues, general and administrative expenses were 31.7% in 2002 as compared to 25.5%, in the comparable 2001 period. The decrease in general and administrative expense in 2001 is attributable to decreases in consulting expenses related to the Company's Internet activities, as well as decreases in legal expenses, office expenses and most significantly, payroll.

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

        The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to, (I) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner,
(vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry.

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


LIQUIDITY AND CAPITAL RESOURCES

            During the three months ending March 31, 2002, operating activities generated cash flow of approximately $59,000. In the comparable 2001 period, we used cash of approximately $5,000 in operating activities. The improvement in 2002 can be attributed to our positive earnings in the 2002 period, and the result of our cost cutting measures.

            During the three months ended March 31, 2002, as a result of our eligibility for such funding arising out of the events of September 11, 2001, we borrowed $324,500 from the U.S. Small Business Administration ("SBA"). The loan is repayable monthly, commencing January 2003, at the rate of $2,607 per month which amountn includes interest at 4% per annum. Our CEO has guaranteed the loan. In 2001, we sold short-term investments of $183,000 to raise cash.

        We believe that our cash and short term investments on March 31, 2002 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

FORWARD-LOOKING STATEMENTS

        All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the Company's financial position, business strategy, Year 2000 readiness and the plans and objectives of the Company's management for future operations are forward-looking statements. When used in this annual report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, Competitive factors and pricing pressures, capacity and supply constraints and the impact of any disruption or failure in normal business activities at the Company and its customers and suppliers as a consequence of Year 2000 related problems. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy And liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            On or about January 2, 2002, the Company issued 100,000 shares of its common stock to Ori Kline, the Company's chief technology officer. Such shares were issued to Mr. Kline as a bonus for services previously rendered and were issued pursuant to Section 4(2) of the Securities Act of 1933.

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


                          REZCONNECT TECHNOLOGIES, INC.

                          /s/ Michael Y. Brent
                         -----------------------------
                              Michael Y. Brent, President
                              Dated: May 13, 2002


        This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending March 31, 2002 and is qualified in its entirety by reference to such financial statements.