Form 10QSB
period 2002-06-30
REZCONNECT TECHNOLOGIES INC
filed 2002-08-13
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended June 30, 2002.

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

                  Number of Shares Outstanding of Common Stock,
              $.001 Par Value,Shares as of June 30, 2002; 8,352,832



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                                     PART I

Item 1.  Financial Statements
         --------------------



                          REZCONNECT TECHNOLOGIES, INC.

                         CONDENSED FINANCIAL STATEMENTS

                           SIX AND THREE MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                          REZCONNECT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                     June 30,          December 31,
                                                                       2002                  2001
                                                                   ---------------     ------------
                                                                    (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                      $    57,915      $    41,321
     Short-term investments                                             787,690          500,735
     Accounts receivable, less allowance for doubtful
         accounts of $103,000                                           317,454          282,423
     Current portion of notes receivable                                 15,838           24,611
                                                                    -----------      -----------

              Total Current Assets                                    1,178,897          849,090
                                                                    -----------      -----------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                         5,585           20,585
                                                                    -----------      -----------

OTHER ASSETS
     Advertising receivable                                           1,496,000        1,496,000
     Goodwill, less accumulated amortization                            153,400          153,400
     Capitalized software costs, less accumulated amortization        1,109,149        1,165,651
     Notes receivable, less current portion                             890,192          890,698
     Security deposits and other                                         93,703           93,703
                                                                    -----------      -----------

              Total Other Assets                                      3,742,444        3,799,452
                                                                    -----------      -----------

              TOTAL ASSETS                                          $ 4,926,926      $ 4,669,127
                                                                    ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $   427,217      $   409,862
     Deferred revenue                                                    15,838           24,611
                                                                    -----------      -----------

              Total Current Liabilities                                 443,055          434,473
                                                                    -----------      -----------

OTHER LIABILITIES
     Note payable                                                       324,500             --
     Deferred revenue                                                   899,471          890,698
     Security deposits                                                  152,344          156,425
                                                                    -----------      -----------

              Total Other Liabilities                                 1,376,315        1,047,123
                                                                    -----------      -----------

              Total Liabilities                                       1,819,370        1,481,596
                                                                    -----------      -----------

SHAREHOLDERS' EQUITY
     Preferred stock; par value $.001; authorized 5,000,000
         shares; 52,571shares issued and outstanding at
          June 30, 2002, liquidation preference of $7 per share              52              143
     Common stock, par value $.001; authorized 20,000,000
         shares; 8,352,832 shares
         issued and outstanding at June 30, 2002                          8,352            6,321
     Additional paid-in capital                                       6,069,901        6,035,508
     Accumulated deficit                                             (2,970,749)      (2,854,441)
                                                                    -----------      -----------

              Total Shareholders' Equity                              3,107,556        3,187,531
                                                                    -----------      -----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 4,926,926      $ 4,669,127
                                                                    ===========      ===========

            See accompanying notes to condensed financial statements.

                          REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                     ---------------------------------    ---------------------------------
                                                          2002              2001                2002             2001
                                                     ---------------  ----------------    ---------------   ---------------
Revenues
     Franchise fees                                $             750    $       37,310    $        18,544    $       83,000
     Franchisee service fees and other                       188,037           230,312            370,492           488,104
     Travel services and products                            468,400         1,093,963            837,965         1,785,951
     Advertising and other                                    13,880                -              87,393                -
                                                     ---------------     -------------      -------------     -------------

         Total Revenues                                      671,067         1,361,585          1,314,394         2,357,055
                                                     ---------------     -------------      -------------     -------------

Operating Expenses
     Cost of travel services and products                    495,486           857,375            815,108         1,471,503
     Marketing and selling                                    19,230            53,475             71,837           211,994
     General and administrative                              230,259           407,439            426,710           641,319
     Depreciation and amortization                           109,550            20,000            117,050            40,000
                                                     ---------------     -------------      -------------     -------------

         Total operating expenses                            854,525         1,338,289          1,430,705         2,364,816
                                                     ---------------     -------------      -------------     -------------

         Income (loss) from operations                      (183,458)           23,296           (116,311)           (7,761)

Interest income                                                   -             11,693                 -             22,074
                                                     ---------------     -------------      -------------     -------------

         Income (loss) before income taxes                  (183,458)           34,989           (116,311)           14,313

Provision for income taxes                                        -                 -                  -                 -
                                                     ---------------     -------------      -------------     -------------

         Net income (loss)                                  (183,458)           34,989           (116,311)           14,313

Preferred dividends                                           18,146            17,700             35,646            35,200
                                                     ---------------     -------------      -------------     -------------

         Net income (loss) applicable to
              common shareholders                  $        (201,604)   $       17,289    $      (151,957)   $     (20,887)
                                                   ==================   ==============    ================   ==============


Earnings (loss) Per Common Share:

     Weighted average number of common
         shares outstanding                                7,710,181         5,620,379          7,037,086         5,620,379
                                                   =================    ==============    ===============     =============

     Basic and diluted earnings (loss)
         per share available to common
         shareholders                              $            (.03)   $           -     $          (.02)   $            -
                                                   =================    ===============   ================   ==============


     See accompanying notes to condensed consolidated financial statements.

                          REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                      SIX MONTHS ENDED JUNE, 2002 AND 2001
                                   (UNAUDITED)






                                                                                          2002                  2001
                                                                                    ---------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                              $      (116,311)      $        14,313
                                                                                      -------------        --------------
     Adjustments to reconcile net income (loss) to net
         cash provided (used) by operating activities:
              Depreciation and amortization                                                 117,050                40,000
              Changes in assets and liabilities:
                  Accounts receivable                                                        (5,030)                8,608
                  Notes receivable                                                            9,279                (2,069)
                  Security deposits and other assets                                        (23,964)                   -
                  Accounts payable and accrued expenses                                      53,688               (75,328)
                  Deferred revenue                                                           19,883                    -
                                                                                      -------------         -------------

                  Total adjustments                                                         170,906               (28,789)
                                                                                      -------------         -------------

                  Net cash provided (used) by operating activities                           54,595               (14,476)
                                                                                      -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for software license and development costs                                     (45,548)                   -
     Redemption (acquisition) of short-term investments                                    (316,955)              199,732
                                                                                      -------------         -------------

                  Net cash provided (used) by investing activities                         (362,503)              199,732
                                                                                      -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in note payable                                                               324,500                    -
                                                                                      -------------         -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    16,592               185,256

CASH AND CASH EQUIVALENTS - beginning                                                        41,321                30,970
                                                                                      -------------         -------------

CASH AND CASH EQUIVALENTS - end                                                     $        57,913       $       216,226
                                                                                      =============         =============


NON-CASH INVESTING AND FINANCING ACTIVITIES

     Conversion of Preferred Stock into Common Stock:
         Preferred stock                                                            $           (91)      $            -
         Additional paid-in-capital                                                 $           635       $            -
         Common stock                                                               $           726       $            -

     Stock distribution                                                             $         1,173       $            -
     Preferred stock dividends paid in common stock                                 $        35,646       $            -


            See accompanying notes to condensed financial statements.

                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



1.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for each of the six and three month periods ended June 30, 2002 and 2001. These statements are condensed and therefore do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 2001 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.


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

3.     CONTINGENCIES

       Merger Related Items

       In connection with the Company's merger with Playorena, Inc., a public "shell" on September 17, 1999, Playorena's recorded liabilities amounted to $332,218. The details are as set forth below:

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

                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


3.     CONTINGENCIES (CONTINUED)

       Merger Related Items (continued)

       The indemnification relates to any claims or other legal actions commenced to collect any amounts included in the balances set forth above, to the extent that claim is made by the potential creditor within three years from the date of the Agreement.

       For the reasons set forth above, the Company has given no recognition to these items in its financial statements.

4.     CAPITALIZED SOFTWARE

       Capitalized software costs are being amortized over their expected useful life of thirty-six months.

5.     INCOME TAXES

       There was no current or deferred tax provision for the six months ended June 30, 2002. Since the Company has experienced operating losses since its conversion to "C" corporation status for federal income tax purposes, it did not provide any current or deferred federal or state income taxes with respect to its operating loss for the six months ended June 30, 2001. Deferred tax assets and the related valuation allowance were increased by approximately $7,300 during the three months ended 2001. The Company has net operating loss carryforwards of approximately $2,800,000 at December 31, 2001.

6.     SEGMENT INFORMATION

       Summarized financial information concerning the Company's reportable segments is shown in the following table.


                                                       Travel &
                                                       Related           Internet
                  Six Months Ended                   Management         Technology
                    June 30, 2002                     Services           Programs             Other             Total
       -------------------------------------     -----------------   -----------------  ----------------  ---------------
       Revenues                                    $     1,314,394     $            -   $             -   $     1,314,394
       Segment profit (loss)                       $       (60,649)    $       (55,662) $             -   $      (116,311)
       Total assets                                $     3,817,774     $     1,109,152  $             -   $            -
       Capital expenditures                        $            -      $        45,548  $             -   $        45,548
       Depreciation and amortization               $       117,050     $            -   $             -   $       117,050
       Interest income                             $            -      $            -   $             -   $            -

                                                       Travel &
                                                       Related           Internet
                  Six Months Ended                   Management         Technology
                    June 30, 2001                     Services           Programs             Other             Total
       -------------------------------------     -----------------   -----------------  ----------------  ---------------

       Revenues                                    $     2,357,055     $            -   $             -   $     2,357,055
       Segment profit (loss)                       $       129,454     $      (137,215) $         22,074  $        14,313
       Total assets                                $     3,846,307     $     1,165,651  $        831,486  $     5,843,444
       Capital expenditures                        $            -      $            -   $             -   $            -
       Depreciation and amortization               $        40,000     $        50,000  $             -   $        90,000
       Interest income                             $            -      $            -   $         22,074  $        22,074


                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



7.     RECENT ACCOUNTING PRONOUNCEMENTS

       In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of the statement did not have a material impact on the Company's financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate that adoption of SFAS 143 will have a material impact on our financial position or results of operations as we currently do not have any asset retirement obligations.

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, we will be required to reassess the goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Whenever there is an impairment indicator, all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 and, accordingly, goodwill is no longer subject to amortization. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company adopted SFAS 141 effective July 1, 2001.

8.     STOCKHOLDERS' EQUITY

       In April 2002, the Company issued approximately 1,172,000 shares of its common stock to the former members of Global Travel Network LLC (a predecessor to the Company) ("Global") in the form of a distribution of Global's earnings ($258,000) prior to the merger with Playorena.

       Also in April 2002, the Company issued 132,430 shares of common stock to employees in connection with their employment for the three months ended March 31, 2002. The compensation related to the shares was accrued at March 31, 2002.

       In June 2002, preferred shareholders agreed to convert 90,926 preferred shares into 636,482 shares of common stock. In addition, 89,115 shares of common stock were issued to preferred shareholders as a dividend.

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

         Almost all of our revenue to date has come from the franchise system and travel services. We expect that REZconnect (R) Technologies will play an important part in our 2002 revenues as we release the various applications within the travel and entertainment industries. During the last 2 years, a significant portion of our expenses were related to our technology, which has now been completed. Accordingly, we believe we will begin to see results as we enter the 4th quarter of 2002.

OVERVIEW

         Our revenues to date are predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required of the Company have been performed and collectibility of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned.

         With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

         The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Based on the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered the Company incentive commissions above the standard compensation for its volume business. The Company expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing which offers us lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to the Company or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

                                     Three Month's Ended     Six Month's Ended
                                            June 30,                June 30,
                                          2002      2001         2002      2001
                                   ----------------------  ---------------------
Revenues
   Franchise fees                         2.8%      2.7%         0.1%      3.5%
   Franchise service fees and other      28.4%     23.5%        28.0%     20.7%
   Travel products and services          57.4%     73.8%        69.8%     75.8%
   Advertising and other                 11.4%       --          2.1%       --
                                   ----------------------  ---------------------
TOTAL REVENUES                            100%      100%         100%      100%
                                   ----------------------  ---------------------
Operating Expenses
   Cost of travel products and
sales                                    49.9%     63.0%        73.8%     62.4%
   Marketing and selling                  8.3%      3.9%         2.9%      9.0%
   General and administrative            31.7%     31.4%        50.6%     28.9%
                                   ----------------------  ---------------------
TOTAL OPERATING EXPENSES                 89.8%     98.3%       127.3%    100.3%
                                   ----------------------  ---------------------
   Income (loss) before other
   income and income taxes               10.2%      1.7%       (27.3%)    (0.3%)
   Other income - primarily
interest                                   --       0.8%         --        0.9%
                                   ----------------------  ---------------------
   Income (loss) before income           10.2%      2.5%       (27.3%)     0.6%
taxes
   Income taxes                            --        --          --         --
                                   ----------------------  ---------------------
Net income (loss)                        10.2%      2.5%       (27.3%)     0.6%
                                   ======================  =====================

Three Months Ended June 30, 2002 as compared to the Three Months Ended June 30, 2001

REVENUES

         Franchise Fees. Franchise fees declined in the 2002 three-month period, as compared to the 2001 three month period by approximately $36,000 as a result of declining market conditions.

         Franchise service fees and other service fees declined in the 2002 three-month period, by approximately $42,000 as compared to the 2001 three-month period. This was attributable to less franchisees in the system partially offset by higher average franchise fees.

         Travel Products and Services. Travel products and services decreased by approximately $626,000 from the 2001 three-month period to the 2002 three-month period, a decline of approximately 57%. The decrease is attributable to a decrease in the number of franchisees utilizing the Company as their credit card merchant of record, less travel in general in 2002 and a substantial decrease in override commissions.

OPERATING EXPENSES

         Cost of travel products and services. Cost of travel products and services decreased by approximately $362,000 or approximately 42% in the 2002 three-month period as compared to the 2001 three-month period. These costs decreased as a result of lower travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was 106% for the 2002 three month period and 78% for the 2001 three month period.

         Marketing and Selling. Marketing and selling expenses decreased by approximately $34,000 from the 2001 three month period to the 2002 three month period. The decrease represents a change of approximately 64%. The significant changes were decreases in payroll costs and commissions.

General and Administrative.

         General and administrative expenses decreased by approximately $177,000 from the 2001 three month period to the 2002 three-month period, a decline of 43%. As a percentage of total revenues, general and administrative expenses were 34.3% in the 2002 three month period as compared to 30%, in the comparable 2001 three-month period. The decrease in general and administrative expense in 2002 is attributable to decreases in consulting expenses related to the Company's Internet activities, as well as decreases in legal expenses, office expenses and, most significantly, payroll.

         Depreciation and amortization expense increased by approximately $90,000 as we began amortizing deferred software costs.

Depreciation and amortization expense increased


Six Months Ended June 30, 2002 compared to the Six Months Ended June 30, 2001

Revenues

Franchise fees declined by approximately $64,000 in the 2002 six-month period as compared to the 2001 six-month period. We believe that the decline in market conditions is a continuation of the trend in franchising overall, and has been exasperated by current economic conditions.

Franchise service fees and other declined by approximately $118,000 or 24% in the 2002 six-month period as compared to the 2001 six-month period. The decline is attributable to a decline in the number of franchisees in the franchise system, and declining travel worldwide.

Travel products and services declined by approximately $948,000 in the 2002 six-month period as compared to the 2001 six-month period. Sales of travel related products and services are correlated to the number of franchisees in our system and the general demand for such products and services. Declines in both the demand for travel services and products, as well as the number of franchisees in the system, adversely affected revenues in 2002.

Expenses

The cost of travel related products and services declined in the 2002 six-month period as compared to the 2001 six-month period as a result of lower related revenues. Such costs amounted to approximately 82% of related revenues in the 2001 six-month period as compared to 97% of related revenues in the 2002 six-month period.

Marketing and selling expenses declined by approximately $140,000 in the 2002 period as compared to the 2001 period. Commissions declined by approximately $90,000 and other expenses declined by approximately $50,000 in connection with the aforementioned decline in revenues.

General and administrative expenses declined by approximately $214,000 in the 2002 six-month period as compared to the 2001 six-month period. The decline reflects reduction in payroll and related expenses and other discretionary expenses

         Depreciation and amortization expense increased by approximately $77,000 as we began amortizing deferred software costs.

Variability of Results

         The Company's travel products and services gross bookings have decreased from 2001 to 2002 due to a decrease in the number of franchisees and decreases in products and services sold. Revenues from travel products and services decreased in conjunction with the decrease in gross bookings. Cost of travel revenues have similarly decreased from 2001 to 2002.

         As a result of the Company's limited operating history in online commerce and the variability that can be experienced by our franchising operations, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based predominantly on its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and anticipated results in a given period may not be as expected.

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


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ending June 30, 2002, operating activities generated cash flow of approximately $55,000. In the comparable 2001 period, we used cash of approximately $14,000 in operating activities. The improvement in 2002 is attributed to increases in accounts payable and deferred revenue.

         In January, 2002, as a result of our eligibility for such funding arising out of the events of September 11, 2001, we borrowed $324,500 from the U.S. Small Business Administration ("SBA"). The loan is repayable monthly, commencing January 2003, at the rate of $2,607 per month, which includes interest at 4% per annum. Our CEO has guaranteed the loan. We used a substantial portion of the proceeds ($317,000) to add to our marketable securities and working capital.

         In 2001, we sold short-term investments of $200,000.

         We believe that our cash and short term investments as of June 30, 2002 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                REZCONNECT TECHNOLOGIES, INC.

                                                /s/ Michael Y. Brent
                                                ----------------------------
                                                Michael Y. Brent, President
                                                Dated: August 12, 2002


         This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending June 30, 2002 and is qualified in its entirety by reference to such financial statements.