Form 10QSB
period 2002-09-30
REZCONNECT TECHNOLOGIES INC
filed 2002-11-12
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

         Number of Shares Outstanding of Common Stock, $.001 Par Value,Shares as of September 30, 2002; 9,018,509


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes[X]   No[ ]

                          REZCONNECT TECHNOLOGIES, INC.

                         CONDENSED FINANCIAL STATEMENTS

                           NINE AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                          REZCONNECT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                    September 30,       December 31,
                                                                                        2002                  2001
                                                                                  -----------------     -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $        71,778       $        41,321
     Short-term investments                                                                 787,690               500,735
     Accounts receivable, less allowance for doubtful
         accounts of $103,000                                                               353,039               282,423
     Current portion of notes receivable                                                     14,094                24,611
                                                                                      -------------         -------------
              Total Current Assets                                                        1,226,601               849,090
                                                                                      -------------         -------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation                                                                                -                 20,585
                                                                                      -------------         -------------

OTHER ASSETS
     Advertising receivable                                                               1,496,000             1,496,000
     Goodwill, less accumulated amortization                                                153,400               153,400
     Capitalized software costs, less accumulated amortization                            1,007,099             1,165,651
     Notes receivable, less current portion                                                 822,007               890,698
     Security deposits and other                                                             31,376                93,703
                                                                                      -------------         -------------
              Total Other Assets                                                          3,509,882             3,799,452
                                                                                      -------------         -------------
              TOTAL ASSETS                                                          $     4,736,483       $     4,669,127
                                                                                      =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $       394,584       $       409,862
     Deferred revenue                                                                        14,094                24,611
                                                                                      -------------         -------------
              Total Current Liabilities                                                     408,678               434,473
                                                                                      -------------         -------------
OTHER LIABILITIES
     Note payable                                                                           324,500                     -
     Deferred revenue                                                                       822,007               890,698
     Security deposits                                                                       42,627               156,425
                                                                                      -------------         -------------
              Total Other Liabilities                                                     1,189,134             1,047,123
                                                                                      -------------         -------------
              Total Liabilities                                                           1,597,812             1,481,596
                                                                                      -------------         -------------

SHAREHOLDERS' EQUITY
     Preferred stock; par value $.001; authorized 5,000,000
         shares; 10,000 shares issued and outstanding at
         September 30, 2002, liquidation preference of $7 per share                              10                   143
     Common stock, par value $.001; authorized 20,000,000
         shares; 9,018,509 shares
         issued and outstanding at September 30, 2002                                         9,019                 6,321
     Additional paid-in capital                                                           6,105,609             6,035,508
     Accumulated deficit                                                                 (2,975,967)           (2,854,441)
                                                                                      --------------        -------------
              Total Shareholders' Equity                                                  3,138,671             3,187,531
                                                                                      -------------         -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     4,736,483       $     4,669,127
                                                                                      =============         =============

            See accompanying notes to condensed financial statements.





                          REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)




                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                         2002             2001                2002              2001
                                                   ---------------   ---------------   -----------------  ---------------
Revenues
     Franchise fees                                $           750     $          -     $         19,294  $        73,273
     Service fees and other                                152,608           106,307             523,100          594,411
     Travel products and services                          369,852           843,683           1,207,817        2,639,361
     Advertising fees                                        8,955                -               96,348               -
     Online travel stores                                   21,000                -               21,000               -
                                                     -------------     -------------      --------------    -------------
         Total Revenues                                    553,165           949,990           1,867,559        3,307,045
                                                     -------------     -------------      --------------    -------------
Operating Expenses
     Cost of travel products and services                  314,367           638,265           1,129,475        2,109,768
     Marketing and selling                                  23,840            87,044              95,677          299,038
     General and administrative                            104,190           383,474             530,900        1,064,793
     Settlement of litigation                                   -            150,000                  -           150,000
     Depreciation and amortization                         115,983                -              233,033               -
                                                     -------------     -------------      --------------    -------------
         Total operating expenses                          558,380         1,258,783           1,989,085        3,623,599
                                                     -------------     -------------      --------------    -------------
         Loss from operations                               (5,215)         (308,793)           (121,526)        (316,554)
Other income, net                                               -             11,868                  -            33,942
                                                     -------------     -------------      --------------    -------------

         Loss before income taxes                           (5,215)         (296,925)           (121,526)        (282,612)

Provision for income taxes                                      -                 -                   -                -
                                                     -------------     -------------      --------------    -------------
         Net loss                                           (5,215)         (296,925)           (121,526)        (282,612)
Preferred dividends                                          5,300            17,600              40,946           52,800
                                                     -------------     -------------      --------------    -------------
         Net loss applicable to
              common shares                        $       (10,515)  $      (314,525)   $       (162,472) $      (335,412)
                                                     =============     =============      ==============    =============
Loss Per Share:
     Weighted average common
         shares outstanding                              7,788,985         5,620,379           7,620,019        5,620,379
                                                     =============     =============      ==============    =============
     Basic and diluted loss applicable
         to common shareholder                     $         (.00)   $         (.06)    $          (.02)  $         (.06)
                                                     ============      ============       =============     ============



            See accompanying notes to condensed financial statements.







                          REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                          2002                  2001
                                                                                    ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                              $      (121,526)      $        14,313
                                                                                      -------------        --------------
     Adjustments to reconcile net income (loss) to net
         cash provided (used) by operating activities:
              Depreciation and amortization                                                 233,033                40,000
              Changes in assets and liabilities:
                  Accounts receivable                                                       (70,616)                8,608
                  Notes receivable                                                           79,208                (2,069)
                  Security deposits and other assets                                        (51,471)                   -
                  Accounts payable and accrued expenses                                      57,388               (75,328)
                  Deferred revenue                                                          (79,208)                   -
                                                                                      -------------         -------------
                  Total adjustments                                                         168,334               (28,789)
                                                                                      -------------         -------------
                  Net cash provided (used) by operating activities                           46,808               (14,476)
                                                                                      -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for software license and development costs                                     (53,896)                   -
     Redemption (acquisition) of short-term investments                                    (286,955)              199,732
                                                                                      -------------         -------------
                  Net cash provided (used) by investing activities                         (340,851)              199,732
                                                                                      -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in note payable                                                               324,500                    -
                                                                                      -------------         -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    30,457               185,256

CASH AND CASH EQUIVALENTS - beginning                                                        41,321                30,970
                                                                                      -------------         -------------
CASH AND CASH EQUIVALENTS - end                                                     $        71,778       $       216,226
                                                                                      =============         =============


NON-CASH INVESTING AND FINANCING ACTIVITIES

     Conversion of Preferred Stock into Common Stock:
         Preferred stock                                                            $          (133)      $            -
         Additional paid-in-capital                                                 $         1,148       $            -
         Common stock                                                               $         1,281       $            -

     Stock distribution                                                             $         1,845       $            -
     Preferred stock dividends paid in
         common stock                                                               $        40,946       $            -



            See accompanying notes to condensed financial statements.





                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



1.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations and cash flows for each of the nine and three month periods ended September 30, 2002 and 2001. These statements are condensed and therefore do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 2001 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.


2.       ADVERTISING RECEIVABLE

s       In January 2000, the Company entered into an agreement with a company that specializes in arranging and brokering the placement of cable advertising. Under the terms of the agreement, the Company issued 207,289 shares of its common stock in return for the promise by the other party to provide approximately $2,021,000 of cable advertising credits to the
       Company. Through December 31, 2000, the Company utilized approximately
       $25,000 of such credits. No credits were utilized during 2001.
       Advertising expense is charged when the advertising credits are utilized.

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



                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

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

5.     INCOME TAXES

       There was no current or deferred tax provision for the nine months ended
       September 30, 2002. Since the Company has experienced operating losses since its conversion to "C" corporation status for federal income tax purposes, it did not provide any current or deferred federal or state income taxes with respect to its operating loss for the nine months ended
       September 30, 2001. Deferred tax assets and the related valuation allowance were increased by approximately $7,300 during the three months ended 2001. The Company has net operating loss carryforwards of approximately $2,800,000 at December 31, 2001.

6.     SEGMENT INFORMATION

       Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                      Travel &
                                                       Related           Internet
                  Nine Months Ended                  Management         Technology
                 September 30, 2002                   Services           Programs             Other             Total
       -------------------------------------     -----------------   -----------------  ----------------  ---------------

       Revenues                                    $     1,846,559     $            -   $         21,000  $     1,867,559
       Segment profit (loss)                       $      (104,723)    $       (64,822) $             -   $      (169,545)
       Total assets                                $     3,788,285     $     1,007,099  $             -   $     4,795,384
       Capital expenditures                        $            -      $        45,548  $             -   $        45,548
       Depreciation and amortization               $       233,033     $            -   $             -   $       233,033
       Interest income                             $            -      $            -   $             -   $            -

                                                      Travel &
                                                       Related           Internet
                  Nine Months Ended                  Management         Technology
                 September 30, 2001                   Services           Programs             Other             Total
       -------------------------------------     -----------------   -----------------  ----------------  ---------------

       Revenues                                    $     3,307,045     $            -   $             -   $     3,307,045
       Segment profit (loss)                       $      (150,499)    $      (166,055) $         33,942  $      (282,612)
       Total assets                                $     4,332,064     $     1,165,651  $             -   $     5,497,715
       Capital expenditures                        $            -      $            -   $             -   $            -
       Depreciation and amortization               $        57,000     $        52,000  $             -   $       109,000
       Interest income                             $            -      $            -   $         33,942  $        33,942




                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

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

       In September 2002, preferred shareholders agreed to and converted 42,571 preferred shares into 297,997 shares of common stock. In addition, 111,718 shares of common stock were issued to preferred shareholders as a dividend.





Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REZconnect (R) Technologies, Inc. (the "Company") has always been a leading franchisor of traditional "brick and mortar" travel agencies. Currently, REZconnect is offering a virtual online city guide called Rezcity.com(SM) in which we offer local content for 53,000 towns throughout the U.S.A. We will continue to offer our Internet-based, travel-related services and technology developing unique reservation systems for the travel and entertainment industry.
We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation
Central" inside Wal-Mart SuperCenters as well as web sites "Etravnet.com," and "REZconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

         Approximately half of our revenue to date has come from the franchise system and the remainder is shared between online travel stores and processing travel reservations. We expect that Rezcity.com will play an important part in our 2003 revenues as we release the various applications within the travel and entertainment industries. During the last 2 years, a significant portion of our expenses were related to our technology, which has now been completed.
Accordingly, we believe we will begin to see results as we enter the 4th quarter of 2002.

OVERVIEW

         REZconnect (R) Technologies, Inc. has restructed its company and has created three divisions, each with their own profit centers. The oldest of the divisions is the franchise system, which has now been expanded to include
Rezcity.com. The second division is our online travel stores, which has grown substantially in the last quarter. Finally, the remaining division consists of our technology platform, which has been licensed to various major travel and entertainment vendors. We expect that this division will experience significant revenues in 2003.

         Our revenues to date are predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers, the retail value of travel agency related sales, plus licensing of online travel stores. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required of the Company have been performed and collectibility of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned.



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

                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                   ----------------------  ---------------------
                                         2002       2001       2002        2001
                                   ----------------------  ---------------------
Revenues
   Franchise fees                        0.1%         --       1.0%        2.2%
   Franchise service fees and other     27.6%      11.0%      28.0%       18.0%
   Travel products and services         66.9%      89.0%      64.7%       79.8%
   Advertising and other                 1.6%         --       5.2%          --
   Online travel stores                  3.8%         --       1.1%          --
                                   ----------------------  ---------------------
TOTAL REVENUES                           100%       100%       100%        100%
                                   ======================  =====================
Operating Expenses
   Cost of travel products and
   sales                                56.8%      67.2%      60.5%       63.8%
   Marketing and selling                 4.3%       9.2%       5.1%        9.0%
   General and administrative           18.8%      56.2%      28.4%       36.7%
   Depreciation and amortization        21.0%         --      12.5%          --
                                   ----------------------  ---------------------
TOTAL OPERATING EXPENSES               100.9%     132.6%     106.5%      109.5%
                                   ----------------------  ---------------------
   Income (loss) before other
   income and income taxes             (0.9%)     (32.6%)     (6.5%)      (9.5%)
   Other income - primarily
   interest                               --        1.2%         --        1.0%
                                   ----------------------  ---------------------
   Income (loss) before income
   taxes                               (0.9%)     (31.4%)     (6.5%)      (8.5%)
   Income taxes                           --         --         --          --
                                   ----------------------  ---------------------
Net income (loss)                      (0.9%)    (31.4%)     (6.5%)      (8.5%)
                                   ======================  =====================

Nine Months Ended September 30, 2002 as compared to the Nine Months Ended September 30, 2001

REVENUES

         Franchise Fees. Franchise fees increased in the 2002 three-month period, as compared to the 2001 three-month period by approximately $750 as a result of changing market conditions.

         Franchise service fees and other service fees increased in the 2002 three-month period, by approximately $46,000 as compared to the 2001 three-month period. This was attributable to higher average franchise fees.

         Travel Products and Services. Travel products and services decreased by approximately $474,000 from the 2001 three-month period to the 2002 three-month period, a decline of approximately 22%. The decrease is attributable to a decrease in the number of franchisees utilizing the Company as their credit card merchant of record, less travel in general in 2002 and a substantial decrease in override commissions.

OPERATING EXPENSES

         Cost of travel products and services. Cost of travel products and services decreased by approximately $324,000 or approximately 10% in the 2002 three-month period as compared to the 2001 three-month period. These costs decreased as a result of lower travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was 85% for the 2002 three-month period and 76% for the 2001 three-month period.

         Marketing and Selling. Marketing and selling expenses decreased by approximately $63,000 from the 2001 three-month period to the 2002 three-month period. The decrease represents a change of approximately 73%. The significant changes were decreases in payroll costs and commissions.

General and Administrative.

         General and administrative expenses decreased by approximately $279,000 from the 2001 three-month period to the 2002 three-month period, a decline of 73%. As a percentage of total revenues, general and administrative expenses were 18.8% in the 2002 three-month period as compared to 40.3%, in the comparable 2001 three-month period. The decrease in general and administrative expense in 2002 is attributable to decreases in consulting expenses related to the Company's Internet activities, as well as decreases in legal expenses, office expenses and most significantly, payroll.

         Depreciation and amortization expense increased by approximately $116,000 as we begin amortizing deferred software costs.

Nine Months Ended September 30, 2002 compared to the Nine Months Ended September 30, 2001

Revenues

         Franchise fees declined by approximately $54,000 in the 2002 nine-month period as compared to the 2001 nine-month period. We believe that the decline in market conditions is a continuation of the trend in franchising overall, and has been exasperated by current economic conditions.

         Franchise service fees and other declined by approximately $71,300 or 12% in the 2002 nine-month period as compared to the 2001 nine-month period. The decline is attributable to a decline in the number of franchisees in the franchise system, and decline travel worldwide.

         Travel products and services declined by approximately $1,430,000 or 54% in the 2002 nine-month period as compared to the 2001 nine-month period. Sales of travel related products and services are correlated to the number of franchisees in our system and the general demand for such products and services. Declines in both the demand for travel services and products, as well as the number of franchisees in the system, adversely affected revenues in 2002.

Expenses

         The cost of travel related products and services declined in the 2002 nine-month period as compared to the 2001 nine-month period as a result of lower related revenues. Such costs amounted to approximately 80% of related revenues in the 2001 nine-month period as compared to 94% of related revenues in the 2002 nine-month period.

         Marketing and selling expenses declined by approximately $203,000 in the 2002 period as compared to the 2001 period. Commissions declined by approximately $112,000 and other expenses declined by approximately $91,000 in connection with the aforementioned decline in revenues.

         General and administrative expenses declined by approximately $534,000 in the 2002 nine-month period as compared to the 2001 nine-month period. The decline reflects reduction in payroll and related expenses, and other, discretionary expenses.

         Depreciation and amortization expense increased by approximately $233,000 as we began amortizing deferred software costs.

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

         The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to, (I) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company,
(vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ending September 30, 2002, operating activities generated cash flow of approximately $47,000. In the comparable 2001 period, we used cash of approximately $14,000 in operating activities. The improvement in 2002 is attributed to increase in accounts payable and decreased in notes payable.

         In January, 2002, as a result of our eligibility for such funding arising out of the events of September 11, 2001, we borrowed $324,500 from the U.S. Small Business Administration ("SBA"). The loan is repayable monthly, commencing November 2003, at the rate of $2,607 per month, which includes interest at 4% per annum. Our CEO has guaranteed the loan. We used a substantial portion of the proceeds ($317,000) to add to our marketable securities and working capital.

In 2001, we sold short-term investments of $200,000.

         We believe that our cash and short term investments as of September 30, 2002 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          REZCONNECT TECHNOLOGIES, INC.

                          /s/ Michael Y. Brent
                         -----------------------------
                              Michael Y. Brent, President
                             Dated: November 6, 2002


        This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending September 30, 2002 and is qualified in its entirety by reference to such financial statements.