Form 10KSB
period 2002-12-31
REZCONNECT TECHNOLOGIES INC
filed 2003-03-31
CIK 852766

REZCONNECT TECHNOLOGIES, INC
(formerly Etravnet.com)


                           Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: March 31, 2003
                            Period End: Dec 31, 2002


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: REZT

                                Table of Contents

             To jump to a section, double-click on the section name.

                                      10KSB

PART  I........................................................................4
   Item 1.Business.............................................................4
            BACKGROUND.........................................................5
            OPERATIONS.........................................................6
            REZCONNECT.........................................................9
            COMPETITION........................................................9
            MANAGEMENT........................................................11
   Item 2. Properties.........................................................12
   Item 3. Legal Proceedings..................................................12
   Item 4. Submission of Maters to a Vote of Securities Holders...............12

PART  II......................................................................12
   Item 5. Market for Registrant's Common Stock...............................12
   Item 6. Management's Discussion and Analysis or Plan of Operation..........13
   Item 7. Financial Statement................................................17
   Item 8. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................17

PART  III.....................................................................17
   Item 9. Directors and Executive officers, promoters and control person;
            compliance with Section 16 (a) of The Exchange Act................17
   Item 10.Executive Compensation.............................................18
   Item 11.Security Ownership of Certain Beneficial Owners and Management.....20
   Item 12.Certain Relationships and Related Transactions.....................20

PART  IV......................................................................20
   Item 13.Exhibits, Financial Statement Schedules and Reports for Form 8-k  .20

Balance Sheet.................................................................F2
Statements of Operations......................................................F3
Statement of Shareholders Equity .............................................F4
Statement of Cash Flows.......................................................F5
Notes to Financial Statements.................................................F5

                                     10KSB1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       or

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003 was approximately $4,286,754.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 31, 2002, there were 9,142,407 shares of Common Stock, par value $.001 per share outstanding.

Documents incorporated by reference: None

                                     PART I
Item 1.  Business
-------  --------

Company History

      We are a travel management company using technology and the Internet for our franchise chain and the retail consumer online. Prior to changing our name, we were incorporated in June 1982 as Travel Network, Ltd. in New York and did business as Global Travel Network. On February 1, 1994, we re-incorporated in New Jersey (at which time the New York corporation was merged into the New Jersey corporation). In turn, Global Travel Network, L.L.C. ("GTN") was created as a conduit to participate in the franchise Global Travel Network business of Travel Network, Ltd. On September 17, 1999, Playorena, Inc. acquired the outstanding equity of GTN in exchange for 5,063,379 shares (including 123,292 shares reserved for issuance upon the exercise of certain warrants previously issued by GTN and 4,931,087 shares issued to equity holders of GTN) of Playorena's common stock, representing 94.5% of the issued and outstanding common stock of Playorena upon completion of the merger. Prior to the merger, Playorena operated as a public shell seeking the acquisition of, or merger with, an existing company. Following the merger, we changed our name to ETRAVNET.COM, Inc. On August 29, 2002, we changed our name to REZconnect Technologies, Inc.


BACKGROUND

      We are a leader in the franchised travel services business. The Company has operated in this industry for almost 20 years. During this time, it has created a network of over 215 domestic franchisees and 21 international franchisees, represented in 4 countries. The Company offers an interactive, real-time booking engine and access to preferred deals with leading travel industry suppliers to its franchisees and to small office-home office ("SOHO") agencies, independent travel agencies and high traffic websites. The Company's revenue stream is comprised of one-time franchise fees as each franchise is sold, monthly franchise service fees from its franchisees and commissions on the sale of travel products.

      While concentrating on the establishment of its "brick and mortar" franchise operations, management of the Company has recognized that margins in the travel agency industry are generally shrinking, due in large measure to reductions by airlines in commission rates and to greater competition throughout the industry. To combat these trends and strengthen its competitive position, the Company has sought to bring an advanced technology to the travel and lodging industry by investing in software development and offers new online travel franchises.

OPERATIONS

Current Operations
------------------

      The Company's operations are comprised of 3 divisions, which include an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The other 2 divisions of the Company include our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry. The 3rd division builds online travel stores within the travel industry.

      REZconnect's consumer driven websites provide strong content and bookability with over 55 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

      REZconnect typically charges $49 per month, on a non-contract basis, to own and operate on an online travel site. If an agent signs a one year contract, the cost is reduced and the agent only pays for 11 months of service. REZconnect would like to offer ASTA members a discounted rate of $39 per month with the same pre-payment plan described above. During the initial launch of the REZconnect product, we would like to offer ASTA agencies a free one-month trial before committing to a yearly contract. Agencies that pay month to month must pay by credit card, while yearly contracts can be paid either by check or credit card.

      Currently, there are over 3600 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

      With the purchase of an online travel site, REZconnect will submit each site to the major search engines twice a month, free of charge, utilizing a proprietary program that captures each site's dynamic content, which will allow the site to appear higher on the search listings.

      Recently the company that guaranteed us delivery of advertising credits for cable TV has ceased operations and REZconnect has decided after consulting with its legal counsel, to write-off 100% of this asset. Further the Company, has decided to write-off its goodwill as shown. Finally, the company recorded an allowance against its notes receivable from franchisees and the corresponding deferred revenue balances, due to the fact that the balances have not been paid for a few years. This adjustment does not affect the Company's profit and loss statement.

REZcity.com

      REZcity.com is an online city guide for over 50,000 towns throughout the USA, providing a unique model for travel agencies to participate by licensing their local community with rights to sell advertising and e-commerce solutions. The cost of the local town of 25,000 in population is $1000 as a one-time fee with an annual hosting fee of $150.

      We are the only company in this field offering every postal zip code in the US with strong rich content provided by over 100 sources such as weather, entertainment, sports, news, various information guides and yellow page listings 15,000,000 businesses. This site is up and running and was first available in 1998. REZconnect took over the site in 2002 and is currently offering this product to companies within the travel community.

      Our franchise fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location. Commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Commissions on the sale of airline tickets range from 5% to 20%. Certain airlines, effective March 21, 2002, have eliminated commissions on airline ticket sales. Our franchisees have added or increased their service fees to make up for loss of commissions. Periodically, the Company may receive additional commissions in the nature of overrides from travel suppliers to encourage product marketing.

      In-house sales personnel have generally handled marketing of franchises. All of the Company's franchised operations are independently owned and operated. The Company operates two company-owned travel agencies. All sales of travel products by the Company are made through its franchisees or through its interactive web site. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

      In 2003, REZconnect signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, "Your Travel Biz, Inc."(YTB) a network marketing company offering its' members an interactive consumer website from the Company. Further, all travel arrangements from the online are serviced by a division of the Company. We currently host 3060 sites for YTB. Based on current projects supplied by YTB, the growth of new sites should increase significantly over the next several years.

REZconnect(R)
----------

      The Company intends to use its proprietary, patent pending REZconnect(R) technology as the basis for its market expansion.

      We believe that our REZconnect(R) technology will offer ease of use for both the individual seeking a reservation, as well as the supplier. Essentially, the technology works as follows:

   o The Internet user comes to a website for a restaurant, bed and breakfast, or other supplier that uses a reservation-based business model. The website could be the supplier's own, an aggregating site (such as Zagat.com or RestaurantRow.com), an Internet yellow pages listing site, websites specifically used by travel agents (such as Worldspan), or the Company's own website.

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

   o The telephone keypad response is sent to the Company server and becomes an immediate web response on the user's computer screen. If the reservation is accepted, the user receives a confirmation message and reservation summary (including a reservation confirmation number) on screen and if time allows receives a confirming e-mail later. The supplier also receives confirmation, either by e-mail or fax. In essence, the keypad response of the supplier confirms and completes the reservation transaction.

   o The Travel Communicator - REZconnect's Travel Communicator is an innovative software application that allows travel vendors the ability to offer continual and targeted special deals and notices utilizing simple text, HTML or broadcast-quality multi-media message to the desktops of the agencies computer screens.

      When messages are sent through the communicator system, agencies receive a visual and audio pop-up screen indicating the deal offer as well as the vendor making the offer. Agencies can click to see the offer or select to have it available for later viewing.

      The communicator works off a software application that is downloaded from an e-mail broadcast or can be activated directly from the REZconnect or ASTA corporate websites. The agency only needs to download the program once. The communicator utilizes REZconnect's unique PUSH TECHNOLOGY moving the offers out of e-mail and to the availability of the agent on his/her office terminal.

      In an industry that prides itself on offering deals, we believe that the Travel Communicator will provide a quick and easy solution for vendors to get their message to travel agents. Once released, this will be the distribution method of choice for vendors over the traditional e-mail blast. With all of the "junk mail" being sent, travel agents do not read e-mail messages on a regular basis. The Travel Communicator allows agents to see important deals immediately with no need to check their e-mail.

      Current travel agency reservation systems, such as Worldspan, Sabre, Galileo and Amadeus in the lodging industry, the Internet-based Worldres in the lodging industry and Opentables.com in the restaurant business, require the supplier to maintain a separate computer system for processing of the reservation requests and just as importantly require the supplier to maintain an inventory of availability. Independent lodgings, which we believe represent approximately 80% of the hotel industry, as well as restaurants, generally do not maintain inventory for online access and in many cases are unwilling to do so. These systems become cost centers to the supplier and, more importantly, demand a change in the manner of doing business.

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

      In addition to strategic relationships with aggregators, the Company will seek to enter into alliances with major booking engines. This will provide the travel agents using these engines access to the niche markets targeted by REZconnect(R). Additionally, we believe that REZconnect(R) can fill a void in many on-line hotel reservation systems by assisting in "last room availability" sales. This refers to the situation many hotels find themselves in if inventory has not been updated. Room availability can appear to be zero through booking engines and reservation centers run by the hotel chain when, in fact, the hotel has rooms available. Rooms appear to have been filled when in fact they have not, and potential customers are automatically turned away. With REZconnect(R) potential customers who are normally turned away by booking engines and telephone call centers can be captured by the hotel. The hotelier can manually check availability before responding to the reservation request, thereby allowing it to make better use of its room inventory, increasing revenues and profits.

      The restaurant industry will be marketed to in two ways. First, we intend to use our existing relationships with Zagat Survey and RestaurantRow.com to market REZconnect(R) to restaurants that are reviewed at those sites. Additionally, we intend to undertake an intensive telephone and direct mail marketing campaign to introduce the REZconnect(R) service to the restaurant industry. These efforts will be undertaken first in the United States and then internationally.

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

2. Private labeled travel agency site: high traffic or large e-commerce websites with outstanding demographics which offer our travel products within there existing sites under their own brand;
3. Conversion Agencies or "Power Partners" -- full-service travel agencies Which will join our network or participate in some of our travel products and promotions; and
4. SOHO Agencies-comprised of individuals who operate as satellite agencies from their own homes or work locations.

        Our strategy is clearly focused on propelling our B2B and B2C e-commerce business through using our proprietary technology for our own websites and applications for revenue producing from other websites that attract web visitors primarily for their content, products and services outside of the travel industry. Since research firms like Jupiter and Forrester Research have projected that travel purchases will dominate web commerce in the next five years, we believe that this approach will provide for low cost of acquisition of customers to buy travel on sites with which they have familiarity that result in sales for us.

        While we see our future growth coming heavily from the e-commerce side, today the Company is a leading travel agency franchiser offering assistance to qualified entrepreneurs to enter the travel agency business as well as assisting existing agencies to benefit from using a global brand name and the accompanying benefits. In fact, we are entering our 20th year of operation and are one of the largest travel agency chains in the world. We have received international recognition for the quality of our programs, services and relationships with our franchisees. Currently, we have over 215 domestic travel agencies (broken into classes, including start-up and conversions) and over 21 international travel agencies. In recognition of our stature, we were honored as a leading franchiser by Income Opportunity Magazine, Entrepreneur Magazine, Travel Weekly and Tour & Travel News.

        Through our retail franchise system, we feature a frequent flyer Miles Program as a value added benefit to promote consumer loyalty. Under our Miles Program, the first time a Travel Network customer travels, he or she receives an introductory certificate for 1,000 miles, which may be utilized in conjunction with any one of six-major United States air carriers. Thereafter, the consumer, through subsequent travel, may earn additional miles in addition to that earned under the airlines frequent traveler program. This enables Travel Network retail customers to earn additional frequent traveler benefits (one from the airline's frequent traveler program and a separate Miles Program benefit from Travel Network), thereby enhancing consumer loyalty.

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

Competition
-----------

        We have the characteristics of both an online travel provider and a brick and mortar travel agency. We rely on selling our travel-related products through traditional brick and mortar travel agencies and online sites. Our buying power and low acquisition costs differentiate us from our competitors. This unique positioning results in having few direct competitors. Our competition can be classified into three separate types of companies: the online travel providers, the retail travel providers and electronic distributors of travel information and services.

            We believe there are currently no direct competitors to the REZconnect(R) technology. Those reservation systems that do exist, such as Opentables.com in the restaurant field, Worldres in the hotel industry and Uniglobe.com in the cruise field, require the use of proprietary computer hardware and/or software and the maintenance of inventory. The lack of these requirements is a major distinguishing factor and we believe a selling point for REZconnect(R).

            Those websites one might assume are competitors, such as Travelocity.com, Priceline.com, Expedia.com and Orbitz.com, actually are not. Those sites are retailers of travel online, unlike the Company, which is serving a facilitator function only. In addition, the REZconnect(R) target markets, are generally not serviced by these companies. REZconnect(R) technology could augment these sites, providing their users with access to the niche hotel, cruise and restaurant markets that the Company is targeting which cannot be booked in real time by these suppliers. This application of REZconnect(R) has already been shown through its relationship with Worldspan.

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

            Priceline.com offers similar travel booking capabilities to the other online providers, but in a uniquely different fashion. Priceline.com allows customers to bid their own price for domestic and international airlines and hotel chain reservations. Priceline.com in turn searches, its database to determine whether the request can be met, at the user's bid price. However, if the bid price is met, the user has no flexibility to change any of the arrangements made by Priceline.com or to meet his/her request.

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

            The retail travel provider most comparable to us is Uniglobe.com. It provides products and services through the Internet to leisure and business travelers and also operates a travel fulfillment center for home-based agents and online companies.

Legal Proceedings

            In a lawsuit filed in Indiana on June 21, 1999, JCB Enterprises ("JCB"), a franchisee of the Company, sought monetary damages for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement between the Company and JCB as well as a declaratory judgment on whether a partnership existed between JCB and the Company. JCB filed for bankruptcy protection and JCB's interest in the lawsuit was transferred to JCB's bankruptcy trustee. On August 2, 2001, pursuant to a motion to approve settlement filed by JCB's bankruptcy trustee, the matter was settled. In connection there with, the Company was required to pay by payment to the Trustee of $150,000. This amount was charged to operations in 2001.

Employees

            As of December 31, 2002, the Company had a total of 10 employees.

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


                                   MANAGEMENT

Directors, Director-elect and Executive Officers

        Set forth below is certain information concerning the directors and executive officers:

Name                  Age                   Position/Title
----                  ---                   --------------
Michael Y. Brent      60....................President, Chief Executive Officer, Secretary and
                                            Director
Derek J. Brent.       31....................Treasurer, Vice President/Sales and Director
Harold L. Kestenbaum  52....................Director


        Mr. Michael Y. Brent, President, Chief Executive Officer, Secretary and a Director, graduated from the University of Miami in June 1965 with a Bachelor of Arts in administration and accounting. From July 1965 through 1974, he was a Director of Convention Sales for his family hotel business. From 1974 - 1981, Mr. Brent owned and operated his own travel company. In 1982, he helped start Travel Network, Ltd. (one of our predecessors) and served as Vice President until June 1989 when he became it's Chief Operating Office and a part owner. In 1994, Mr. Brent became our President and Chief Executive Officer. Mr. Brent owns 4,000,000 shares and is our largest shareholder.

        Mr. Derek J. Brent, a Director as well as Treasurer and Vice President/Sales, joined our predecessor in May 1993 as sales consultant. In 1996, he became Director of Sales. Mr. Brent, the son of Michael Y. Brent, graduated from the University of Maryland in June 1993 with a Bachelor of Business Administration and Accounting, majoring in accounting. He has passed all necessary CPA examinations.

        Mr. Harold Kestenbaum, an independent Director of our predecessor since 1995, is also our franchise and general counsel. Mr. Kestenbaum has been engaged primarily in the private practice of law, specializing in franchise law from his Garden City, New York offices.

Contract Managers

        Mr. Ori Klein, Chief Technology Officer, a key independent contractor, has 5 years of experience in the conception, design and development of Internet solutions and 10 years of MIS experience. During the last two (2) years, Mr. Klein worked for a major web development company of which REZconnect(R) was a significant client. Mr. Klein supervised and worked on our website and in the development of our web pages, infrastructure and menu-driven systems.

Director, Officer and Contract Manager Compensation

        All employees are paid a salary commensurate with their responsibility and position. Certain officers and contract managers are paid a bonus (see chart below) based on our results of operations and the respective employee's contribution there to. The following table sets forth certain information regarding compensation for the fiscal year ended December 31, 2002, and the two prior years, earned by or paid to our current Chief Executive Officer, other executive officers and directors (collectively the "Directors and Officers") and one independent contractor manager (with information prior to September 17, 1999 relative to our predecessor, Global Travel Network, L.L.C.):

                                Fiscal        Salary/         Bonus/       Stock
Directors and Officers           Year     Consulting Fee   Commission   Options(1)(2)(6)
                                             (4)(5)
----------------------           ----     --------------   ----------   -------------
    Michael Y. Brent (1) (2)      2002       197,229    $60,000         N/A
                                  2001       166,930    $58,300         N/A
                                  2000       151,000    $58,000

    Derek J. Brent (1)            2002        56,375      N/A           N/A
                                  2001        46,286      N/A           N/A
                                  2000        46,000      5,000         N/A

    Harold L. Kestenbaum (3)      2002         4,700        -0-         N/A
                                  2001         5,000        -0-         N/A
                                  2000        15,000        -0-         N/A

Contract Managers
-----------------
    Ori Klein                     2002        36,000        -0-         N/A
                                  2001        48,000       N/A         N/A
                                  2000        96,000       N/A          N/A




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

(4) Under our Employee Stock Option Plan, 500,000 shares of common stock have been reserved for issuance in 2000 and approximately 500,000 options have been granted to date to employees. Under such Plan, each employee is annually granted a minimum of 500 shares to a maximum of 10,000 shares (based upon tenure, position and job performance). Each option is exercisable over a 3-year period. So long as the employee continues in such capacity with us, options vest 1/3 annually on the anniversary of their original grant. In 2001 we modified the stock option plan and lowered the exercising price, for all employees, as follows: senior management from $3.00 to $1.00 per share and all other employees from $8.00 to $2.00 per share. The plan is administered by our Board of Directors acting as a Compensation Committee.

(5) All employees took a salary reduction of 15%-25% in exchange for shares of restricted common stock with a value, at the time of issue, equal to the reduction in salary. The reduction occurred in the 4th quarter of 2001 and continued in the 1st, 2nd and 3rd quarters of 2002.

(6) During the 4 quarters of 2002, some of the officers took a reduction in salary and were paid in restrictive stock, and for the purposes of compensation was calculated at the market price of the share at the time of issuance with Derek Brent receiving 59,254 shares and Michael Brent receiving 247,895 shares.

Agreement with Our Chief Executive Officer

        We have entered into a long-term employment agreement with Michael Y. Brent (our President and Chief Executive Officer). See "Risk Factors -- Dependence on Management." Under such agreement (which expires April 9, 2005 and subjects him to confidentiality, non-raid and non-compete provisions), Mr. Brent is paid, directly or indirectly, a combination of (i) a $200,000 salary and/or consulting fee with annual increases of 6% and (ii) options and/or warrants, determined by the Board acting as a Compensation Committee, based on our financial performance. Mr. Brent will continue to be subject to his confidentiality covenant and, for 3 years, his non-compete covenants. His estate also receives a benefit in the amount of one year's salary, upon Mr. Brent's death.

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

Item 2.  Properties
-------  ----------

        Our principal executive office consists of approximately 2,000 sq. ft. of leased space in an office building in Englewood Cliffs, New Jersey. The current monthly rent is $3,500. The lease expires in April 2008. We have no other offices and we do not own any properties. All franchised agency sites are owned or leased directly by the franchisees for such agencies.

Item 3.  Legal Proceedings
-------  -----------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
None.

                                     PART II

Item 5.  Market for Registrant's Common Stock
-------  ------------------------------------

Common Stock Prices

       Our common stock has traded on the OTC Bulletin Board under the symbol "REZT" from August 29, 2001 to date.
       Prior thereto, it was traded under
            "ETRV" from September 17, 1999 to December 19, 1999 "ETVT" from December 20, 1999 to August 28, 2001
       Prior thereto, it was trading under the symbol "PLEX". The following table sets forth the high and low closing share prices per share for the periods indicated:

                                                  High           Low
                                                  ----           ---
Fiscal year ended December 31, 2002
     First quarter                             $0.31          $0.14
     Second quarter                             0.56           0.30
     Third quarter                              0.56           0.30
     Fourth quarter                             1.01           0.20

Fiscal year ended December 31, 2001
     First quarter                             $0.84          $0.25
     Second quarter                             0.45           0.16
     Third quarter                              0.21           0.14
     Fourth quarter                             0.24           0.14




        At December 31, 2002 the closing price per share for our common stock, as reported by NASDAQ was $$0.55.

Dividend Policy

        We have not declared nor paid a cash dividend on our common stock since we became publicly owned. It is the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

        As of March 31, 2003, we had 398 common and no preferred shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Recent Sales of Unregistered Securities
 None

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

        Almost all of our revenue to date has come from the franchise system, travel services and online site fees. We expect that REZconnect(R) technologies will play an important part in our 2003 revenue projections as we release the various applications within the travel and entertainment industries. During the last 2 years, a larger portion of our expenses were related to our technology.

OVERVIEW

        Our revenues to date is predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required of the Company have been performed and collectability of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned. Online travel income is recorded when earned and is recognized based on the websites hosted.

        With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

        The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Based on the past several years leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered the Company incentive commissions above the standard compensation for its volume business. The Company expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the later offering the Company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to the Company or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. Each website travel store owner pays the Company a monthly fee of $5.00-$49.00 (depending upon multiple user contracts) plus the Company can earn transactional compensation from travel purchased off each website.


Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues:

                                       Year Ended       Year Ended
                                      December 31,   December 31,
                                         2001             2002

Revenues

   Franchise  fees                        4.2 %         0.5 %
   Franchise service fees and other      28.8 %        26.6 %
   Travel products and services          65.0 %        64.0 %
   Advertising and other                  2.0 %         4.7 %
   Online Travel Stores                                 4.2 %
                                        -------         -------

TOTAL REVENUES                           100 %          100 %
                                        -------         -------

Operating Expenses
   Cost of travel products and sales     64.8 %        57.7 %
   Marketing and selling                  9.7 %         3.9 %
   General and administrative            45.7 %        32.2 %
                                        -------         -------
   Write-off of advertising receivable  12.6%          63.8 %
   Write-off of goodwill                  -0-           6.5 %
   Depreciation and amortization         2.7%          14.2 %

TOTAL OPERATING EXPENSES               135.5%         178.3 %
                                       -------        -------

  Income (loss) before other
   Income and income taxes               (35.5%)       (78.3%)
   Other income - primarily interest       1.2 %        1.46%
                                        -------         -------
   Income (loss) before income taxes         (34.3%)   (76.9%)
   Income taxes                            -                -
                                        -------         -------
 Net income (loss)                           (34.3%)   (76.9%)
                                        =======         =======


REVENUES

        Franchise Fees. Franchise fees declined in 2002 as compared to 2001 by approximately $153,000 as a result of declining market conditions and management's decision in 2001 to focus a substantial portion of its resources on the development and growth of the Company's Internet presence. In 2002 and 2001, the Company reduced its advertising and promotion of franchising activities in its domestic and international markets because of time and cost considerations and devoted increased attention to its development of Internet based travel services.

        Franchise Service Fees and Other Service Fees. Franchise service fees and other service fees in 2002 declined as compared to 2001 by approximately $500,000, a decline of 45.5% This was attributable to less franchisees in the system, partially offset by higher average franchise fees. Our franchise agreements require franchisees to pay monthly franchise fees, which have annual scheduled increases. Individual franchise arrangements can provide the Company with annual fees ranging from $3,000 to $9,000. In addition, each franchise agreement has a provision for an increase in our service fee based on year-over-year change in the consumer price index.

        Travel Products and Services. Travel products and services decreased by approximately $1,072,000 from 2001 to 2002, a decrease of approximately 42%. The decrease is attributable to a decrease in the number of franchisees utilizing the Company as their credit card merchant of record, less travel in general in 2002, especially post-September 11, 2001 and a decrease in override commissions received. Online Travel income, the Company's new business segment, make up 4.2% of revenue in 2002.

OPERATING EXPENSES

        Cost of Travel Products and Services. Cost of travel products and services decreased by approximately $1,216,000 or 47% in 2002 as compared to 2001. These costs decreased as a result of lower travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was approximately 90% for 2002 and 99% for 2001.

        Marketing and Selling. Marketing and selling expenses decreased by approximately $293,000 from 2002 to 2001. The decrease represents a change of approximately 76%. The significant changes were decreases in payroll costs, commissions and startup fees paid on the accounts receivable of the franchisees.

        General and Administrative. General and administrative expenses decreased by approximately $1,053,000 or 58% from 2001 to 2002. As a percentage of total revenues, general and administrative expenses were 32.2% in 2002 as compared to 45.7% in 2001. The decrease in general and administrative expense in 2002 is attributable to decreases in consulting expenses related to the Company's Internet activities. A decrease in bad debts is partially attributable to weaker market conditions and no litigation settlements in 2002 compared to the settlement of litigation in 2001, in the amount of $150,000.

Goodwill and Other Intangible Assets

         Other items of expense are: the recording of an impairment of advertising \receivables in the amounts of $1,496,000 and $500,000 in 2002 and 2001,respectively. The $1,496,000 impairment was recorded recently when the Company discovered that the company who guaranteed delivery of the advertising credits has ceased operations. Rezconnect, after consulting with legal counsel, decided to write-off 100% of this asset. The Company is reviewing its options with such counsel. The write-off in goodwill, in the amount of $153,400 was recorded following the Company's evaluation of its value in accordance, with Statement of Financial Accounting Standards No. 142 which calls for an annual assessment of any impairment of goodwill. Goodwill was deemed to have no value. In addition, the Company recorded an allowance for approximately $237,000 against both its notes receivable from franchisees and deferred revenue balances due to the fact that these balances have been outstanding for a few years and have not been repaid. The recording of the allowance has no effect on the Company's income statement.

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

        The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to (I) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner,
(vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to September 11 and the conflict with Iraq.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operating activities in 2002 was approximately $34,000 as compared to cash used in operating activities of $485,000 in 2001.

        Cash provided by financing activities was approximately $325,000 in 2002 and used by financing activities was approximately $35,000 in 2001. Cash provided by financing activities in 2002 was mostly from the amount borrowed from the SBA. As of December 31, 2002, we had approximately $63,000 in cash and approximately $711,000 in short-term investments.

        The Company believes that cash and short term investments on hand at December 31, 2002 and its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.

FORWARD-LOOKING STATEMENTS

        All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the company's financial position, business strategy and the plans and objectives of the company's management for future operations are forward-looking statements. When used in this annual report, words such as "anticipate", "believe," "estimate," "expect," "intend", and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions. Competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy And liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

         The brick and mortar franchise system of travel agencies is an established 21-year old system. The Company has redirected its focus on internet products and services that include Rezcity.com, an online city guide and travel store. It is also using its software applications, that it has previously invested extensively in, to drive the online travel store to independent retail travel agencies, as well as, developing reservations systems which suppliers link their computer systems to airline computer systems and interact via the internet to take bookings from travel agents and consumers using its unique patent pending technology.

Item 7. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None

                                    PART III

Item 8.  Directors and Executive Officers, Promoters and Control Persons;
-------  -----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------


     The directors and executive officers of the Company are as follows:

Name                  Age     Position(s) with the Company
----                  ---     ----------------------------

Michael Brent . . .   60      President and Chief Executive Officer and Director
Derek Brent . . . .   31      Vice President of Reservations and Director
Harold Kestenbaum .   52      Director

        Michael Brent has been a director of the Company since September 1999. He graduated from the University of Miami in June 1965 with a Bachelor of Arts, in administration and accounting. From July 1965 through 1974, he was a Director of Convention Sales for his family hotel business. From 1974 - 1981, Mr. Brent owned and operated his own travel company. In 1982, he helped start Travel Network, Ltd. (the Company) and served as Vice President until June 1989 when he became its Chief Operating Officer and a part owner. In 1994, Mr. Brent became the Company's President and Chief Executive Officer. As of December 1997, he became sole owner of the Company. Mr. Brent has been a director of the Company since 1999.

        Derek Brent has been a director of the Company since September 1999. He joined the Company in May 1993 as a sales consultant. In 1996, he became Director of Sales. Mr. Brent, the son of Michael Y. Brent, graduated from the University of Maryland in June 1993 with a Bachelor of Business Administration and Accounting, majoring in accounting. He has passed all necessary CPA examinations. Mr. Brent has been a director of the Company since 1999. In addition he currently serves as our principal accounting officer.

        Harold Kestenbaum has been an independent director the Company since September 1999. Mr. Kestenbaum has been engaged primarily in the private practice of law, specializing in franchise law from his Garden City, New York offices.

Item 9.   Executive Compensation
-------   ----------------------

     The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered for the fiscal years ended December 31, 2002, 2001 and 2000.

                                     Summary Compensation Table

                                            Annual Compensation            Long-Term Compensation
                                     ---------------------------------  ----------------------------

                                                          Other Annual   Restricted   Securities
     Name and               Fiscal                        Compensation  Stock Awards  underlying
All Other
Principal Position           Year     Salary      Bonus        (1)         ($)      Options/SARS(#)
Compensation
------------------          ------    ------      -----   ------------ ------------ --------------
Michael Y. Brent             2002     $197,229     -          $60,000            -            -
Chairman, President and      2001     $166,930     -          $58,300            -            -
Chief Executive Officer      2000     $151,000     -          $58,000

(1)  Includes automobile, medical and miscellaneous travel expenses.

Employment Contracts

     In March 2000, we entered into an employment agreement with Michael Y. Brent, for a term expiring in 2005, providing for an annual base salary of $200,000 a year with annual 6% increases thereafter, and bonus incentive of 10% of all front end franchise fees earned by the Company.

Option/SAR Grants in Last Fiscal Year

        The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended December 31,2002.

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


                                          Number of
                                      Securities Underlying       Value of Unexercised
                                      Unexercised Options           In-The-Money Options
                                        at Fiscal Year End          at Fiscal Year End
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

Indemnification Agreements

        We have entered into separate indemnification agreements with our officers and directors and we have agreed to provide indemnification with regard to specified legal proceedings so long as the indemnified officer or director has acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. We only provide indemnification for expenses, judgments, fines and amounts paid in settlement actually incurred by the relevant officer or Director, or on his or her behalf, arising out of proceedings brought against the officer or Director by reason of his or her corporate status.

Compliance with Section 16(a) of the Securities Exchange Act

        Section 16(a) of the Exchange Act requires our executive officers, Directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth, as of March 18, 2003, information with regard to ownership of our common stock by (1) each beneficial owner of 5% or more of our common stock, based on filings with the Commission; (2) each executive officer named in our "Summary Compensation Table"; (3) each of our directors; and (4) all of our executive officers and directors as a group:


                            Common Stock                   Percent
Name and Address (1)   Beneficially Owned              of Class
--------------------      ------------------              --------

Michael Y. Brent              4,847,032                      46.75%
Derek Brent                     162,328                       1.56%
Harold Kestenbaum                  -                          -
Directors and Officers
 as a group (3 persons)       5,009,360                      48.31%

-------
(1) The address of each of the individuals and entities in this table is 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.


Item 12.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

        The Company pays commissions to another company owned by Michael Brent. Such payments totaled approximately $60,000 and $58,300 for the years ended December 31, 2002 and 2001 respectively.


                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------    ---------------------------------------------------------------

     (a) Financial Statements

     The financial statements listed in the accompanying index to financial statements and schedule on Page F-1 are filed as part of this report.
     (b) Exhibits

     Certain of the following exhibits (as indicated in the footnotes to the list), were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1993 or under the Securities Exchange Act of 1934 and are herein incorporated by reference.

Exhibit
  No.                         Exhibits
-------                       --------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, File No. 33-29561-NY).
3.2 Certificate of Amendment to the Certificate of Incorporation of the Company (Incorporated by reference to Form 10-KSB for the fiscal year ended November 30, 1998).
3.3 Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of New York on September 28,
      1999. (Incorporated by reference to Form 10-KSB for the fiscal year ended
      December 31, 1999.)
3.4   By-Laws of the Company, as amended.(Incorporated by reference to Exhibit
      3.2 to Registration Statement on Form S-18, File No. 33-29561-NY).
10.1  Employment Agreement between the Company and Michael Y. Brent, dated March
      1, 2000. (Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1999.)
10.2 Lease Agreement between Wal-Mart Stores, Inc. and Travel Network dated as of July 1, 1996. (Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1999.)
10.3  Form of Indemnification Agreement. (Incorporated by reference to Form
      10-KSB for the fiscal year ended December 31, 1999.)
10.4 Certificate of Amendment to the Certificate Incorporation of the Company filled with the Secretary of State of New York on September 28, 2000
      (Incorporated by reference to Exhibit 3.1.2 to Form SB-2 Registration
      Statement, File No. 333-4666)


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REZconnect(R) Technologies, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of March, 2003.

                                  REZconnect(R)Technologies, Inc.

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent
                                  Chairman of the Board,
                                  President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of REZconnect Technologies, Inc. (formerly ETRAVNET.COM,INC.) in the capacities indicated on the 31st day of March, 2003.


/s/ Michael Y. Brent        Chairman of the Board               March 31, 2003
Michael Y. Brent            President and
                            Chief Executive Officer

/s/ Derek Brent             Director                            March 31, 2003
Derek Brent

/s/ Harold Kestenbaum       Director                            March 31, 2003
Harold Kestenbaum

CERTIFICATIONS

I, MICHAEL Y. BRENT, certify that:

1. I have reviewed this annual report on Form 10-K of REZconnect Technologies, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
                a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known particularly during the period in which this annual report is being prepared.
                b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and
                c. Presented in this annual report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors.
                a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
                b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. The Registrant's other certifying officers and I have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 3/31/03

     /s/ Michael Y. Brent

     -----------------------------------------
     [signature]
     Chairman of the Board, President and Secretary

CERTIFICATIONS

I, DEREK J. BRENT, certify that:

1. I have reviewed this annual report on Form 10-K of REZconnect Technologies, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.
4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
                c. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to us, particularly during the period in which this annual report is being prepared.
                d. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and
                e. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors.
                f. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
                g. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. The Registrant's other certifying officers and I have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/31/03
/s/ Derek J. Brent

-------------------------------------------------
[signature]
Chief Financial Officer

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

                              FINANCIAL STATEMENTS
                                      AND
                                AUDITORS' REPORT

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                    CONTENTS
                                                                            Page
                                                                            ----
AUDITORS' REPORT                                                              1

FINANCIAL STATEMENTS
   Balance Sheet                                                              2
   Statements of Operations                                                   3
   Statement of Shareholders Equity                                           4
   Statement of Cash Flows                                                    5
   Notes to Financial Statements                                           6-15

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders Rezconnect
Technologies, Inc.

We have audited the accompanying balance sheet of Rezconnect Technologies, Inc (formerly Etravnet.Com, Inc.) as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rezconnect Technologies, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets', effective January 1, 2002.

Garden City, New York March 18,
2003

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

                                  BALANCE SHEET

                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS
   Cash (Note 1)                                                    $    63,318
              =                                                     ===========
   Short-term investments (Note 1)                                      711,520
   Accounts receivable, less allowance for doubtful
     accounts of $71,257 (Note 4)                                       270,806
   Current portion of notes receivable (Note 1)                          76,281
              -                                                     -----------
        Total Current Assets                                                    $ 1,121,925
PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation of $109,947 (Note 1 and 4)                                               --
OTHER ASSETS
   Advertising receivable (Note 2)                                           --
   Goodwill (Note 1)                                                         --
   Notes receivable, less current portion (Note 1)                      440,641
   Capitalized software costs, at cost, less
     accumulated amortization of $                                      311,445
     (Notes 1 and 3)                                                    934,334
   Security deposits                                                     21,313
              -                                                     -----------
        Total Other Assets                                                        1,396,288
                                                                                -----------
        TOTAL ASSETS                                                            $ 2,518,213
                                                                                ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long term debt (Note 4)                    $     2,893
   Accounts payable and accrued expenses (Note 8)                        81,612
   Deferred revenue (Note 1)                                             76,281
                          -                                         -----------
        Total Current Liabilities                                               $   160,786
OTHER LIABILITIES
   Long term debt, less current maturities (Note 4)                     321,607
   Deferred revenue (Note 1)                                            440,641
   Security deposits                                                     42,627
                                                                    -----------
        Total Other Liabilities                                                     804,875
                                                                                -----------
        Total Liabilities                                                           965,661
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY (Notes 1, 3 and 6)
   Preferred stock, par value $.001; authorized
     5,000,000 shares; -0- shares issued and outstanding                     --
   Common stock, par value $.001; authorized
     20,000,000 shares; issued and outstanding 9,362,983 shares           9,362
   Additional paid-in capital                                         6,198,963
   Accumulated deficit                                               (4,655,773)
                                                                     ----------

        Total Shareholders' Equity                                                1,552,552
                                                                                -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 2,518,213
                                                                                ===========


                 See accompanying notes to financial statements.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                 2002              2001
                                                              -----------      -----------
Revenues (Note 1)
   Franchise fees                                             $    12,876      $   166,134
   Franchise service fees and other                               621,483        1,121,885
   Travel products and services                                 1,500,616        2,572,789
   Online travel income                                            98,129           18,271
   Advertising and other                                          110,010           81,530
                                                              -----------      -----------
      Total Revenues                                            2,343,114        3,960,609
                                                              -----------      -----------
Operating Expenses
   Cost of travel products and services                         1,350,916        2,567,492
   Marketing and selling                                           92,373          385,778
   General and administrative, including $144,356 and $97,292 in 2002 and 2001 in the form of common stock issued
      to employees and others (Notes 2 and 5)                     753,927        1,807,568
   Impairment of goodwill (Note 1)                                153,400               --
   Impairment of advertising receivable (Note 2)                1,496,000          500,000
   Depreciation and amortization expense                          332,030          107,000
                                                              -----------      -----------
      Total operating expenses                                  4,178,646        5,367,838
                                                              -----------      -----------
      Loss before other income and income taxes                (1,835,532)      (1,407,229)
Other Income -primarily interest                                   34,200           46,932
                                                              -----------      -----------
      Loss before income taxes                                 (1,801,332)      (1,360,297)

Income taxes (Note 7)                                                  --               --
                                                              -----------      -----------
      Net loss                                                 (1,801,332)      (1,360,297)

Preferred stock dividends (Note 6)                                (35,808)         (69,775)

      Net loss applicable to common stockholders              $(1,837,140)     $(1,430,072)
                                                              ===========      ===========
   Earnings (Loss) Per Share:
     Weighted average common shares outstanding                 7,915,078        5,774,809
                                                              ===========      ===========
   Basic and diluted loss per share                           $      (.23)     $      (.25)
                                                              ===========      ===========

                 See accompanying notes to financial statements.

                                                    REZCONNECT TECHNOLOGIES, INC.
                                                    (FORMERLY ETRAVNET.COM, INC.)

                                                 STATEMENTS OF SHAREHOLDERS' EQUITY

                                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                           Additional
                                           Preferred Stock          Common Stock           Paid-In     Accumulated
                                        Shares        Amount      Shares      Amount       Capital       Deficit           Total

Balance - January 1, 2001              143,497      $ 143       5,620,379     $5,620     $ 5,974,074    $(1,494,144)    $ 4,485,693

Common shares issued for services
   and dividends (Note 6)                   --         --         701,390        701         131,209             --         131,910

Preferred dividends (Note 6)                --         --              --         --         (69,775)            --         (69,775)

Net loss                                    --         --              --         --              --     (1,360,297)     (1,360,297)

Balance, December 31, 2001             143,497        143       6,321,769      6,321       6,035,508     (2,854,441)      3,187,531

Common shares issued for services
   and dividends (Note 6)                   --         --         863,699        864         201,440             --         202,304

Preferred dividends (Note 6)                --         --              --         --         (35,808)            --         (35,808)

Issuance of common shares to former
   members                                  --         --       1,173,036      1,173          (1,173)            --              --

Conversion of preferred shares
   to common (Note 6)                 (143,497)      (143)      1,004,479      1,004          (1,004)            --            (143)

Net loss                                    --         --              --         --              --     (1,801,332)     (1,801,332)

Balance, December 31, 2002           $      --      $  --      $9,362,983     $9,362     $ 6,198,963    $(4,655,773)    $ 1,552,552

                         REZCONNECT TECHNOLOGIES, INC.
                         (FORMERLY ETRAVNET.COM, INC.)
                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                    2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $(1,801,332)     $(1,360,297)
                                                                                 -----------      -----------
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
      Depreciation and amortization                                                  332,030          109,000
      Impairment of goodwill                                                         153,400               --
      Impairment of advertising receivable                                         1,496,000          500,000
      Common stock issued and stock options granted
        to employees and consultants                                                 144,356           97,292
      Changes in assets and liabilities:
        Accounts receivable                                                           11,614           91,665
        Notes receivable                                                             398,387           24,535
        Prepaid expenses and other current assets                                         --            1,857
        Security deposits                                                            (41,408)         (17,488)
        Accounts payable and accrued expenses                                       (328,250)          92,996
        Deferred revenue                                                            (398,387)         (24,535)
                                                                                 -----------      -----------
        Total adjustments                                                          1,767,742          875,322
                                                                                 -----------      -----------
        Net cash used by operating activities                                        (33,590)        (484,975)
                                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for software license fee and costs of development                          (58,128)              --
  Redemption of (payments for) short-term investments                               (210,785)         530,483
                                                                                 -----------      -----------
        Net cash provided (used) by investing activities                            (268,913)         530,483
                                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of long term debt                                                         324,500               --
  Preferred dividends                                                                     --          (35,157)
                                                                                 -----------      -----------
        Net cash provided (used) by financing activities                             324,500          (35,157)
                                                                                 -----------      -----------
NET INCREASE IN CASH                                                                  21,997           10,351

CASH - beginning                                                                      41,321           30,970
                                                                                 -----------      -----------
CASH - end                                                                       $    63,318      $    41,321
                                                                                 ===========      ===========
                                 NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of 100,000 common shares for software                                   $    22,000      $        --
                                                                                 ===========      ===========
Preferred dividends paid by issuance of common stock                             $    35,808      $    34,618
                                                                                 ===========      ===========

                 See accompanying notes to financial statements.

                     REZCONNECT TECHNOLOGIES, INC. (FORMERLY
                               ETRAVNET.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

       As of December 31, 2002, the Company has 215 franchises operating in 35 U.S. states. Additionally, there are franchises in 4 countries.

       Beginning in 1999, the Company began developing Internet-based marketing and technology services.

       In recent years, the Company began shifting its operations away from franchising in order to concentrate on developing its internet travel agency business. The Company's investments in software and technology are directed towards the enhancement of its online travel agency.

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

                          REZCONNECT TECHNOLOGIES, INC.
                         (FORMERLY ETRAVNET.COM, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

       As of December 31, 2002, the Company has taken a reserve against its notes receivable and corresponding deferred revenue balance for approximately $237,000 due to non-collection of balances in recent years.

       Travel Products and Services

       Commissions earned from the sales of travel products and services are recognized when earned. Revenues earned from all other sales of travel and related products, where the Company is the credit card merchant of record, are recorded when earned at their aggregate retail value. Cancellations have historically not been material.

       Advertising and Other

       Advertising, franchise service fees and other revenues are recognized as they become payable. Other revenue consists primarily of travel related income from the operation of a retail travel service and certain earned commissions.

       Online Travel Income

       Online travel income is recognized when earned income is recorded on a monthly basis based on the number of websites hosted.

       CONCENTRATION OF CREDIT RISK

       The Company is subject to credit risk through its cash, trade receivables, short-term investments and notes payable. Credit risk with respect to cash is minimized as the Company maintains deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund to minimize credit risk.

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

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       SHORT-TERM INVESTMENTS

       Short-term investments consist of mutual bond funds which are classified as "available-for-sale" securities and, accordingly, are carried at fair value. Realized gains and losses are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. At both December 31, 2002 and 2001, cost approximated market value. ADVERTISING The Company expenses advertising costs as incurred. Advertising expense was approximately $17,511 and $31,700 for 2002 and 2001, respectively.

       GOODWILL

       The excess of cost over net assets acquired (goodwill) was being amortized on a straight-line basis over five years. On January 1, 2002, pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", amortization of goodwill was discontinued. The Company reviewed the remaining goodwill recorded and has deemed it to have no value based upon current economic conditions. Accordingly, the Company has recorded a charge for $153,400 to the franchise and travel related management services segment of the Company.

       The following table presents adjusted net loss and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142 for the year 2001: 2002 2001 Net loss as reported $ (1,837,140) $
       (1,430,072) Add back: Goodwill amortization - 46,000 Pro forma net loss (1,837,140) (1,384,072) Loss per share as reported (.23) (.25) Pro forma loss per share (.23) (.24) PROPERTY, EQUIPMENT AND DEPRECIATION Property and equipment is stated at cost, and consists of fixtures and store equipment. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, five to seven years.

       PROFIT SHARING PLAN

       The Company sponsors a defined contribution plan. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors. Employees may make voluntary contributions, subject to statutory limitations. The Company elected not to make a contribution for 2002 or 2001.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       COMPREHENSIVE INCOME

       The Company follows the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes rules for reporting and display of comprehensive income and its components. There are no items of other comprehensive income for 2002 and 2001.

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

       EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assume that outstanding common shares are increased by common shares issuable upon exercise of stock options and the conversion of preferred stock where their exercise or conversion would be dilutive. Potentially dilutive securities are as disclosed in Note 4. In both 2002 and 2001, the effects of assumed exercise of options and warrants and/or the conversion of preferred shares would be anti-dilutive.

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

       RECLASSIFICATION

       The 2001 financial statements have been reclassified to conform to the 2002 presentation. Such reclassification had no effect on net income.

                          REZCONNECT TECHNOLOGIES, INC.
                         (FORMERLY ETRAVNET.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

2.     ADVERTISING RECEIVABLE

       In January 2000, the Company entered into an agreement with a company that specializes in arranging and brokering the placement of cable advertising. Under the terms of the agreement, the Company issued 207,289 shares of its common stock in return for the promise by the other party to provide approximately $2,021,000 of cable advertising credits to the Company. Through December 31, 2000, the Company utilized approximately $25,000 of such credits. No credits were utilized during 2001 and 2002. Advertising expense is charged when the advertising credits are utilized. An allowance of $500,000 was taken against the receivable balance as of December 31, 2001 due to non-use of the advertising credits and a dispute with the vendor over the terms of the agreement. Recently, the Company discovered that the vendor is no longer in business. As such, an impairment of $1,496,000 was recorded as of December 31, 2002. The Company intends to vigorously pursue this matter in the near future but has elected to record the impairment since the cable advertising placement company has ceased operations and maybe judgement proof.

 3.    SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS

       In 1999, the Company entered into a four-year agreement to license software designed for and expected to be utilized by the Company in its e-commerce activities. In connection therewith, the Company paid the licensor an aggregate of $50,000 in 1999 and 2000 ("initial installment") and granted the licensor warrants to acquire an aggregate of 217,000 shares of the Company's common stock. The warrants, which are exercisable at between $4 and $5 per share for four years (100,000 shares) and five years (117,000 shares), respectively, were valued at an average of $4.40 per share. Commencing in the year that the software is deemed "available", as that term is used in the agreement, the Company was required to pay a license fee of $75,000. In February 2003, the Company reached an agreement with the licensor to waive the license fee of $75,000 in return for the issuance of common shares worth $50,000 at the time of issuance. The Company will then pay the licensor a 4% fee on all revenues generated from the use of the net-to-phone technology portion of the software.

       During 2002, the Company acquired additional software for approximately $58,000 and the issuance of 100,000 common shares which were valued at the fair value of 22 cents a share when issued for a total of approximately $80,000.

 4.    LONG TERM DEBT
       On January 11, 2002, as a result of the events of September 11, the Company borrowed $324,500 from the United States Small Business Administration under its disaster relief program. Payments were to commence in January 2003, however, the Small Business Administration extended the commencement date to November 2003. The loan is repayable in monthly installments of $2,607 including interest at 4% per annum through October 2017. The loan is guaranteed by the Company's chief executive officer and is collaterized by the accounts receivable and property and equipment of the Company.

       Minimum principal payments under long term debt agreement as of December 31, 2002 are as follows: 2003 $ 2,893 2004 17,768 2005 18,492 2006 19,245
       2007 20,029 Thereafter 246,073 Total $ 324,500

                         REZCONNECT TECHNOLOGIES, INC.
                         (FORMERLY ETRAVNET.COM, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


5.     COMMITMENTS AND CONTINGENCIES

       Leases

       The Company is obligated under an office lease, renewed in 2003 and extended until April 30, 2008, to pay minimum annual rentals, currently at $42,000, plus real estate taxes and operating cost charges. In addition, the Company has entered into various lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for 13 locations pursuant to a master lease arrangement. The Company has also entered into sub-lease agreements with franchisees at many of these Wal-Mart locations. The Company has an option to renew both the leases with Wal-Mart and the subleases with the franchisees for a two-year period and, additionally, three one-year periods.

       The following is a summary of net rental expense, included in general and administrative expenses, under all operating leases:

                                                 2002         2001
                                               --------     --------
                    Minimum rentals            $349,854     $581,937
                    Less: Sublease rentals      349,854      561,895
                                               --------     --------
                                               $     --     $ 20,042
                                               ========     ========

       Leases

       Minimum future rental payments under noncancelable operating leases(inclthenWal-Mart location leases), having initial terms in excess of one year, are as follows:

                 2003                              $   229,540
                 2004                                   73,447
                 2005                                   44,333
                 2006                                   46,333
                 2007                                   48,333
                 Thereafter                             16,333
                 Total                             $   458,319

The minimum future rentals have not been reduced by approximately $235,188 of sublease rentals to be received in the future under noncancelable subleases.

Legal Proceedings

In a lawsuit filed in Indiana on June 21, 1999, JCB Enterprises ("JCB"), a former franchisee sought monetary damages for alleged violations of the Indiana Franchise Act and Indiana Deceptive Franchise Practices Act, for common law fraud, rescission of the Franchise Agreement with the Company, as well as a declaratory judgment as to whether a partnership existed between JCB and the Company. Subsequently, JCB filed for bankruptcy protection and JCB's interest in the lawsuit was transferred to JCB's bankruptcy trustee ("Trustee"). On August 2, 2001, pursuant to a Motion to Approve Settlement filed by the Trustee, the matter was settled. In connection therewith, the Company was required to pay the Trustee $150,000 in settlement of all amounts due. This amount was charged to operations in 2001.

Additionally, the Company is involved in other legal proceedings incurred in the normal course of business. At December 31, 2002, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

5.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

       During 2000, the Company entered a five-year employment agreement with its Chief Executive Officer ("CEO"). Pursuant to the agreement, the CEO is paid an annual base salary of $200,000 per year with annual 6% increases, and a bonus incentive equal to 10% of all initial franchise fees earned by the Company. Additionally, the agreement provides the CEO certain rights in the event of a change in control of the Company.

6.     STOCKHOLDERS' EQUITY Preferred Stock

       During the third quarter of fiscal 2000, the Company issued 143,497 shares of its series A 7% cumulative convertible preferred stock at $7.00 per share. These shares, with a par value of $.001, are convertible into two shares of common stock, subject to adjustment. Also attached to each share of the preferred stock is a warrant to purchase one share of common stock at $10.00. The warrants are exercisable for a period of up to three years. Total proceeds, net of issuance costs, were $896,178. The preferred shares had a liquidation preference of $7 per share.

       During 2002, the Company offered its preferred shareholders the right to convert each of their units into seven shares of common stock. As of December 31, 2002, all of the preferred shares were converted into common shares. Dividends paid on the preferred stock in 2002 and 2001 were $35,808 and $69,775, respectively. The $35,808 was paid in 2002 through the issuance of 210,635 common shares. The $69,776 was paid in 2001 through the issuance of 247,268 common shares and $35,157 in cash.

       Common Stock Issued

       During the year ended December 31, 2002 and 2001, the Company issued 819,601 and 701,390 shares of common stock, respectively, which were recorded at their fair value at the time of issuance, as follows:

                                                                               2002                      2001
                                                                      ---------------------    -----------------------
                                                                      No. of Shares  Amount    No. of Shares    Amount
               Employee compensation                                    353,966     $113,356      202,266     $ 28,960
               Advertising expense                                           --           --       36,726       17,582
               Capitalized software cost                                100,000       22,000           --           --
               Consulting expense                                       155,000       31,000      215,000       50,750
               Preferred dividends                                      210,635       35,808      247,398       34,618
                                                                        -------     --------      -------     --------
                                                                        819,601     $202,164      701,390     $131,910
                                                                        =======     ========      =======     ========

Common shares are reserved for issuance as follows:

     Warrants

     Exercisable at $5.00 per share through December 2004            217,000
     Exercisable at $10.00 per share through November 2003           143,497

     Options

     Exercisable at various amounts through 2006
        (weighted average of $1.08 per share)                        475,000
                                                                     -------

     Total                                                           835,497
                                                                     =======

                          REZCONNECT TECHNOLOGIES, INC.
                         (FORMERLY ETRAVNET.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


6.     STOCKHOLDERS' EQUITY (CONTINUED)

       Stock Options

       On November 26, 2001, the Company's Board of Directors approved a proposal to cancel the stock options previously offered to employees, officers and directors in September, 1999 and granted new stock options to existing employees, officers and director.

       A summary of stock option activity and weighted average exercise price for each of the years ended December 31, 2002 and 2001 follows:

                                                                                 Weighted
                                                                                  Average
                                                               Options         Exercise Price
                                                               -------         --------------
       Outstanding, January 1, 2001                             493,000           $4.02
       Granted                                                  475,000            1.08
       Exercised                                                     --              --
       Forfeited/Cancelled                                     (493,000)             --

       Outstanding, December 31, 2001                           475,000           $1.08
                                                                -------
       Granted                                                       --           $  --
       Exercised                                                     --           $  --
       Forfeited/Cancelled                                           --           $  --
                                                                -------
       Outstanding, December 31, 2002                           475,000           $1.08
                                                                =======

       Exercisable at December 31, 2002                         475,000           $1.08
                                                                =======

       A summary of stock options outstanding and exercisable as of December 31, 2002 follows:

                                               Options Outstanding               Options Exercisable
                                       -----------------------------------  -----------------------------
                                          Weighted               Weighted                       Weighted
       Exercise         Number             Average                Average     Number            Average
       Prices         Outstanding        Remaining Life          Exercise   Exercisable      Exercise Price
       ------         -----------        --------------          --------   -----------      --------------
        $1.00           410,000             5 Years              $ 1.00       351,000           $1.00
        $2.00            65,000             5 Years              $ 2.00        45,000           $2.00

The fair value of the options granted for the years ended December 31, 2002 and 2001 were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:


                                        2002                    2001
                                        ----                    ----
Risk free interest rate                 5.00%                   6.00%
Expected volatility                   100.00%                 150.00%
Expected remaining lives                 2                       2
Expected dividend yield                 -0-                     -0-

                          REZCONNECT TECHNOLOGIES, INC.
                          (FORMERLY ETRAVNET.COM, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


6.     STOCKHOLDERS' EQUITY (CONTINUED)

       Stock Options (Continued)

       Had compensation cost for employee stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows for the year ended December 31, 2002 and 2001:


                                                        2002            2001
                                                   ------------    -------------
         Net loss as reported                      $ (1,837,140)   $ (1,430,072)
       Pro forma net loss                          $ (1,924,360)   $ (1,436,522)
         Loss per share as reported                $       (.23)   $       (.25)
       Pro forma loss per share                    $       (.14)   $       (.25)
         Merger Related Items

       In connection with the September 1999 merger with Playorena, Inc., certain Playorena shareholders agreed to indemnify the Company with respect to any amount paid or payable by the Company on account of certain Playorena obligations amounting to approximately $332,000. The indemnification relates to any claims made by a potential creditor within three years from the date of the merger. For this reason, the Company did not include these obligations of Playorena in its financial statements.

       In connection with the above, former members of a limited liability company that was a predecessor to the Company were entitled to preferential distributions of $258,000. The Company issued approximately 1,172,000 shares of its common stock in April 2002 in payment of the preferential distribution.

7.     INCOME TAXES

       As a result of the Company's operating losses in 2002 and 2001, no current income taxes are provided. The Company has net deferred tax assets of approximately $1,860,000 which consists principally of the income tax benefits of net operating loss carryforwards of approximately $4,650,000 which begin to expire in 2019. Due to the Company's history of operating losses, a valuation allowance in the amount of net deferred assets has been recorded.

8.     RELATED PARTY TRANSACTIONS

       The Company pays consulting fees to a company owned by the chief executive officer who is a significant shareholder. Expenses totalled approximately $60,000 and $58,300 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, $40,000 remains unpaid.

                          REZCONNECT TECHNOLOGIES, INC.
                         (FORMERLY ETRAVNET.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

9.     SEGMENT INFORMATION

       The Company operates in three business segments: providing and selling management services within the travel industry, including franchising activities, developing and commercializing Internet-based technology programs and on-line travel store services.

       Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate items not specifically allocated to the segments.

                                           Franchise
                                           and Travel                    Online
                                             Related        Internet     Travel
                                           Management      Technology     Store
          2002                              Services        Programs     Services     Other         Total
       ---------------------             -----------      ----------     --------    --------     -----------
       Revenues                          $ 2,244,985      $      --      $98,129     $     --     $ 2,343,114
       Segment profit (loss)             $(1,585,004)     $(291,413)     $40,885     $ 34,200     $(1,801,332)
       Total assets                      $   809,041      $ 874,238      $60,096     $774,838     $ 2,518,213
       Capital expenditures              $        --      $      --      $80,128     $     --     $    80,128
       Depreciation and amortization     $    20,585      $ 291,413      $20,032     $     --     $   332,030
       Interest income                   $        --      $      --      $    --     $ 34,200     $    34,200

                                           Franchise
                                           and Travel                    Online
                                             Related        Internet     Travel
                                           Management      Technology     Store
          2001                              Services        Programs     Services          Other         Total
       ---------------------             -----------      ----------     --------         --------     -----------
       Revenues                          $ 3,960,609      $        --      $       --     $     --     $ 3,960,609
       Segment (loss)                    $(1,234,897)     $  (125,400)     $       --     $     --     $(1,360,297)
       Total assets                      $ 3,002,741      $ 1,165,651      $       --     $500,735     $ 4,669,127
       Capital expenditures              $        --      $        --      $       --     $     --     $        --
       Depreciation and amortization     $   109,000      $        --      $       --     $     --     $   109,000
       Interest income                   $        --      $        --      $       --     $ 46,932     $    46,932

10.    SUBSEQUENT EVENTS

       On February 11, 2003, the Company's Board of Directors approved and ratified the issuance of 800,000 shares to Your Travel Biz, Inc. and 200,000 shares to YTB Travel and Cruises, Ltd. in exchange for an exclusive contract to service the Company's web-sites and travel services over a 20-year period. The Company loaned YTB Travel and Cruises Ltd. and Your Travel Biz, Inc. $150,000, $100,000 of which will be repaid, beginning December 1, 2003, in monthly installments of $10,000 including interest at 8% per annum. The remaining $50,000 will be repaid through the issuance of credits against monthly billings.