Form 10QSB
period 2003-03-31
REZCONNECT TECHNOLOGIES INC
filed 2003-05-15
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2003.
                                                        ---------------

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

                  Number of Shares Outstanding of Common Stock,
              $.001 Par Value, Shares as of March 31, 2003 10,362,983


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days. Yes[X] No[ ].

                          REZConnect Technologies, Inc.
                          (formerly Etravnet.com, Inc.)
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements (unaudited)
                   Condensed Balance Sheets .................................3
                   Condensed Statements of Operations........................4
                   Condensed Statements of Cash Flows........................5
              Notes To Condensed Financial Statements .......................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                              Results of Operations..........................9

Item 3.  Controls and Procedures............................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15
Item 2.  Changes in Securities and Use of Proceeds..........................15
Item 3.  Defaults Upon Senior Securities....................................15
Item 4.  Submission of Matters to a Vote of Security Holders................15
Item 5.  Other Information..................................................15
Item 6.  Exhibits and Reports on Form 8-K...................................15
         Signatures.........................................................15
         Certifications.....................................................16

                          REZCONNECT TECHNOLOGIES, INC.

                         CONDENSED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

REZCONNECT TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

                                        ASSETS

                                                                                      March 31,         December 31,
                                                                                        2003                  2002
                                                                                  -----------------     -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $        25,930       $        63,318
     Short-term investments                                                                 658,643               711,520
     Accounts receivable, less allowance for doubtful
         accounts of $74,061 and $71,257 as of
         March 31, 2003 and December 31, 2002, respectively                                 247,485               270,806
     Current portion of loan receivable                                                      40,000                    -
     Current portion of notes receivable                                                     76,281                76,281
                                                                                      -------------         -------------
              Total Current Assets                                                        1,048,339             1,121,925
                                                                                      -------------         -------------

OTHER ASSETS
     Capitalized software costs, at cost, less accumulated
         amortization of $415,260 and $311,445 as of
         March 31, 2003 and December 31, 2002                                               840,519               934,334
     Deferred costs, at cost, less accumulated amortization
         of $18,333 as of March 31, 2003                                                    201,667                   --
     Notes receivable, less current portion                                                 440,641               440,641
     Loan receivable, less current portion                                                  110,000                    -
     Security deposits and other assets                                                      22,313                21,313
                                                                                      -------------         -------------
              Total Other Assets                                                          1,615,140             1,396,288
                                                                                      -------------         -------------
              TOTAL ASSETS                                                          $     2,663,479       $     2,518,213
                                                                                      =============         =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $        82,384                81,612
     Deferred revenue                                                                        76,281                76,281
     Current maturities of long term debt                                                     7,269                 2,893
                                                                                      -------------         -------------
              Total Current Liabilities                                                     165,934               160,786
                                                                                      -------------         -------------

OTHER LIABILITIES
     Long term debt, less current maturities                                                317,231               321,607
     Deferred revenue                                                                       440,641               440,641
     Security deposits                                                                       42,627                42,627
                                                                                      -------------         -------------
              Total Other Liabilities                                                       800,499               804,875
                                                                                      -------------         -------------
              Total Liabilities                                                             966,433               965,661
                                                                                      -------------         -------------

SHAREHOLDERS' EQUITY
     Preferred stock; par value $.001; authorized 5,000,000
         shares; -0- shares issued and outstanding                                              --                    --
     Common stock, par value $.001; authorized 20,000,000
         shares; 10,362,983 shares
         issued and outstanding                                                              10,362                 9,362
     Additional paid-in capital                                                           6,417,963             6,198,963
     Accumulated deficit                                                                 (4,731,279)           (4,655,773)
                                                                                      --------------        -------------
              Total Shareholders' Equity                                                  1,697,046             1,552,552
                                                                                      -------------         -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     2,663,479       $     2,518,213
                                                                                      =============        ==============


                             See accompanying notes to condensed financial statements.





REZCONNECT TECHNOLOGIES, INC

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)






                                                                                          2003                  2002
                                                                                    ---------------       ---------------
Revenues
     Franchise fees                                                                 $        11,134       $        17,794
     Franchisee service fees and other                                                      123,552               182,455
     Travel services and products                                                           350,117               369,565
     Online travel income                                                                    51,982                    --
     Advertising                                                                                 --                73,513
                                                                                      -------------         -------------

         Total Revenues                                                                     536,785               643,327
                                                                                      -------------         -------------

Operating Expenses
     Cost of travel services and products                                                   254,582               319,622
     Marketing and selling                                                                   15,495                52,607
     General and administrative                                                             225,688               196,451
     Depreciation and amortization                                                          122,148                 7,500
                                                                                      -------------         -------------


         Total operating expenses                                                           617,913               576,180
                                                                                      -------------         -------------

         Income (loss) from operations                                                      (81,128)               67,147

Interest income                                                                               5,622                    --
                                                                                      -------------         -------------

         Income (loss) before income taxes                                                  (75,506)               67,147

Provision for income taxes                                                                       --                    --
                                                                                      -------------         -------------

         Net income (loss)                                                                  (75,506)               67,147

Preferred dividends                                                                              --                17,500
                                                                                      -------------         -------------

         Net income (loss) applicable to common shareholders                        $       (75,506)      $        49,647
                                                                                      =============         =============

Earnings (loss) Per Common Share:

     Weighted average common
         shares outstanding                                                               9,896,316             6,321,769
                                                                                      =============         =============

     Basic and diluted earnings (loss) per share
         available to common shareholders                                           $          (.01)      $           .01
                                                                                      =============         =============


                             See accompanying notes to condensed financial statements.






REZCONNECT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)




                                                                                          2003                  2002
                                                                                    ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                              $       (75,306)      $        67,147
                                                                                      -------------         -------------
     Adjustments to reconcile net income (loss) to net
         cash provided (used) by operating activities:
              Depreciation and amortization                                                 122,148                 7,500
              Changes in assets and liabilities:
                  Accounts receivable                                                        23,321               (49,742)
                  Prepaid expenses and other current assets                                      --                 4,496
                  Accounts payable and accrued expenses                                         572                26,829
                  Deferred revenue                                                               --                19,883
                  Security deposits and other assets                                         (1,000)              (17,067)
                                                                                      -------------         -------------
                  Total adjustments                                                         145,041                (8,101)
                                                                                      -------------         -------------
                  Net cash provided by operating activities                                  69,735                59,046
                                                                                      -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Redemption of (payments for) short-term investments                                     52,877              (316,955)
     Payments for software development costs                                                (10,000)              (26,898)
                                                                                      -------------         -------------
                  Net cash provided (used) by investing activities                           42,877              (343,853)
                                                                                      -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in note payable                                                                    --               324,500
     Loans advanced                                                                        (150,000)                   --
                                                                                      -------------         -------------
                  Net cash provided (used) by financing activities                         (150,000)              324,500
                                                                                      -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (37,388)               39,693

CASH AND CASH EQUIVALENTS - beginning                                                        63,318                41,321
                                                                                      -------------         -------------
CASH AND CASH EQUIVALENTS - end                                                     $        25,930       $        81,014
                                                                                      =============         =============




                                           NONCASH INVESTING ACTIVITIES

Issuance of 1,000,000 common shares                                                 $       220,000       $            --
                                                                                     ==============         =============



                             See accompanying notes to condensed financial statements.

                                                        -5-

REZCONNECT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

1.     BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations and cash flows for each of the three month periods ended March 31, 2003 and 2002. These statements are condensed and therefore do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 2002 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

2.     RECLASSIFICATION

The March 31, 2002 financial statements have been reclassified to conform to the March 31, 2003 presentation. Such reclassifications had no effect on net income.

3.       GOODWILL

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

       The following table presents adjusted net loss and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142 for the year 2002:

                       Net loss as reported                     $ (1,837,140)
                       Add back: Goodwill amortization                    --

                       Pro forma net loss                         (1,837,140)
                       Loss per share as reported                       (.23)
                       Pro forma loss per share                         (.23)

4. ADVERTISING RECEIVABLE

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

REZCONNECT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

5.     SHAREHOLDERS' EQUITY

       On February 11, 2003, the Company's Board of Directors approved and ratified the issuance of 800,000 shares to Your Travel Biz, Inc. and 200,000 shares to YTB Travel and Cruises, Ltd. in exchange for an exclusive contract to service the Company's web-sites and travel services over a 20-year period. In addition, the Company loaned YTB Travel and Cruises Ltd. and Your Travel Biz, Inc. $150,000. $100,000 was provided in cash and the remaining $50,000 was provided in credits against monthly billings. The loan will be repaid beginning December 1, 2003, in monthly installments of $10,000 including interest at 8% per annum.

       Common Stock Issued

During the quarters ended March 31, 2003 and 2002, the Company issued 1,000,000 and -0- shares of common stock, respectively, which were recorded at their fair value at the time of issuance, as follows:

                                   Three Months Ended March 31,
                              2003                            2002
                  -----------------------------   -----------------------------
                   No. of Shares     Amount        No. of Shares      Amount
                   -------------  -------------    -------------   ------------

 Deferred costs    1,000,000      $     220,000             -      $         -
                   =========       ============      =========      ===========

         As of March 31, 2003 and December 31, 2002, common shares are reserved for issuance as follows:

              Warrants

       Exercisable at $5.00 per share through December 2004            217,000
              Exercisable at $10.00 per share through November 2003    143,497

              Options

              Exercisable at various amounts through 2006 (weighted
                    average of $1.08 per share)                        475,000
                                                                       -------

                    Total                                              835,497
                                                                       =======

       A summary of stock option activity and weighted average exercise price for the year ended December 31, 2002 and the quarter ended March 31, 2003 are as follows:
                                                                    Weighted
                                                                     Average
                                                  Options        Exercise Price
                                               ------------     --------------

           Outstanding, January 1, 2002             475,000        $      1.08
           Granted                                       -                  -
           Exercised                                     -                  -
           Forfeited/Cancelled                           -                  -
                                                 ----------

           Outstanding, December 31, 2002           475,000        $      1.08

           Granted                                       -         $        -
           Exercised                                     -         $        -
           Forfeited/Cancelled                           -         $        -
                                                 ----------

           Outstanding, March 31, 2003              475,000        $      1.08
                                                 ==========

           Exercisable at March 31, 2003            475,000        $      1.08
                                                 ==========

REZCONNECT TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

5.     SHAREHOLDERS' EQUITY (CONTINUED)

       A summary of stock options outstanding and exercisable as of December 31, 2002 and March 31, 2003 are as follows:

                                                   Options Outstanding                    Options Exercisable
                                         -------------------------------------   -------------------------------------
                                               Weighted            Weighted                             Weighted
          Exercise         Number               Average             Average          Number              Average
           Prices        Outstanding        Remaining Life         Exercise        Exercisable       Exercise Price
       -------------  -----------------  --------------------  ---------------   ---------------  --------------------
             $1.00           410,000           5 Years               $1.00            351,000             $1.00
             $2.00            65,000           5 Years               $2.00             45,000             $2.00

6.       INCOME TAXES

       As a result of the Company's operating losses for the quarters ended March 31, 2003 and 2002, no current income taxes are provided.

       As of March 31, 2003, the Company has net deferred tax assets of approximately $1,890,000 which consists principally of the income tax benefits of net operating loss carryforwards of approximately $4,725,000 which begin to expire in 2019. Due to the Company's history of operating losses, a valuation allowance in the amount of net deferred assets has been recorded.

7.     SEGMENT INFORMATION

       The Company currently operates in three business segments: providing and selling management services within the travel industry, including franchising activities, developing and commercializing Internet-based technology programs and on-line travel store services. For the three months ended March 31, 2002, the Company operated in two business segments due to the fact that the online travel store services segment was not in operations then.

       Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate items not specifically allocated to the segments.

                                           Franchise
                                          and Travel                           Online
                                            Related         Internet           Travel
         Three Months Ended               Management       Technology           Store
           March 31, 2003                  Services         Programs          Services           Other             Total
       ----------------------------     -------------     -------------    -------------     -------------    -------------
       Revenues                         $     484,803     $          --   $       51,982    $           --    $     536,785
       Segment profit (loss)            $      17,498     $     (97,138)  $       (1,488)   $           --    $     (81,128)
       Total assets                     $     785,720     $     777,100   $      415,086    $      685,573    $   2,663,479
       Capital expenditures             $          --     $          --   $       10,000    $           --    $      10,000
       Depreciation and amortization    $          --     $      97,138   $       25,010    $           --    $     122,148
       Interest income                  $          --     $          --   $           --    $        5,622    $       5,622

                                                                             Travel Related       Internet
         Three Months Ended                                                 Management         Technology
           March 31, 2002                                                      Services         Programs           Total
       -----------------------------                                      --------------     -------------    -------------
       Revenues                                                           $      643,327    $           --    $     643,327
       Segment profit (loss)                                              $       81,413    $      (14,266)   $      67,147
       Total assets                                                       $    3,897,870    $    1,192,549    $   5,090,419
       Capital expenditures                                               $           --    $       26,898    $      26,898
       Depreciation and amortization                                      $        7,500    $           --    $       7,500
       Investment income (loss)                                           $           --    $           --    $          --

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     REZconnect (R) Technologies, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies, as well as Internet-based, travel-related services and technology developing unique reservation systems for the travel and entertainment industry. We are also a full service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation Central" as well as, web sites " "Etravnet.com" and "Rezconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

     REZconnect (R) Technologies, Inc. (the "Company") operations are comprised of 3 divisions, which include an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The other 2 divisions of the Company include our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry. The 3rd division builds online travel stores within the travel industry.

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

     Currently, there are over 1600 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

     With the purchase of an online travel site, REZconnect will submit each site to the major search engines twice a month, free of charge, utilizing a proprietary program that captures each site's dynamic content, which will allow the site to appear higher on the search listings.

     During 2002 the Company that guaranteed us delivery of advertising credits for cable TV has ceased operations. As of December 31, 2002 REZconnect decided after consulting with its legal counsel, to write-off 100% of this asset. Further the Company decided to write-off its goodwill as it was deemed to be worthless. Finally, the company recorded an allowance against its notes receivable from franchisees and the corresponding deferred revenue balances, due to the fact that the balances have not been paid for a few years. This adjustment did not affect the Company's profit and loss for the year ended December 31, 2002.

     REZcity is an online city guide for over 50,000 towns throughout the United States providing a unique model for travel agencies to participate by licensing the local community content with rights to sell advertising and e-commerce solutions. The pricing of a local town of 25,000 in population is $1,000 for a one-time fee and an annual hosting fee of $150.00

     We are the only company in this field offering every postal zip code in the U.S. with strong rich content provided by over 100 sources, weather, entertainment, sports, news, various information guides with yellow page listings of over 15,000,000 businesses. This site is up and running and was first available in 1998. REZconnect took over the site in 2002 and is currently offering this product to companies within the travel community.

     Our franchisee fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location. Commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5-10% for car rentals, and 10-15% for cruises and vacation packages. Airline tickets are a non-commissionable item and revenues are earned from service fees, which range from $10 to $35 per ticket.

     In-house sales personnel have generally handled marketing of franchisees. All of the Company's franchised operations are independently owned and operated. The Company operates two company-owned travel agencies. All sales of travel products by the Company are made through its franchisees or through its interactive web site. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

     In 2003, REZconnect signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, "Your Travel Biz, Inc." (YTB) a network marketing company offering its' members an interactive consumer website from the Company. Further, all travel arrangements from the online are serviced by a division of the Company. We currently host 3204 sites for YTB. Based on current projects supplied by YTB, the growth of new sites should increase significantly over the next several years. In conjunction with the signing of this agreement REZconnect issued YTB Travel and Cruise Ltd. and YTB, 200,000 and 800,000 shares of stock respectively, as well as a $150,000 loan to be repaid in installments beginning in December 2003.

Results of Operations

     Three-months ended March 31, 2003 compared to the three-months ended March 31, 2002:

                                                             March 31, March 31,
                                                               2003     2002
                                                               ----     ----
Revenues

   Franchise fees                                             2.10%       2.80%
   Franchise service fees and other                          23.00%      28.40%
   Travel products and services                              65.20%      57.40%
   Advertising and other                                      0.00%      11.40%
           Online Travel Stores                               9.70%          0%
                                                            -------     -------
TOTAL REVENUES                                                 100%        100%
                                                            -------     -------

Operating Expenses
   Cost of travel products and services                      47.40%      49.70%
   Marketing and selling                                      2.90%       8.20%
   General and administrative                                42.00%      30.50%
        Depreciation and Amortization                        22.80%       1.20%
                                                            -------     -------
TOTAL OPERATING EXPENSES                                    115.10%      89.60%
                                                            -------     -------
  Income (loss) before other
   income and income taxes                                  (15.10%)     10.40%
   Other income - primarily
interest                                                      1.00%       0.00%
                                                            -------     -------
   Income (loss) before income taxes                        (14.10%)     10.40%
   Income taxes                                                 --          --
                                                             ------     -------
 Net income (loss)                                          (14.10%)     10.40%

Revenues

     Franchise fees declined by approximately $6,600 or 37% in the 2003 three-month period as compared to the 2002 three-month period. We believe that the decline in market conditions is a continuation of the trend in franchising overall, and has been exasperated by current economic conditions.

     Franchise service fees and other declined by approximately $59,000 or 32% in the 2003 three-month period as compared to the 2002 three-month period. The decline is attributable to a decline in the number of franchisees in the franchise system, and declining travel worldwide.

     Travel products and services declined by approximately $19,000 or 5% in the 2003 three-month period as compared to the 2002 three-month period. Sales of travel related products and services are correlated to the number of franchisees in our system and the general demand for such products and services. As a result of declines in both the demand for travel services and products, as well as the number of franchisees in the system, revenues were adversely affected in 2003.

     Advertising and other revenues declined approximately $74,000 or 100% due to the fact that the Company was not active in this area in 2003. On the other hand revenues from online travel site have increased approximately $52,000 or 10% due to the fact, that this represents a new segment of income of the Company.

Expenses

     The cost of travel related products and services declined approximately $65,000 or 20% in the 2003 three-month period as compared to the 2002 three-month period as a result of lower related revenues. Such costs amounted to approximately 47% of related revenues in the 2003 three-month period as compared to 49% of related revenues in the 2002 three-month period.

     Marketing and selling expenses declined by approximately $37,000 in the 2003 period as compared to the 2002 period.

     General and administrative expenses increased by approximately $29,000 or 15% in the 2003 three-month period as compared to the 2002 three month period. The increase relates to an increase in consulting, accounting, conferences and internet expenses, all of which relate to the Company's increased efforts in the online travel business.

     Depreciation expense increased approximately $115,000 in 2003 period as compared to the 2002 period. Due to the fact that the Company began depreciating capitalized software costs.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the three-months ended March 31, 2003, operating activities generated cash of approximately $70,000 compared to $59,000 for the three-month period ended March 31, 2002.

        In 2003, we sold short-term investments of approximately $53,000.

        We believe that our cash and short term investments on March 31, 2003 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 but retains fundamental provisions of SFAS No. 121 for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reports to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effect of the adoption of SFAS No. 144 effective July 1, 2002 did not impact the financial position, results of operations or cash flows of the Company for the quarter ended March 31, 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after March 31, 2003 and thus will become effective for the Company on January 1, 2003. The Company will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue No. 94-3 before the adoption of SFAS No. 146. The adoption of SFAS No. 146 did not impact the financial position, results of operations or cash flows of the Company for the quarter ended March 31, 2003.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The SOP applies to any entity that lends to or finances the activities of others, and specifies accounting and disclosure requirements for entities that extend trade credit to customers and also provides specific guidance for other types of transactions specific to certain financial institutions. The SOP is effective for the Company beginning July 1, 2003 and the Company does not believe the recognition and measurement provisions within this SOP will result in a change in practice for its trade receivables or any other activities of the Company. The SOP also provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions, which the Company intends to include in its disclosures upon adoption.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our financial position or results of operations.

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft letter this year that could become effective in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's financial statements.

ITEM 3 - CONTROLS AND PROCEDURES

            Evaluation of disclosure controls and procedures

            Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

            Changes in internal controls

            There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II --  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS
            None

ITEM 2 - CHANGES IN SECURITIES
            None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5 - OTHER INFORMATION
            None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        a)       Not applicable
        b)       Reports on Form 8-K

         On February 11, 2003 the Company filed a report regarding the issuance of 200,000 and 800,000 shares of common stock to YTB Travel Cruise Ltd. and Yourtravelbiz. Inc. in connection with the signing of a long term web servicing agreement for a twenty (20) year period.


                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    REZCONNECT TECHNOLOGIES, INC.

                                    /S/ Michael Y. Brent
                                    -------------------------------------------
                                    Michael Y. Brent, Chief Executive Officer
                                    Dated: May 14, 2003


                                    /s/ Derek J. Brent
                                    -------------------------------------------
                                    Derek J. Brent, Chief Financial Officer
                                    Dated: May 14, 2003



         This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending March 31, 2003 and is qualified in its entirety by reference to such financial statements.

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Michael Y. Brent, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rezconnect Technologies, Inc.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report ("Evaluation Date") ;and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could subsequently affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date May 14, 2003


/s/  Michael Y. Brent
Michael Y. Brent,
Chief Executive Officer

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Derek J. Brent, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rezconnect Technologies, Inc.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report ("Evaluation Date") ;and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could subsequently affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date May 14, 2003


/s/  Derek J. Brent
Derek J. Brent,
Chief Financial Officer, Rezconnect Technologies, Inc.