Form 10QSB
period 2003-06-30
REZCONNECT TECHNOLOGIES INC
filed 2003-08-07
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

                  Number of Shares Outstanding of Common Stock,
              $.001 Par Value, Shares as of June 30, 2003 10,412,983


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

                          REZConnect Technologies, Inc.
                          (formerly Etravnet.com, Inc.)
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2003
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.  Financial Statements (unaudited)
                   Condensed Balance Sheets ...............................3
                   Condensed Statements of Operations......................4
                   Condensed Statements of Cash Flows......................5
              Notes To Condensed Financial Statements .....................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations.................10

Item 3.  Controls and Procedures..........................................16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings          ......................................17
Item 2.  Changes in Securities and Use of Proceeds........................17
Item 3.  Defaults Upon Senior Securities..................................17
Item 4.  Submission of Matters to a Vote of Security Holders..............17
Item 5.  Other Information          ......................................17
Item 6.  Exhibits and Reports on Form 8-K.................................17
         Signatures.......................................................18
         Certifications...................................Exhibits 31 and 32

                          REZCONNECT TECHNOLOGIES, INC.

                         CONDENSED FINANCIAL STATEMENTS
                           SIX AND THREE MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                          REZCONNECT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                           SIX AND THREE MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)




                                                                                      June 30,          December 31,
                                                                                        2003                  2002
                                                                                  -----------------     -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $        40,917       $        63,318
     Short-term investments                                                                 596,003               711,520
     Accounts receivable, less allowance for doubtful
         accounts of $74,061 and $71,257 as of
June 30, 2003 and December 31, 2002, respectively                                           296,034               270,806
     Current portion of loan receivable                                                      70,000                    --
     Current portion of notes receivable                                                         --                76,281
                                                                                      --------------        -------------
              Total Current Assets                                                        1,002,954             1,121,925
                                                                                      -------------         -------------

OTHER ASSETS
     Capitalized software costs, at cost, less accumulated
         amortization of $519,075 and $311,445 as of
         June 30, 2003 and December 31, 2002                                                778,819               934,334
     Deferred costs, at cost, less accumulated amortization
         of $36,666 as of June 30, 2003                                                     183,334                    --
     Loan receivable, less current portion                                                   80,000                    --
     Notes receivable, less current portion                                                 558,138               440,641
     Security deposits and other assets                                                      22,313                21,313
                                                                                      -------------         -------------
              Total Other Assets                                                          1,622,604             1,396,288
                                                                                      -------------         -------------

              TOTAL ASSETS                                                          $     2,625,558       $     2,518,213
                                                                                      =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $        89,241         $      81,612
     Deferred revenue                                                                            --                76,281
     Current maturities of long term debt                                                    11,688                 2,893
                                                                                      -------------         -------------
              Total Current Liabilities                                                     100,929               160,786
                                                                                      -------------         -------------

OTHER LIABILITIES
     Long term debt, less current maturities                                                312,812               321,607
     Deferred revenue                                                                       558,138               440,641
     Security deposits payable                                                               36,558                42,627
                                                                                      -------------         -------------
              Total Other Liabilities                                                       907,508               804,875
                                                                                      -------------         -------------
              Total Liabilities                                                           1,008,437               965,661
                                                                                      --------------        -------------


SHAREHOLDERS' EQUITY
     Preferred stock; par value $.001; authorized 5,000,000
         shares; -0- shares issued and outstanding                                               --                    --
     Common stock, par value $.001; authorized 20,000,000
         shares; 10,412,983 shares
         issued and outstanding                                                              10,412                 9,362
     Additional paid-in capital                                                           6,428,913             6,198,963
     Accumulated deficit                                                                 (4,822,204)           (4,655,773)
                                                                                      --------------        -------------
              Total Shareholders' Equity                                                  1,617,121             1,552,552
                                                                                      --------------        -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   2,625,558        $    2,518,213
                                                                                      =============        ==============

            See accompanying notes to condensed financial statements.






                          REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                            ---------------------------------    ---------------------------------

                                                                 2003              2002                2003             2002
                                                            ---------------  ----------------    ---------------   ---------------
Revenues
     Franchise fees                                         $        43,732     $         750     $       54,866     $      18,544
     Franchisee service fees and other                               94,116           188,037            238,732           370,492
     Travel services and products                                   380,668           468,400            709,445           837,965
     Online Travel Income                                            56,807                --            108,789                --
     Advertising and other                                               --            13,880                 --            87,393
                                                            ---------------     -------------      -------------     --------------
         Total Revenues                                             575,323           671,067          1,111,832         1,314,394
                                                            ---------------     -------------      -------------     -------------
Operating Expenses
     Cost of travel services and products                           316,340           495,486            570,646           815,108
     Marketing and selling                                           14,519            19,230             30,014            71,837
     General and administrative                                     240,719           230,259            440,093           426,710
     Depreciation and amortization                                  122,148           109,550            244,296           117,050
                                                            ---------------     -------------      -------------     -------------
         Total operating expenses                                   693,726           854,525          1,285,049         1,430,705
                                                            ---------------     -------------      -------------     -------------
         Loss from operations                                      (118,403)         (183,458)          (173,217)         (116,311)

Interest income                                                       1,164               --               6,786                --
                                                            ---------------     -------------      -------------     -------------

         Loss before income taxes                                  (117,239)         (183,458)          (166,431)         (116,311)

Provision for income taxes                                               --                --                 --                --
                                                            ---------------     -------------      -------------     -------------


         Net loss                                                  (117,239)         (183,458)          (166,431)         (116,311)

Preferred dividends                                                      --            18,146                 --            35,646
                                                            ---------------     -------------      -------------     -------------

         Net loss applicable to
              common shareholders                           $      (117,239)     $   (201,604)     $    (166,431)     $   (151,957)
                                                            ================     ============      ================   ============
Earnings (loss) Per Common Share:

     Weighted average number of common
         shares outstanding                                      10,156,077         7,710,181         10,156,077         7,037,086
                                                            ================     ============      ================   ============

     Basic and diluted earnings (loss)
         per share available to common
         shareholders                                       $         (.01)     $       (.03)      $       (.02)      $      (.02)
                                                            ================     ============      ================   ============



            See accompanying notes to condensed financial statements.








                          REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)




                                                                                            2003                  2002
                                                                                      -------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                         $    (166,431)      $      (116,311)
                                                                                      -------------       ---------------
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation and amortization                                                 244,296               117,050
     Changes in assets and liabilities:
                  Accounts receivable                                                       (25,228)               (5,030)
                  Notes receivable                                                          (41,216)                9,279
                  Security deposits and other assets                                         (1,000)              (23,964)
                  Accounts payable and accrued expenses                                       7,629                53,688
                  Security deposits payable                                                  (6,069)                   --
                  Deferred revenue                                                           41,216                19,883
                                                                                      -------------         -------------
                  Total adjustments                                                         219,628               170,906
                                                                                      -------------         -------------

                  Net cash provided by operating activities                                  53,197                54,595
                                                                                      -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for software license and development costs                                     (41,115)              (45,548)
     Redemption (acquisition) of short-term                                                 115,517              (316,955)
                                                                                      -------------         -------------
                  Net cash provided (used) by investing activities                           74,402              (362,503)
                                                                                      -------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
              Increase in note payable                                                                            324,500
              Loans advanced                                                               (150,000)                  --
                                                                                      -------------         -------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (22,401)               16,592

              CASH AND CASH EQUIVALENTS - beginning                                          63,318                41,321
                                                                                      -------------         -------------
              CASH AND CASH EQUIVALENTS - end                                       $        40,917       $        57,913
                                                                                      =============       ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES Conversion of Preferred Stock into
     Common Stock:
         Preferred stock                                                            $            --       $           (91)
         Additional paid-in-capital                                                 $            --       $           635
         Common stock                                                               $            --       $           726

     Stock distribution                                                             $            --       $         1,173
     Preferred stock dividends paid in
         Common stock                                                               $            --       $        35,646
     Issuance of 1,050,000 common shares                                            $       231,000       $            --
                                                                                      =============       ===============



            See accompanying notes to condensed financial statements.

                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2003 and the results of its operations and cash flows for each of the six months periods ended June 30, 2003 and 2002. These statements are condensed and therefore do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 2002 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

2.     RECLASSIFICATION

       The June 30, 2002 financial statements have been reclassified to conform to the June 30, 2003 presentation. Such reclassifications had no effect on net income.

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

                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

       Common Stock Issued

       During the six months ended June 30, 2003 and 2002, the Company issued the following shares of common stock, which were recorded at their fair value at the time of issuance:

       In April 2002, the Company issued approximately 1,172,000 shares of its common stock to the former members of Global Travel Network LLC (a predecessor to the Company) ("Global") in the form of a distribution of Global's earnings ($258,000) prior to the merger with Playorena.

       Also, in April 2002, the Company issued 132,420 shares of common stock to employees in connection with their employment for the three months ended March 31, 2002. The compensation related to the shares was accrued at March 31, 2002.

       In June 2002, preferred shareholders agreed to convert 90,926 preferred shares into 636,482 shares of common stock, in addition, 89,115 shares of common stock were issued to preferred shareholders as a dividend.

       In February 2003, the Company issued 800,000 and 200,000 shares to Your Travel Biz, Inc. and YTB Travel and Cruises, LTD. respectively in exchange for a 20 year service contract (see above).

       In April 2003, the Company issued 50,000 shares to a vendor in payment for software development services rendered.

       As of June 30, 2003 and December 31, 2002, common shares are reserved for issuance as follows:

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
                                                                     =======

       A summary of stock option activity and weighted average exercise price for the year ended December 31, 2002 and the six months ended June 30, 2003 are as follows:

                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



5.     SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                                            Weighted
                                                                                                             Average
                                                                                       Options           Exercise Price
                                                                                  -----------------     -----------------

      Outstanding, January 1, 2002                                                    475,000                 $ 1.08
       Granted                                                                             --                     --
       Exercised                                                                           --                     --
      Forfeited/Cancelled                                                                  --                     --
                                                                                     -----------         ------------

       Outstanding, December 31, 2002                                                 475,000                 $  1.08

       Granted                                                                             --                 $    --
       Exercised                                                                           --                 $    --
       Forfeited/Cancelled                                                                 --                 $    --
       Outstanding, June 30, 2003                                                     475,000                 $  1.08
                                                                                      =======

       Exercisable at June 30, 2003                                                   475,000                 $  1.08
                                                                                      =======


       A summary of stock options outstanding and exercisable as of December 31,
2002 and June 30, 2003 are as follows:
                                                Options Outstanding                       Options Exercisable
                                       ---------------------------------------   -------------------------------------
                                               Weighted            Weighted                             Weighted
          Exercise         Number               Average             Average          Number              Average
           Prices        Outstanding        Remaining Life         Exercise        Exercisable       Exercise Price
       -------------  -----------------  --------------------  ---------------   ---------------  --------------------

             $1.00           410,000           5 Years               $1.00            351,000             $1.00
             $2.00            65,000           5 Years               $2.00             45,000             $2.00

6.     INCOME TAXES

       As a result of the Company's operating losses for the six months ended June 30, 2003 and 2002, no current income taxes are provided.

       As of June 30, 2003, the Company has net deferred tax assets of approximately $1,937,000 which consists principally of the income tax benefits of net operating loss carry forwards of approximately $4,842,000 which begin to expire in 2019. Due to the Company's history of operating losses, a valuation allowance in the amount of net deferred assets has been recorded.

7.     SEGMENT INFORMATION

       The Company currently operates in three business segments: providing and selling management services within the travel industry, including franchising activities, developing and commercializing Internet-based technology programs and on-line travel store services. For the six months ended June 30, 2002, the Company operated in two business segments due to the fact that the online travel store services segment was not in operations then.

       Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate items not specifically allocated to the segments.

                          REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                           Franchise
                                          and Travel                           Online
                                            Related         Internet           Travel
          Six Months Ended                Management       Technology           Store
            June 30, 2003                  Services         Programs          Services           Other             Total
       ----------------------------     -------------     -------------    -------------     -------------    -------------
       Revenues                         $   1,003,043     $          --   $      108,789    $           --    $   1,111,832
       Segment profit (loss)            $     (20,809)    $    (194,276)  $       41,868    $           --    $    (173,217)
       Total assets                     $     875,485     $     690,961   $      421,191    $      637,921    $   2,625,558
       Capital expenditures             $          --     $          -    $       52,115    $           --    $      52,115
       Depreciation and amortization    $          --     $     194,276   $       50,020    $           --    $     244,296
       Interest income                  $          --     $          --   $           --    $        6,786    $       6,786

                                                                           Travel Related      Internet
          Six Months Ended                                                  Management         Technology
            June 30, 2002                                                     Services         Programs           Total
       -----------------------------                                      --------------     -------------    -------------
       Revenues                                                           $    1,314,394    $           --    $   1,314,394
       Segment profit (loss)                                              $      (60,649)   $      (55,662)   $    (116,311)
       Total assets                                                       $    3,817,774    $    1,109,152    $   4,926,926
       Capital expenditures                                               $           --    $       45,548    $      45,548
       Depreciation and amortization                                      $      117,050    $          --     $     117,050
       Investment income (loss)                                           $           --    $          --     $          --


8.     SUBSEQUENT EVENTS

       Subsequent to June 30, 2003, the Company has signed agreements to sell six REZcity.com Area Representative Units and five REZcity.com Master Units. An Area Representative owns a minimum of twenty Franchise units in which he/she is responsible for the same tasks as a single unit franchise owner, however they represent a larger territory. A Master owns a minimum of six hundred Franchise units. A Master's primary role is to sell individual franchise units and Area Representative Units. A Master earns revenue by Franchise sales as well as by sales created by franchisees within their master territory selling e-commerce and advertising solutions. Revenue from these sales have not been recognized as of June 30, 3003 since the Company's policy is to recognize revenue from franchisee sales when services have been rendered and substantial doubt of collectability has been eliminated usually upon receipt of payment

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

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

     REZconnect typically charges $49 per month, on a non-contract basis, to own and operate on an online travel site. If an agent signs a one year contract, the cost is reduced and the agent only pays for 11 months of service. REZconnect now offers Cruise Lines Int'l Asso. (CLIA) members a discounted rate of $39 per month with the same pre-payment plan described above. In addition, we offer CLIA agencies a free one-month trial before committing to a yearly contract. Agencies that pay month to month must pay by credit card, while yearly contracts can be paid either by check or credit card.

     Currently, there are over 3900 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

     With the purchase of an online travel site, REZconnect will submit each site to the major search engines twice a month, free of charge, utilizing a proprietary program that captures each site's dynamic content, which will allow the site to appear higher on the search listings.

     REZcity is an online city guide and online travel store for over 53,000 towns throughout the United States providing a unique model for entrepreneurs and travel agencies to participate by licensing the local community content with rights to sell advertising and e-commerce solutions. The pricing of a local town of 25,000 in population is $1,000 for a one-time fee and an annual hosting fee of $150.00.

     We are the only company in this field offering every postal zip code in the U.S. with strong rich content provided by over 100 sources, including weather, entertainment, sports, news, various information guides with yellow page listings of over 15,000,000 businesses. This site is up and running and was first available in 1998. REZconnect took over the site in 2002 and is currently offering this product to companies within the travel community.

     To date, REZconnect has signed 183 Single Unit franchises, 6 Area Representative Units and 5 Master Units. A single unit franchise consists of a single town or zip code with a population of 25,000 or less. Franchisees are required to sell e-commerce and advertising solutions to earn revenue within their purchased territory and market their website to local residents residing in the community. An Area Representative owns a minimum of 20 Franchise units in which he/she is responsible for the same tasks as a single unit franchise owner, however they represent a larger territory. A Master owns a minimum of 600 Franchise units. A Master's primary role is to sell individual franchise units and Area Representative Units. A Master earn revenue by Franchise sales as well as by sales created by franchisees within their master territory selling e-commerce and advertising solutions.

     Revenues from the sale of Area Representative Units and Master Units Franchisees were not recorded in our financial statement as of June 30, 2003 based on our accounting policy regarding the recognition of franchise revenues until services have been rendered and substantial doubt of collectability has been eliminated, usually upon receipt of payment.

     Our brick and mortar franchisee fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location. Commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5-10% for car rentals, and 10-15% for cruises and vacation packages. Airline tickets are a non-commissionable item and revenues are earned from service fees, which range from $10 to $35 per ticket.

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

     In 2003, REZconnect signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, "Your Travel Biz, Inc." (YTB) a network marketing company offering its' members an interactive consumer website from the Company. Further, all travel arrangements from the online are serviced by a division of the Company. We currently host over 2900 sites for YTB. Based on current projects supplied by YTB, the growth of new sites should increase significantly over the next several years. In conjunction with the signing of this agreement REZconnect issued YTB Travel and Cruise Ltd. and YTB, 200,000 and 800,000 shares of stock respectively, as well as a $150,000 loan to be repaid in installments beginning in December 2003.

Results of Operations

     Three-months and six months ended June 30, 2003 compared to the three-months and six months ended June 30, 2002:

                                                  Three Month's Ended         Six Month's Ended
                                                 June 30,     June 30,         June 30,   June 30,
                                                    2003         2002           2003       2002
                                                 ---------    ---------      ---------   ---------
Revenues
   Franchise fees                                    7.6%         0.1%            4.9%          1.4%
   Franchise service fees and other                 16.4%        28.0%           21.5%         28.2%
   Travel products and services                     66.1%        69.8%           63.8%         63.8%

   Advertising and other                             0.0%         2.1%            0.0%          6.6%
Online Travel Stores                                 9.9%           0%            9.8%          0.0%
                                                  -------      -------        --------      -------
TOTAL REVENUES                                       100%         100%            100%          100%
                                                  -------      -------        --------      -------

Operating Expenses
   Cost of travel products and
services                                            55.0%        73.8%           51.3%         62.0%
   Marketing and
selling                                              2.5%         2.9%            2.7%          5.5%
   General and
administrative                                      41.9%        34.3%           39.6%         32.4%
        Depreciation and
Amortization                                        21.2%        16.3%           22.0%          8.9%
                                                  -------      -------        --------      --------
TOTAL OPERATING EXPENSES                           120.6%       127.3%          115.6%        108.8%
                                                   ------       -------        --------      --------
  Income (loss) before other
   income and income taxes                         -20.6%       -27.3%          -15.6%         -8.8%
   Other income - primarily
interest                                             0.0%         0.0%            .61%          0.0%
                                                  -------      -------         -------      -------
   Income (loss) before income taxes               -20.6%       -27.3%          -15.0%         -8.8%
   Incom taxes                                         -            -               -             -
                                                   ------       -------        --------      --------
 Net income (loss)                                 -20.6%       -27.3%          -15.0%         -8.8%




                        THREE MONTHS ENDED JUNE 30, 2003
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues

     Franchise fees increased by approximately $43,000 in the 2003 three-month period as compared to the 2002 three-month period. The increase is mostly due to the increase in sale of internet franchises.

     Franchise service fees and other declined by approximately $94,000 or 50% in the 2003 three-month period as compared to the 2002 three-month period. The decline is attributable to a decline in the number of brick and mortar franchisees in the franchise system, and declining travel worldwide.

     Travel products and services declined by approximately $88,000 or 19% in the 2003 three-month period as compared to the 2002 three-month period. Sales of travel related products and services are correlated to the number of brick and mortar franchisees in our system and the general demand for such products and services. As a result of declines in both the demand for travel services and products, as well as the number of franchisees in the system, revenues were adversely affected in 2003.

     Advertising and other revenues declined approximately $14,000 or 100% due to the fact that the Company was not active in this area in 2003. On the other hand revenues from online travel site have increased approximately $57,000 or 100% due to the fact, that this represents a new segment of income of the Company.

Expenses

     The cost of travel related products and services declined approximately $179,000 or 36% in the 2003 three-month period as compared to the 2002 three-month period as a result of lower related revenues. Such costs amounted to approximately 55% of revenues in the 2003 three-month period as compared to 74% of related revenues in the 2002 three-month period.

     Marketing and selling expenses declined by approximately $4,700 in the 2003 period as compared to the 2002 period.

     General and administrative expenses increased by approximately $10,000 or 4.5% in the 2003 three-month period as compared to the 2002 three month period. The increase relates to an increase in consulting, accounting, conferences and internet expenses, all of which relate to the Company's increased efforts in the online travel business.

     Depreciation expense increased approximately $13,000 in 2003 period as compared to the 2002 period. Due to the fact that the Company continues to capitalize and depreciate newly added capitalized software costs.

                         SIX MONTHS ENDED JUNE 30, 2003
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues

     Franchise fees increased by approximately $36,000 in the 2003 six-month period as compared to the 2002 six-month period. The increase is related due to an increase in sale of internet franchises.

     Franchise service fees and other declined by approximately $132,000 or 36% in the 2003 six-month period as compared to the 2002 six-month period. The decline is attributable to a decline in the number of franchisees in the brick and mortar franchise system, and declining travel worldwide.

     Travel products and services declined by approximately $128,000 or 15% in the 2003 six-month period as compared to the 2002 six-month period. Sales of travel related products and services are correlated to the number of franchisees in our system and the general demand for such products and services. As a result of declines in both the demand for travel services and products, as well as the number of franchisees in the system, revenues were adversely affected in 2003.

     Advertising and other revenues declined approximately $87,000 or 100% due to the fact that the Company was not active in this area in 2003. On the other hand revenues from online travel site have increased approximately $109,000 or 100% due to the fact, that this represents a new segment of income of the Company.

Expenses

     The cost of travel related products and services declined approximately $244,000 or 30% in the 2003 six-month period as compared to the 2002 six-month period as a result of lower related revenues. Such costs amounted to approximately 51% of related revenues in the 2003 six-month period as compared to 62% of related revenues in the 2002 six-month period.

     Marketing and selling expenses declined by approximately $42,000 in the 2003 period as compared to the 2002 period.

     General and administrative expenses increased by approximately $14,000 or 3% in the 2003 six-month period as compared to the 2002 six-month period. The increase relates to an increase in consulting, accounting, conferences and internet expenses, all of which relate to the Company's increased efforts in the online travel business.

     Depreciation expense increased approximately $127,000 in 2003 period as compared to the 2002 period. Due to the fact that the Company began depreciating capitalized software costs in the second quarter of 2002.

Variability of Results

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


LIQUIDITY AND CAPITAL RESOURCES

     During the six-months ended June 30, 2003, operating activities generated cash of approximately $55,000 compared to $53,000 for the six-month period ended June 30, 2002.

     In 2003, we sold short-term investments of approximately $116,000.

     We believe that our cash and short term investments on June 30, 2003 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

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

            Not applicable

ITEM 5 - OTHER INFORMATION

            None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

     (31) Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

     (32) Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith).

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

                                    REZCONNECT TECHNOLOGIES, INC.

                                    /S/ Michael Y. Brent
                                    -------------------------------
                                    Michael Y. Brent, CEO
                                    Dated: August 7, 2003


                                    /s/ Derek J. Brent
                                    -------------------------------
                                    Derek J. Brent, CFO
                                    Dated: August 7, 2003

         This Form 10-QSB contains summary financial information extracted from the financial statements for the six months ended June 30, 2003 and is qualified in its entirety by reference to such financial statements.