Form 10QSB
period 2003-09-30
REZCONNECT TECHNOLOGIES INC
filed 2003-11-14
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

                  Number of Shares Outstanding of Common Stock,
              $.001 Par Value, Shares as of September 30, 2003 10,462,983


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X]No[ ].

                         REZConnect Technologies, Inc.
                          (formerly Etravnet.com, Inc.)
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (unaudited)
                   Condensed Balance Sheets ..................................3
                   Condensed Statements of Operations.........................4
                   Condensed Statements of Cash Flows.........................5
                   Notes To Condensed Financial Statements ...................6

Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................10

Item 3.  Controls and Procedures.............................................15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings          .........................................15
Item 2.  Changes in Securities and Use of Proceeds...........................15
Item 3.  Defaults Upon Senior Securities.....................................15
Item 4.  Submission of Matters to a Vote of Security Holders.................15
Item 5.  Other Information          .........................................15
Item 6.  Exhibits and Reports on Form 8-K....................................15
            Signatures.......................................................16
            Certifications...................................Exhibits 31 and 32

                         REZCONNECT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                    September 30,          December 31,
                                                                                        2003                  2002
                                                                                    -------------         -------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $      35,035         $      63,318
     Short-term investments                                                               604,466               711,520
     Accounts receivable, less allowance for doubtful
         accounts of $74,061 and $71,257 as of
     September 30, 2003 and December 31, 2002, respectively                               265,801               270,806
     Current portion of loan receivable                                                   150,000                     -
     Current portion of notes receivable                                                        -                76,281
                                                                                    -------------         -------------

              Total Current Assets                                                      1,055,302             1,121,925
                                                                                    -------------         -------------

OTHER ASSETS
     Capitalized software costs, at cost, less accumulated
         amortization of $622,890 and $311,445 as of
         September 30, 2003 and December 31, 2002                                         699,816               934,334
     Deferred costs, at cost, less accumulated amortization
         of $54,999 as of September 30, 2003                                              165,001                     -
     Notes receivable, less current portion                                               558,138               440,641
     Security deposits and other assets                                                    18,800                21,313
                                                                                    -------------         -------------

              Total Other Assets                                                        1,441,755             1,396,288
                                                                                    -------------         -------------

              TOTAL ASSETS                                                          $   2,497,057         $   2,518,213
                                                                                    =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $      99,787                81,612
     Deferred revenue                                                                           -                76,281
     Current maturities of long term debt                                                  16,152                 2,893
                                                                                    -------------         -------------

              Total Current Liabilities                                                   115,939               160,786
                                                                                    -------------         -------------

OTHER LIABILITIES
     Long term debt, less current maturities                                              308,348               321,607
     Deferred revenue                                                                     558,138               440,641
     Security deposits payable                                                             33,656                42,627
                                                                                    -------------         -------------

              Total Other Liabilities                                                     900,142               804,875
                                                                                    -------------         -------------

              Total Liabilities                                                         1,016,081               965,661
                                                                                    -------------         -------------
SHAREHOLDERS' EQUITY
     Preferred stock; par value $.001; authorized 5,000,000
         shares; -0- shares issued and outstanding                                              -                     -
     Common stock, par value $.001; authorized 20,000,000
         shares; 10,462,983 shares
         issued and outstanding                                                            10,462                 9,362
     Additional paid-in capital                                                         6,439,863             6,198,963
     Accumulated deficit                                                               (4,969,349)           (4,655,773)
                                                                                    -------------         -------------
              Total Shareholders' Equity                                                1,480,976             1,552,552
                                                                                    -------------         -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $   2,497,057         $   2,518,213
                                                                                    =============         =============


            See accompanying notes to condensed financial statements.

                          REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)



                                                                   Three Months Ended                     Nine Months Ended
                                                                      September 30,                         September 30,

                                                                 2003              2002                2003             2002
                                                            ---------------  ---------------     ---------------   ---------------
Revenues
     Franchise fees                                         $         9,150  $           750     $        64,016   $        19,294
     Franchisee service fees and other                              111,925          152,608             350,657           523,100
     Travel services and products                                   290,095          369,852             999,540         1,207,817
     Online Travel Income                                            72,641           21,000             181,430            21,000
     Advertising and other                                                -            8,955                   -            96,348
                                                            ---------------  ---------------     ---------------   ---------------

         Total Revenues                                             483,811          553,165           1,595,643         1,867,559
                                                            ---------------  ---------------      --------------    -------------
Operating Expenses
     Cost of travel services and products                           250,344          314,367             820,990         1,129,475
     Marketing and selling                                           21,695           23,840              51,709            95,677
     General and administrative                                     245,433          104,190             685,526           530,900
     Depreciation and amortization                                  122,148          115,983             366,444           233,033

         Total operating expenses                                   639,620          558,380           1,924,669         1,989,085
                                                            ---------------  ---------------      --------------     -------------
         Loss from operations                                      (155,809)          (5,215)           (329,026)         (121,526)
                                                            ---------------  ---------------      --------------    -------------
Interest income                                                       8,463                -              15,249                 -
                                                            ---------------  ---------------      --------------     -------------

         Loss before income taxes                                  (147,346)          (5,215)           (313,777)         (121,526)

Provision for income taxes                                                -                -                  -                  -
                                                            ---------------  ---------------      --------------     --------------


         Net loss                                                  (147,346)          (5,215)          (313,777)         (121,526)

Preferred dividends                                                       -            5,300                  -            40,946
                                                            ---------------  ---------------      -------------     -------------

         Net loss applicable to
              common shareholders                           $      (147,346) $       (10,515)    $      (313,777)  $      (162,472)
                                                            ===============  ===============     ===============   ===============
Loss Per Common Share:

     Weighted average number of common
         shares outstanding                                      10,227,788        7,788,985          10,227,788         7,620,019
                                                            ===============  ===============     ===============   ===============
     Basic and diluted loss
         per share available to common
         shareholders                                       $          (.01)     $      (.00)    $          (.03)  $         (.02)
                                                            ===============  ===============     ===============   ==============



     See accompanying notes to condensed financial statements.

                         REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                                        2003                  2002
                                                                                    -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $   (313,777)         $    (121,526)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation and amortization                                               366,444               233,033
     Changes in assets and liabilities:
                  Accounts receivable                                                       5,005               (70,616)
                  Notes receivable                                                        (41,216)              (79,208)
                  Security deposits and other assets                                        2,513               (51,471)
                  Accounts payable and accrued expenses                                    18,376                57,388
                  Security deposits payable                                                (8,971)                    -
                  Deferred revenue                                                         41,216                79,208
                                                                                    -------------         -------------
                  Total adjustments                                                       383,367               168,334
                                                                                    -------------         -------------

                  Net cash provided by operating activities                                69,590                46,808
                                                                                    -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for software license and development costs                                   (54,927)              (53,896)
     Redemption (acquisition) of short-term investments                                   107,054              (286,955)
                                                                                    -------------         -------------
                  Net cash provided (used) by investing activities                         52,127              (340,851)
                                                                                    -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
              Increase in note payable                                                          -                324,500
              Loans advanced                                                             (150,000)                     -
                                                                                    -------------         -------------
                  Net cash provided (used) by financing activities                       (150,000)              324,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (28,283)               30,457

              CASH AND CASH EQUIVALENTS - beginning                                        63,318                41,321
                                                                                    -------------         -------------

              CASH AND CASH EQUIVALENTS - end                                       $      35,035         $      71,778
                                                                                    =============         =============

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Conversion of Preferred Stock into Common Stock:
         Preferred stock                                                            $           -         $        (133)
         Additional paid-in-capital                                                 $           -         $       1,148
         Common stock                                                               $           -         $       1,281


     Stock distribution                                                             $           -         $       1,845
     Preferred stock dividends paid in
         Common stock                                                               $           -         $      40,946
     Issuance of 1,100,000 common shares                                            $     242,000         $           -
                                                                                    =============         =============


           See accompanying notes to condensed financial statements.

                         REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2003 and the results of its operations and cash flows for each of the nine months periods ended September 30, 2003 and 2002. These statements are condensed and therefore do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with financial statements and footnotes included in the Company's financial statements and footnotes as of December 31, 2002 and for the year then ended previously filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

     Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operations or financial position of the Company.

     In May 2003, the FASB issued Statement of Financial Accounting Standard "(SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004; the Company does not believe the adoption of SFAS No. 150 will have a material impact on its financial statements.

2.   RECLASSIFICATION

     The September 30, 2002 financial statements have been reclassified to conform to the September 30, 2003 presentation. Such reclassifications had no effect on net income.

                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

     The following table presents adjusted net loss and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142 for the year 2002:

              Net loss as reported                           $       (1,837,140)
              Add back: Goodwill amortization                                 -
              Pro forma net loss                                     (1,837,140)
              Loss per share as reported                                   (.23)
              Pro forma loss per share                                     (.23)

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

5.   SHAREHOLDERS' EQUITY

     On February 11, 2003, the Company's Board of Directors approved and ratified the issuance of 800,000 shares to Your Travel Biz, Inc. and 200,000 shares to YTB Travel and Cruises, Ltd. in exchange for an exclusive contract to service the Company's web-sites and travel services over a 20-year period. In addition, the Company loaned YTB Travel and Cruises Ltd. and Your Travel Biz, Inc. $150,000. $100,000 was provided in cash and the remaining $50,000 was provided in credits against monthly billings. The loan was to be repaid beginning December 1, 2003, in monthly installments of $10,000 including interest at 8% per annum. However Your Travel Biz, Inc. and YTB Travel And Cruises, Ltd., elected to repay the amount in full in November 2003.

     Common Stock Issued

     During the nine months ended September 30, 2003 and 2002, the Company issued the following shares of common stock, which were recorded at their fair value at the time of issuance:

                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

5.   SHAREHOLDERS' EQUITY (CONTINUED)

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

     In September 2002, preferred shareholders agreed to convert 90,926 preferred shares into 636,482 shares of common stock, in addition, 89,115 shares of common stock were issued to preferred shareholders as a dividend.

     In February 2003, the Company issued 800,000 and 200,000 shares to Your Travel Biz, Inc. and YTB Travel and Cruises, LTD. respectively in exchange for a 20 year service contract (see above).

     In April and September 2003, The Company issued 50,000 and 30,000 shares respectively to a vendor in payment for software development services rendered.

     In September 2003, 20,000 shares were issued to a vendor for the creation of an infomercial.

     As of September 30, 2003 and December 31, 2002, common shares are reserved for issuance as follows:

          Warrants
          --------

          Exercisable at $5.00 per share through December 2004       217,000
          Exercisable at $10.00 per share through November 2003      143,497

          Options
          -------

          Exercisable at various amounts through 2006 (weighted
                average of $1.08 per share)                          475,000
                                                                     -------
                Total                                                835,497
                                                                     =======

     A summary of stock option activity and weighted average exercise price for the year ended December 31, 2002 and the nine months ended September 30, 2003 are as follows:

                                                                    Weighted
                                                                     Average
                                              Options           Exercise Price
                                              -------          ---------------
     Outstanding, January 1, 2002             475,000          $     1.08
       Granted                                      -                   -
       Exercised                                    -                   -
       Forfeited/Cancelled                          -                   -
                                              -------          ---------------


       Outstanding, December 31, 2002         475,000          $     1.08

       Granted                                      -                   -
       Exercised                                    -          $        -

                          REZCONNECT TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

       Forfeited/Cancelled                               -          $    -

       Outstanding, September 30, 2003             475,000          $ 1.08
                                                   =======          =======

       Exercisable at September 30, 2003           475,000          $ 1.08
                                                   =======          =======


     A summary of stock options outstanding and exercisable as of December 31, 2002 and September 30, 2003 are as follows:

                                               Options Outstanding                       Options Exercisable
                                       ---------------------------------------   -------------------------------------
                                               Weighted            Weighted                             Weighted
          Exercise         Number               Average             Average          Number              Average
           Prices        Outstanding        Remaining Life         Exercise        Exercisable       Exercise Price
       -------------  -----------------  --------------------  ---------------   ---------------  --------------------

             $1.00           410,000           5 Years               $1.00            351,000             $1.00
             $2.00            65,000           5 Years               $2.00             45,000             $2.00

6.   INCOME TAXES

     As a result of the Company's operating losses for the nine months ended September 30, 2003 and 2002, no current income taxes are provided.

     As of September 30, 2003, the Company has net deferred tax assets of approximately $1,988,000 which consists principally of the income tax benefits of net operating loss carry forwards of approximately $4,970,000 which begin to expire in 2019. Due to the Company's history of operating losses, a valuation allowance in the amount of net deferred assets has been recorded.

7.   SEGMENT INFORMATION

     The Company currently operates in three business segments: providing and selling management services within the travel industry, including franchising activities, developing and commercializing Internet-based technology programs and on-line travel store services

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table. The "other" column includes corporate items not specifically allocated to the segments.




      Nine Months Ended             Franchise and Travel       Internet         Online Travel        Other         Total
      September 30, 2003             Related Management       Technology       Store Services
                                          Services             Programs
      ------------------            --------------------    -------------      ---------------    ----------- -----------
      Revenues                      $    1,414,213          $         -        $    181,430       $       -   $ 1,595,643
      Segment profit (loss)         $     (123,480)         $  (291,413)       $     85,867       $       -   $  (329,026)
      Total assets                  $      841,739          $   628,689        $    386,128       $ 640,501   $ 2,497,057
      Capital expenditures          $            -          $         -        $     76,927               -   $    76,927
      Depreciation and              $            -          $   291,413        $     75,031               -   $   366,444
        amortization
      Investment income             $            -          $         -        $          -       $  15,249   $    15,249

                                           REZCONNECT TECHNOLOGIES, INC.

                                        CONDENSED STATEMENTS OF CASH FLOWS

                                   NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                    (UNAUDITED)

      Nine Months Ended                 Franchise and           Internet         Online Travel       Other         Total
      September 30, 2002                Travel Related         Technology            Store
                                     Management Services        Programs            Services
      ------------------            --------------------    -------------      ---------------    ----------- -----------
      Revenues                      $    1,846,559                    -         $    21,000       $       -   $ 1,867,559
      Segment profit (loss)         $      (77,704)         $   (64,822)        $    21,000       $       -   $  (121,526)
      Total assets                  $    2,869,916          $ 1,007,099         $         -       $ 859,468   $ 4,736,483
      Capital expenditures          $            -          $    45,548         $         -       $       -   $    45,548
      Depreciation andamortization  $            -          $   233,033         $         -       $       -   $   233,033
      Investment income             $            -          $         -         $         -       $       -   $         -



Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            REZconnect (R) Technologies, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies, as well as Internet-based, travel-related services and technology developing unique reservation systems for the travel and entertainment industry. We are also a full service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation Central" as well as, web sites "Bookmytravel.com" and "REZconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

            REZconnect (R) Technologies, Inc. (the "Company") operations are comprised of 3 divisions. The first division is an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The other 2 divisions of the Company include our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry. The 3rd division builds online travel stores for consumers of travel agents, as well as Super Sites for Travel Agents to book their clients travel. REZconnect Technologies, Inc. has signed contracts with numerous Consortium groups to build online super sites for their agent base. Contracts that have been signed include: Hickory Leisure, InteleTravel, OSSN, ARTA, GTM and the IT Group.

            REZconnect's consumer driven websites provide strong content and bookability with over 55 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

            REZconnect typically charges $49 per month, on a non-contract basis, to own and operate on an online travel site. If an agent signs a one year contract, the cost is reduced and the agent only pays for 11 months of service. REZconnect now offers CLIA members a discounted rate of $39 per month with the same pre-payment plan described above. In addition, we offer CLIA agencies a free one-month trial before committing to a yearly contract. Agencies that pay month to month must pay by credit card, while yearly contracts can be paid either by check or credit card.

            Currently, there are over 4,000 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

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

            To date, REZconnect has signed 196 Single Unit franchises, 3 Area Representative Units and 4 Master Units. A single unit franchise consists of a single town or zip code with a population of 25,000 or less. Franchisees are required to sell e-commerce and advertising solutions, to earn revenue, within their purchased territory and market their website to local residents residing in the community. An Area Representative owns a minimum of 20 Franchise units in which he/she is responsible for the same tasks as a single unit franchise owner, however they represent a larger territory. A Master owns a minimum of 600 Franchise units. A Master's primary role is to sell individual franchise units and Area Representative Units. A Master earn revenue by Franchise sales as well as by sales created by franchisees within their master territory selling e-commerce and advertising solutions.

            Revenues from the sale of Area Representative Units and Master Units Franchisees are not usually recorded in our financial statement based on our accounting policy regarding the recognition of franchise revenues until services have been rendered and substantial doubt of collectability has been eliminated, usually upon receipt of payment. As of September 30, 2003, $25,000 collected from the sale of a Master Unit was recognized as revenue.

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

            In 2003, REZconnect signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, "Your Travel Biz, Inc." and "YTB Travel And Cruise LTD" (YTB) a network marketing company offering its' members an interactive consumer website from the Company. Further, all travel arrangements from the online are serviced by a division of the Company. We currently host over 2900 sites for YTB. Based on current projects supplied by YTB, the growth of new sites should increase significantly over the next several years. In conjunction with the signing of this agreement REZconnect issued YTB Travel and Cruise Ltd. and Your Travel Biz, Inc., 200,000 and 800,000 shares of stock respectively, as well as a $150,000 loan to be repaid in installments beginning in December 2003. YTB elected to repay the $150,00 loan in full in November 2003.

Results of Operations

            Three-months and nine months ended September 30, 2003 compared to the three-months and nine months ended September 30, 2002:

                                             Three Month's Ended             Nine Month's Ended
                                          September 30,   September 30,    September 30,  September 30,
                                               2003           2002             2003           2002
                                            ---------       ---------        ---------      ---------
Revenues

   Franchise fees .........................      1.9%            0.1%             4.0%           1.0%
   Franchise service fees and other .......     23.1%           27.6%            22.0%          28.0%
   Travel products and services ...........     60.0%           66.9%            62.6%          64.7%
   Advertising and other ..................      0.0%            1.6%             0.0%           5.2%
   Online Travel Stores ...................     15.0%            3.8%            11.4%           1.1%
                                            ---------       ---------        ---------      ---------
TOTAL REVENUES ............................      100%            100%             100%           100%
                                            ---------       ---------        ---------      ---------

Operating Expenses
   Cost of travel products and services ...     51.7%           56.8%            51.7%          60.5%
   Marketing and selling ..................      4.5%            4.3%             3.2%           5.1%
   General and administrative .............     50.7%           18.8%            43.0%          28.4%
        Depreciation and Amortization .....     25.2%           21.0%            23.0%          12.5%
                                            ---------       ---------        ---------      ---------
TOTAL OPERATING EXPENSES ..................    132.1%          100.9%           120.7%         106.5%
                                            ---------       ---------        ---------      ---------
  Income (loss) before other
  income and income taxes .................    -32.1%           -0.9%           -20.7%          -6.5%
  Other income - primarily interest .......      1.7%            0.0%             1.0%           0.0%
                                            ---------       ---------        ---------      ---------
  Income (loss) before income taxes .......    -30.4%           -0.9%           -19.7%          -6.5%
  Income taxes ............................       --               --               --             --
                                            ---------       ---------        ---------      ---------
 Net income (loss) ........................    -30.4%           -0.9%           -19.7%          -6.5%





                      THREE MONTHS ENDED SEPTEMBER 30, 2003
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

            Franchise fees increased by approximately $8,400 in the 2003 three-month period as compared to the 2002 three-month period. The increase is mostly due to the increase in sale of internet franchises.

            Franchise service fees and other declined by approximately $41,000 or 27% in the 2003 three-month period as compared to the 2002 three-month period. The decline is attributable to a decline in the number of brick and mortar franchisees in the franchise system, and declining travel worldwide.

            Travel products and services declined by approximately $80,000 or 22% in the 2003 three-month period as compared to the 2002 three-month period. Sales of travel related products and services are correlated to the number of brick and mortar franchisees in our system and the general demand for such products and services. As a result of declines in both the demand for travel services and products, as well as the number of franchisees in the system, revenues were adversely affected in 2003.

            Advertising and other revenues declined approximately $9,000 or 100% due to the fact that the Company was not active in this area in 2003. On the other hand revenues from online travel site have increased approximately $52,000 or 246% due to the fact, that this represents a new segment of income of the Company.

Expenses

            The cost of travel related products and services declined approximately $64,000 or 20% in the 2003 three-month period as compared to the 2002 three-month period as a result of lower related revenues. Such costs amounted to approximately 52% of revenues in the 2003 three-month period as compared to 57% of related revenues in the 2002 three-month period.

        Marketing and selling expenses declined by approximately $2,100 in the 2003 period as compared to the 2002 period.

            General and administrative expenses increased by approximately $142,000 or 136% in the 2003 three-month period as compared to the 2002 three month period. The increase relates to an increase in consulting, accounting, conferences and internet expenses, all of which relate to the Company's increased efforts in the online travel business.

            Depreciation expense increased approximately $6,000 in 2003 period as compared to the 2002 period. Due to the fact that the Company continues to capitalize and depreciate newly added capitalized software costs.

                      NINE MONTHS ENDED SEPTEMBER 30, 2003
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

            Franchise fees increased by approximately $45,000 in the 2003 nine-month period as compared to the 2002 nine-month period. The increase is related due to an increase in sale of internet franchises.

            Franchise service fees and other declined by approximately $172,000 or 33% in the 2003 nine-month period as compared to the 2002 nine-month period. The decline is attributable to a decline in the number of franchisees in the brick and mortar franchise system, and declining travel worldwide.

            Travel products and services declined by approximately $209,000 or 17% in the 2003 nine-month period as compared to the 2002 nine-month period. Sales of travel related products and services are correlated to the number of franchisees in our system and the general demand for such products and services. As a result of declines in both the demand for travel services and products, as well as the number of franchisees in the system, revenues were adversely affected in 2003.

            Advertising and other revenues declined approximately $96,000 or 100% due to the fact that the Company was not active in this area in 2003. On the other hand revenues from online travel site have increased approximately $160,000 or 764% due to the fact, that this represents a new segment of income of the Company.

Expenses

            The cost of travel related products and services declined approximately $309,000 or 27% in the 2003 nine-month period as compared to the 2002 nine-month period as a result of lower related revenues. Such costs amounted to approximately 52% of related revenues in the 2003 nine-month period as compared to 61% of related revenues in the 2002 nine-month period.

            Marketing and selling expenses declined by approximately $44,000 in the 2003 period as compared to the 2002 period.

            General and administrative expenses increased by approximately $155,000 or 29% in the 2003 nine-month period as compared to the 2002 nine-month period. The increase relates to an increase in consulting, accounting, conferences and internet expenses, all of which relate to the Company's increased efforts in the online travel business.

            Depreciation expense increased approximately $133,000 in 2003 period as compared to the 2002 period. Due to the fact that the Company began depreciating capitalized software costs in the second quarter of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the nine-months ended September 30, 2003, operating activities generated cash of approximately $69,000 compared to $47,000 for the nine-month period ended September 30, 2002.

        In 2003, we sold short-term investments of approximately $107,000.

        We believe that our cash and short term investments on September 30, 2003 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

ITEM 3 - CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures
         ------------------------------------------------

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

         Changes in internal controls
         ----------------------------

            There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II --  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5 - OTHER INFORMATION
         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         1. Not  applicable
         2. Reports on Form 8-K

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

                                    REZCONNECT TECHNOLOGIES, INC.

                                    /S/ Michael Y. Brent
                                    --------------------------------------------
                                    Michael Y. Brent, CEO
                                    Dated: November 13, 2003


                                    /s/ Derek J. Brent
                                    --------------------------------------------
                                    Derek J. Brent, CFO
                                    Dated: November 13, 2003

         This Form 10-QSB contains summary financial information extracted from the financial statements for the nine months ended September 30, 2003 and is qualified in its entirety by reference to such financial statements.