Form 10KSB
period 2003-12-31
REZCONNECT TECHNOLOGIES INC
filed 2004-03-30
CIK 852766

REZCONNECT TECHNOLOGIES, INC
(formerly Etravnet.com)


                           Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: March 31, 2004
                            Period End: Dec 31, 2003


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: REZT



                                Table of Contents


                                      10KSB

PART  I........................................................................4
   Item 1.Business.............................................................4
            BACKGROUND.........................................................5
            OPERATIONS.........................................................6
            REZCONNECT.........................................................9
            COMPETITION........................................................9
            MANAGEMENT........................................................11
   Item 2. Properties.........................................................12
   Item 3. Legal Proceedings..................................................12
   Item 4. Submission of Matters to a Vote of Securities Holders..............12

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

                                     10KSB1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003 was approximately $4,623,640.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 31, 2003, there were 10,470,803 shares of Common Stock, par value $.001 per share outstanding.

Documents incorporated by reference: None

                                     PART I
Item 1.  Business
-------  --------

Company History
---------------

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


BACKGROUND
----------
            We are a leader in the franchised travel services business. The Company has operated in this industry for almost 21 years. During this time, it has created a network of over 145 domestic franchisees and 9 international franchisees, represented in 4 countries. The Company offers an interactive, real-time booking engine and access to preferred deals with leading travel industry suppliers to its franchisees and to small office-home office ("SOHO") agencies, independent travel agencies and high traffic websites. The Company's revenue stream is comprised of one-time franchise fees as each franchise is sold, monthly franchise service fees from its franchisees and commissions on the sale of travel products plus monthly hosting fees on each website.

            While previously concentrating on the establishment of its "brick and mortar" franchise operations, management of the Company has recognized that margins in the travel agency industry are generally shrinking, due in large measure to reductions by airlines in commission rates and to greater competition throughout the industry. To combat these trends and strengthen its competitive position, the Company has sought to bring an advanced technology to the travel and lodging industry by investing in software development and offers new online travel franchises.



OPERATIONS
----------

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

           REZconnect's consumer driven websites provide strong content and bookability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

           REZconnect typically charges $49 per month, on a non-contract basis, to own and operate on an online travel site. If an agent signs a one year contract, the cost is reduced and the agent only pays for 11 months of service. REZconnect offers ASTA and CLIA members a discounted rate of $39 per month with the same pre-payment plan described above. During the initial launch of the REZconnect product, we are offering ASTA and CLIA agencies a free one-month trial before committing to a yearly contract. Agencies that pay month to month must pay by credit card, while yearly contracts can be paid either by check or credit card.

           Currently, there are over 5000 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

           In 2002 the company that guaranteed us delivery of advertising credits for cable TV ceased operations and REZconnect decided after consulting with its legal counsel, to write-off 100% of this asset. Further, the Company, has decided to write-off its goodwill as shown. Also in 2002, the company recorded an allowance against its notes receivable from franchisees and the corresponding deferred revenue balances, due to the fact that the balances were not paid for a few years. This adjustment did not affect the Company's profit and loss statement.

REZcity.com
-----------

           REZcity.com is an online city guide for over 53,000 towns throughout the USA, providing a unique model for travel agencies to participate by licensing their local community with rights to sell advertising and e-commerce solutions. The cost of the local town of 25,000 in population is $1500 as a one-time fee with an annual hosting fee of $150, for the 1st year with an annual 5% increase each year thereafter.

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

            Our Travel Network franchise fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location. Commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. Commissions on the sale of airline tickets range from 5% to 20%. Certain airlines, effective March 21, 2002, have eliminated commissions on airline ticket sales. Our franchisees have added or increased their service fees to make up for loss of commissions. Periodically, the Company may receive additional commissions in the nature of overrides from travel suppliers to encourage product marketing.

            In-house sales personnel have generally handled marketing of franchises.
            All of the Company's franchised operations are independently owned and operated. The Company operates one company-owned travel agencies. All sales of travel products by the Company are made through its franchisees or through its interactive web site. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

            In 2002, REZconnect signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, "Your Travel Biz, Inc."(YTB) a network marketing company offering its' members an interactive consumer website from the Company. Further, all travel arrangements from the online sites are serviced by a division of the Company. We currently host 3912 sites for YTB. Based on current projects supplied by YTB, the growth of new sites should increase significantly over the next several years.

REZconnect(R)
----------

            The Company intends to use its proprietary, patent pending REZconnect(R) technology as the basis for its market expansion.

            We believe that our REZconnect(R) technology will offer ease of use for both the individual seeking a reservation, as well as the supplier. Essentially, the technology works as follows:

     o The Internet user comes to a website for a restaurant, bed and breakfast, or other supplier that uses a reservation-based business model. The website could be the supplier's own, an aggregating site (such as RestaurantRow.com), an Internet yellow pages listing site, websites specifically used by travel agents (such as Worldspan), or the Company's own website.

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


          The communicator works off a software application that is downloaded from an e-mail broadcast or can be activated directly from the REZconnect or CLIA corporate websites. The agency only needs to download the program once. The communicator utilizes REZconnect's unique PUSH TECHNOLOGY moving the offers out of e-mail and to the availability of the agent on his/her office terminal.

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

            The restaurant industry will be marketed to in two ways. First, we intend to use our existing relationship with RestaurantRow.com to market REZconnect(R) to restaurants that are reviewed at those sites. Currently, our focus is to provide our net to phone application through RezCity.com and offer a unique technology to restaurant subscribers of RezCity.com.

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

1. Our current online, interactive sites (which are designed to generate visitors, purchases and create revenue) are the following:

               REZCONNECT.COM (TM)
               REZCITY.COM (TM)
               BOOKMYTRAVEL.COM (SM)

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

2. Private labeled travel agency site: high traffic or large e-commerce websites with outstanding demographics which offer our travel products within there existing sites under their own brand;
3.   Conversion Agencies -- full-service travel agencies
      Which will join our network or participate in some of our travel products and promotions; and

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

        While we see our future growth coming heavily from the e-commerce side, today the Company is a leading travel agency franchiser offering assistance to qualified entrepreneurs to enter the travel agency business as well as assisting existing agencies to benefit from using a global brand name and the accompanying benefits. In fact, we are entering our 20th year of operation and are one of the largest travel agency chains in the world. We have received international recognition for the quality of our programs, services and relationships with our franchisees. Currently, we have over 145 domestic travel agencies (broken into classes, including start-up and conversions) and over 11 international travel agencies.

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

        Each of our franchisees are independently owned and operated at their own respective leased locations. We provide our franchisees with training and instruction in the Global Travel Network methods of operation, including promotional assistance, agency development and expansion, computer usage, operating procedure, travel product, advertising and related travel agency management concepts. Throughout our franchise relationship, we provide continual training and assistance, including online daily email newsletters, conferences, and seminars, to add to the franchisees' skills and enhance the operation of each Global Travel Network travel unit.

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

Employees

            As of December 31, 2003, the Company had a total of 10 employees.

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


                                   MANAGEMENT

Directors, Director-elect and Executive Officers

        Set forth below is certain information concerning the directors and executive officers:

Name                  Age                   Position/Title
----                  ---                   --------------
Michael Y. Brent      61....................President, Chief Executive Officer
Derek J. Brent.       32....................VP/Comptroller, Secretary and Director
Harold L. Kestenbaum  53....................Director


        Mr. Michael Y. Brent, President, Chief Executive Officer, Secretary and a Director, graduated from the University of Miami in June 1965 with a Bachelor of Arts in administration and accounting. From July 1965 through 1974, he was a Director of Convention Sales for his family hotel business. From 1974 - 1981, Mr. Brent owned and operated his own travel company. In 1982, he helped start Travel Network, Ltd. (one of our predecessors) and served as Vice President until June 1989 when he became it's Chief Operating Office and a part owner. In 1994, Mr. Brent became our President and Chief Executive Officer. Mr. Brent owns 4,623,640 shares and is our largest shareholder.

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

Director, Officer and Contract Manager Compensation

        All employees are paid a salary commensurate with their responsibility and position. Certain officers and contract managers are paid a bonus (see chart below) based on our results of operations and the respective employee's contribution there to. The following table sets forth certain information regarding compensation for the fiscal year ended December 31, 2003, and the two prior years, earned by or paid to our current Chief Executive Officer, other executive officers and directors (collectively the "Directors and Officers") and one independent contractor manager (with information prior to September 17, 1999 relative to our predecessor, Global Travel Network, L.L.C.):

                                Fiscal        Salary/         Bonus/       Stock
Directors and Officers           Year     Consulting Fee   Commission   Options(1)(2)(6)
                                             (4)(5)
----------------------           ----     --------------   ----------   -------------
    Michael Y. Brent (1) (2)      2003       216,951    -0-             N/A
                                  2002       197,229    $60,000         N/A
                                  2001       166,930    $58,300         N/A

    Derek J. Brent (1)            2003        56,375      N/A           N/A
                                  2002        52,375      N/A           N/A
                                  2001        46,286      N/A           N/A

    Harold L. Kestenbaum (3)      2003         4,800        -0-         N/A
                                  2002         4,700        -0-         N/A
                                  2001         5,000        -0-         N/A

Contract Managers
-----------------
    Ori Klein                     2003        36,000        -0-         N/A
                                  2002        36,000        -0-         N/A
                                  2001        48,000       N/A          N/A




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

(5) In 2003, all employees salaries were returned to their previous salary levels. In 2002 employees took a salary reduction of 15%-25% in exchange for shares of restricted common stock with a value, at the time of issue, equal to the reduction in salary. The reduction occurred in the 4th quarter of 2001 and continued in the 1st, 2nd and 3rd quarters of 2002.

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

Item 2.  Properties
-------  ----------

        Our principal executive office consists of approximately 2,000 sq. ft. of leased space in an office building in Englewood Cliffs, New Jersey. The current monthly rent is $3,666. The lease expires in April 2008. We have no other offices and we do not own any properties. All franchised agency sites are owned or leased directly by the franchisees for such agencies.

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

                                                 High           Low
                                                 ----           ---
Fiscal year ended December 31, 2003
     First quarter                              $0.80          $0.51
     Second quarter                              0.60           0.32
     Third quarter                               0.60           0.38
     Fourth quarter                              0.55           0.32

Fiscal year ended December 31, 2002
     First quarter                              $0.31          $0.14
     Second quarter                              0.56           0.30
     Third quarter                               0.56           0.30
     Fourth quarter                              1.01           0.20





        At December 31, 2003 the closing price per share for our common stock, as reported by NASDAQ was $$0.32.

Dividend Policy

        We have not declared nor paid a cash dividend on our common stock since we became publicly owned. It is the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

        As of March 31, 2004, we had 451 common and no preferred shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Recent Sales of Unregistered Securities
 None

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        REZconnect(R)Technologies, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies as well as Internet-based travel-related services and technology developing unique reservation systems for the travel and entertainment industry. We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation Central" as well as web sites "Bookmytravel.com," and "Rezconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.
         REZconnect (R) Technologies, Inc. (the "Company") operations are comprised of 3 divisions. The first division is an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The other 2 divisions of the Company include our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry. The 3rd division builds online travel stores for consumers of travel agents, as well as Super Sites for Travel Agents to book their clients travel. REZconnect Technologies, Inc. has signed contracts with numerous Consortium groups to build online super sites for their agent base. Contracts that have been signed include: Hickory Leisure, InteleTravel, OSSN, ARTA, GTM and the IT Group.

         REZconnect's consumer driven websites provide strong content and bookability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ablity to personally follow-up with the online consumer and provide customer service.

         Our revenues are divided amongst our franchise systems. Travel Network and RezCity plus our online website (Book My Travel), fees and travel services to date has come from the franchise system, travel services and online site fees. We expect that REZconnect(R) Technologies will continue to play an important part in our 2004 revenue projections as we release the various applications within the travel and entertainment industries. During the last 3 years a larger portion of our expenses were related to our technology development. These expenses have been substantially reduced and should reflect in higher revenues in 2004. OVERVIEW
        Our revenues to date is predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales plus online hosting fees for websites. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required of the Company have been performed and collectability of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned. Online travel income is recorded when earned and is recognized based on the websites hosted.

        With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

        The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 16% for cruises and vacation packages. Based on the past several years leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered the Company incentive commissions above the standard compensation for its volume business. The Company expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the later offering the Company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to the Company or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. Each website travel store owner pays the Company a monthly fee of $5.00-$49.00 (depending upon multiple user contracts) plus the Company can earn transactional compensation from travel purchased off each website.


Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues:

                                       Year Ended     Year Ended
                                      December 31,   December 31,
                                         2002           2003

Revenues

   Franchise  fees                        0.5 %         0.5 %
   Franchise service fees and other      26.6 %        20.0 %
   Travel products and services          64.0 %        56.0 %
   Advertising and other                  4.7 %        - 0 -
   Online Travel Stores                   4.2 %        19.2 %
                                        -------       -------

TOTAL REVENUES                           100 %         100 %
                                        -------       -------

Operating Expenses
   Cost of travel products and sales     57.7 %        47.6 %
   Marketing and selling                  3.9 %         3.0 %
   General and administrative            32.2 %        40.0 %
                                        -------       -------
   Write-off of advertising receivable   63.8 %        - 0 -
   Write-off of goodwill                  6.5 %        - 0 -
   Depreciation and amortization         14.2 %        22.0 %

TOTAL OPERATING EXPENSES                178.3 %       112.6 %
                                        -------       -------

  Income (loss) before other
   Income and income taxes              (78.3 %)      (12.6 %)
   Other income - primarily interest      1.46 %         .05%
                                        -------       -------
   Income (loss) before income taxes    (76.9 %)      (12.1 %)
   Income taxes                            -                -
                                        -------       -------
 Net income (loss)                       (76.9 %)     (12.1 %)
                                        =======       =======


REVENUES

        Franchise Fees. Franchise fees increased in 2003 as compared to 2002 by approximately $122,479 as a result of increasing market conditions and management's decision in 2002 to focus a substantial portion of its resources on the development and growth of the Company's Internet presence and new franchise model, REZcity.com. In 2003, the Company increased its advertising and promotion of franchising activities in its domestic markets, including its internet travel services which overall has increased its franchise fees.

        Franchise Service Fees and online service fees in 2003 increased similarly as compared to 2003 by approximately $482,650, an increase of 46.0% This was attributable to more franchisees in the system, partially offset by higher average franchise fees. Our franchise agreements require franchisees to pay monthly franchise fees or hosting fees, which have annual scheduled increases. Individual franchise arrangements can provide the Company with annual fees ranging from $3,000 to $9,000 for Travel Network. In addition, each franchise agreement has a provision for an increase in our service fee based on year-over-year change in the consumer price index.

        Travel Products and Services. Travel products and services increased by approximately $224,484 from 2002 to 2003, a increase of approximately 13%. The increase is attributable to a increase in the number of franchisees utilizing the Company as their travel provider in 2003 OPERATING EXPENSES

        Cost of Travel Products and Services. Cost of travel products and services increased by approximately $108,681 or 7% in 2003 as compared to 2002. These costs increased as a result of higher travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was approximately 42% for 2003 and 32% for 2002.

        Marketing and Selling. Marketing and selling expenses decreased by approximately $447 from 2003 to 2002. The decrease represents a change of approximately 1%. The were no significant changes in payroll costs, commissions and startup fees paid on the accounts receivable of the franchisees.

        General and Administrative. General and administrative expenses increased by approximately $464,785 or 61% from 2002 to 2003. As a percentage of total revenues, general and administrative expenses were 40% in 2003 as compared to 45.7% in 2002. The decrease in general and administrative expense in 2003 is attributable to decreases in consulting expenses related to the Company's Internet activities.

        Goodwill and Other Intangible Assets. Goodwill and other intangible assets were non-existent in 2003.

         Other items of expense are: the recording of an impairment of advertising \receivables in the amounts of $1,496,000 in 2002. The $1,496,000 impairment was written off in 2002 when the Company recognized that the company who guaranteed delivery of the advertising credits has ceased operations. Rezconnect, after consulting with legal counsel, decided to write-off 100% of this asset. This transaction has no affect on the 2003 financial statement. Depreciation and amortization increased by $319,426 or 50% from 2002 to 2003.

Variability of Results

        The Company's travel products and services gross bookings have increased from 2002 to 2003 due to increase in the number of hosted websites including additional franchises derived from REZcity.com and an increase in products and services sold to travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from 2002 to 2003.

        As a result of the Company's operating history in online commerce and the variability that can be experienced by our franchising operations, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based predominantly on its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and anticipated net losses in a given period may be greater than expected.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operating activities in 2003 was approximately $109,736 as compared to cash used in operating activities of $33,000 in 2002.

        Cash provided by financing activities was approximately $325,000 in 2003 and used by financing activities was approximately $325,000 in 2002. Cash provided by financing activities in 2002 was mostly from the amount borrowed from the SBA. As of December 31, 2003, we had approximately $78,619 in cash and approximately $805,955 in short-term investments.

        The Company believes that cash and short term investments on hand at December 31, 2003 and its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.

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

         The brick and mortar franchise system of travel agencies is an established 22-year old system. The Company has redirected its focus on our internet products and services that include Rezcity.com, an online city guide and travel store. It is also using its software applications, that it has previously invested extensively in, to drive the online travel store to independent retail travel agencies, as well as, developing reservations systems which suppliers link their computer systems to airline computer systems and interact via the internet to take bookings from travel agents and consumers using its unique patent pending technology.



Item 7. Changes in and Disagreements with Accountants on Accounting and
------- ----------------------------------------------------------------
        Financial Disclosure

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

Michael Brent . . . 61          President and Chief Executive Officer and Director
Derek Brent . . . . 32          VP/Comptroller, Secretary and Director
Harold Kestenbaum . 53          Director

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

                                     Summary Compensation Table
                                        Annual Compensation               Long-Term Compensation
                                     ---------------------------------  ----------------------------

                                                          Other Annual   Restricted   Securities
Name and                   Fiscal                        Compensation   Stock Awards  underlying
All Other
Principal Position           Year     Salary      Bonus        (1)         ($)      Options/SARS(#)
Compensation
------------------          ------    ------      -----   ------------ ------------ --------------
Michael Y. Brent            2003      $216,951     -             -0-         -            -
Chairman, President and     2002      $197,229     -          $58,300        -            -
Chief Executive Officer     2001      $166,930     -          $58,000        -            -

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

        The Company pays commissions to another company owned by Michael Brent. Such payments totaled approximately $60,000 and $60,000 for the years ended December 31, 2003 and 2002 respectively.


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


(b) Reports on Form 8-K
     None

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REZconnect(R) Technologies, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of March, 2004.

                                  REZconnect(R)Technologies, Inc.

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent
                                  Chairman of the Board,
                                  President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of REZconnect Technologies, Inc. (formerly ETRAVNET.COM,INC.) in the capacities indicated on the 31st day of March, 2004.


/s/ Michael Y. Brent        Chairman of the Board               March 31, 2004
Michael Y. Brent            President and
                             Chief Executive Officer

/s/ Derek Brent             Director                            March 31, 2004
Derek Brent

/s/ Harold Kestenbaum       Director                            March 31, 2004
Harold Kestenbaum

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


Date: 3/31/04

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



Date: 3/30/04

        /s/ Derek J. Brent

        -------------------------------------------------
        [signature]
        Chief Financial Officer