Form 10KSB/A
period 2003-12-31
REZCONNECT TECHNOLOGIES INC
filed 2004-05-13
CIK 852766

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 13, 2004 was approximately $4,623,640.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 31, 2003, there were 10,470,803 shares of Common Stock, par value $.001 per share outstanding.

                                Table of Contents


                                      10KSB

PART I.........................................................................4
Item 1.Business................................................................4
          BACKGROUND...........................................................5
          OPERATIONS...........................................................6
          REZCONNECT...........................................................9
          COMPETITION..........................................................9
          MANAGEMENT..........................................................11
  Item 2. Properties..........................................................12
Item 3. Legal Proceedings.....................................................12
Item 4. Submission of Matters to a Vote of Securities Holders.................12

PART II.......................................................................12
  Item 5. Market for Registrant's Common Stock................................12
  Item 6. Management's Discussion and Analysis or Plan of Operation...........13
  Item 7. Financial Statement.................................................17
  Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................17

PART III......................................................................17
  Item 9. Directors and Executive officers, promoters and control person;
          Compliance with Section 16 (a) of the Exchange Act..................17
  Item 10.Executive Compensation..............................................18
  Item 11.Security Ownership of Certain Beneficial Owners and Management......20
  Item 12.Certain Relationships and Related Transactions......................20

PART IV.......................................................................20
  Item 13.Exhibits, Financial Statement Schedules and Reports for Form 8-k  ..20

Balance Sheet.................................................................F2
Statements of Operations......................................................F3
Statement of Shareholders Equity .............................................F4
Statement of Cash Flows.......................................................F5
Notes to Financial Statements.................................................F6

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

                                      (4)

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

     From 2000-2002 REZconnect Technologies, Inc. capitalized its software development for the application it planned to market using its net-to-phone-to-net process. In the fourth quarterof 2003 management after reviewing the software development on the application found that no firm orders have been received or revenue earned from the application and has decided to write off its entire capital investment REZcity.com REZcity.com is an online city guide for over 53,000 towns throughout the USA, providing a unique model for travel agencies to participate by licensing their local community with rights to sell advertising and e-commerce solutions. The cost of the local town of 25,000 in population is $1500 as a one-time fee with an annual hosting fee of $150, for the 1st year with an annual 5% increase each year thereafter.

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

                                      (5)

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

                                      (6)

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

                                      (7)

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

1. Our current online, interactive sites (which are designed to generate visitors, purchases and create revenue) are the following:

               REZCONNECT.COM (TM)
               REZCITY.COM (TM)
               BOOKMYTRAVEL.COM (SM)

In the B2C (" business to consumer") component, we directly offer travel related products to consumers through our own website. We will also expand our offline distribution channels by developing our network of domestic and international agencies as well our store-within-a-store Wal-Mart agencies. Additionally, we have established innovative programs that we will offer directly to both travel agencies and consumers alike, the first of which is an online, real-time, reverse auction application. In this sector, our goals are to provide:

o   Competitive travel products;
o   Online capability to provide travel-relatedservices in real-time;
o A customized and easy-to-use website that preserves each agency's corporate identity;
o Access to our online system that interfaces with one of the leading centralized reservation systems, offering agencies an efficient mechanism to electronically book air travel, hotel rooms, car rentals, cruises and tours;
o   Enticing commission and override arrangements; and
o Quality assistance to improve the execution of each agency's travel option.

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

                                      (8)

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


                                   MANAGEMENT

Directors, Director-elect and Executive Officers

        Set forth below is certain information concerning the directors and executive officers:


Name                  Age             Position/Title
----                  ---             --------------
Michael Y. Brent       62..............President, Chief Executive Officer
Derek J. Brent.        33..............VP/Comptroller, Secretary and Director
Harold L. Kestenbaum   54..............Director


                                      (9)

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


                            Fiscal    Salary/          Bonus/       Stock
Directors and Officers      Year    Consulting Fee    Commission   Options(1)(2)(6)
                            (4)(5)
----------------------      ----    --------------    ----------   -------------
 Michael Y. Brent (1)(2)    2003       216,951          $60,000    N/A
                            2002       197,229          $60,000    N/A
                            2001       166,930          $58,300    N/A

 Derek J. Brent (1)         2003        56,375          N/A        N/A
                            2002        56,375          N/A        N/A
                            2001        46,286          N/A        N/A

 Harold L. Kestenbaum (3)   2003         4,800          -0-        N/A
                            2002         4,700          -0-        N/A
                            2001         5,000          -0-        N/A

Contract Managers
-----------------
 Ori Klein                  2003        36,000           -0-       N/A
                            2002        36,000           -0-       N/A
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

                                      (10)

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

                                      (11)

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





        At December 31, 2003 the closing price per share for our common stock, as reported by NASDAQ was $0.32.

Dividend Policy

        We have not declared nor paid a cash dividend on our common stock since we became publicly owned. It is the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

        As of May 13,2004, we had 451 common and no preferred shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Recent Sales of Unregistered Securities
 None

                                      (12)

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        REZconnect(R) Technologies, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies as well as Internet-based travel-related services and technology developing unique reservation systems for the travel and entertainment industry. We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation Central" as well as web sites "Bookmytravel.com," and "Rezconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

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

Our revenues are divided amongst our franchise systems. Travel Network and RezCity plus our online website (Book My Travel), fees and travel services to date has come from the franchise system, travel services and online site fees. We expect that REZconnect(R)
Technologies will continue to play an important part in our 2004 revenue projections as we release the various applications within the travel and entertainment industries. During the last 3 years a larger portion of our expenses were related to our technology development. These expenses have been substantially reduced and should reflect in higher earnings in 2004.

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


                                      (13)

Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues:


                                           Year Ended       Year Ended
                                          December 31,     December 31,
                                            2002              2003

Revenues

   Franchise  fees                            0.5 %             0.5 %
   Franchise service fees and other          26.6 %            23.7 %
   Travel products and services              64.0 %            57.0 %
   Advertising and other                      4.7 %             3.5 %
   Online Travel Stores                       4.2 %            15.3 %
                                             -------          --------

TOTAL REVENUES                               100 %            100 %
                                            -------          --------

Operating Expenses
   Cost of travel products and sales         57.7 %           58.5 %
   Marketing and selling                      3.9 %            4.5 %
   General and administrative                32.2 %           34.8 %
                                            -------          --------
Write-off of advertising receivable          63.8 %            - 0 -
Write-off of goodwill                         6.5 %            - 0 -
Write-off of capitalized software             - 0 -           32.6 %
Depreciation and amortization                14.2 %            15.7 %

TOTAL OPERATING EXPENSES                    178.3 %           147.1 %
                                            -------          --------

  Income (loss) before other
   Income and income taxes                  (78.3 %)         (47.1 %)
   Other income - primarily interest          1.46 %           1.0 %
                                            -------          --------
   Income (loss) before income taxes        (76.9 %)         (46.1 %)
   Income taxes                                -                  -
                                            -------          --------
 Net income (loss)                          (76.9 %)         (46.1 %)
                                            =======          ========


                                      (14)

REVENUES

        Franchise Fees. Franchise fees increased in 2003 as compared to 2002 by approximately $102,404 as a result of increasing market conditions and management's decision in 2002 to focus a substantial portion of its resources on the development and growth of the Company's Internet presence and new franchise model, REZcity.com. In 2003, the Company increased its advertising and promotion of franchising activities in its domestic markets, including its internet travel services which overall has increased its franchise fees.

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

        Travel Products and Services. Travel products and services declined by approximately $153,685 from 2002 to 2003, a decrease of approximately 6.4%. The decrease is attributable to a decrease in the number of franchisees utilizing the Company as their travel provider in 2003 OPERATING EXPENSES
        Cost of Travel Products and Services. Cost of travel products and services increased by approximately $52,138 or 9.6% in 2003 as compared to 2002. These costs increased as a result of higher travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was approximately 39.9% for 2003 and 32% for 2002.

        Marketing and Selling. Marketing and selling expenses increased by approximately $15,633 from 2003 to 2002. The increase represents a change of approximately 8.5%. There were slight changes in payroll costs, commissions and startup fees paid on the accounts receivable of the franchisees.

        General and Administrative. General and administrative expenses increased by approximately $83,000 or 9% from 2002 to 2003. As a percentage of total revenues, general and administrative expenses were 32% in 2003 as compared to 34.8% in 2002. The increase in general and administrative expense in 2003 is attributable to increases in consulting expenses related to the Company's Internet activities.

     Goodwill and Other Intangible Assets. Goodwill and other intangible assets were non-existent in 2003.

                                      (15)

        Other items of expense are: the recording of an impairment of advertising \receivables in the amounts of $1,496,000 in 2002. The $1,496,000 impairment was written off in 2002 when the Company recognized that the company who guaranteed delivery of the advertising credits has ceased operations. Rezconnect, after consulting with legal counsel, decided to write-off 100% of this asset. This transaction has no affect on the 2003 financial statement. Depreciation and amortization increased by $44,456 or 14.2% from 2002 to 2003.

In addition to the other expenses, we also recorded the impairment of capital software in the amount of $783,207 in 2003. Impairment was written off in 2003, when the Company concluded that the software application for "net-to-phone-to-net" has not produced any revenues to date. Due to the rapid changes in this sector, the Company could not produce any revenues by going forward and decided to write-off 100% of this asset.


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

LIQUIDITY AND CAPITAL RESOURCES

        Cash used by operating activities in 2003 was approximately $109,736 as compared to cash used in operating activities of $34,000 in 2002.

        Cash provided by financing activities was approximately - 0- in 2003 and used by financing activities was approximately $325,000 in 2002. Cash provided by financing activities in 2002 was mostly from the amount borrowed from the SBA. As of December 31, 2003, we had approximately $62,718 in cash and approximately $732,135 in short-term investments.

        The Company believes that cash and short term investments on hand at December 31, 2003 and its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.

                                      (16)

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



Item 7. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 8.  Directors and Executive Officers, Promoters and Control Persons;
-------  -----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------


     The directors and executive officers of the Company are as follows:


Name                  Age    Position(s) with the Company
----                  ---    ----------------------------

Michael Brent . . .    62     President and Chief Executive Officer and Director
Derek Brent . . . .    33     VP/Comptroller, Secretary and Director
Harold Kestenbaum .    54     Director


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

                                      (17)

                                                  Summary Compensation Table

                            Annual Compensation              Long-Term Compensation
                          ---------------------------------  ----------------------------

                                                            Other Annual   Restricted   Securities
     Name and              Fiscal                           Compensation   Stock Awards  underlying
   All Other
Principal Position         Year         Salary      Bonus        (1)         ($)         Options/SARS(#)  Compensation
------------------         ------       ------      -----   ------------ ------------    ------------

Michael Y. Brent             2003      $216,951     -       $60,000             -             -
Chairman, President and      2002      $197,229     -       $60,000             -             -
Chief Executive Officer      2001      $166,930     -       $58,300

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

                                  Individual Grants
                   --------------------------------------------------
                       Number of       % of Total
                      Securities       Options Granted  Exercise
                      Underlying       Employees in       Price     Expiration
Name                Options Granted  (1)Fiscal Year     per Share      Date
----                 ---------------- -------------     ---------   ----------

Michael Y. Brent       200,000             40%           $1.00         2006
Stephanie Abrams       100,000             20%           $1.00         2006
Derek J. Brent         100,000             20%           $1.00         2006
(1)  These options are exercisable for seven years.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

     The following information concerns the exercise of each stock option and/or free standing SAR during the last fiscal year by each of the named executive officers and the aggregate fiscal year-end value of unexercised options and SARs.


                                          Number of
                                       Securities Underlying           Value of Unexercised
                                        Unexercised Options            In-The-Money Options
                                         at Fiscal Year End              at Fiscal Year End
Name                 Exercise Realized Exercisable/Unexercisable   Exercisable/Unexercisable
-----                -------- -------- -------------------------   -------------------------

Michael Brent             -       -            - / 200,000                  $ - / -
Stephanie Abrams          -       -            - / 100,000                  $ - / -
Derek J. Brent            -       -            - / 100,000                  $ - / -


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



                                      (18)

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

        The Company pays commissions to another company owned by Michael Brent. Such payments totaled approximately $60,000 for the years ended December 31, 2003 and 2002 respectively.


                                      (19)

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



Exhibit
  No.                         Exhibits
-------                       --------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, File No. 33-29561-NY).
3.2 Certificate of Amendment to the Certificate of Incorporation of the Company (Incorporated by reference to Form 10-KSB for the fiscal year ended November 30, 1998).
3.3 Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of New York on September 28, 1999. (Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1999.)
3.4   By-Laws of the Company, as amended.(Incorporated by reference to Exhibit
      3.2 to Registration Statement on Form S-18, File No. 33-29561-NY).
10.1 Employment Agreement between the Company and Michael Y. Brent, dated March 1, 2000. (Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1999.)
10.2 Lease Agreement between Wal-Mart Stores, Inc. and Travel Network dated as of July 1, 1996. (Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1999.)
10.3 Form of Indemnification Agreement. (Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1999.)
10.4 Certificate of Amendment to the Certificate Incorporation of the Company filled with the Secretary of State of New York on September 28, 2000 (Incorporated by reference to Exhibit 3.1.2 to Form SB-2 Registration Statement, File No. 333-4666)

31.1* Chief Executive Officer Certification  pursuant to Rule 13a-14(a) or
      15d-14(a) of the Securities  Exchange Act of 1934, as adopted  pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Chief Financial Officer Certification  pursuant to Rule 13a-14(a) or
      15d-14(a) of the Securities  Exchange Act of 1934, as adopted  pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Chief Executive Officer Certification  pursuant to 18 U.S.C. Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Chief Financial Officer Certification  pursuant to 18 U.S.C. Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 -----------------------
 * Filed herewith.


Reports in Form 8K
------------------

(b)  Change of Auditors and Late Filing of Form 10KSB.

     None


                                      (20)

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REZconnect(R) Technologies, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of May, 2004.

                                  REZconnect(R)Technologies, Inc.

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent
                                  Chairman of the Board,
                                  President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of REZconnect Technologies, Inc. (formerly ETRAVNET.COM, INC.) in the capacities indicated on the 12th day of May, 2004.


/s/ Michael Y. Brent        Chairman of the Board             May 13,2004
Michael Y. Brent            President and
                            Chief Executive Officer

/s/ Derek Brent                   Director                    May 13,2004
Derek Brent

/s/ Harold Kestenbaum             Director                    May 13,2004
Harold Kestenbaum


                                      (21)

                          REZCONNECT TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                          REZCONNECT TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                      Page
                                                                      ----

Independent Auditors' Report                                            F1

Independent Auditors' Report                                            F2


Financial Statements

    Balance Sheets                                                      F3

    Statements of Operations                                            F4

    Statements of Changes in Stockholder's Equity                       F5

    Statements of Cash Flows                                            F6

Notes to Financial Statements                                           F7 - 19

To the Board of Directors and Shareholders
Rezconnect Technologies, Inc.


We have audited the statement of operations, shareholders' equity, and cash flow of Rezconnect Technologies, Inc (formerly Etravnet.Com, Inc.) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statement of operations, shareholders' equity and cash flow referred to above present fairly, in all material respects, the results of operations and cash flow for the year ended December 31, 2002 of Rezconnect Technologies, Inc., in conformity with accounting principles generally accepted in the United States of America.



Garden City, New York
March 18, 2003

                                      (F1)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Rezconnect Technologies, Inc.
Englewood Cliffs, New Jersey


We have audited the accompanying balance sheet of Rezconnect Technologies, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rezconnect Technologies, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of REZConnect Technologies, Inc. as of December 31, 2002, were audited by other auditors whose report dated March 18, 2003 expressed an unqualified opinion on those statements.

Dischino & Associates, P.C.
Fairfield, New Jersey



May 6, 2004





                                      (F2)

                          REZCONNECT TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                       ASSETS
CURRENT ASSETS
       Cash                                                                     $     62,718
       Short-term investments                                                        732,135
       Accounts receivable, less allowance for doubtful
             accounts of $4,061)                                                     255,244
       Current portion of notes receivable                                           112,490
                                                                                -------------
TOTAL CURRENT ASSETS                                                               1,162,587

OTHER ASSETS
       Capitalized software costs, at cost less accumulated
       amortization of $54,557 as of December 31, 2003.                               72,469
       Notes receivable, less current portion                                        637,444
       Security deposits receivable                                                   13,133
                                                                                -------------
TOTAL OTHER ASSETS                                                                   723,046
                                                                                -------------

TOTAL ASSETS                                                                    $  1,885,633
                                                                                =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                    $    105,776
       Current maturities of long term debt                                           20,368
       Deferred revenue                                                              112,490
                                                                                -------------
TOTAL CURRENT LIABILITIES                                                            238,634

OTHER LIABILITIES
       Long term debt, less current maturities                                       300,802
       Deferred revenue                                                              632,862
       Security deposits payable                                                      26,266
                                                                                -------------
TOTAL OTHER LIABILITIES                                                              959,930
                                                                                -------------

TOTAL LIABILITIES                                                                  1,198,564

STOCKHOLDERS' EQUITY
       Common stock, par value $.001, 20,000,000 shares authorized,                   10,462
           10,462,983 shares issue and outstanding
       Additional paid-in capital                                                  6,439,863
       Accumulated deficit                                                        (5,763,256)
                                                                                -------------
TOTAL STOCKHOLDERS' EQUITY                                                           687,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  1,885,633
                                                                                =============



       See independent auditors' report and notes to financial statements



                                      (F3)

                          REZCONNECT TECHNOLOGIES, INC.
                             STATEMENTS OF OPERATION
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                       2003             2002
                                                                                -------------     -------------
       REVENUE
            Franchise fees                                                      $     115,280     $      12,876
            Franchise service fees and other                                          569,545           621,483
            Travel products and services                                            1,346,930         1,500,616
            Online travel income                                                      282,471            98,129
            Advertising and other                                                      85,862           110,010
                                                                                -------------     -------------

       INCOME BEFORE SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES                                                 2,400,088         2,343,114

       OPERATING EXPENSES
            Cost of travel services and products                                    1,403,054         1,350,916
            Depreciation and amortization expense                                     376,486           332,030
            Marketing and selling                                                     108,006            92,373
            General and administrative expenses                                       836,927           753,927
            Impaiment of capitalized software costs                                   783,207                 -
            Impairment of goodwill                                                          -           153,400
            Impairment of advertising receivable                                            -         1,496,000
                                                                                -------------     -------------
       TOTAL OPERATING EXPENSES                                                     3,507,680         4,178,646

       LOSS FROM OPERATIONS                                                        (1,107,592)       (1,835,532)

       OTHER INCOME (EXPENSE)
            Loss from sale of short-term investments                                  (14,113)                -
            Interest income                                                            18,225            34,200
            Interest expense                                                           (1,885)                -
                                                                                -------------     -------------
       TOTAL OTHER INCOME (EXPENSE), NET                                                2,227            34,200
                                                                                -------------     -------------

       INCOME BEFORE INCOME TAXES                                                  (1,105,365)       (1,801,332)

       INCOME TAXES                                                                     2,118                 -
                                                                                -------------     -------------

       NET LOSS                                                                    (1,107,483)       (1,801,332)

       PREFERRED STOCK DIVIDENDS                                                            -           (35,808)
                                                                                -------------     -------------

       NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                               $  (1,107,483)    $  (1,837,140)
                                                                                ==============    =============

       EARNINGS (LOSS) PER SHARE:
            WEIGHTED AVERAGE COMMON SHARES
                   OUTSTANDING                                                      9,912,983         7,915,078
                                                                                =============     =============

       BASIC AND DILUTED LOSS PER SHARE                                         $       (0.12)    $       (0.23)
                                                                                =============     =============

       See independent auditors' report and notes to financial statements


                                      (F4)


                          REZCONNECT TECHNOLOGIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                            Additional
                                   Preferred Stock                          Common Stock     Paid-In      Accumulated
                                  Shares            Amount         Shares       Amount       Capital        Deficit         Total
                               ---------------     -------     ------------    --------  -------------- ---------------  ----------

BALANCE, BEGINNING OF OF 2002        143,497           143       6,321,769    $ 6,321   $  6,035,508   $  (2,854,441)   $ 3,187,531
COMMON SHARES ISSUED FOR
      SERVICES AND DIVIDENDS                 -           -         863,699        864        201,440                  -     202,304

PREFERRED DIVIDENDS                          -           -             -           -         (35,808)                -      (35,808)

ISSUANCE OF COMMON SHARES
      TO FORMER MEMBERS                      -           -       1,173,036      1,173         (1,173)                -           -

CONVERSION OF PREFERRED
      SHARES TO COMMON              (143,497)         (143)      1,004,479      1,004         (1,004)                -         (143)

NET LOSS                                     -           -             -           -               -      (1,801,332)    (1,801,332)
                               ---------------     -------     ------------    --------  -------------- ---------------  ----------

BALANCE, END OF 2002                         -           -       9,362,983    $ 9,362   $  6,198,963   $  (4,655,773)   $ 1,552,552

COMMON SHARES ISSUED FOR
      SERVICES AND DIVIDENDS                 -           -       1,100,000      1,100        240,900             -          242,000

ISSUANCE OF COMMON SHARES
      TO FORMER MEMBERS                      -           -                 -        -                -           -               -

NET LOSS                                     -           -                 -        -                -    (1,107,483)    (1,107,483)
                               ---------------     -------     ------------    --------  -------------- ---------------  ----------

BALANCE, END OF 2003                         -           -      10,462,983    $  10,462 $    6,439,863 $  (5,763,256)  $    687,069
                               ===============     =======     ===========    =========  ============== ================ ==========

       See independent auditors' report and notes to financial statements

                                      (F5)


                          REZCONNECT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                           2003                   2002
                                                                                      -------------     -------------

      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                      $  (1,107,483)    $  (1,801,332)
        Adjustments to reconcile net loss to net cash provided (used)
            by operating activities:
                Depreciation and amortization                                               376,486           332,030
                Impaitment of capitalized software costs                                    783,207                 -
                Impairment of goodwill                                                            -           153,400
                Impairment of advertising receivable                                              -         1,496,000
                Common shares issued for services                                           242,000           144,356
                Changes in assets and liabilities
                    Accounts receivable                                                      15,562            11,614
                    Notes receivable                                                       (233,012)          398,387
                    Security deposits receivable                                             (8,181)          (41,408)
                    Accounts payable and accrued expenses                                    24,163          (328,250)
                    Deferrred revenue                                                       228,430          (398,387)
                                                                                      -------------     -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                             321,172           (33,590)

      CASH FLOWS FROM INVESTING ACTIVITIES:
                Payment for software license fee and costs of development                  (297,827)          (58,128)
                Short term investments purchased                                            (20,615)         (210,785)
                                                                                      -------------     -------------
      NET CASH USED BY INVESTING ACTIVITIES                                                (318,442)         (268,913)

      CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from (repayment of) debt                                            (3,330)          324,500
                                                                                      -------------     -------------
      NET CASH USED BY FINANCING ACTIVITIES                                                  (3,330)          324,500
                                                                                      -------------     -------------

      NET INCREASE IN CASH                                                                     (600)           21,997

      CASH, BEGINNING OF YEAR                                                                63,318            41,321
                                                                                      -------------     -------------

      CASH, END OF YEAR                                                               $      62,718     $      63,318
                                                                                      =============     =============



                                 NON CASH INVESTING AND FINANCING ACTIVITIES
      Issuance of 1,000,000 shares of common stock                                    $     242,000     $         -
                                                                                      =============     =============
      Issuance of 100,000 common shares for for software                              $         -       $      22,000
                                                                                      =============     =============
      Preferred dividends paid by the issuance of common stock                        $         -       $      35,808
                                                                                      =============     =============




       See independent auditors' report and notes to financial statements





                                      (F6)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS

Rezconnect Technologies, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies as well as Internet-based travel-related services and technology developing unique reservation systems for the travel and entertainment industry. The Company is also a full-service provider of discount travel products and services to the leisure and small business traveler. It operates the business under its trade names "Travel Network", "Global Travel Network" and "Travel Network Vacation Central" as well as web sites "Bookmytravel.com".

The Company's operations are comprised of three divisions. The first division is an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The other two divisions of the Company include our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry. The 3rd division builds online travel stores for consumers of travel agents, as well as Super Sites for Travel Agents to book their clients travel.

All of the Company's franchised operations are independently owned and operated. All sales of travel products by the Company are made through its franchisees or through its interactive web site. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

The Company is also engaged in the wholesale travel business, providing product and services to its franchisees, which it obtains from tour operators and cruise lines. The Company also operates a retail travel agency.

In 2002, the Company signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, "Your Travel Biz, Inc." (YTB), a network marketing company offering its' members an interactive consumer website from the Company. Further, all travel arrangements from the online sites are serviced by a division of the Company. The Company host 3912 sites for YTB.

Beginning in 1999, the Company began developing Internet-based marketing and technology services.

In recent years, the Company began shifting its operations away from franchising in order to concentrate on developing its internet travel agency business. The Company's investments in software and technology are directed towards the enhancement of its online travel agency.







                        See independent auditors' report




                                      (F7)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting
-------------------
The financial statements have been prepared in accordance with generally accepted accounting principles, using the accrual method. Accordingly, revenues are recorded in the period in which they are earned and expenses are recorded in the period in which they are incurred.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to the recoverability of the advertising receivable and capitalized software costs.

Revenue recognition
-------------------

Franchise Fees
--------------
Payment of an initial franchise fee, which is due upon execution of a franchise agreement, can be in the form of cash, notes or a combination thereof. Revenue is deferred until all material services and conditions required of the company, prior to the opening of the franchised business, have been performed and substantial doubts of collectibility have been eliminated, usually upon receipt of payment.

As of December 31, 2003 and 2002, the Company has taken a reserve against its notes receivable and corresponding deferred revenue balance for approximately $237,000 due to non-collection of balances in recent years.

Travel Products and Services
----------------------------
Commissions earned from the sales of travel products and services are recognized when earned. Revenues earned from all other sales of travel and related products, where the Company is the credit card merchant of record, are recorded when earned at their aggregate retail value. Cancellations have historically not been material.

Advertising and Other
---------------------
Advertising, franchise service fees and other revenues are recognized as they become payable. Other revenue consists primarily of travel related income from the operation of a retail travel Service and certain earned commissions.

Online Travel Income
--------------------
Online travel income is recognized when earned income is recorded on a monthly basis based on the number of websites hosted.



                        See independent auditors' report


                                      (F8)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of credit risk
----------------------------
The Company is subject to credit risk through its cash, trade receivables, short-term investments and notes payable. Credit risk with respect to cash is minimized as the Company maintains deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund to minimize credit risk.

Financial instruments
---------------------
The Company's financial instruments include cash, trade receivables, current maturities of notes receivable and payables for which carrying amounts
approximate   fair  value  due  to  the  relatively   short  maturity  of  these
instruments. The carrying value of the Company's short-term investments approximates fair value based on quoted market prices. Management has determined that it would not be practicable to estimate the fair values of its long-term notes receivable.

Cash and cash equivalents
-------------------------
Cash and cash equivalents include all highly liquid investments with original maturities of three months or less when purchased.

Short-term investments
----------------------
Short-term investments consist of mutual bond funds which are classified as "available-for-sale" Securities and, accordingly, are carried at fair value. Realized gains and losses are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. At both December 31, 2003 and 2002, cost approximated market value.

Goodwill
--------
The excess of cost over net assets acquired (goodwill) was being amortized on a straight-line basis over five years.

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

The following table presents adjusted net loss and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142 for the year 2003 and 2002:





                        See independent auditors' report


                                      (F9)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill(Continued)

                                         2003                    2002
                                     -------------           -------------

Net loss as reported                 $  (1,107,483)          $  (1,837,140)
Add back: Goodwill amortization              -                        -
Pro forma net loss                      (1,107,483)            (1,837,140)
Loss per share as reported               (0.12)                      (0.23)
Pro forma loss per share                 (0.12)                      (0.23)

Advertising
The Company expenses advertising costs as incurred. Advertising expense for 2003 and 2002 was approximately $3,596 and $17,511, respectively.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designed after September 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity.


                        See independent auditors' report


                                      (F10)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements(Continued)
-------------------------------------------
It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004; the Company does not believe the adoption of SFAS No. 150 will have a material impact on its financial statements.

Accounts receivable and notes receivables
-----------------------------------------
The Company reflects accounts receivable and notes receivables at their outstanding principal balances as of the balance sheet date, adjusted for any charge-offs, allowances. In both 2003 and 2002, the Company recorded an allowance against its notes receivables from franchisees and the corresponding deferred revenue balances, due to the fact that the balances were not paid for a few years. This adjustment did not affect the Company's profit and loss statement.

Profit sharing plan
-------------------
The Company sponsors a defined contribution plan. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors.

Employees may make voluntary contributions, subject to statutory limitations. The Company elected not to make a contribution for 2003 or 2002.

Comprehensive Income
--------------------
The company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes rules for reporting and display of comprehensive income and its components. There are no items of other comprehensive income for 2003 and 2002.

Stock-based compensation
------------------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) requires that companies with stock-based compensation plans recognize compensation expense based on the "fair value" accounting method, or to apply the "intrinsic value" method provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and disclose pro forma net income assuming the fair value method had been applied.

The Company has elected to adopt the disclosure-only provisions of SAFS 123 and, accordingly, computes compensation expense for employees as prescribed by APB
25. Under APB 25, compensation cost, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. For stock options granted to non-employees, expense is measured based on the fair value method prescribed by SFAS 123.


                        See independent auditors' report


                                      (F11)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (loss) per share
-------------------------
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assume that outstanding common shares are increased by common shares issuable upon exercise of stock options and the conversion of preferred stock where their exercise or conversion would be dilutive. In 2003 and 2002, the effects of assumed exercise of options and warrants and/or the conversion of preferred shares would be anti-dilutive.

Capitalized software costs
--------------------------
Pursuant to SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes certain costs incurred during an internal use software development project, including costs related to applications, infrastructure, and graphics development for the Company's web site. Capitalized costs consist of the cost of the software license agreement (Note 3), and certain external direct costs of materials and licensor provided services incurred in developing the software for its specific applications.

Capitalized software costs are being amortized over their expected useful life of thirty-six months

Advertising Receivable
----------------------
In January, 2000, the Company entered into an agreement with a company that specializes in arranging and brokering the placement of cable advertising. Under the terms of the agreement, the Company issued 207,289 shares of its common stock in return for the promise by the other party to provide approximately $2,021,000 of cable advertising credits to the Company. Through December 31, 2000, the Company utilized approximately $25,000 of such credits. No credits were utilized in 2002 and 2003. Advertising expense is charged when the advertising credits are utilized. An allowance of $500,000 was taken against the receivable balance as of December 31, 2001 due to non-use of the advertising credits and a dispute with the vendor over the terms of the agreement. At December 31, 2002 the Company discovered that the vendor was no longer in business. As such, an impairment of $1,496,000 was recorded as of December 31, 2002. The Company intends to vigorously pursue this matter in the near future but has elected to record the impairment since the cable advertising placement company has ceased operations and maybe judgment proof.

NOTE 3 - SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS
---------------------------------------------------------

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

                        See independent auditors' report


                                      (F12)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 3 - SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS(CONTINUED)
--------------------------------------------------------------------

In February 2003, the Company reached an agreement with the licensor to waive the license fee of $75,000 in return for the issuance of common shares worth $50,000 at the time of issuance. The Company will then pay the licensor a 4% fee on all revenue generated from the use of the net-to-phone technology portion of the software.

The Company has not generated any revenue from this technology. In 2003, the Company elected to take an impairment of the remaining capitalized software cost and the related capitalized consulting cost associated with the development of the software.

NOTE 4 - LONG TERM DEBT
-----------------------

On January 11, 2002, as a result of the events of September 11, the Company borrowed $324,500 from the United States Small Business Administration under its disaster relief program. Payments were to commerce in January 2003. However, the Small Business Administration extended the commencement date to November 2003. The loan is repayable on a monthly installment of $2,607 including interest at 4% per annum through October 2017. The loan is guaranteed by the Company's chief executive officer and is collateralized by the accounts receivable and property and equipment of the Company.

Minimum principal payments under long term debt agreement as of December 31, 2003 are as follows:

         2004                              $    20,368
         2005                                   21,092
         2006                                   21,842
         2007                                   22,619
         2008                                   23,423
         Thereafter                            211,826
                                               -------

         Total                             $   321,170
                                               =======

NOTE 5 - COMMIMENTS AND CONTINGENCIES
-------------------------------------

Leases
The Company is obligated under an office lease, renewed in 2003 and extended until April 30, 2008, to pay minimum annual rentals, currently at $44,000, plus real estate taxes and operating cost charges.

In addition, the Company has entered into various lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for 10 locations pursuant to a master lease agreement. The Company has also entered into sub-lease agreements with franchisees at many of these Wal-Mart locations.

                        See independent auditors' report


                                      (F13)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 5 - COMMIMENTS AND CONTINGENCIES(CONTINUED)

Leases(continued)
The Company has an option to renew both the leases with Wal-Mart and the subleases with the franchisees for a two-year period and, additionally, three one-year periods.

The following is a summary of net rental expense, included in general and administrative expenses, under all operating leases:



                                               2003               2002
                                               ----               ----

Minimum rentals                           $  248,160          $  349,854
Less: Sublease rentals                       222,646             349,854
                                             -------             -------

Net rental expense                        $   25,514          $        -
                                            ========             =======

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having initial terms in excess of one year, are as follows:

         2004                             $   73,447
         2005                                 44,333
         2006                                 46,333
         2007                                 48,333
         2008                                 16,333
                                             --------

         Total                            $  228,779
                                             =======

The minimum future rentals have not been reduced by approximately $12,542 of sublease rentals to be received in the future under non-cancelable subleases.

Legal Proceedings
-----------------
The Company is involved in legal proceedings incurred in the normal course of business. At December 31, 2003 and 2002, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

Employment Agreement
--------------------
During 2000, the Company entered a five-year employment agreement with its Chief Executive Officer ("CEO"). Pursuant to the agreement, the CEO is paid an annual base salary of $200,000 per year with annual 6% increases, and a bonus incentive equal to 10% of all initial franchise fees earned by the Company. Additionally, the agreement provides the CEO certain rights in the event of a change in control of the Company.





                        See independent auditors' report


                                      (F14)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------
During the third quarter of fiscal 2000, the Company issued 143,497 shares of its series A 7% cumulative convertible preferred stock at $7.00 per share. These shares, with a par value of $.001, are convertible into two shares of common stock, subject to adjustment. Also attached to each share of the preferred stock is a warrant to purchase one share of common stock at $10.00. The warrants are exercisable for a period of up the three years. Total proceeds, net of issuance costs, were $896,178. The preferred shares had a liquidation preference of $7 per share.

During 2002, the Company offered its preferred shareholders the right to convert each of their units into seven shares of common stock. As of December 31, 2002, all of the preferred shares were converted into common shares. Total dividends paid on the preferred stock in 2002 were $35,808. The $35,808 was paid in 2002 through the issuance of 210,635 common shares.

Common Stock Issued
-------------------
During the year ended December 31, 2003 and 2002, the Company issued 1,100,000 and 819,601 shares of common stock, respectively, which were recorded at their fair value at the time of issuance, as follows:

                                             2003                           2002
                                    ---------------------------    --------------------------
                                    No. of Shares        Amount     No. of Shares      Amount
                                    -------------        ------     -------------      ------

Website & travel contracts            1,000,000       $ 220,000          -             -
Employee compensation                     -                -          353,956       $ 113,356
Advertising expense                      20,000       $   4,400          -             -
Capitalized software cost                80,000       $  17,600       100,000       $  22,000
Consulting expense                        -               -           155,000       $  31,000
Preferred dividends                       -               -           210,000       $  35,808
                                       ---------       --------      -------       ---------
                                       1,100,000      $ 242,000      819,601        $ 202,164
                                       =========        =======      =======         =======

On February 11, 2003, the Company's Board of Directors approved and ratified the issuance of 800,000 shares to Your Travel Biz, Inc. and 200,000 shares to YTB Travel and Cruises, Ltd. In exchange for an exclusive contract to service the Company's web-sites and travel services over a 20-year period. In addition, the Company loaned YTB Travel and Cruised Ltd. and Your Travel Biz, Inc. $150,000. $100,000 was provided in cash and the remaining $50,000 was provided in credits against monthly billings. The loan was repaid in full in November 2003.

In April and September 2003, the Company issued 50,000 and 30,000 shares respectively to a vendor in payment for software development services rendered.



                        See independent auditors' report


                                      (F15)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)
----------------------------------------

Common Stock Issued(continued)
------------------------------

In September 2003, 20,000 shares were issued to a vendor for the creation of an infomercial.

As of December 31, 2003 and 2002, common shares are reserved for issuance as follows:

Warrants                                                        2003      2002
--------                                                        ----      ----
Exercisable at $5.00 per share through December 2004          $217,000  $217,000
Exercisable at $10.00 per share through November 2003             -      143,497

Options
-------
Exercisable at various amounts through 2006 (weighted
 average of $1.08 per share)                                   475,000   475,000
                                                               -------   -------

Total                                                         $835,497  $835,497
                                                               =======   =======


A summary of stock option activity and weighted average exercise price for the year ended December 31, 2003 and 2002 are as follows:

                                                            Weighted
                                                             Average
                                          Options         Exercise Price
                                          -------         --------------

Outstanding, January 1, 2002              475,000            $   1.08
  Granted                                       -                   -
  Exercised                                     -                   -
Forfeited/Cancelled                       -------            --------
Outstanding, December 31, 2002            475,000            $   1.08
  Granted                                       -                   -
  Exercised                                     -                   -
Forfeited/Cancelled                       -------            --------
Outstanding, December 31, 2003            475,000            $   1.08
                                          =======            ========

Options
A summary of stock options outstanding and exercisable as of December 31, 2003 are as follows:






                        See independent auditors' report


                                      (F16)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)
----------------------------------------

Options(continued)
------------------

---------- ------------ -------------- ----------- ------------ --------------
                              Options  Outstanding   Options    Exercisable
---------- ------------ -------------- ----------- ------------ --------------
                        Weighted       Weighted                 Weighted
Exercise   Number       Average        Average     Number       Average
Prices     Outstanding  Remaining Life Exercise    Exercisable  Exercise Price
---------- ------------ -------------- ----------- ------------ --------------

---------- ------------ -------------- ----------- ------------ --------------
$1.00      410,000      5 Years        $1.00       351,000      $1.00
---------- ------------ -------------- ----------- ------------ --------------
$2.00       65,000      5 Years        $2.00        45,000      $2.00
---------- ------------ -------------- ----------- ------------ --------------

------------------- ------------ ----------------- ---------------------------

The fair value of the options granted for the years ended December 31, 2003 were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                             2003             2002
                                             ----             ----

Risk free interest rate                      5.00%            5.00%
Expected volatility                        100.00%          100.00%
Expected remaining lives                     2                2
Expected dividend yield                     -0-              -0-


Had compensation cost for employee stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows for the year ended December 31, 2003:

                                            2003                2002
                                            ----                ----

Net loss as reported                      $1,179,952)     $(1,837,140)
Pro forma net loss                        $1,179,952)     $(1,924,360)
Loss per share as reported                $    (0.12)     $     (0.23)
Pro forma net loss per share              $    (0.12)     $     (0.14)

Merger Related items
--------------------
In  connection  with the September  1999 merger with  Playorena,  Inc.,  certain
Playorena shareholders agreed to indemnify the Company with respect to any amount paid or payable by the Company on account of certain Playorena obligations amounting to approximately $332,000.
The indemnification relates to any claims made by a potential creditor within three years from the date of the merger. For this reason, the Company did not include these obligations of Playorena in its financial statements.


                        See independent auditors' report


                                      (F17)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)
----------------------------------------

Merger Related items(continued)
In connection with the above, former members of al limited liability company that was a predecessor to the Company were entitled to preferential distributions of $258,000. The Company issued approximately 1,172,000 shares of its common stock in April 2003 in payment of the preferential distribution.

NOTE 7 - INCOME TAXES
---------------------
As a result of the Company's operating losses in 2003 and 2002, no current income taxes are provided.

The Company has net deferred tax assets of approximately $2,302,993 which consists principally of the income tax benefits of net operating loss carry forwards of approximately $5,757,483 which begin to expire in 2019. Due to the Company's history of operating losses, a valuation allowance in the amount of net deferred assets has been recorded.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Company pays consulting fees to a company owned by the chief executive officer who is a significant shareholder. Expenses totaled approximately $60,000 each for the years ended December 31, 2003 and 2002. As of December 31, 2003, $30,000 remains unpaid.

NOTE 9 - SEGMENT INFORMATION
----------------------------
The  Company  operates  in  three  business  segments:   providing  and  selling
management   services  within  the  travel   industry,   including   franchising
activities, developing and commercializing Internet-based technology programs and on-line travel store services.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate items not specifically allocated to the segments.

---------------------------------------- --------------- ------------------- ---------- -----------
         Year Ended      Franchise and                     Online Travel
                             Travel         Internet           Store            Other      Total
                            Related
      December 31,2003    Management       Technology         Services
                           Services         Programs
------------------------ --------------- --------------- ------------------- ---------- -----------
Revenues                      2,117,616              -           282,471             -   2,400,087
------------------------ --------------- --------------- ------------------- ---------- -----------

Segment profit (loss)          (230,262)    (1,125,167)          247,946             -  (1,107,483)
------------------------ ---------------- --------------- ------------------- ---------- -----------
Total assets                    963,311             -            127,469       794,853   1,292,604
------------------------ --------------- --------------- ------------------- ---------- -----------
Capital expenditures                  -             -             46,898             -      46,898
------------------------ --------------- --------------- ------------------- ---------- -----------
Depreciation and
amortization                          -      1,125,167            34,525             -    1,159,692
------------------------ --------------- --------------- ------------------- ---------- -----------
Interest income                       -              -                 -         18,225      18,225
------------------------ --------------- --------------- ------------------- ---------- -----------


                        See independent auditors' report


                                      (F18)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 9 - SEGMENT INFORMATION(CONTINUED)
---------------------------------------

------------------------ --------------- --------------- ------------------- ---------- -----------
         Year Ended      Franchise and                     Online Travel
                             Travel         Internet           Store            Other      Total
                            Related
      December 31,2002    Management       Technology         Services
                           Services         Programs
------------------------ --------------- --------------- ------------------- ---------- -----------
Revenues                      2,244,985            -              98,129             -    2,343,114
------------------------ --------------- --------------- ------------------- ---------- -----------

Segment profit (loss)        (1,585,004)    (291,413)             40,855        34,200   (1,801,332)
------------------------ --------------- --------------- ------------------- ---------- -----------
Total assets                    809,041      874,238              60,096       774,838    2,518,213
------------------------ --------------- --------------- ------------------- ---------- -----------
Capital expenditures                  -            -              80,128             -       80,128
------------------------ --------------- --------------- ------------------- ---------- -----------
Depreciation and amortization    20,585      291,413              20,032             -       332,030
------------------------ --------------- --------------- ------------------- ---------- -----------
Interest income                       -            -                  -         34,200        34,200
------------------------ --------------- --------------- ------------------- ---------- -----------





























                        See independent auditors' report


                                      (F19)