Form 10QSB
period 2004-03-31
REZCONNECT TECHNOLOGIES INC
filed 2004-05-24
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

                  Number of Shares Outstanding of Common Stock,
             $.001 Par Value, Shares as of March 31, 2004 10,779,361


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days. Yes[X]No[ ].

                          REZCONNECT TECHNOLOGIES, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION      PAGE
                                    ----

Item 1.  Financial Statements (unaudited)
                   Condensed Balance Sheets ...................................3
                   Condensed Statements of Operations..........................4
                   Condensed Statements of Cash Flows..........................5
                   Notes To Condensed Financial Statements.....................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations.....................20

Item 3.  Controls and Procedures..............................................23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................24
Item 2.  Changes in Securities and Use of Proceeds............................24
Item 3.  Defaults Upon Senior Securities......................................24
Item 4.  Submission of Matters to a Vote of Security Holders..................24
Item 5.  Other Information....................................................24
Item 6.  Exhibits and Reports on Form 8-K.....................................24
            Signatures........................................................25
            Certifications

                          REZCONNECT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS



                                     ASSETS
                                                                     Mar 31, 04     Dec 31, 03
                                                                    -----------    -----------

CURRENT ASSETS
     Cash .......................................................   $    43,866    $    62,718
     Short-term investments .....................................       709,831        732,135
     Accounts receivable, less allowance for doubtful
           accounts of $74,061) .................................       261,625        255,244
     Current portion of notes receivable ........................       112,748        112,490
                                                                    -----------    -----------
TOTAL CURRENT ASSETS ............................................     1,128,070      1,162,587

OTHER ASSETS
     Capitalized software costs, at cost less accumulated
           amortization of $65,670 and 54,557 as of
           March 31, 2004 and December 31, 2003 .................        68,082         72,469
     Notes receivable, less current portion .....................       638,908        637,444
     Security deposits receivable and other assets ..............        13,133         13,133
                                                                    -----------    -----------
TOTAL OTHER ASSETS ..............................................       720,123        723,046
                                                                    -----------    -----------

TOTAL ASSETS ....................................................   $ 1,848,193    $ 1,885,633
                                                                    ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses ......................   $   103,090    $   105,776
     Current maturities of long term debt .......................        18,738         20,368
     Deferred revenue ...........................................       112,061        112,490
                                                                    -----------    -----------
TOTAL CURRENT LIABILITIES .......................................       233,889        238,634

OTHER LIABILITIES
     Long term debt, less current maturities ....................       297,942        300,802
     Deferred revenue ...........................................       635,013        632,862
     Security deposits payable ..................................        26,266         26,266
                                                                    -----------    -----------
TOTAL OTHER LIABILITIES .........................................       959,221        959,930
                                                                    -----------    -----------

TOTAL LIABILITIES ...............................................     1,193,110      1,198,564

STOCKHOLDERS' EQUITY
     Common stock, par value $.001, 20,000,000 shares authorized,
       10,779,361 shares issue and outstanding ..................        10,462         10,462
     Additional paid-in capital .................................     6,439,863      6,439,863
     Accumulated deficit ........................................    (5,795,242)    (5,763,256)
                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY ......................................       655,083        687,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 1,848,193    $ 1,885,633
                                                                    ===========    ===========

            See accompanying notes to condensed financial statements.



                          REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED March 30, 2004 AND 2003
                                   (UNAUDITED)






                                                 Mar 31, 04      Mar 31, 03
                                                 -----------    -----------
REVENUE

      Franchise fees .........................   $     3,745    $    11,134
      Franchise service fees and other .......       139,542        123,552
      Travel products and services ...........       325,794        350,117
      Online travel income ...................       106,953         51,982
      Advertising and other ..................         2,349           --
                                                 -----------    -----------

INCOME BEFORE SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES ................       578,383        536,785

OPERATING EXPENSES
      Cost of travel services and products ...       279,915        254,582
      Depreciation and amortization expense ..        11,112        122,148
      Marketing and selling ..................        14,874         15,495
      General and administrative expenses ....       302,064        225,688
                                                 -----------    -----------
TOTAL OPERATING EXPENSES .....................       607,965        617,913

LOSS FROM OPERATIONS .........................       (29,582)       (81,128)

OTHER INCOME (EXPENSE)

      Gain from sale of short-term investments           536           --
      Interest income ........................         3,314          5,622
      Interest expense .......................        (5,297)          --
                                                 -----------    -----------
TOTAL OTHER INCOME (EXPENSE), NET ............        (1,447)         5,622
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES ...................       (31,029)       (75,506)

INCOME TAXES .................................           956           --
                                                 -----------    -----------

NET LOSS .....................................       (31,985)       (75,506)

PREFERRED STOCK DIVIDENDS ....................          --             --
                                                 -----------    -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...   $   (31,985)   $   (75,506)
                                                 ===========    ===========

EARNINGS (LOSS) PER SHARE:
      WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING .....................     9,912,983      9,896,316
                                                 ===========    ===========

BASIC AND DILUTED LOSS PER SHARE .............   $     (0.00)   $     (0.01)
                                                 ===========    ===========



            See accompanying notes to condensed financial statements.



                         REZCONNECT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED March 30, 2004 AND 2003
                                   (UNAUDITED)


                                                                           Mar 31, 04   Mar 31, 03
                                                                           ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................................   $ (31,985)   $ (75,306)
  Adjustments to reconcile net loss to net cash provided (used)
      by operating activities:
           Depreciation and amortization ...............................      11,112      122,148
           Changes in assets and liabilities
               Accounts receivable .....................................      (6,381)      23,321

               Notes receivable ........................................      (1,722)        --

               Security deposits receivable ............................        --         (1,000)

               Accounts payable and accrued expenses ...................      (2,686)         572

               Deferrred revenue .......................................       1,722         --
                                                                           ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................     (29,940)      69,735

CASH FLOWS FROM INVESTING ACTIVITIES:
           Payment for software license fee and costs of development ...      (6,726)     (10,000)
           Redemption of (payments for) short-term investments .........      22,304       52,877
                                                                           ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES ..................................      15,578       42,877

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from (repayment of) debt ...........................      (4,490)    (150,000)
                                                                           ---------    ---------
NET CASH USED BY FINANCING ACTIVITIES ..................................      (4,490)    (150,000)
                                                                           ---------    ---------

NET INCREASE IN CASH ...................................................     (18,852)     (37,388)

CASH, BEGINNING OF YEAR ................................................      62,718       63,318
                                                                           ---------    ---------

CASH, END OF YEAR ......................................................   $  43,866    $  25,930
                                                                           =========    =========




                             NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 1,000,000 shares of common stock ...........................   $    -      $ 220,000
                                                                           =========    =========
Issuance of 100,000 common shares for for software .....................   $    -      $    -
                                                                           =========    =========
Preferred dividends paid by the issuance of common stock ...............   $    -      $    -
                                                                           =========    =========


           See accompanying notes to condensed financial statements.

                          REZCONNECT TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)




                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Rezconnect Technologies, Inc.
Englewood Cliffs, New Jersey

We have reviewed the accompanying balance sheet of REZconnect Technologies, Inc. as of March 31, 2004, and the related statements of operations and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of REZconnect Technologies, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 2003 were audited by us, and we expressed an unqualified opinion on them in our report dated May 6, 2004, but we have not performed any auditing procedures since that date.

The March 31, 2003 financial statements of REZConnect Technologies, Inc. were reviewed by other accountants whose report dated May 12, 2003, stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.


Dischino & Associates, P.C.
Certified Public Accountants and
Business Consultants

May 18, 2004

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


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





                         See Accountants' review report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

As of March 31, 2004, the Company has taken a reserve against its notes receivable and corresponding deferred revenue balance for approximately $237,000 due to non-collection of balances in recent years.

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


                         See Accountants' review report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

SHORT-TERM INVESTMENTS
----------------------
Short-term investments consist of mutual bond funds which are classified as "available-for-sale" Securities and, accordingly, are carried at fair value. Realized gains and losses are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. At both March 31, 2004 and 2003, cost approximated market value.

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

The following table presents adjusted net loss and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142 for the year 2003:





                         See Accountants' review report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL(CONTINUED)
-------------------

                                                                    2003
                                                              ------------

Net loss as reported                                          $ (1,107,483)
Add back: Goodwill amortization                                     -
Pro forma net loss                                              (1,107,483)
Loss per share as reported                                           (0.12)
Pro forma loss per share                                             (0.12)

ADVERTISING
-----------
The Company expenses advertising costs as incurred. Advertising expense for the three months ended March 31, 2004 and 2003 was approximately $14,874 and $15,495, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operations or financial position of the Company.

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


                         See Accountants' review report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

ACCOUNTS RECEIVABLE AND NOTES RECEIVABLES
-----------------------------------------
The Company reflects accounts receivable and notes receivables at their outstanding principal balances as of the balance sheet date, adjusted for any charge-offs, allowances. In both 2004 and 2003, the Company recorded an allowance against its notes receivables from franchisees and the corresponding deferred revenue balances, due to the fact that the balances were not paid for a few years. This adjustment did not affect the Company's profit and loss statement.

PROFIT SHARING PLAN
-------------------
The Company sponsors a defined contribution plan. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors.

Employees may make voluntary contributions, subject to statutory limitations. The Company elected not to make a contribution for 2004 and 2003.

COMPREHENSIVE INCOME
--------------------
The company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes rules for reporting and display of comprehensive income and its components. There are no items of other comprehensive income for the three months ended March 31, 2004 and 2003.

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

                         See Accountants' review report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE
-------------------------
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assume that outstanding common shares are increased by common shares issuable upon exercise of stock options and the conversion of preferred stock where their exercise or conversion would be dilutive. For the three months ended March 31, 2004 and 2003, the effects of assumed exercise of options and warrants and/or the conversion of preferred shares would be anti-dilutive.

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

                         See Accountants' review report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 3 - SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS(CONTINUED)
--------------------------------------------------------------------

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

The Company has not generated any revenue from this technology. In 2003, the Company elected to take on impairment of the remaining capitalized software cost and the related capitalized consulting cost associated with the development of the software.

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

Minimum principal payments under long term debt agreement as of March 31, 2004 are as follows:

         2004                                $  18,738
         2005                                   21,092
         2006                                   21,842
         2007                                   22,619
         2008                                   23,423
         Thereafter                            208,966
                                             ---------

         Total                               $ 316,680
                                             =========

NOTE 5 - COMMIMENTS AND CONTINGENCIES

Leases
------
The Company is obligated under an office lease, renewed in 2003 and extended until April 30, 2008, to pay minimum annual rentals, currently at $44,000, plus real estate taxes and operating cost charges.


                         See Accountants' review report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 5 - COMMIMENTS AND CONTINGENCIES(CONTINUED)
------------------------------------------------

Leases(continued)
-----------------
In addition, the Company has entered into various lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for 10 locations pursuant to a master lease agreement. The Company has also entered into sub-lease agreements with franchisees at many of these Wal-Mart locations.

The Company has an option to renew both the leases with Wal-Mart and the subleases with the franchisees for a two-year period and, additionally, three one-year periods.

The following is a summary of net rental expense, included in general and administrative expenses for the three months ended March 31, 2004, under all operating leases:

                                                          2004
                                                       ---------
Minimum rentals                                        $  51,240
Less: Sublease rentals                                    44,887
                                                       ---------

Net rental expense                                     $   6,353
                                                       ==========

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having initial terms in excess of one year, are as follows:

         2004                                          $  46,123
         2005                                             44,333
         2006                                             46,333
         2007                                             48,333
         2008                                             16,333
                                                       ---------

         Total                                         $ 201,455
                                                       =========

The minimum future rentals have not been reduced by approximately $13,664 of sublease rentals to be received in the future under non-cancelable subleases.

Legal Proceedings
The Company is involved in legal proceedings incurred in the normal course of business. At March 31, 2004 and 2003, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.






                         See Accountants' review report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 5 - COMMIMENTS AND CONTINGENCIES(CONTINUED)
------------------------------------------------

Employment Agreement
During 2000, the Company entered a five-year employment agreement with its Chief Executive Officer ("CEO"). Pursuant to the agreement, the CEO is paid an annual base salary of $200,000 per year with annual 6% increases, and a bonus incentive equal to 10% of all initial franchise fees earned by the Company. Additionally, the agreement provides the CEO certain rights in the event of a change in control of the Company.

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

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

Common Stock Issued
During the year ended December 31, 2003 and 2002, the Company issued 1,100,000 and 819,601 shares of common stock, respectively, which were recorded at their fair value at the time of issuance, as follows:

                                2004                       2003
                 -------------------------      --------------------------------
                 No. of Shares      Amount      No. of Shares       Amount
                 -------------      ------      -------------       ------

Deferred Costs         -           $   -        1,000,000          $ 220,000











                         See Accountants' review report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)
----------------------------------------

Common Stock Issued(continued)
------------------------------
On February 11, 2003, the Company's Board of Directors approved and ratified the issuance of 800,000 shares to Your Travel Biz, Inc. and 200,000 shares to YTB Travel and Cruises, Ltd. In exchange for an exclusive contract to service the Company's web-sites and travel services over a 20-year period. In addition, the Company loaned YTB Travel and Cruised Ltd. and Your Travel Biz, Inc. $150,000. $100,000 was provided in cash and the remaining $50,000 was provided in credits against monthly billings. The loan was repaid in full in November 2003.

In April and September 2003, the Company issued 50,000 and 30,000 shares respectively to a vendor in payment for software development services rendered.

In September 2003, 20,000 shares were issued to a vendor for the creation of an infomercial.

As of March 31, 2004 and 2003, common shares are reserved for issuance as follows:

Warrants                                                    2003       2002
--------                                                    ----       ----
Exercisable at $5.00 per share through December 2004     $217,000    $217,000
Exercisable at $10.00 per share through November 2003           -     143,497

Options
-------
Exercisable at various amounts through 2006 (weighted
 average of $1.08 per share)                              475,000     475,000
                                                         --------    --------
Total                                                    $692,000    $835,497
                                                         ========    ========

A summary of stock option activity and weighted average exercise price for the year ended December 31, 2003 and 2002 are as follows:

                                                                      Weighted
                                                                       Average
                                                   Options      Exercise Price
                                                   -------      --------------

Outstanding, January 1, 2003                       475,000            $   1.08
  Granted                                             -                     -
  Exercised                                           -                     -
Forfeited/Cancelled                                -------            --------
Outstanding, December 31, 2003                     475,000            $   1.08
  Granted                                             -                     -
  Exercised                                           -                     -
Forfeited/Cancelled                                -------            --------
Outstanding, March 31, 2004                        475,000            $   1.08
                                                   =======            ========

                             See Accountants' report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)
----------------------------------------

Options(continued)
A summary of stock options outstanding and exercisable as of March 31, 2004 are as follows:

                          Options     Outstanding      Options   Exercisable
--------------------- ---------------------------- ------------- --------------
                      Weighted       Weighted                    Weighted
Exercise Number       Average        Average       Number        Average
Prices   Outstanding  Remaining Life Exercise      Exercisable   Exercise Price
--------------------- ---------------------------- ------------- --------------
$1.00    410,000      5 Years        $1.00         351,000       $1.00
--------------------- ---------------------------- ------------- --------------
$2.00     65,000      5 Years        $2.00          45,000       $2.00
--------------------- ---------------------------- ------------- --------------

The fair value of the options granted for the years ended December 31, 2003 were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                      2004             2003
                                      ----             ----

Risk free interest rate                5.00%            5.00%
Expected volatility                  100.00%          100.00%
Expected remaining lives               2                2
Expected dividend yield               -0-              -0-


Had compensation cost for employee stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows for the three months ended March 31, 2004:



Net loss as reported                  $  (31,985)
Pro forma net loss                    $  (31,985)
Loss per share as reported            $    (0.00)
Pro forma net loss per share          $    (0.00)

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

                             See Accountants' report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)

Merger Related items(continued)
-------------------------------
For this reason, the Company did not include these obligations of Playorena in its financial statements.

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

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Company pays consulting fees to a company owned by the chief executive officer who is a significant shareholder. Expenses totaled approximately $12,000 and 15,000 each for the three months ended March 31, 2004 and 2003.

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











                        See independent auditors' report

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 9 - SEGMENT INFORMATION
----------------------------


    Three Months Ended  Franchise and Travel  Internet    Online Travel Store    Other        Total
       March 31,2004     Related Management  Technology        Services
                              Services        Programs
----------------------- -------------------- ------------ -------------------- ---------- -----------
Revenues                       254,589           -            106,953                -       578,383
----------------------- -------------------- ------------ -------------------- ---------- -----------

Segment profit (loss)         (118,073)          -             86,088                -      ( 31,985)
----------------------- -------------------- ------------ -------------------- ---------- -----------

Total assets                 1,681,245           -            123,082             43,866   1,848,193
----------------------- -------------------- ------------ -------------------- ---------- -----------
Capital expenditures            -                -              6,726                -         6,726
----------------------- -------------------- ------------ -------------------- ---------- -----------
Depreciation and
amortization                    -                -             11,112                -        11,112
----------------------- -------------------- ------------ -------------------- ---------- -----------
Interest income                 -                -                                 3,314       3,314
----------------------- -------------------- ------------ -------------------- ---------- -----------



    Three Months Ended  Franchise and Travel  Internet    Online Travel Store    Other        Total
       March 31,2003     Related Management  Technology        Services
                              Services        Programs
----------------------- -------------------- ------------ -------------------- ---------- -----------

Revenues                       484,803          -              51,982                -       536,785
----------------------- -------------------- ------------ -------------------- ---------- -----------

Segment profit (loss)           17,498        (97,138)        (1,488)                -       (81,128)
----------------------- -------------------- ------------ -------------------- ---------- -----------
Total assets                   785,720        777,100         415,086            685,573   2,663,479
----------------------- -------------------- ------------ -------------------- ---------- -----------
Capital expenditures              -                -           10,000                -        10,000
----------------------- -------------------- ------------ -------------------- ---------- -----------
Depreciation and
amortization                      -           97,138          25,010                 -       122,148
----------------------- -------------------- ------------ -------------------- ---------- -----------
Interest income                   -                -                -              5,622       5,622
----------------------- -------------------- ------------ -------------------- ---------- -----------











                         See Accountants' review report

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            REZconnect (R) Technologies, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies, as well as Internet-based, travel-related services and technology developing unique reservation systems for the travel and entertainment industry. We are also a full service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation Central" as well as, web sites" "Bookmytravel.com" and "REZconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

            REZconnect (R) Technologies, Inc. (the "Company") operations are comprised of 3 divisions. The first division is an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The 2nd division of the Company is our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry. The 3rd division builds online travel stores for consumers of travel agents, as well as "Super Sites" for Travel Agents to book their clients travel. REZconnect Technologies, Inc. has signed contracts with numerous Consortium groups to build online "Super sites" for their agent base. Contracts that have been signed include: Hickory Leisure, InteleTravel, OSSN, ARTA, GTM and the IT Group.

            REZconnect's consumer driven websites provide strong content and bookability with over 55 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

            REZconnect typically charges $49 per month, on a non-contract basis, to own and operate on an online travel site. If an agent signs a one year contract, the cost is reduced and the agent only pays for 11 months of service. REZconnect now offers CLIA members a discounted rate of $39 per month with the same pre-payment plan described above. In addition, we offer CLIA agencies a free one-month trial before committing to a yearly contract. The agencies that pay month to month must pay by credit card while yearly contracts can be paid either by check or credit card.

            Currently, there are over 5,300 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

            REZcity is an online city guide and online travel store for over 53,000 towns throughout the United States providing a unique model for entrepreneurs and travel agencies to participate by licensing the local community content with rights to sell advertising and e-commerce solutions. The pricing of a local town of 25,000 in population is $1,500 for a one-time fee and an annual hosting fee of $150.00.

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

            To date, REZconnect has signed 236 Single Unit franchises, 3 Area Representative Units and 4 Master Units. A single unit franchise consists of a single town or zip code with a population of 25,000 or less. Franchisees are required to sell e-commerce and advertising solutions, to earn revenue, within their purchased territory and market their website to local residents residing in the community. An Area Representative owns a minimum of 20 Franchise units in which he/she is responsible for the same tasks as a single unit franchise owner, however they represent a larger territory. A Master owns a minimum of 600 Franchise units. A Master's primary role is to sell individual franchise units and Area Representative Units. A Master earn revenue by Franchise sales as well as by sales created by franchisees within their master territory selling e-commerce and advertising solutions.

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

            In 2003, REZconnect signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, "Your Travel Biz, Inc." and "YTB Travel And Cruise LTD" (YTB) a network marketing company offering its' members an interactive consumer website from the Company. Further, all travel arrangements from the online are serviced by a division of the Company. We currently host over 3500 sites for YTB. Based on current projects supplied by YTB, the growth of new sites should increase significantly over the next several years. In conjunction with the signing of this agreement REZconnect issued YTB Travel and Cruise Ltd. and Your Travel Biz, Inc., 200,000 and 800,000 shares of stock respectively, as well as a $150,000 loan to be repaid in installments beginning in December 2002. YTB elected to repay the $150,00 loan in full in November 2003.

Results of Operations


                        THREE MONTHS ENDED MARCH 31, 2004
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues

            Franchise fees decreased by approximately $7,389 in the 2004 three-month period as compared to the 2003 three-month period. The decrease is due to a change in accounting line item reporting.

            Franchise service fees and other increased by approximately $15,990 or 13% in the 2004 three-month period as compared to the 2003 three-month period. The increase is attributable to a increase in service fees of brick and mortar franchisees in the franchise system, and increasing sales of travel worldwide.

            Travel products and services declined by approximately $24,323 or 7% in the 2004 three-month period as compared to the 2003 three-month period. Sales of travel related products and services are correlated to the number of brick and mortar franchisees in our system and the general demand for such products and services.

            Online travel income increased $54,971 or 104% due to the fact the Company's Consumer website program has grown significantly.

            Advertising and other revenues increased approximately $2,349 or 100% due to the fact that the Company was active in this area in 2003.

Expenses

            The cost of travel related products and services increased approximately $25,333 or 10% in the 2004 three-month period as compared to the 2003 three-month period as a result of higher related revenues. Such costs amounted to approximately 48% of revenues in the 2004 three-month period as compared to 47% of related revenues in the 2003 three-month period.

            Marketing and selling expenses declined by approximately $621 in the 2004 period as compared to the 2003 period.

            General and administrative expenses increased by approximately $76,376 or 33% in the 2004 three-month period as compared to the 2003 three month period. The increase relates to an increase in consulting, accounting, conferences and internet expenses, all of which relate to the Company's increased efforts in the online travel business.

            Depreciation and amortization expense declined by approximately $101,036 in 2004 period as compared to the 2003 period, due to the fact that the Company has written off a major portion of its' capitalized software cost on the 2003 year-end.

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


LIQUIDITY AND CAPITAL RESOURCES

        During the three-months ended March 31, 2004, operating activities generated cash of approximately ($18,852) compared to ($37,388) for the three-month period ended March 31, 2003.

        We believe that our cash and short term investments on March 31, 2004 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

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

PART II-- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS
            None

ITEM 2 - CHANGES IN SECURITIES
            None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5 - OTHER INFORMATION
            None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         1. Not applicable
         2. Reports on Form 8-K

            On February 11, 2003 the Company filed a report regarding the issuance of 200,000 and 800,000 shares of common stock to YTB Travel Cruise Ltd. and Yourtravelbiz, Inc., in connection with the signing of a long-term, web servicing agreement for a twenty (20) year period.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    REZCONNECT TECHNOLOGIES, INC.

                                    /S/ Michael Y. Brent
                                    --------------------------------
                                    Michael Y. Brent, CEO
                                    Dated: May 24, 2004


                                    /s/ Derek J. Brent
                                    --------------------------------
                                    Derek J. Brent, CFO
                                    Dated: May 24, 2004

         This Form 10-QSB contains summary financial information extracted from the financial statements for the three months ended March 31, 2004 and is qualified in its entirety by reference to such financial statements.