Form 10QSB
period 2004-06-30
REZCONNECT TECHNOLOGIES INC
filed 2004-08-16
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

                  Number of Shares Outstanding of Common Stock,
              $.001 Par Value, Shares as of June 30,2004 11,351,845


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days. Yes[X]No[ ].




                          REZConnect Technologies, Inc.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (unaudited)
           Condensed Balance Sheets ..........................................3
           Condensed Statements of Operations.................................4
           Condensed Statements of Cash Flows.................................5
           Notes To Condensed Financial Statements ...........................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................... ..18

Item 3.  Controls and Procedures..............................................20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings          ..........................................21
Item 2.  Changes in Securities and Use of Proceeds............................21
Item 3.  Defaults Upon Senior Securities......................................21
Item 4.  Submission of Matters to a Vote of Security Holders..................21
Item 5.  Other Information          ..........................................21
Item 6.  Exhibits and Reports on Form 8-K.....................................21
            Signatures........................................................21
            Certifications....................................................21

                          REZCONNECT TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                          REZCONNECT TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                             JUNE 30, 2004 AND 2003



                                                                         Page
                                                                         ----

Accountants' Report                                                       1

Financial Statements

    Balance Sheets                                                        2

    Statements of Operations                                              3

    Statements of Cash Flows                                              4

Notes to Financial Statements                                             5 - 17

                         REZCONNECT TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2004 AND 2003





                   ASSETS
                                                                           Jun 30, 2004      Jun 30, 2003
                                                                          --------------    --------------
CURRENT ASSETS
      Cash                                                                $       91,300    $       40,917
      Short-term investments                                                     684,926           596,003
      Accounts receivable, less allowance for doubtful
            accounts of $65,009 and $74,061)                                     267,673           296,034
      Interest receivable                                                         10,036                 -
      Current portion of loan receivable                                               -            70,000
      Current portion of notes receivable                                        119,120                 -
                                                                          --------------    --------------

TOTAL CURRENT ASSETS                                                           1,173,055         1,002,954

OTHER ASSETS
      Capitalized software costs, at cost less accumulated
            amortization of $79,664 and 519,075 as of
            June 30, 2004 and 2003                                                92,362           778,819
      Deferred costs, at cost, less accumulated amortization
            of $36,666 as of June 30, 2003                                             -           183,334
      Notes receivable, less current portion                                     675,014           558,138
      Loan receivable, less current portion                                            -            80,000
      Security deposits receivable and other assets                               11,663            22,313
                                                                          --------------    --------------

TOTAL OTHER ASSETS                                                               779,039         1,622,604
                                                                          --------------    --------------


TOTAL ASSETS                                                              $    1,952,094    $    2,625,558
                                                                          ==============    ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                               $      146,923    $       89,241
      Current maturities of long term debt                                        19,273            11,688
      Deferred revenue                                                           118,062                 -
                                                                          --------------    --------------

TOTAL CURRENT LIABILITIES                                                        284,258           100,929

OTHER LIABILITIES
      Long term debt, less current maturities                                    334,977           312,812
      Deferred revenue                                                           628,232           558,138
      Security deposits payable                                                   23,326            36,558
                                                                          --------------    --------------

TOTAL OTHER LIABILITIES                                                          986,535           907,508
                                                                          --------------    --------------

TOTAL LIABILITIES                                                              1,270,793         1,008,437

STOCKHOLDERS' EQUITY
      Common stock, par value $.001, 20,000,000 shares authorized,
          10,462,983 shares issue and outstanding                                 10,462            10,412
      Additional paid-in capital                                               6,439,863         6,428,913
      Accumulated deficit                                                     (5,769,024)       (4,822,204)
                                                                          --------------    --------------

TOTAL STOCKHOLDERS' EQUITY                                                       681,301         1,617,121

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    1,952,094    $    2,625,558
                                                                          ==============    ==============

                         See Accountants' Review Report
                                       (2)

                         REZCONNECT TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                             JUNE 30, 2004 AND 2003


                                                                           Jun 30, 2004      Jun 30, 2003
                                                                          --------------    --------------
REVENUE
       Franchise fees                                                     $       54,602    $       54,866
       Franchise service fees and other                                          291,113           238,732
       Travel products and services                                              893,254           709,445
       Online travel income                                                      232,215           108,789
       Advertising and other                                                       2,349                 -
                                                                          --------------    --------------
                                                                               1,473,533         1,111,832
INCOME BEFORE SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                                                 1,473,533         1,111,832

OPERATING EXPENSES
       Cost of travel services and products                                      832,829           570,646
       Depreciation and amortization                                              25,107           244,296
       Marketing and selling                                                      30,464            30,014
       General and administrative expenses                                       600,389           440,093
                                                                          --------------    --------------
TOTAL OPERATING EXPENSES                                                       1,488,789         1,285,049

LOSS FROM OPERATIONS                                                             (15,256)         (173,217)

OTHER INCOME (EXPENSE)
       Loss from sale of short-term investments                                   (5,191)                -
       Interest income                                                            25,834             6,786
       Interest expense                                                          (10,409)                -
                                                                          --------------    --------------

TOTAL OTHER INCOME (EXPENSE), NET                                                 10,234             6,786
                                                                          --------------    --------------

INCOME BEFORE INCOME TAXES                                                        (5,022)         (166,431)

INCOME TAXES                                                                         746                 -
                                                                          --------------    --------------

NET LOSS                                                                          (5,768)         (166,431)

PREFERRED STOCK DIVIDENDS                                                              -                 -
                                                                          --------------    --------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                $       (5,768)   $     (166,431)
                                                                          ==============    ==============

EARNINGS (LOSS) PER SHARE:
       WEIGHTED AVERAGE COMMON SHARES
              OUTSTANDING                                                      9,912,983        10,156,077
                                                                          ==============    ==============

BASIC AND DILUTED LOSS PER SHARE                                          $        (0.00)   $        (0.02)
                                                                          ==============    ==============


                         See Accountants' Review Report
                                       (3)

                         REZCONNECT TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                            Jun 30, 04        Jun 30, 03
                                                                          ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $       (5,768)   $     (166,431)
    Adjustments to reconcile net loss to net cash provided (used)
        by operating activities:
            Depreciation and amortization                                         25,107           244,296
            Changes in assets and liabilities
                Accounts receivable                                              (12,429)          (25,228)
                Notes receivable                                                 (44,200)          (41,216)
                Interest receivable                                              (10,036)                -
                Security deposits receivable                                      (1,470)           (1,000)
                Accounts payable and accrued expenses                             41,147             7,629
                Security deposits payable                                              -            (6,069)
                Deferrred revenue                                                    942            41,216
                                                                          --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         (6,707)           53,197

CASH FLOWS FROM INVESTING ACTIVITIES:
            Acquicision of software right and license fee                        (45,000)          (41,115)
            Redemption (acquisition) of short-term investments                    47,209           115,517
                                                                          --------------    --------------
NET CASH USED BY INVESTING ACTIVITIES                                              2,209            74,402

CASH FLOWS FROM FINANCING ACTIVITIES:
            Loan advance from acquisition of software                             40,500          (150,000)
            Repayment of note payable                                             (7,420)                -
                                                                          --------------    --------------
NET CASH USED BY FINANCING ACTIVITIES                                             33,080          (150,000)
                                                                          --------------    --------------

NET INCREASE IN CASH                                                              28,582           (22,401)

CASH, BEGINNING OF YEAR                                                           62,718            63,318
                                                                          ----------------  --------------

CASH, END OF YEAR                                                         $       91,300    $       40,917
                                                                          ==============    ==============


NON CASH INVESTING AND FINANCING ACTIVITIES

Issuance of 1,050,000 shares of common stock                              $            -    $      231,000
                                                                          ==============    ==============

Issuance of 100,000 common shares for for software                        $            -    $            -
                                                                          ==============    ==============

Preferred dividends paid by the issuance of common stock                  $            -    $            -
                                                                          ==============    ==============

                         See Accountants' Review Report
                                       (4)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003


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






                         See Accountants' review report

                                       (5)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Revenue recognition
-------------------

Franchise Fees
Payment of an initial franchise fee, which is due upon execution of a franchise agreement, can be in the form of cash, notes or a combination thereof. Revenue is deferred until all material services and conditions required of the company, prior to the opening of the franchised business, have been performed and substantial doubts of collectibility have been eliminated, usually upon receipt of payment. For the six months ended June 30, 2004, the Company has recognized new franchise sale in the amount of $85,800. Included in this amount, $40,800 has been deferred against notes receivables.

As of June 30, 2004, the Company has taken a reserve against its notes receivable and corresponding deferred revenue balance for approximately $237,000 due to non-collection of balances in recent years.

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





                         See Accountants' review report

                                       (6)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Short-term investments
Short-term investments consist of mutual bond funds which are classified as "available-for-sale" Securities and, accordingly, are carried at fair value. Realized gains and losses are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. At both June 30, 2004 and 2003, cost approximated market value.

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

The following table presents adjusted net loss and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142 for the year 2003:

                         See Accountants' review report
                                       (7)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill(Continued)
-------------------

                                                       2003
                                                   -------------
Net loss as reported                               $ (1,107,483)
Add back: Goodwill amortization                          -
Pro forma net loss                                   (1,107,483)
Loss per share as reported                                (0.12)
Pro forma loss per share                                  (0.12)

Advertising
-----------
The Company expenses advertising costs as incurred. Advertising expense for the six months ended June 30, 2004 and 2003 was approximately $30,464 and $14,519, respectively.

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



                         See Accountants' review report
                                       (8)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Accounts receivable and notes receivables
-----------------------------------------
The Company reflects accounts receivable and notes receivables at their outstanding principal balances as of the balance sheet date, adjusted for any charge-offs, allowances. In both 2004 and 2003, the Company recorded an allowance against its notes receivables from franchisees and the corresponding deferred revenue balances, due to the fact that the balances were not paid for a few years. This adjustment did not affect the Company's profit and loss statement. For the six months ended June 30, 2004, the Company has recorded additional $40,700 notes receivables from new franchisees in connection with its sales of Rezcity online franchise service.

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

Comprehensive Income
--------------------

The company follows t he provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes rules for reporting and display of comprehensive income and its components. There are no items of other comprehensive income for the three months ended March 31, 2004 and 2003.

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


                         See Accountants' review report
                                       (9)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation(Continued)
-----------------------------------
For stock options granted to non-employees, expense is measured based on the fair value method prescribed by SFAS 123.

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





                         See Accountants' review report
                                      (10)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

In the beginning of 2004, the Company has acquired software license right to conduct its online franchise business. The total value of this software license cost is $45,000. The Company has been given an option to make installment payment of $9,000 per year for five years. The cost of this software license will be amortized through the five year life.

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

Minimum principal payments under long term debt agreement as of June 30, 2004 are as follows:

         2004                            $    10,273
         2005                                 21,092
         2006                                 21,842
         2007                                 22,619
         2008                                 23,423
         Thereafter                          208,966
                                             -------


                         See Accountants' review report
                                      (11)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 4 - LONG TERM DEBT(Continued)
----------------------------------

         Total                                        $ 308,215
                                                        =======

NOTE 5 - COMMIMENTS AND CONTINGENCIES
-------------------------------------

Leases
------
The Company is obligated under an office lease, renewed in 2003 and extended until April 30, 2008, to pay minimum annual rentals, currently at $44,000 per year plus real estate taxes and operating cost charges.

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

The following is a summary of net rental expense, included in general and administrative expenses for the six months ended June 30, 2004, under all operating leases:

                                                    2004
                                                    ----

Minimum rentals                                  $  97,136
Less: Sublease rentals                              87,369
                                                   -------

Net rental expense                               $   9,767
                                                   =======

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having initial terms in excess of one year, are as follows:

         2004                                   $   46,123
         2005                                       44,333
         2006                                       46,333
         2007                                       48,333
         2008                                       16,333
                                                   -------

         Total                                  $  201,455
                                                   =======

The minimum future rentals have not been reduced by approximately $13,664 of sublease rentals to be received in the future under non-cancelable subleases.




                         See Accountants' review report
                                      (12)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 5 - COMMIMENTS AND CONTINGENCIES(CONTINUED)

Legal Proceedings
The Company is involved in legal proceedings incurred in the normal course of business. At June 30, 2004 and 2003, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

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

Common Stock Issued
During the year ended December 31, 2003 and 2002, the Company issued 1,100,000 and 819,601 shares of common stock, respectively, which were recorded at their fair value at the time of issuance, as follows:
                                   2004                          2003
                     ----------------------------   ----------------------------
                     No. of Shares      Amount      No. of Shares       Amount

Deferred Costs              -          $     -      1,000,000         $ 220,000







                         See Accountants' review report

                                      (13)

                         REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

In September 2003, 20,000 shares were issued to a vendor for the creation of an infomercial.

As of June 30, 2004 and 2003, common shares are reserved for issuance as follows:

Warrants                                                   2003          2002
--------                                                   ----          ----
Exercisable at $5.00 per share through December 2004      $217,000     $217,000
Exercisable at $10.00 per share through November 2003          -        143,497

Options
Exercisable at various amounts through 2006 (weighted
 average of $1.08 per share)                               475,000      475,000
                                                           -------      -------

Total                                                     $692,000     $835,497
                                                           =======      =======

A summary of stock option activity and weighted average exercise price for the year ended December 31, 2003 and 2002 are as follows:

                                                                 Weighted
                                                                 Average
                                             Options          Exercise Price
                                             -------          --------------

Outstanding, January 1, 2003                 475,000            $   1.08
  Granted                                          -                   -
  Exercised                                        -                   -
Forfeited/Cancelled                          -------            --------
Outstanding, December 31, 2003               475,000            $   1.08
  Granted                                          -                   -
  Exercised                                        -                   -
Forfeited/Cancelled                          -------            --------
Outstanding, June 30, 2004                   475,000            $   1.08
                                             =======            ========


                             See Accountants' report
                                      (14)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                    NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)

Options(continued)
------------------
A summary of stock options outstanding and exercisable as of June 30, 2004 are as follows:


                               Options Outstanding              Options Exercisable
                          ----------------------------------- ---------------------------

                          Weighted             Weighted                    Weighted
Exercise    Number        Average              Average        Number        Average
Prices      Outstanding   Remaining Life       Exercise       Exercisable Exercise Price
----------- ------------- -------------------- -------------- ----------- ---------------
$1.00       410,000       5 Years              $1.00           351,000       $1.00
----------- ------------- -------------------- -------------- ----------- ---------------
$2.00        65,000       5 Years              $2.00            45,000       $2.00
----------- ------------- -------------------- -------------- ----------- ---------------


The fair value of the options granted for the years ended December 31, 2003 were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                     2004             2003
                                                     ----             ----

Risk free interest rate                              5.00%            5.00%
Expected volatility                                100.00        %  100.00%
Expected remaining lives                             2                 2
Expected dividend yield                             -0-               -0-


Had compensation cost for employee stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows for the six months ended June 30, 2004:



Net loss as reported                                    $       (46,552)
Pro forma net loss                                      $       (46,552)
Loss per share as reported                              $         (0.00)
Pro forma net loss per share                            $         (0.00)

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


                             See Accountants' report
                                      (15)

                         REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)
----------------------------------------

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

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Company pays consulting fees to a company owned by the chief executive officer who is a significant shareholder. Expenses totaled approximately $24,000 and 30,000 each for the six months ended June 30, 2004 and 2003.

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












                                         See independent auditors' report
                                                       (16)
                                           REZCONNECT TECHNOLOGIES, INC.
                                           NOTES TO FINANCIAL STATEMENTS
                                      SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 9 - SEGMENT INFORMATION
----------------------------



     Six Months Ended        Franchise and Travel        Internet        Online Travel Store       Other          Total
       June 30,2004           Related Management        Technology            Services
                                   Services              Programs
---------------------------- ---------------------- -------------------- -------------------- ---------------- -------------

Revenues                         1,200,534                                   232,215                -            1,432,749
---------------------------- ---------------------- -------------------- -------------------- ---------------- -------------

Segment profit (loss)              (64,048)                -                  17,496                -             ( 46,552)
---------------------------- ---------------------- -------------------- -------------------- ---------------- -------------

Total assets                       289,372                92,362             794,134              776,226        1,952,094
---------------------------- ---------------------- -------------------- -------------------- ---------------- -------------

Capital expenditures                 -                      -                 45,000               -                45,000
---------------------------- ---------------------- -------------------- -------------------- ---------------- -------------
Depreciation and
amortization                         -                      -                 25,107               -                25,107
---------------------------- ---------------------- -------------------- -------------------- ---------------- -------------
Interest income                      -                      -                    -                25,834            25,834
---------------------------- ---------------------- -------------------- -------------------- ---------------- -------------




     Six Months Ended        Franchise and Travel        Internet        Online Travel Store       Other          Total
       June 30,2003           Related Management        Technology            Services
                                   Services              Programs
---------------------------- ---------------------- -------------------- -------------------- ---------------- ------------

Revenues                         1,003,043                  -                108,789         -                  1,111,832
---------------------------- ---------------------- -------------------- -------------------- ---------------- ------------

Segment profit (loss)              (20,809)             (194,276)             41,868        -                     (173,217)
---------------------------- --------------------- -------------------- -------------------- ---------------- ------------
Total assets                       875,485               690,961             421,191            637,921          2,625,558
---------------------------- ---------------------- -------------------- -------------------- ---------------- ------------

Capital expenditures                 -                      -                 52,115        -                       52,115
---------------------------- ---------------------- -------------------- -------------------- ---------------- ------------
Depreciation and
amortization                         -                   194,276              50,020        -                      244,296
---------------------------- ---------------------- -------------------- -------------------- ---------------- ------------
Interest income                     -                      -                    -                 6,786             6,786
---------------------------- ---------------------- -------------------- -------------------- ---------------- ------------












                         See Accountants' review report
                                      (17)

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

            REZconnect (R) Technologies, Inc. (the "Company") operations are comprised of 3 divisions. The first division is an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The 2nd division of the Company is our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry. The 3rd division builds online travel stores for consumers of travel agents, as well as "Super Sites" for Travel Agents to book their clients travel. REZconnect Technologies, Inc. has signed contracts with numerous Consortium groups to build online "Super sites" for their agent base. Contracts that have been signed include: Hickory Leisure, InteleTravel, OSSN, ARTA and CLIA.

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

            Currently, there are over 7,200 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

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

            To date, REZconnect has signed 249 Single Unit franchises, 3 Area Representative Units and 4 Master Units. A single unit franchise consists of a single town or zip code with a population of 25,000 or less. Franchisees are required to sell e-commerce and advertising solutions, to earn revenue, within their purchased territory and market their website to local residents residing in the community. An Area Representative owns a minimum of 20 Franchise units in which he/she is responsible for the same tasks as a single unit franchise owner, however they represent a larger territory. A Master owns a minimum of 600 Franchise units. A Master's primary role is to sell individual franchise units and Area Representative Units. A Master earn revenue by Franchise sales as well as by sales created by franchisees within their master territory selling e-commerce and advertising solutions.

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

                                      (18)

            In 2003, REZconnect signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, "Your Travel Biz, Inc." and "YTB Travel And Cruise LTD" (YTB) a network marketing company offering its' members an interactive consumer website from the Company. Further, all travel arrangements from the online are serviced by a division of the Company. We currently host over 6500 sites for YTB. Based on current projects supplied by YTB, the growth of new sites should increase significantly over the next several years. In conjunction with the signing of this agreement REZconnect issued YTB Travel and Cruise Ltd. and Your Travel Biz, Inc., 200,000 and 800,000 shares of stock respectively.


Revenues

            Franchise fees decreased by approximately $264 in the 2004 six-month period as compared to the 2003 six-month period.

            Franchise service fees and other increased by approximately $15,990 or 13% in the 2004 six-month period as compared to the 2003 six-month period. The increase is attributable to a increase in service fees of RezCity franchisees and increasing sales of travel worldwide.

            Travel products and services increased by approximately $183,809 or 21% in the 2004 six-month period as compared to the 2003 six-month period. Sales of travel related products and services are correlated to the number of brick and mortar franchisees in our system and the general demand for such products and services.

            Online travel income increased $123,426 or 53% due to the fact the Company's Consumer website program has grown significantly.

            Advertising and other revenues increased approximately $2,349 or 100% due to the fact that the Company was not active in this area in 2003.

Expenses

            The cost of travel related products and services increased approximately $262,183 or 32% in the 2004 six-month period as compared to the 2003 six-month period as a result of higher related revenues. Such costs amounted to approximately 56% of revenues in the 2004 six-month period as compared to 44% of related revenues in the 2003 six-month period.

            Marketing and selling expenses were approximately the same in the 2004 period as compared to the 2003 period.

            General and administrative expenses increased by approximately $160,296 or 27% in the 2004 six-month period as compared to the 2003 three month period. The increase relates to an increase in salaries, accounting, conferences and internet expenses, all of which relate to the Company's increased efforts in the online travel business.

            Depreciation and amortization expense declined by approximately $219,189 in 2004 period as compared to the 2003 period, due to the fact that the Company has written off a major portion of its' capitalized software cost on the 2003 year-end.

                                      (19)

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


LIQUIDITY AND CAPITAL RESOURCES

        During the six-months ended June 30, 2004, operating activities generated cash of approximately ($62,718) compared to ($63,318) for the six-month period ended June 30, 2003.
        We believe that our cash and short term investments on June 30, 2004 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

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

                                      (20)

PART II-- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS
            None

ITEM 2 - CHANGES IN SECURITIES
            None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5 - OTHER INFORMATION
            None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         1. 1. Not applicable
         2. 2. Reports on Form 8-K

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

                                    REZCONNECT TECHNOLOGIES, INC.

                                    /S/ Michael Y. Brent
                                    -----------------------------
                                    Michael Y. Brent, CEO
                                    Dated: August 16, 2004


                                            /s/ Derek J. Brent
                                             --------------------
                                    Derek J. Brent, CFO
                                    Dated: August 16, 2004

         This Form 10-QSB contains summary financial information extracted from the financial statements for the six months ended June 30, 2004 and is qualified in its entirety by reference to such financial statements.


                                      (21)