Form 10QSB
period 2004-09-30
REZCONNECT TECHNOLOGIES INC
filed 2004-11-12
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended September 30, 2004.

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

                  Number of Shares Outstanding of Common Stock,
           $.001 Par Value, Shares as of September 30,2004 11,351,845


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days. Yes[X]No[ ].

                          REZConnect Technologies, Inc.
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (unaudited)
           Condensed Balance Sheets ...........................................2
           Condensed Statements of Operations..................................3
           Condensed Statements of Cash Flows..................................4
           Notes To Condensed Financial Statements ............................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................18

Item 3.  Controls and Procedures..............................................21

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
Item 6.  Exhibits and Reports on Form 8-K.....................................21
            Signatures........................................................22
            Certifications......................................................

                          REZCONNECT TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                           NINE AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                          REZCONNECT TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                NINE MONTHS ENDED

                               SEPTEMBER 30, 2004


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






                         REZCONNECT TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                    ASSETS
                                                                       Sep 30, 04    Dec 31, 03
                                                                      -----------    -----------

CURRENT ASSETS
       Cash .......................................................   $    21,125    $    62,718
       Short-term investments .....................................       611,636        732,135
       Accounts receivable, less allowance for doubtful
             accounts of $65,009 and $4,061) ......................       306,217        255,244
       Interest receivable ........................................        11,536           -
       Loan receivable ............................................        50,000           -
       Current portion of notes receivable ........................       121,021        112,490
       Prepaid expense and other current asset ....................         3,777
                                                                      -----------    -----------
TOTAL CURRENT ASSETS ..............................................     1,125,312      1,162,587

OTHER ASSETS
       Capitalized software costs, at cost less accumulated
             amortization of $92,556 and $54,557
             as of September 30, 2004 and December 31, 2003 .......        83,083         72,469
       Notes receivable, less current portion .....................       685,788        637,444
       Security deposits receivable and other assets ..............        10,460         13,133
                                                                      -----------    -----------
TOTAL OTHER ASSETS ................................................       779,331        723,046
                                                                      -----------    -----------

TOTAL ASSETS ......................................................   $ 1,904,643    $ 1,885,633
                                                                      ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses ......................   $   128,814    $   105,776
       Current maturities of long term debt .......................         6,780         20,368
       Deferred revenue ...........................................       118,192        112,490
                                                                      -----------    -----------
TOTAL CURRENT LIABILITIES .........................................       253,786        238,634

OTHER LIABILITIES
       Long term debt, less current maturities ....................       340,550        300,802
       Deferred revenue ...........................................       620,500        632,862
       Security deposits payable ..................................        20,920         26,266
                                                                      -----------    -----------
TOTAL OTHER LIABILITIES ...........................................       981,970        959,930
                                                                      -----------    -----------

TOTAL LIABILITIES .................................................     1,235,756      1,198,564

STOCKHOLDERS' EQUITY
       Common stock, par value $.001, 20,000,000 shares authorized,
           10,462,983 shares issue and outstanding ................        10,462         10,462
       Additional paid-in capital .................................     6,439,863      6,439,863
       Accumulated deficit ........................................    (5,784,040)    (5,763,256)
       Net unrealized gains on marketable securities ..............         2,602           -
                                                                      -----------    -----------
TOTAL STOCKHOLDERS' EQUITY ........................................       668,887        687,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $ 1,904,643    $ 1,885,633
                                                                      ===========    ===========



                         See Accountants' Review Report



                                       (2)

                          REZCONNECT TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                                  Sep 30, 04      Sep 30, 03
                                                 ------------    ------------

REVENUE
      Franchise fees .........................   $     95,493    $     64,016
      Franchise service fees and other .......        407,817         350,657
      Travel products and services ...........      1,537,572         999,540
      Online travel income ...................        383,179         181,430
      Advertising and other ..................          2,349            -
                                                 ------------    ------------
                                                    2,426,410       1,595,643
INCOME BEFORE SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES ................      2,426,410       1,595,643

OPERATING EXPENSES
      Cost of travel services and products ...      1,457,189         820,990
      Depreciation and amortization ..........         37,999         366,444
      Franchise services and products ........        194,925            -
      Marketing and selling ..................         83,970          51,709
      General and administrative expenses ....        679,507         685,526
                                                 ------------    ------------
TOTAL OPERATING EXPENSES .....................      2,453,590       1,924,669

LOSS FROM OPERATIONS .........................        (27,180)       (329,026)

OTHER INCOME (EXPENSE)
      Loss from sale of short-term investments         (5,191)           -
      Interest and dividend income ...........         29,443          15,249
      Interest expense .......................        (16,185)           -
                                                 ------------    ------------
TOTAL OTHER INCOME (EXPENSE), NET ............          8,067          15,249
                                                 ------------    ------------

INCOME BEFORE INCOME TAXES ...................        (19,113)       (313,777)

INCOME TAXES .................................          1,670            -
                                                 ------------    ------------

NET LOSS .....................................        (20,783)       (313,777)

PREFERRED STOCK DIVIDENDS ....................           -               -
                                                 ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...   $    (20,783)   $   (313,777)
                                                 ============    ============

EARNINGS (LOSS) PER SHARE:
      WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING .....................      9,912,983      10,227,788
                                                 ============    ============

BASIC AND DILUTED LOSS PER SHARE .............   $      (0.00)   $      (0.03)
                                                 ============    ============


                         See Accountants' Review Report



                                       (3)


                          REZCONNECT TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
             NINE MONTHS AND THREE ENDED SEPTEMBER 30, 2004 AND 2003





                                                              Three Months Ended              Nine Months Ended
                                                              September 30, 2004              September 30, 2004
                                                       --------------------------------------------------------------
                                                             2003            2004            2003            2004
                                                             ----            ----            ----            ----

REVENUE
     Franchise fees ................................   $      9,150    $     40,891    $     64,016    $     95,493
     Franchise service fees and other ..............        111,925         116,704         350,657         407,817
     Travel products and services ..................        290,095         644,318         999,540       1,537,572
     Online travel income ..........................         72,641         150,964         181,430         383,179
     Advertising and other .........................           -               -               -              2,349
                                                       ------------    ------------    ------------    ------------
                                                            483,811         952,877       1,595,643       2,426,410
INCOME BEFORE SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES .......................        483,811         952,877       1,595,643       2,426,410

OPERATING EXPENSES
     Cost of travel services and products ..........        250,344         624,360         820,990       1,457,189
     Depreciation and amortization .................        122,148          12,892         366,444          37,999
     Franchise services and products ...............           -            194,925            -            194,925
     Marketing and selling .........................         21,695          53,506          51,709          83,970
     General and administrative expenses ...........        245,433          79,118         685,526         679,507
                                                       ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES ...........................        639,620         964,801       1,924,669       2,453,590

LOSS FROM OPERATIONS ...............................       (155,809)        (11,924)       (329,026)        (27,180)

OTHER INCOME (EXPENSE)
     Gain (loss) from sale of short-term investments           -               -               -             (5,191)
     Interest and dividend income ..................          8,463           3,609          15,249          29,443
     Interest expense ..............................           -             (5,776)           -            (16,185)
                                                       ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE), NET ..................          8,463          (2,167)         15,249           8,067
                                                       ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES .........................       (147,346)        (14,091)       (313,777)        (19,113)

INCOME TAXES .......................................           -                924            -              1,670
                                                       ------------    ------------    ------------    ------------

NET LOSS ...........................................       (147,346)        (15,015)       (313,777)        (20,783)

PREFERRED STOCK DIVIDENDS ..........................           -               -               -               -
                                                       ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .........   $   (147,346)   $    (15,015)   $   (313,777)   $    (20,783)
                                                       ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE:
     WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING ............................     10,227,788       9,912,983      10,227,788       9,912,983
                                                       ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE ...................   $      (0.01)   $      (0.00)   $      (0.03)   $      (0.00)
                                                       ============    ============    ============    ============


                         See Accountants' Review Report


                                       (3)

                         REZCONNECT TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003




                                                                         Sep 30, 04  Sep 30, 03
                                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................   $ (20,783)   $(313,777)
  Adjustments to reconcile net loss to net cash provided (used)
      by operating activities:
          Depreciation and amortization ..............................      37,999      366,444
          Unrealized gain on marketable securities ...................       2,602         -
          Changes in assets and liabilities
              Accounts receivable ....................................     (50,973)       5,005
              Notes receivable .......................................     (56,875)     (41,216)
              Interest receivable ....................................     (11,536)        -
              Security deposits receivable ...........................       2,673        2,513
              Prepaid expense and other current asset ................      (3,777)        -
              Accounts payable and accrued expenses ..................      23,038       18,376
              Security deposits payable ..............................      (5,346)      (8,971)
              Deferrred revenue ......................................      (6,660)      41,216
                                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................     (89,638)      69,590

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquicision of software right and license fee ..............     (48,613)     (54,927)
          Loan advance ...............................................     (50,000)        -
          Redemption (acquisition) of short-term investments .........     120,498      107,054
                                                                         ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES ................................      21,885       52,127

CASH FLOWS FROM FINANCING ACTIVITIES:
          Loan advance from acquisition of software ..................      38,250     (150,000)
          Repayment of note payable ..................................     (12,090)        -
                                                                         ---------    ---------
NET CASH USED BY FINANCING ACTIVITIES ................................      26,160     (150,000)
                                                                         ---------    ---------

NET INCREASE IN CASH .................................................     (41,593)     (28,283)

CASH, BEGINNING OF YEAR ..............................................      62,718       63,318
                                                                         ---------    ---------

CASH, END OF YEAR ....................................................   $  21,125    $  35,035
                                                                         =========    =========




                           NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 1,100,000 shares of common stock .........................   $    -       $ 242,000
                                                                         =========    =========
Issuance of 100,000 common shares for for software ...................   $    -       $    -
                                                                         =========    =========
Preferred dividends paid by the issuance of common stock .............   $    -       $    -
                                                                         =========    =========


                         See Accountants' Review Report



                                       (4)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


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






                         See Accountants' review report


                                       (5)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Revenue recognition
-------------------

Franchise Fees
--------------
Payment of an initial franchise fee, which is due upon execution of a franchise agreement, can be in the form of cash, notes or a combination thereof. Revenue is deferred until all material services and conditions required of the company, prior to the opening of the franchised business, have been performed and substantial doubts of collectibility have been eliminated, usually upon receipt of payment. For the nine months ended September 30, 2004, the Company has recognized new franchise sale in the amount of $95,493. Included in this amount, $58,144 has been deferred against notes receivables.

As of September 30, 2004, the Company has taken a reserve against its notes receivable and corresponding deferred revenue balance for approximately $237,000 due to non-collection of balances in recent years.

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





                         See Accountants' review report


                                      (6)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Financial instruments
---------------------
The Company's financial instruments include cash, trade receivables, current maturities of notes receivable and payable for which carrying amounts
approximate   fair  value  due  to  the  relatively   short  maturity  of  these
instruments. The carrying value of the Company's short-term investments approximates fair value based on quoted market prices.

Cash and cash equivalents
-------------------------
Cash and cash equivalents include all highly liquid investments with original maturities of three months or less when purchased.

Investments in marketable securities
------------------------------------
The Company has adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which requires certain investments to be classified into the following three categories: held-to-maturity (recorded at amortized cost), available-for-sale (recorded at fair value), and trading (recorded at fair value).

The Company classifies its marketable equity securities as available-for-sale. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income under the equity section of the balance sheet. As of September 30, 2004, the company has unrealized holding gains in the amount of $2,602.

Goodwill
--------
The excess of cost over net assets acquired (goodwill) was being amortized on a straight-line basis over five years.

On January 1, 2002, pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", amortization of goodwill was discontinued.



                         See Accountants' review report


                                       (7)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

        NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill(Continued)
-------------------
The Company reviewed the remaining goodwill recorded and has deemed it to have no value based upon current economic conditions. Accordingly, the Company has recorded a charge for $153,400 to the franchise and travel related management services segment of the Company. The following table presents adjusted net loss and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142 for the year 2003:

                                      2003
                                  -------------
Net loss as reported              $ (1,107,483)
Add back: Goodwill amortization          -
Pro forma net loss                  (1,107,483)
Loss per share as reported               (0.12)
Pro forma loss per share                 (0.12)

Advertising
-----------
The Company expenses advertising costs as incurred. Advertising expense for the nine months ended September 30, 2004 and 2003 was approximately $19,928 and $7,081, respectively.

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


                         See Accountants' review report


                                       (8)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Accounts receivable and notes receivables
-----------------------------------------
The Company reflects accounts receivable and notes receivables at their outstanding principal balances as of the balance sheet date, adjusted for any charge-offs, allowances. In both 2004 and 2003, the Company recorded an allowance against its notes receivables from franchisees and the corresponding deferred revenue balances, due to the fact that the balances were not paid for a few years. This adjustment did not affect the Company's profit and loss statement. For the nine months ended September 30, 2004, the Company has recorded additional $58,144 notes receivables from new franchisees in connection with its sales of Rezcity online franchise service.

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



                         See Accountants' review report


                                       (9)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation(Continued)
-----------------------------------
The Company has elected to adopt the disclosure-only provisions of SAFS 123 and, accordingly, computes compensation expense for employees as prescribed by APB
25. Under APB 25, compensation cost, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

For stock options granted to non-employees, expense is measured based on the fair value method prescribed by SFAS 123.

Earnings (loss) per share
-------------------------
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assume that outstanding common shares are increased by common shares issuable upon exercise of stock options and the conversion of preferred stock where their exercise or conversion would be dilutive. For the nine months ended September 30, 2003, the effects of assumed exercise of options and warrants and/or the conversion of preferred shares would be anti-dilutive.

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

                         See Accountants' review report


                                      (10)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

In the beginning of 2004, the Company has acquired software license right to conduct its online franchise business. The total value of this software license cost is $45,000. The Company has been given an option to make installment payment of $9,000 per year for five years. The cost of this software license will be amortized through the five year life. In August 2004, the Company has acquired new software right in the amount of $3,612. The cost of this software right will be amortized over its expected useful life of thirty-six months.

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

Minimum principal payments under long term debt agreement as of September 30, 2004 are as follows:






                         See Accountants' review report


                                      (11)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 4 - LONG TERM DEBT(Continued)
----------------------------------


         2004                      $   4,530
         2005                         21,092
         2006                         21,842
         2007                         22,619
         2008                         23,423
         Thereafter                  215,574
                                   ---------



         Total                     $ 309,080
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

The following is a summary of net rental expense, included in general and administrative expenses for the nine months ended September 30, 2004, under all operating leases:

                                      2004
                                      ----

Minimum rentals                  $ 123,081
Less: Sublease rentals             106,438
                                 ---------

Net rental expense               $  16,643
                                 =========

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having initial terms in excess of one year, are as follows:





                         See Accountants' review report


                                      (12)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 5 - COMMIMENTS AND CONTINGENCIES(CONTINUED)
------------------------------------------------

Leases(continued)

                         Headquarter   Wal-Mart Locations
                         -----------   ------------------
         2004            $  11,700       $  31,515
         2005               46,800         126,060
         2006               46,860         126,060
         2007               46,920         126,060
         2008               15,600         126,060
                         ---------       ---------

         Total           $ 167,880       $ 535,755
                         =========       =========

The minimum future rentals have not been reduced by approximately $12,213 of monthly sublease rentals to be received in the future under non-cancelable subleases.


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


                         See Accountants' review report


                                      (13)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)
----------------------------------------

Common Stock Issued
-------------------
During the year ended December 31, 2003 and 2002, the Company issued 1,100,000 and 819,601 shares of common stock, respectively, which were recorded at their fair value at the time of issuance, as follows:

                            2004                     2003
                  ---------------------    --------------------------
                  No. of Shares  Amount    No. of Shares      Amount
                  =============  ======    =============     ========
Deferred Costs         -         $   -       1,000,000       $ 220,000

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
                                                        ========        ========

A summary of stock option activity and weighted average exercise price for the year ended December 31, 2003 and 2002 are as follows:







                             See Accountants' report


                                      (14)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)
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
                                                =======      ========

A summary of stock options outstanding and exercisable as of September 30, 2004 are as follows:

--------- ------------ --------------- ------------ ------------ ---------------
                             Options   Outstanding   Options     Exercisable
--------- ------------ --------------- ------------ ------------ ---------------
                       Weighted        Weighted                  Weighted
Exercise  Number       Average         Average      Number       Average
Prices    Outstanding  Remaining Life  Exercise     Exercisable  Exercise Price
--------- ------------ --------------- ------------ ------------ ---------------
--------- ------------ --------------- ------------ ------------ ---------------
$1.00     410,000      5 Years         $1.00        351,000      $1.00
--------- ------------ --------------- ------------ ------------ ---------------
$2.00      65,000      5 Years         $2.00         45,000      $2.00
--------- ------------ --------------- ------------ ------------ ---------------
--------- ------------ --------------- ------------ ------------ ---------------

The fair value of the options granted for the years ended December 31, 2003 were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                    2004             2003
                                   ------           ------
Risk free interest rate              5.00%            5.00%
Expected volatility                100.00%          100.00%
Expected remaining lives             2                2
Expected dividend yield             -0-              -0-


Had compensation cost for employee stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows for the six months ended June 30, 2004:



                             See Accountants' report

                                      (15)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)
----------------------------------------

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

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Company pays consulting fees to a company owned by the chief executive officer who is a significant shareholder. Expenses totaled approximately $36,000 and 45,000 each for the nine months ended September 30, 2004 and 2003.

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



                        See independent auditors' report

                                      (16)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 9 - SEGMENT INFORMATION
----------------------------


---------------------------- ---------------------- --------------- --------------- ------------ -------------
     Nine Months Ended       Franchise and Travel        Internet   Online Travel      Other        Total
     September 30,2004        Related Management        Technology      Store
                                   Services              Programs     Services
---------------------------- ---------------------- --------------- --------------- ------------ -------------
Revenues                         2,043,231                 -           383,179          -        2,426,410
---------------------------- ---------------------- --------------- --------------- ------------ -------------
Segment profit (loss)             (316,448)                -           295,665          -          (20,783)
---------------------------- ---------------------- --------------- --------------- ------------ -------------
Total assets                       381,990                83,083       806,809       632,761     1,904,643
---------------------------- ---------------------- --------------- --------------- ------------ -------------
Capital expenditures                50,000                 3,613        45,000          -           98,613
---------------------------- ---------------------- --------------- --------------- ------------ -------------
Depreciation and
amortization                         -                     -            37,999          -           37,999
---------------------------- ---------------------- --------------- --------------- ------------ -------------
Interest income                      -                     -              -           29,443        29,443
---------------------------- ---------------------- --------------- --------------- ------------ -------------



---------------------------- ---------------------- --------------- --------------- ------------ ------------
     Nine Months Ended       Franchise and Travel        Internet   Online Travel      Other        Total
     September 30,2003        Related Management        Technology      Store
                                   Services              Programs     Services
---------------------------- ---------------------- --------------- --------------- ------------ ------------
Revenues                         1,414,213                 -           181,430          -        1,595,643
---------------------------- ---------------------- --------------- --------------- ------------ ------------
Segment profit (loss)             (123,480)             (291,413)       85,567          -         (329,026)
---------------------------- ---------------------- --------------- --------------- ------------ ------------
Total assets                       841,739              628,689        386,128       640,501     2,497,057
---------------------------- ---------------------- --------------- --------------- ------------ ------------
Capital expenditures                -                     -             76,927          -           76,927
---------------------------- ---------------------- --------------- --------------- ------------ ------------
Depreciation and
amortization                        -                    291,413        75,031          -          366,444
---------------------------- ---------------------- --------------- --------------- ------------ ------------
Interest income                     -                      -              -           15,249        15,249
---------------------------- ---------------------- --------------- --------------- ------------ ------------






                         See Accountants' review report


                                      (17)

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     REZconnect (R) Technologies, Inc. (the "Company") is a leading franchisor of traditional "brick and mortar" travel agencies, as well as Internet-based, travel-related services and technology developing unique reservation systems for the travel and entertainment industry. We are also a full service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names "Travel Network," "Global Travel Network" and "Travel Network Vacation Central" as well as, web sites " "Bookmytravel.com" and "REZconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

     REZconnect (R) Technologies, Inc. (the "Company") operations are comprised of 3 divisions. The first division is an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The 2nd division of the Company is our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry. The 3rd division builds online travel stores for consumers of travel agents, as well as "Super Sites" for Travel Agents to book their clients travel. REZconnect Technologies, Inc. has signed contracts with numerous Consortium groups to build online "Super sites" for their agent base. Contracts that have been signed include: Hickory Leisure, InteleTravel, OSSN and ARTA.

     REZconnect's consumer driven websites provide strong content and bookability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

     REZconnect typically charges $49.95 per month, on a non-contract basis, to own and operate on an online travel site. If an agent signs a one year contract, the cost is reduced and the agent only pays for 11 months of service. The agencies that pay month to month must pay by credit card while yearly contracts can be paid either by check or credit card.

     Currently, there are over 10,000 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

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

     We are the only company in this field offering every postal zip code in the U.S. with strong rich content provided by over 100 sources, including weather, entertainment, sports, news, various information guides with yellow page listings of over 15,000,000 businesses. This site is up and running and was




                                      (18)
first available in 1998. REZconnect took over the site in 2002 and is currently offering this product to companies within the travel community.

     To date, REZcity has signed 249 Single Unit franchises, 3 Area Representative Units and 4 Master Units. A single unit franchise consists of a single town or zip code with a population of 25,000 or less. Franchisees are required to sell e-commerce and advertising solutions, to earn revenue, within their purchased territory and market their website to local residents residing in the community. An Area Representative owns a minimum of 20 Franchise units in which he/she is responsible for the same tasks as a single unit franchise owner, however they represent a larger territory. A Master owns a minimum of 600 Franchise units. A Master's primary role is to sell individual franchise units and Area Representative Units. A Master earn revenue by Franchise sales as well as by sales created by franchisees within their master territory selling e-commerce and advertising solutions.

     Revenues from the sale of Area Representative Units and Master Units Franchisees are not usually recorded in our financial statement based on our accounting policy regarding the recognition of franchise revenues until services have been rendered and substantial doubt of collectability has been eliminated, usually upon receipt of payment.

     Our brick and mortar franchisee fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location. Commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5-10% for car rentals, and 10-15% for cruises and vacation packages. Airline tickets are a non-commissionable item and revenues are earned from service fees, which range from $4 to $15 per ticket.

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

     In 2003, REZconnect signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, "Your Travel Biz, Inc." and "YTB Travel And Cruise LTD" (YTB) a network marketing company offering its' members an interactive consumer website from the Company. Further, all travel arrangements from the online are serviced by a division of the Company. We currently host over 8200 sites for YTB. Based on current projects supplied by YTB, the growth of new sites should increase significantly over the next several years. In conjunction with the signing of this agreement REZconnect issued YTB Travel and Cruise Ltd. and Your Travel Biz, Inc., 200,000 and 800,000 shares of stock respectively.

Results of Operations

                      Nine-months ended September 30, 2004
            As compared to the nine-months ended September 30, 2003:

Revenues

     Franchise fees increased by approximately $31,477 in the 2004 nine-month period as compared to the 2003 nine-month period.


                                      (19)

     Franchise service fees and other increased by approximately $57,160 or 16% in the 2004 nine-month period as compared to the 2003 nine-month period. The increase is attributable to a increase in service fees of RezCity franchisees and increasing sales of travel worldwide.

     Travel products and services increased by approximately $538,032 or 54% in the 2004 nine-month period as compared to the 2003 nine-month period. Sales of travel related products and services are correlated to the number of brick and mortar franchisees in our system and the general demand for such products and services.

     Online travel income increased $201,749 or 52% due to the fact the Company's Consumer website program has grown significantly.

     Advertising and other revenues increased approximately $2,349 or 100% due to the fact that the Company was not active in this area in 2003.

Expenses

     The cost of travel related products and services increased approximately $636,199 or 44% in the 2004 nine-month period as compared to the 2003 nine-month period as a result of higher related revenues. Such costs amounted to approximately 60% of revenues in the 2004 nine-month period as compared to 40% of related revenues in the 2003 nine-month period.

     Marketing and selling expenses increased by approximately 38% in 2004 nine-month period as compared to the 2003 period.

     General and administrative expenses decreased by approximately $6,019 or 1% in the 2004 nine-month period as compared to the 2003 nine-month period. The decrease relates to a decrease in salaries, which relate to the Company's online travel business.

     Depreciation and amortization expense declined by approximately $328,445 in 2004 period as compared to the 2003 period, due to the fact that the Company has written off a major portion of its' capitalized software cost on the 2003 year-end.

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

        In addition, the Company expects that it will experience seasonality in its business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the


                                      (20)
rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

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


LIQUIDITY AND CAPITAL RESOURCES

     During the nine-months ended September 30, 2004, operating activities generated cash of approximately ($62,718) compared to ($63,318) for the nine-month period ended September 30, 2003.

     We believe that our cash and short term investments on September 30, 2004 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

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

                                      (21)

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5 - OTHER INFORMATION
            None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         1. Exhibits:

            Rule 13a-14(a) / 15d-14(a) Certifications:
              o   Exhibit 31-1     Certification of Chief Executive Officer.
              o   Exhibit 31-2     Certification of Chief Financial Officer.

            Section 1350 Certifications:
              o   Exhibit 32-1     Certification of Chief Executive Officer.
              o   Exhibit 32-2     Certification of Chief Financial Officer.



         2. Reports on Form 8-K

               On February 11, 2003 the Company filed a report regarding the issuance of 200,000 and 800,000 shares of common stock to YTB Travel Cruise Ltd. and Yourtravelbiz, Inc., in connection with the signing of a long-term, web servicing agreement for a twenty (20) year period


               On August 26,2004 the Company filed a report regarding that REZT is in preliminary merger discussions with Yourtravelbiz.com, Inc., a private company in the travel agency business.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    REZCONNECT TECHNOLOGIES, INC.

                                    /S/ Michael Y. Brent
                                    -----------------------------
                                    Michael Y. Brent, CEO
                                    Dated: September 30, 2004


                                    /s/ Derek J. Brent
                                    --------------------
                                    Derek J. Brent, CFO
                                    Dated: September 30, 2004

     This Form 10-QSB contains summary financial information extracted from the financial statements for the nine months ended September 30, 2004 and is qualified in its entirety by reference to such financial statements.



                                      (22)