Form 10KSB
period 2004-12-31
REZCONNECT TECHNOLOGIES INC
filed 2005-02-23
CIK 852766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-18412
                             YTB International, Inc.
                     (formerly REZconnect Technologies, Inc)
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

Delaware                                               11-2602120
-------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                               560 Sylvan Avenue
                       Englewood Cliffs, New Jersey 07632
                       ----------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (201) 567-8500
                                                    --------------

                           RezConnect Technologies Inc
          -----------------------------------------------------------
         (Former name or former address, if changed since last report)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2004 was approximately $5,880,000.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of December 31, 2004, there were 24,092,376 shares of Common Stock, par value $.001 per share outstanding.

Table of Contents

To jump to a section, double-click on the section name.

10KSB

PART I........................................................................ 2

Item 1.Business............................................................... 2

BACKGROUND...................................................................

OPERATIONS...................................................................  3

REZCONNECT...................................................................

COMPETITION..................................................................  4

MANAGEMENT..................................................................

Item 2. Properties.............................................................5

Item 3. Legal Proceedings..................................................... 5

Item 4. Submission of Matters to a Vote of Securities Holders................. 5

PART II......................................................................  5

Item 5. Market for Registrant's Common Stock................................   5

Item 6. Management's Discussion and Analysis or Plan of Operation...........   6

Item 7. Financial Statement.................................................  11

Item 8. Changes in and Disagreements with Accountants on Accounting

        and Financial Disclosure..................................            11

PART III.....................................................................

Item 9. Directors and Executive officers, promoters and control person;
compliance with Section 16 (a) of The Exchange Act....................        12

Item 10.Executive Compensation..............................................  12

Item 11.Security Ownership of Certain Beneficial Owners and Management......  15

Item 12.Certain Relationships and Related Transactions...................     15

PART IV......................................................................

Item 13.Exhibits, Financial Statement Schedules and Reports for Form 8-K ..

Balance Sheet.................................................................F2

Statements of Operations......................................................F3

Statement of Shareholders Equity .............................................F4

Statement of Cash Flows.......................................................F5

Notes to Financial Statements.................................................F5

Pro Forma Income Statements..................................................F22

Documents incorporated by reference: None

                                     PART I

Item 1. Business
------- --------

Post - December 31, 2004 Events

     YTB International, Inc. has become, as of the date of this report the successor to the former RezConnect Technologies, Inc., as more fully, described below (the "Company"). A publicly traded company (OTCBB:YTBL), commencing January 4, 2005, the Company began operating through its 3 operating subsidiaries. Post-reincorporation in Delaware, January 4, 2005, the Company continued its operations as a leading internet provider of online travel stores for travel agencies and home-based representatives using our services and technology. For the period of this report, ending December 31, 2004, the Company was comprised of REZconnect Technologies, Inc. (which on December 8, 2004, merged under New York law with YourTravelBiz.com, Inc.).

     Accordingly, for the period from December 8, 2004 to December 31, 2004, the Company operated with 3 operating groups. Upon reincorporation on January 4, 2005, each of the operating groups became three distinct, wholly-owned Delaware divisions, respectively REZconnect Technologies, Inc. ("Technologies"); YTB Travel Network, Inc. ("Booking"); and YourTravelBiz.com, Inc. ("Marketing").

     In the share exchange and associated merger with YTB, the stockholders of YTB received, in exchange for 100% of YTB's capital stock, 11,522,376 newly issued shares of YTB's capital stock (the "Exchange Stock"). The number of shares of Exchange Stock issued was one share greater than the total number of shares of Common Stock outstanding immediately prior to the YTB share exchange. The Exchange Stock consisted of 7,430,000 shares of Common Stock and 4,092,376 shares of Series B Convertible Preferred Stock of the Company ("Series B Stock"). The Series B Stock was created and issued because the Company did not have a sufficient number of authorized and unissued common shares available. Each share of Series B Stock was converted into one share of Common Stock, subject to adjustment, as of January 9, 2005. The issuance of the Exchange Stock was not registered, as the transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

     Effective January 4, 2005, the Company reincorporated in Delaware, changed its name to YTB International, Inc. and increased its authorized common shares to 50,000,000, the preferred remaining at 5,000,000 authorized. Thus, as of January 4, 2005, the date of reincorporation in Delaware, the Company (subsequently none as YTB International, Inc.) was divided into three distinct wholly-owned subsidiaries, consisting of Technologies, a franchisor of traditional "brick and mortar" travel agencies, as well as Internet-based, travel-related services and technology offering proprietary reservation systems for the travel and entertainment industry. We are also a full service provider of discount travel products and services to the leisure and small business traveler via our Booking Division. Finally Marketing is our referral marketing group.

Prior History

     We are a travel management company using technology and the Internet for our franchise chain and the online retail consumer. The Company is a leading internet provider of online travel stores for travel agencies and home-based representatives using our services and technology. The Company seeks to capitalize on the recent share exchange with Yourtravelbiz.com, Inc., an Illinois corporation, and become the leading provider of Internet-based travel services and solutions. The Company has grown the products and services, offered, and intends to further grow its product line. The Company believes it can continue to grow the Company's overall revenues and profitability.

     By way of background, we were incorporated in June 1982 as Travel Network, Ltd. in New York and did business as Global Travel Network. On February 1, 1994, we re-incorporated in New Jersey (at which time the New York corporation was merged into the New Jersey corporation). The assets of this corporation were transferred to Global Travel Network, L.L.C. ("GTN") in 1998. GTN was created as a conduit to participate in the franchise Global Travel Network business of Travel Network, Ltd. Global Travel Network was merged into a New York Company called Playorena, Inc which was also a publicly traded corporation trading on NASDAQ Bulletin Boards.

     On September 17, 1999, Playorena, Inc. acquired the outstanding equity of GTN in exchange for 5,063,379 shares of Playorena's common stock (including 123,292 shares reserved for issuance upon the exercise of certain warrants previously issued by GTN and 4,931,087 shares issued to equity holders of GTN), representing 94.5% of the issued and outstanding common stock of Playorena upon completion of the share exchange. Prior to that time, Playorena operated as a public shell seeking the acquisition of, or merger with, an existing company. Following the Playorena, Inc. share exchange and merger, we changed our name to ETRAVNET.COM, Inc. On August 29, 2002, we again changed our name to REZconnect Technologies, Inc.

                                      (2)

     On December 8, 2004, YourTravelBiz.com, Inc. and REZconnect Technologies, Inc., merged and effected a share exchange with YourTravelBiz.com, Inc. ("YTB"). YTB was engaged in referral marketing, whereby for a monthly fee, YTB members are provided with an interactive website offering travel-related products and services which allows them to sell those products and services to the general public. YTB negotiates with all vendors, hosts the website and collects all revenues. Members hosting a website would be paid a commission on all sales made through their respective websites, as well as commissions for bringing new members to YTB. YTB was a former client of REZconnect, whereby REZconnect would service all travel arrangements made through YTB and its members.

The Business as of December 31, 2004

     REZconnect is a leader in the franchised travel services business. REZconnect has operated in this industry for 23 years. During this time, it has created a network of over 145 domestic franchisees and 49 international franchisees, represented in 4 countries. REZconnect offers an interactive, real-time booking engine and access to preferred deals with leading travel industry suppliers to its franchisees and to small office-home office ("SOHO") agencies, independent travel agencies and high traffic websites. REZconnect's revenue stream is comprised of one-time franchise fees as each franchise is sold, monthly franchise service fees from its franchisees and commissions on the sale of travel products plus monthly hosting fees on each website.

     While previously concentrating on the establishment of its "brick and mortar" franchise operations, management has recognized that margins in the travel agency industry are generally shrinking, due in large measure to reductions by airlines in commission rates and to greater competition throughout the industry. To combat these trends and strengthen its competitive position, the REZconnect has sought to bring an advanced technology to the travel and lodging industry by investing in software development and offers new online travel franchises.

     In 2002, REZconnect signed an exclusive, 20-year management agreement to provide travel web site hosting for one of the Company's clients, YourTravelBiz.com, Inc. ("YTB") a network marketing company offering its' members, an interactive consumer website from the Company. This agreement has been voided with the acquisition of YTB on December 8,2004, although the subsidiary company, RezConnect bills YTB for site licensing fees as an inter-company transaction. Further, all travel arrangements from the online sites are serviced by a division of the Company. We currently host 8750 sites for YTB. Based on current projects supplied by YTB, the growth of new sites should increase significantly over the next several years.

Operations as of December 31, 2004, the Date of this Report

Current Operations
------------------

Technologies Operating Group

     Technologies' (and as an operating group of the Company for the period December 8-31, 2004) includes the travel franchise system. It also includes our technology software and services to the travel industry. One of Technologies' activities is REZcity.com. The technology group builds reservation systems using proprietary patent pending applications for suppliers within the travel industry. Technologies builds travel stores within the travel industry and includes RezCity.com, an online city guide and travel store.

     The Technologies' consumer driven websites provide strong content and book-ability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

     REZconnect typically charges $49.95 per month, on a non-contract basis, to own and operate on an online travel site. If an agent signs a one year contract, the cost is reduced and the agent only pays for 11 months of service. Under it's bulk selling arrangement it offers site licensing at lower rates at $10.00 per site. The Agencies that pay month to month, must pay by credit card, while yearly contracts can be paid either by check or credit card.

                                      (3)

     Currently, there are over 10,000 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

     In-house sales personnel have generally handled marketing of travel agency web sites and franchises for Travel Network and REZcity.com,

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

Competition
-----------

     The travel industry is highly diverse and specialized. In fact, it is one of the most competitive industries in the United States. Much of the travel business is niche oriented, highly price sensitative and many companies are much more highly capitalized. One of the principal functions of the recent share exchange, merger and reincorporation was effected in order to make the combined Company significantly Smore competitive.


Booking Operating Group


     Booking (the successor to both the REZconnect travel agency and reservations business and that's of YTB Travel and Cruises, Inc. is the successor (It was an operating group of the Company for the period December 8-31, 2004. Booking comprises the appointments to sell airline tickets, cruise packages and other services plus the travel sales from the 10,000 web sites hosted by REZconnect. Travel processing, document distribution and commission payments, including, tracking the transaction for each of the sites and is handled, by this group. In addition, bulk purchasing and deal making are provided by the Englewood Cliffs, New Jersey personnel.

     The Company's Travel Network franchise system is entering its 23rd year of operations and is one of the largest travel agency chains in the world with 145 domestic and 49 international travel agencies. The franchise fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location.

     The Company believes it is at the forefront of several growing trends: the increasing consumer spending in the travel industry and the boom in home-based businesses and the growing acceptance of conducting retail business on the internet. Tourism accounts for nearly 11% of all consumer spending worldwide. The travel industry is currently a $5 trillion business and growing 23% faster than the global economy and travel spending is expected to double in the next 5 years. Luxury cruise ship companies and resort builders are gearing up for this wave of retirees. Secondly, with job security, as well as an ability to spend time with the family, an ever-increasing concern, we believe the ability to own a home-based business is becoming an even more attractive option. Finally, we believe online travel planning will continue to make tremendous inroads in the marketplace as more people use the internet to become better informed and save time and money.

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

     We believe there are currently no direct competitors to the REZconnect(R) technology. Websites such as Travelocity.com, Priceline.com, Expedia.com and Orbitz.com, are retailers of travel online, unlike REZconnect, which is serving a facilitator function only. In addition, the REZconnect(R) target markets, are generally not serviced by these companies. REZconnect(R) technology could augment these sites, providing their users with access to the niche hotel, cruise and restaurant markets that REZconnect is targeting which cannot be booked in real time by these suppliers.

     The Company's franchise travel agency business is subject to competition. Priceline.com, once a competitor, is now a revenue generating preferred supplier for air ticketing on our travel sites.

     The retail travel provider most comparable to us is Uniglobe.com. It provides products and services through the Internet to leisure and business travelers and also operates a travel fulfillment center for home-based agents and online companies.

Marketing Operating Group


                                      (4)

     Marketing (has been an operating marketing group of the Company for the period December 8-31, 2004. It continues to conduct business through recruitment, enrollment, initial training, and support of its sales force. There are currently over 8,700 individuals, known as independent marketing representatives (each, an "IMR"), who are responsible for enrolling referring travel agents (each, an "RTA"), most of whom work from their homes. An IMR might utilize a number of methods of attracting new RTAs, at informational meetings and events, through newspaper advertising, and one-on-one meetings with individuals seeking a home based business enterprise. RTAs and IMRs are schooled through our certified training courses. This is accomplished through a combination of their Power Team Leader, company conference calls and e-training modules. A Power Team Leader is an IMR who has accomplished a higher income level by virtue of sales production.

     Marketing was created to market travel agency websites to representatives in a Referral Marketing program that incentifies the Representatives for bringing others into the system, earns travel commissions from their site and enjoys travel benefits and tax advantages with owning their own business. Representatives are independent and are provided with training materials and onsite training at various locations thru out the USA.

     There are currently no other direct network marketing companies currently specializing in the travel franchise business. Hence, while there are multi-line marketing companies in existence, they are not direct competitors of the company and its Marketing operating group and, post January 4,2005, operating division.

Legal Proceedings

       There were no legal proceedings in 2004.

Employees

     As of December 31, 2004, the Company had a total of 42 employees. (Prior to the December 8, 2004 merger, the Technologies' operating group had 12 employees, Booking operating group consisted of 5 employees and Marketing operating group consisted of 25 employees.)

Bankruptcy

     None of our officers or directors has been involved as a debtor in any proceedings under the U.S. Bankruptcy Code (or comparable foreign law).


Item 2.  Properties
-------  ----------

     Our executive offices are located at 560 Sylvan Avenue, Englewood, NJ 07632, but we also have leased office space at 200 West Third Street Alton, IL 62002 and an additional 300 square feet of office space in San Juan, Puerto Rico. Our principal executive offices are consists of approximately 2,000 sq. ft. of leased space in an office building in Englewood Cliffs, New Jersey. The current monthly rent is $3,666. The lease expires in April 2008. Our office in Alton, Il is approximately 6,000 sq. ft. Our Chairman of the Board, was the previous owner of this property and under the "terms of sale of property", it remains rent free until December 31, 2005. All franchised agency sites are owned or leased directly by the franchisees for such agencies.

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

Common Stock Prices

     Our common stock has traded on the OTC Bulletin Board under the symbol

     *On January 25, 2005 the common stock symbol changed to "YTBL" on the OTC Bulletin Board.



                                      (5)

     Prior thereto, it was traded under "REZT" from August 29, 2001 to January 24, 2005 "ETRV" from September 17, 1999 to December 19, 1999 "ETVT" from December 20, 1999 to August 28, 2001 Prior thereto, it was trading under the symbol "PLEX".

The following table sets forth the high and low closing share prices per share for the periods indicated:


                                                 High           Low

Fiscal year ended December 31, 2004
     First quarter                              $0.32          $0.21
     Second quarter                              0.25           0.12
     Third quarter                               1.87           0.16
     Fourth quarter                              1.80           1.11

                                                 ----           ---
Fiscal year ended December 31, 2003
     First quarter                              $0.80          $0.51
     Second quarter                              0.60           0.32
     Third quarter                               0.60           0.38
     Fourth quarter                              0.55           0.32

     At December 31, 2004 the closing price per share for our common stock, as reported by NASDAQ was $1.30.

Dividend Policy

     We have not declared nor paid a cash dividend on our common stock since we became publicly owned. It is the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

     As of December 31, 2004, we had 451 common shareholders and no preferred shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Recent Sales of Unregistered Securities
    None

Item 6.  Management's Discussion and Analysis or Plan of Operation
----  --------------------------------------------------------

     REZconnect Technologies, Inc. is a leading internet provider of online travel stores for travel agencies and home-based representatives using our services and technology. As described elsewhere, YTB International, Inc. became the successor to the Company following the December 8, 2004 merger and its January 4, 2005 reincorporation in Delaware. For the period of this report (and specifically the December 8, 2004 merger date, December 31, 2004 year-end), the Company operated as 3 operating groups (respectively Technologies, Booking and Marketing). Post- reincorporation, those operating groups became three distinct wholly owned subsidiaries consisting of YourTravelBiz.com, REZconnect Technologies Inc., and the YTB Travel Network Division.

     We operate under various trade names, including Your Travel Biz, YTBnet.com Travel Network, Global Travel Network, Travel Network Vacation Central, YourTravelBiz.com, YTBnet.com and the following web sites: Bookmytravel.com, REZconnect.com, and RezCity.com.

     REZconnect Technologies operations are comprised of 3 operating groups. The first is an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The other includes our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry; builds online travel stores for consumers of travel agents, as well as Super Sites for Travel Agents to book their clients travel and oversees and processes travel bookings from the websites. REZconnect Technologies, Inc. has signed contracts with numerous Consortium groups to build online super sites for their agent base. Contracts that have been signed include: Hickory Leisure, InteleTravel, OSSN, ARTA, GTM and the IT Group.

                                      (6)

     We operate the business' under our trade names "Travel Network," "Global Travel Network", "Travel Network Vacation Central", as well as web sites "Bookmytravel.com," and "REZconnect.com." We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

     Our brick and mortar franchisee Travel Network and Global Travel Network fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location. Commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5-10% for car rentals, and 10-15% for cruises and vacation packages. Airline tickets are a non-commissionable item and revenues are earned from service fees, which range from $4 to $15 per ticket.

     Our revenues are divided amongst our franchise systems. Travel Network and RezCity plus our online website (Book My Travel), fees and travel services to date has come from the franchise system, travel services and online site fees. We expect that REZconnect(R) Technologies will continue to play an important part in our 2005 revenue projections as we release the various applications within the travel and entertainment industries. During the last 3 years a larger portion of our expenses were related to our technology development. These expenses have been substantially reduced and should reflect in higher revenues in 2005.

     REZconnect's consumer driven websites provide strong content and book-ability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

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

     The REZcity.com is an extension of the Technologies activities who builds online travel stores for consumer use, as well as "Super Sites" for Travel Agents to book their clients travel and is an extension of the travel franchise system. The extension markets itself as an online local city guide and online travel store for over 53,000 towns throughout the United States. It provides a unique model for entrepreneurs and travel agencies to participate by licensing the local community content with rights to sell advertising and e-commerce solutions. The pricing of a local town of 25,000 in population is $1,500 for a one-time fee and an annual hosting fee of $150.00.

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

     To date, REZcity has signed 249 Single Unit franchises. A single unit franchise consists of a single town or zip code with a population of 25,000 or less. Franchisees are required to sell e-commerce and advertising solutions, to earn revenue, within their purchased territory and market their website to local residents residing in the community.

     In-house sales personnel have generally handled marketing of franchisees. All of the Company's franchised operations are independently owned and operated. REZcity operates two company-owned travel agencies. All sales of travel products by REZcity is made through its franchisees or through its interactive web site. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

                                      (7)

     The Booking operating group, is a travel management company who operates several different franchise systems including storefront and online business models who processes and handles bookings (reservations) from over 10,000 websites.

     The Marketing operating group is a referral marketing group providing support services for the 8750 representatives, that are currently in the system. YourTravelBiz conducts business through recruitment, enrollment, initial training, and support of its sales force. This operating subsidiary is a referral marketing group providing support products and services for the 8700 plus representatives. The representatives have the ability to book individual and group travel. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to internet for travel services presents the opportunity for advancement of products and services by referral relationships.


OVERVIEW

     Our revenues to date is predominately comprised of franchise fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales plus online hosting fees for websites. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required have been performed and the collect ability of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned. Online travel income is recorded when earned and is recognized based on the websites hosted.

     With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

     The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 16% for cruises and vacation packages. Based on the past several years leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered the Travel Network incentive commissions above the standard compensation for its volume business. The YTB Travel Network expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the later offering the Company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel Network or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. Each website travel storeowner pays a monthly fee of $5.00-$49.95 (depending upon multiple user contracts) plus the YTB International can earn transactional compensation from travel purchased off each website.

     The Company believes it is at the forefront of several growing trends: the increase in consumer spending in the travel industry, the boom in home-based businesses and the growing acceptance of conducting retail business on the internet. Tourism accounts for nearly 11% of all consumer spending worldwide. The travel industry, currently a $5 trillion business, is growing 23% faster than the global economy and spending on travel is expected to double in the next 5 years. Industry research shows that one "baby boomer", a segment comprised of nearly a billion people worldwide, will retire every eight seconds for the next 20 years. Luxury cruise ship companies and resort builders are gearing up for this wave of retirees. Secondly, with job security, as well as an ability to spend time with the family, an ever-increasing concern, we believe the ability to own a home-based business is becoming an even more attractive option.
Finally, we believe online travel planning will continue to make tremendous inroads in the marketplace as more people use the Internet to become better informed and save time and money.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of


                                      (8)
operations to total revenues:

                                      Year Ended        Year Ended
                                      December 31,      December 31,
                                         2003                2004

Revenues

   Franchise fees                         0.5 %             1.2 %
   Franchise service fees and other      20.0 %             6.2 %
   Travel products and services          56.0 %            17.8 %
   Advertising and other                 - 0 -             - 0 -
   Online Travel Stores                  19.2 %             4.4 %
    New RTA Sales                         - 0 -            30.6 %
    Monthly Membership
    and Maintenance fees                 - 0 -             32.8 %
   Printing and Administrative services  - 0 -              7.2 %
                                         -----             -----


TOTAL REVENUES                           100  %            100  %
                                         -----             -----

Operating Expenses
   Cost of travel products and sales      47.6 %           18.0 %
   Marketing and selling                   3.0 %            1.5 %
  Franchise services and products           0 -             1.2 %
   General and administrative             40.0 %           75.0 %
Impairment of advertising receivable      - 0 -            - 0 -
Impairment of goodwill                    - 0 -            - 0 -
Depreciation and amortization             22.0 %            1.1 %
Returns and Allowances                     N/A              3.6 %

TOTAL OPERATING EXPENSES                 112.6 %           100.0 %
                                         -----             -----

  Income (loss) before other
   Income and income taxes               (12.6 %)         (08.1 %)
   Other income - primarily interest       .05 %            8.3 %
                                         -----             -----
   Income (loss) before income taxes     (12.1 %)         (8.4 %)
   Income taxes                            -                  -
                                         -----             -----
 Net income (loss)                       (12.1 %)          (8.4 %)
                                         =====             =====



REVENUES

     Franchise  Fees.  Franchise  fees  decreased in 2004 as compared to 2003 by
approximately   $17,774  as  a  result  of  increasing   market  conditions  and
management's decision in 2003.

     Franchise Service Fees and online service fees in 2004 increased similarly as compared to 2003 by approximately $129,482, an increase of 8.4% This was attributable to more franchisees in the system, partially offset by higher average franchise fees. Our franchise agreements require franchisees to pay monthly franchise fees or hosting fees, which have annual scheduled increases. Individual franchise arrangements can provide the REZconnect with annual fees ranging from $3,000 to $9,000 for Travel Network. In addition, each franchise agreement has a provision for an increase in our service fee based on year-over-year change in the consumer price index.

     Travel Products and Services. Travel products and services increased by approximately $709,687 from 2003 to 2004, an increase of approximately 52%. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2004.


OPERATING EXPENSES

     Cost of Travel Products and Services. Cost of travel products and services increased by approximately $847,404 or 38% in 2004 as compared to 2003. These costs increased as a result of higher travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was approximately 19% for 2004 and 32% for 2003.

                                      (9)

     Marketing and Selling. The Marketing and selling expenses decreased by approximately $11,411 from 2003 to 2004. The decrease represents a change of approximately 1.5%. There were no significant changes in payroll costs, commissions and startup fees paid on the accounts receivable of the franchisees.

     General and Administrative. In the proforma of the combined Companies the General and administrative expenses increased by approximately 8,531,730 or 91% from 2003 to 2004. As a percentage of total revenues, general and administrative expenses were 40% in 2004 as compared to 45.7% in 2003. The increase in general and administrative expense in 2004 is attributable to the merger of the two Companies.

     Goodwill and Other Intangible Assets. Goodwill and other intangible assets were non-existent in 2004.

Variability of Results

     The Company's travel products and services gross bookings have increased from 2003 to 2004 due to increase in the number of hosted websites including additional franchises derived from REZcity.com and an increase in products and services sold to travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from 2003 to 2004.

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

     In addition, the Company expects that it will experience seasonal business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising.

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

LIQUIDITY AND CAPITAL RESOURCES

                                      (10)

     Cash used by operating activities in 2004 was approximately $109,736 as compared to cash used in operating activities of $33,000 in 2003.

     Cash provided by financing activities was approximately $677,803 in 2004 and used by financing activities was approximately $325,000 in 2003. As of December 31, 2004, we had approximately $25,449 in cash and approximately $528,311 in short-term investments.

     The Company believes that cash and short term investments on hand at December 31, 2004 and its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.

FORWARD-LOOKING STATEMENTS


     All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the company's financial position, business strategy and the plans and objectives of the company's management for future operations is forward-looking statements. When used in this annual report, words such as "anticipate", "believe," "estimate," "expect," "intend", and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions. Competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy And liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 7. Financial Statements.










                          REZCONNECT TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2004

                         REZCONNECT TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                          YEAR ENDED DECEMBER 31, 2004








                                                                        Page(s)
                                                                        -------

Independent Auditors' Report                                              1

Financial Statements (Audited)

   Balance Sheet                                                          2

   Statement of Operations                                                3

   Statement of Changes in Stockholders' Equity                           4

   Statement of Cash Flows                                                5

Notes to Financial Statements                                             6 - 21

Pro Forma Financial Information (Unaudited)

   Introduction to Pro Forma Consolidated Financial Statements           22

   Pro Forma Consolidated Statement of Operations                        23

   Notes to Pro Forma Consolidated Statement of Operations               24 - 27

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
 Rezconnect Technologies, Inc.
Englewood Cliffs, New Jersey


We have audited the accompanying balance sheet of Rezconnect Technologies, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rezconnect Technologies, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





Dischino & Associates, P.C.
Certified Public Accountants
 and Business Consultants
Fairfield, New Jersey

February 17, 2005

                                       (F1)


                         REZCONNECT TECHNOLOGIES, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2004
                                   (NOTE 12)


                                     ASSETS
CURRENT ASSETS
     Cash                                                                 $     25,449
     Short-term investments                                                    528,311
     Current portion of notes receivable                                        24,240
     Accounts receivable (less allowance for
         doubtful accounts of $65,009)                                         383,033
     Loans receivable                                                          122,195
     Prepaid expenses and other current assets                                  15,312
                                                                          ------------
TOTAL CURRENT ASSETS                                                         1,098,540

PROPERTY AND EQUIPMENT (NET)                                                    73,121

GOODWILL                                                                    15,936,118

OTHER ASSETS
     Capitalized software costs, at cost (less accumulated
        amortization of $105,222)                                               79,514
     Notes receivable, less current portion                                    137,360
     Security deposits and other assets                                         10,460
                                                                          ------------
TOTAL OTHER ASSETS                                                             227,334
                                                                          ------------

TOTAL ASSETS                                                              $ 17,335,113
                                                                          ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                 $     19,532
     Short-term notes payable                                                  202,342
     Accounts payable and accrued expenses                                     609,491
     Current portion of deferred revenue                                        21,026
     Commissions payable                                                       136,139
                                                                          ------------
TOTAL CURRENT LIABILITIES                                                      988,530

OTHER LIABILITIES
     Long-term debt, less current maturities                                   283,221
     Deferred revenue, less current portion                                    110,388
     Security deposits                                                          20,920
                                                                          ------------
TOTAL OTHER LIABILITIES                                                        414,529
                                                                          ------------

TOTAL LIABILITIES                                                            1,403,059

STOCKHOLDERS' EQUITY
     Preferred stock- Series B convertible, par value $.001; 5,000,000
         shares authorized, 4,092,376 shares issued and outstanding              4,092
     Common stock, par value $.001; 20,000,000 shares authorized,
         18,976,125 shares issued and outstanding                               18,976
     Additional paid-in capital in excess of par                            22,055,712
     Accumulated deficit                                                    (6,146,726)
                                                                          ------------
TOTAL STOCKHOLDERS' EQUITY                                                  15,932,054
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 17,335,113
                                                                          ============





See independent auditors' report and notes to financial statements


                                      (F2)

                         REZCONNECT TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2004
                                   (NOTE 12)



REVENUE
     Franchise fees                                                       $     97,506
     Franchise service and other fees                                          716,801
     Travel products and services                                            2,056,617
     Online travel income                                                      507,508
     Advertising and other                                                       2,571
     New RTA sales                                                             231,347
     Monthly membership and maintenance fees                                   248,092
     Printing and administrative service fees                                   54,569
                                                                          ------------
                                                                             3,915,011

LESS: RETURNS AND ALLOWANCES                                                    29,810
                                                                          ------------

TOTAL REVENUE                                                                3,885,201

OPERATING EXPENSES
     Commissions                                                             1,669,723
     Cost of travel services and products                                      930,519
     Depreciation and amortization                                              44,502
     Franchise services and products                                           153,035
     Marketing and selling                                                      96,595
     General and administrative                                              1,246,399
                                                                          ------------
TOTAL OPERATING EXPENSES                                                     4,140,773
                                                                          ------------

LOSS FROM OPERATIONS                                                          (255,572)

OTHER INCOME (EXPENSES)
     Loss from sales of short-term investments                                  (8,458)
     Interest and dividend income                                               38,096
     Interest expense                                                          (22,596)
                                                                          ------------
TOTAL OTHER INCOME                                                               7,042
                                                                          ------------

NET LOSS                                                                  $   (248,530)
                                                                          ============

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                $   (248,530)
                                                                          ============

LOSS PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                             12,135,602
                                                                          ============

     BASIC AND DILUTED LOSS PER SHARE                                     $      (0.02)
                                                                          ============





See independent auditors' report and notes to financial statements


                                      (3)

                         REZCONNECT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2004
                                   (NOTE 12)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $   (248,530)
   Adjustments to reconcile net loss to net cash
       used by operating activities:
           Depreciation and amortization                                        37,999
           Provision for losses on accounts receivable                          60,948
           Loss from sales of short-term investments                             8,458
           Changes in assets and liabilities:
               Accounts receivable                                            (188,737)
               Prepaid expenses and other current assets                       (15,312)
               Security deposits and other assets                               (2,673)
               Accounts payable and accrued expenses                            95,804
               Deferred revenue                                               (613,938)
                                                                          ------------
NET CASH USED BY OPERATING ACTIVITIES                                         (865,981)

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of computer software                                      (35,947)
           Principal payments received on notes and loans                      316,139
           Proceeds from sales of short-term investments                       554,804
           Purchases of short-term investments                                (359,438)
                                                                          ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      475,558

CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from issuance of long-term debt                            117,084
           Proceeds from issuance of common stock                                  666
           Proceeds from contributions to capital                              235,404
                                                                          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      353,154
                                                                          ------------

NET DECREASE IN CASH                                                           (37,269)

CASH, BEGINNING OF YEAR                                                         62,718
                                                                          ------------

CASH, END OF YEAR                                                         $     25,449
                                                                          ============


Supplemental disclosure of cash flow information:
Interest paid during the year                                             $     22,596

Supplemental schedule of noncash investing and financing activities:
The Company acquired all of the common stock of YourTravelBiz.com, Inc. in exchange for capital stock valued at $15,257,445. In conjuction with the acquisition, assets of $82,218 were acquired and liabilities of $760,891 were assumed.





See independent auditors' report and notes to financial statements


                                      (F4)

                         REZCONNECT TECHNOLOGIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2004
                                   (NOTE 12)

                                  Series B Convertible                                  Additional
                                     Preferred Stock            Common Stock              Paid-In      Accumulated
                                -----------------------   --------------------------
                                   Shares       Amount      Shares          Amount        Capital        Deficit         Total
                                -----------    --------   ------------   -----------  ------------    ------------     -----------

BALANCE AT DECEMBER 31, 2003
      (AS ORIGINALLY REPORTED)            -    $      -    10,462,983    $    10,462  $   6,439,863   $ (5,763,256)    $   687,069

PRIOR PERIOD ADJUSTMENT                   -           -       417,000            418        134,522       (134,940)              -
                                -----------    --------   -----------    -----------  -------------   ------------     -----------

BALANCE AT DECEMBER 31, 2003
      (AS RESTATED)                       -           -    10,879,983         10,880      6,574,385     (5,898,196)        687,069

COMMON SHARES ISSUED FOR
   SERVICES                              -            -       166,142            166        121,504              -         121,670

ISSUANCE OF COMMON SHARES
  TO OFFICERS                            -            -       500,000            500        113,900              -         114,400

SHARES EXCHANGED IN MERGER
  WITH YOURTRAVELBIZ.COM, INC.   4,092,376        4,092     7,430,000          7,430     15,245,923              -      15,257,445

NET LOSS                                 -            -             -              -              -       (248,530)       (248,530)
                                -----------    --------   -----------    -----------  -------------   ------------     -----------

BALANCE AT DECEMBER 31, 2004     4,092,376     $  4,092    18,976,125    $    18,976  $  22,055,712   $ (6,146,726)   $ 15,932,054
                                ===========    ========   ===========    ===========  =============   ============     ===========






See independent auditors' report and notes to financial statements





                                      (F5)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - NATURE OF OPERATIONS

Rezconnect Technologies, Inc. (the "Company") was incorporated in the State of New York on December 4, 1981 under the original name of Playorena, Inc. The Company is a franchisor of traditional "brick and mortar" travel agencies as well as internet-based travel-related services and technology offering proprietary reservation systems for the travel and entertainment industry. The Company is also a full-service provider of discount travel products and services to the leisure and small business traveler. The Company operates under various trade names, including "Your Travel Biz", "YTBnet.com", "Travel Network", "Global Travel Network" and "Travel Network Vacation Central", as well as internet websites "Bookmytravel.com", "REZconnect.com" and "RezCity.com". The Company maintains its corporate headquarters in the State of New Jersey and currently provides services to customers located throughout the United States, with the expectation of doing business worldwide in 2005.

On December 8, 2004, the Company acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. ("YTB"), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under New York State law and the reorganization provisions of the Internal Revenue Code. This acquisition, recorded at a total value of $15,257,445, was effected through an exchange of equity interests, with the Company exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB (see Note 11). Each share of such Series B convertible preferred stock was converted into one share of common stock on January 9, 2005 following the re-incorporation of the Company and corresponding increase in its number of authorized shares, as described below.

On January 4, 2005, subsequent to the New York merger between the Company and YTB, the assets of this combined entity were assigned respectively to three newly-organized Delaware corporations, respectively YourTravelBiz.com, Inc., Rezconnect Technologies, Inc. and YTB Travel Network, Inc., each of which becoming wholly-owned subsidiaries of the Company on that date.

Further, on January 4, 2005 the Company re-incorporated in the State of Delaware by means of a "downstream merger" between the Company and a Delaware corporation named YTB International, Inc. The Company then changed its name to YTB International, Inc. and increased the number of its authorized common shares to 50,000,000, while maintaining the same 5,000,000 authorized preferred shares. As a consequence of this Delaware merger and associated re-incorporation, YTB
International, Inc. became the successor to the Company and to the Company's three subsidiaries, YourTravelBiz.com, Inc. (Delaware), Rezconnect Technologies, Inc. (Delaware), and YTB Travel Network, Inc. (Delaware), with each subsidiary becoming a wholly-owned subsidiary of YTB International, Inc. on January 4, 2005.



                        See independent auditors' report

                                       (F6)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - NATURE OF OPERATIONS (CONTINUED)

Each of the three aforementioned operating subsidiaries was formed to divide the Company's operations into three basic divisions. The YourTravelBiz.com, Inc. division focuses on referral marketing to potential representatives. The Rezconnect Technologies, Inc. division builds on-line reservation systems using proprietary patent pending applications for suppliers within the travel industry. The YTB Travel Network, Inc. division is a travel agency which books travel transactions, collects payments and licensing fees, and pays out commissions.

All of the Company's franchised operations are independently owned and operated. All sales of travel products by the Company are made through its independent agencies and franchisees, or through its interactive websites. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

The Company is also engaged in the business of wholesale travel, providing products and services to its franchisees which are obtained from tour operators and cruise lines. The Company also operates as a retail travel agency.

The Company had signed an exclusive 20-year management agreement with YTB in 2002 to provide travel website hosting, which was modified as part of the Company's acquisition of YTB. Under the terms of the modified agreement, fees remain billable and are recorded as intra-company transactions.

In recent years, the Company began shifting its operations away from franchising in order to concentrate on developing its internet travel agency business. The Company's investments in software and technology are directed towards the enhancement of its online travel agency.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------
The financial statements include the income and expense account activity of YourTravelBiz.com, Inc. from the date of acquisition (December 8, 2004) to December 31, 2004 (see Notes 1 and 12).

Basis of accounting
-------------------
The financial statements have been prepared in accordance with generally accepted accounting principles, using the accrual method. Accordingly, revenues are recorded in the period in which they are earned and expenses are recorded in the period in which they are incurred.




                        See independent auditors' report

                                       (F7)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to the recoverability of capitalized software costs and receivables generated from advertising sales.

Revenue recognition
-------------------

Franchise fees
--------------
Payment of an initial franchise fee, which is due upon the execution of a franchise agreement, can be in the form of cash, notes or a combination thereof. Revenue is deferred until all material conditions prior to the opening of a franchised business have been satisfied and all substantial doubts of collectibility have been eliminated, which is usually upon the receipt of payment.

As of December 31, 2004, the Company has recorded a reserve against its notes receivable, and corresponding deferred revenue balance, for approximately $237,268 due to non-collection of balances in previous years.

Travel products and services
----------------------------
Commissions earned from the sales of travel products and services are recognized when earned. Revenues earned from all other sales of travel and related products, where the Company is the credit card merchant of record, are recorded when earned at their aggregate retail value. Cancellations have not historically been material.

Advertising and other
---------------------
Advertising, franchise service fees and other revenues are recognized as they become payable. Other revenue consists primarily of travel related income from the operation of the Company's retail travel service and certain earned commissions.

Online travel income
--------------------
Online travel income is recognized when earned. Income is recorded on a monthly basis based on the number of websites hosted.

Other online income
-------------------
YourTravelBiz.com, Inc., the entity acquired by the Company on December 8, 2004, generates revenue from the selling of online travel agencies, and from providing maintenance and training services to the new business owners of such online travel agencies. These online revenues are generated from new referred travel agency ("RTA") sales and existing RTA membership fees.


                        See independent auditors' report

                                       (F8)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of credit risk
----------------------------
The Company is subject to credit risk through its cash, trade receivables, short-term investments and notes payable. Credit risk with respect to cash is minimized, as the Company maintains deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund to minimize credit risk.

Financial instruments
---------------------
The Company's financial instruments include cash, trade receivables, and current maturities of notes receivable and payable, for which carrying amounts approximate fair value due to the relatively short maturity of these instruments. The carrying value of the Company's short-term investments approximates fair value based on quoted market prices.

Cash and cash equivalents
-------------------------
Cash and cash equivalents include all highly-liquid investments with original maturities of three months or less when purchased.

Property, equipment and depreciation
------------------------------------
Property and equipment is stated at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed by use of the double-declining method for both reporting and income tax purposes. Expenditures for maintenance and repairs are expensed as incurred, while renewals and improvements that extend the useful life of an asset are capitalized.

Investments in marketable securities
------------------------------------
The Company has adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which requires certain investments to be classified into the following three categories: held-to-maturity (recorded at amortized cost), available-for-sale (recorded at fair market value), and trading (recorded at fair market value).

The Company classifies its marketable equity securities as "available-for-sale" securities. Realized gains and losses, determined using the first-in, first-out
(FIFO) method, are included in earnings; unrealized holding gains and losses are reported as other comprehensive income in the stockholders' equity section of the balance sheet.








                        See independent auditors' report

                                       (F9)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and other intangible assets
------------------------------------
Goodwill, which is the excess of cost over the fair value net assets acquired in a business combination, as well as other intangible assets, are stated at historical cost less accumulated amortization. Goodwill had been amortized on a straight-line basis over a five-year period until the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Pursuant to this financial accounting standard, amortization of goodwill has been discontinued for financial accounting reporting purposes, but is instead tested for impairment on an annual basis.

Advertising costs
-----------------
Pursuant to the provisions of Statement of Position ("SOP") No. 93-7 issued by the American Institute of Certified Public Accountants, the Company expenses advertising costs as incurred.

Adoption of other accounting pronouncements
-------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 supersedes the accounting and reporting requirements under APB Opinion No. 16, "Business Combinations", by requiring that only the "purchase method" be used to account for business combinations. More specifically, SFAS No. 141 discusses the application of the purchase method as it relates to a business combination effected through an exchange of equity interests. Accordingly, the provisions of SFAS No. 141 have been adopted and employed by the Company in connection with its merger with YourTravelBiz.com, Inc. on December 8, 2004, as described in Note 1.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" - an Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date, and applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operations or financial position of the Company.




                        See independent auditors' report


                                      (F10)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of other accounting pronouncements (continued) In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts modified or entered into after September 30, 2003, and for hedging relationships designed after September 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires entities to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning with the second quarter of fiscal year 2004; the Company does not believe that the adoption of SFAS No. 150 will have a material impact on its financial statements.

Accounts and notes receivable
-----------------------------
The Company reflects both accounts and notes receivable at their outstanding principal balances as of the balance sheet date, as adjusted by any charge-offs or allowances. In 2004 the Company recorded an allowance against its notes receivable and corresponding deferred revenue balances due from franchisees. During the year ended December 31, 2004, the Company reported an additional $44,543 of notes receivable from new franchisees.

Profit-sharing plan
-------------------
The Company sponsors a profit-sharing plan, which is a defined contribution pension plan, for all eligible employees. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors. Employees may make voluntary contributions, subject to statutory limitations. The Company elected to make no contribution for the year 2004.

Comprehensive income
--------------------
The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components.



                        See independent auditors' report

                                      (F11)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation
------------------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) requires that companies with stock-based compensation plans recognize compensation expense based on the "fair value" accounting method, or to apply the "intrinsic value" method provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and to disclose pro forma net income assuming the fair value method had been applied.

The Company has elected to adopt the disclosure-only provisions of SFAS 123 and, accordingly, computes compensation expense for employees as prescribed by APB
25. Under APB 25, compensation cost, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. For stock options granted to non-employees, expense is measured based upon the fair value method prescribed by SFAS 123.

During 2004, the Company issued 900,000 shares of common stock to its CFO as additional compensation to cover the shortfall between the actual salary paid and the compensation amount pursuant to the employment agreement. Such stock compensation covered periods served by the CFO for the Company during the years 2001 to 2004.

Earnings (loss) per share
-------------------------
Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and by the conversion of preferred stock where their exercise or conversion would be dilutive. For the year ended December 31, 2004, the effects any assumed exercise of stock options on the 2004 loss per share would be anti-dilutive and, therefore, are not included in the calculation of the Company's loss per common share for the year ended December 31, 2004.

However, the 4,092,376 shares of the Company's Series B convertible preferred stock that were issued on December 8, 2004 (and subsequently converted into common shares on January 9, 2005) were considered to be common stock equivalents on the date of original issuance. Accordingly, all 4,092,376 shares of the Company's Series B convertible preferred stock have been included in the calculation of the Company's loss per common share for the year ended December 31, 2004.




                        See independent auditors' report

                                      (F12)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized software costs
--------------------------
Pursuant to SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes certain costs incurred during an internal use software development project, including costs related to applications, infrastructure, and graphics development for the Company's websites. Capitalized costs consist of the cost of the software license agreement (Note 3), and certain external direct costs of materials and licensor provided services incurred in developing the software for its specific applications. Capitalized software costs are being amortized over their expected useful life of thirty-six months.

NOTE 3 - SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS

During 2004, the Company acquired a software license right to conduct its online franchise business. The total cost of this software license right was $45,000. The Company has been given the option to make installment payments of $9,000 per year for five years. The cost of this software license will be amortized through its five-year life. During August 2004, the Company acquired a new software right in the amount of $3,612. The cost of this software right will be amortized over its expected useful life of thirty-six months.

NOTE 4 - LONG-TERM DEBT

On January 11, 2002, as a result of the events of September 11, 2001, the Company borrowed $324,500 from the United States Small Business Administration ("SBA") under its disaster relief program. Payments were to have commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company's chief executive officer and is collateralized by accounts receivable and property and equipment of the Company.

Minimum principal payments of long-term debt as of December 31, 2004 are as follows:

       Year ending
       December 31,                      Amount
       ------------                      ------

         2005                       $    19,532
         2006                            20,328
         2007                            21,156
         2008                            22,018
         2009                            22,915
         Thereafter                     196,804
                                        -------

         Total                      $   302,753
                                        =======


                        See independent auditors' report



                                      (F13)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 5 - SHORT-TERM OBLIGATIONS

The Company assumed the following short-term debt upon the acquisition of its acquired entity on December 8, 2004:

------------------------------------------------- ------------------------------
6.25% promissory note in connection with vehicle
 purchase.  Interest and principal are payable in
 monthly installments of $1,000 for 12 months,
 due February 28, 2005.                                            $  44,254

------------------------------------------------- ------------------------------
6.25% promissory note in connection with vehicle
 purchase.  Interest and principal are payable
 in monthly installments of $1,000 for 12 months,
 due March 4, 2005.                                                   58,088
                                                                     -------
------------------------------------------------- ------------------------------

------------------------------------------------- ------------------------------
   Total                                                           $ 102,342
                                                                     =======
------------------------------------------------- ------------------------------

Other Short-term Debt

During December 2004, the Company ratified an agreement with an investor to raise $100,000 of additional capital stock through a private placement memorandum ("PPM") which is expected to take place during February 2005. The investor has paid upfront for this PPM offering. The Company, therefore, incurred a liability due to this investor in the amount of $100,000 as of December 31, 2004. The note will be due upon the completion of PPM and contains no stated interest.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases
------
The Company is obligated under an operating office lease, renewed in 2003 and extended until April 30, 2008, to pay minimum annual rentals, currently at $44,000 per year plus real estate taxes and operating cost charges.

In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The Company has also entered into sub-lease agreements with franchisees at many of these Wal-Mart locations.

The Company has an option to renew both the leases with Wal-Mart and the subleases with the franchisees for a two-year period and, additionally, for three one-year periods.





                        See independent auditors' report


                                      (F14)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (continued)
------------------

Following is a summary of net rental income for the year ended December 31, 2004:

      Sublease rental income                         $  160,863
      Less: minimum rental expense                      138,565
                                                        -------

         Net rental income                           $   22,298
                                                       ========


Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having initial terms in excess of one year, are as follows:


        Year ending
       December 31,             Headquarters           Wal-Mart Locations
       ------------             ------------           ------------------

         2005                   $   46,800                 $ 147,876
         2006                       46,860                   147,876
         2007                       46,920                   147,876
         2008                       15,600                   147,876
                                ----------                 ---------

         Total                  $  156,180                 $ 591,504
                                ==========                 =========

The minimum future rental obligation will be reduced by approximately $12,323 of monthly sublease rentals to be received in the future under non-cancelable subleases.

Other Lease
-----------
The Company assumed a lease of its acquiree for copy machines under non-cancelable operating leases expiring in various years through 2006. Future minimum payments under such leases in excess of one year are approximated as follows:

             Year ending
            December 31,                              Amount

                  2005                                $  7,914
                  2006                                   7,914
                                                      --------

                  Total                               $ 15,828
                                                      ========




                        See independent auditors' report

                                      (F15)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings
-----------------
The Company is involved in legal proceedings incurred in the normal course of business. At December 31, 2004, in the opinion of management, there are no proceedings that would have a material effect on the financial position of the Company if adversely decided.

Employment Agreement
--------------------
During 2000, the Company entered into a five-year employment agreement with its Chief Executive Officer ("CEO"). Pursuant to this agreement, the CEO is paid an annual base salary of $200,000, with an increase of 6% per year, plus a bonus incentive equal to 10% of all initial franchise fees earned by the Company. This agreement was cancelled upon the Company's merger with YTB on December 8, 2004 (see Note 1), at such time a new five-year employment agreement with the CEO was executed. According to the new agreement, the CEO is paid an annual base salary of $240,000, with an increase of 6% per year. In addition, the agreement provides the CEO with certain rights in the event of a change in control of the Company.

During December 2004, the Company entered into an agreement with an investor to raise an additional $2,000,000 of capital with a condition to subordinate its SBA loan of approximately $300,000 to YTB. Such loan was executed and subordinated on February 7, 2005.

NOTE 7 - STOCK OPTIONS
                                                                   Weighted-
                                                                   Average
                                                  Options         Exercise Price
                                                  -------         --------------

Outstanding at January 1, 2004                    475,000           $   1.08
  Granted                                            -                    -
  Exercised                                          -                    -
  Forfeited/Cancelled                             -------           --------
Outstanding at December 31, 2004                  475,000           $   1.08
                                                  =======           ========

A summary of stock options outstanding and exercisable as of December 31, 2004 are as follows:

--------- ----------- --------------- --------------- ----------- --------------
                          Options      Outstanding       Options   Exercisable
--------- ----------- --------------- --------------- ----------- --------------
                         Weighted-      Weighted-                   Weighted-
Exercise     Number       Average        Average        Number       Average
  Price   Outstanding Remaining Life  Exercise Price  Exercisable Exercise Price
--------- ----------- --------------- --------------- ----------- --------------
--------- ----------- --------------- --------------- ----------- --------------
$1.00      410,000       5 Years          $1.00          351,000      $1.00
--------- ----------- --------------- --------------- ----------- --------------
$2.00       65,000       5 Years          $2.00           45,000      $2.00
--------- ----------- --------------- --------------- ----------- --------------




                        See independent auditors' report


                                      (F16)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 7 - STOCK OPTIONS (CONTINUED)

The fair value of the options granted for the year ended December 31, 2004 was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:


Risk free interest rate                                 5.00%
Expected volatility                                   100.00%
Expected remaining lives                                2
Expected dividend yield                                -0-


Merger-related items
--------------------
Former members of a limited liability company that was a predecessor to the Company were previously entitled to preferential distributions of $258,000. The Company issued approximately 1,172,000 shares of its common stock in April 2003 in payment of these preferential distributions.

NOTE 8 - INCOME TAXES

As a result of the Company's operating loss in 2004, and loss carryforwards available in 2004, there is no provision for current income taxes. In addition, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce any deferred tax assets to their net realizable amounts if, based on the weight of evidence, it is more likely than not that all or some portion of such deferred tax assets will not be realized. As of December 31, 2004, the Company is uncertain if it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been established as a reserve against the Company's deferred tax assets and, therefore, no deferred income tax credits have been recognized in the statement of operations for the year ended December 31, 2004.

NOTE 9 - RELATED PARTY TRANSACTIONS

Through the year ended December 31, 2004, the Company incurred consulting fees for services provided by an entity owned by the Company's chief executive officer, who is a significant shareholder of the Company. These fees totaled approximately $23,000 for the year ended December 31, 2004. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.

NOTE 10 - SEGMENT INFORMATION

The Company operated in the following three business segments in 2004: providing and selling management services within the travel industry, including franchising activities, developing and commercializing internet-based technology programs and on-line travel store services.


                        See independent auditors' report


                                      (F17)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 10 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate items not specifically allocated to the segments.

---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
                                Franchise and          Internet
        Year Ended             Travel- Related        Technology       Online Travel-
     December 31, 2004            Management            Program        Store Services        Other            Total
                                   Services
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Revenues                     $  2,870,924          $   479,439        $ 507,508         $   57,140        $ 3,915,011
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Segment profit (loss)        $   (585,070)         $  (100,556)       $ 469,509         $  (39,455)       $  (255,572)
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Total assets                 $  1,246,360          $    79,514              -           $   73,121        $ 1,398,995
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Capital expenditures                    -          -                  $  45,000                -          $    45,000
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Depreciation and
amortization                            -                    -        $  (38,714)       $   (5,788)       $   (44,502)
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Interest income                         -                    -               -          $   38,096        $    38,096
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------

NOTE 11 - BUSINESS COMBINATION

As described more fully in Note 1, a business combination structured as a statutory merger took place between the Company and YourTravelBiz.com, Inc. ("YTB") on December 8, 2004. This merger was accounted for by the Company under the "purchase method", as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. In exchange for all of the outstanding common stock of YTB, the Company issued capital stock valued at
$15,257,445 (total cost) to the stockholders of YTB. The total cost of this acquisition was allocated based upon the estimated fair values of the identifiable assets acquired and the fair values of the liabilities assumed at the date of acquisition. The total cost of this acquisition exceeded the fair value of the net assets acquired and liabilities assumed by $15,936,118, which was recorded as "goodwill". In accordance with SFAS No. 142, goodwill resulting from this acquisition has been recognized, but will not be amortized. This value representing goodwill will instead be tested for impairment on an annual basis.

Following is a summary of the  allocated  cost of the Company's  acquisition  of
YTB:


                                                                      Asset
                                                                   (Liability)
                                                                   -----------
                   Property and equipment                      $       73,121
                   Computer software                                    9,097
                   Short-term debt                                   (102,342)
                   Accounts payable and accrued expenses             (658,549)
                   Goodwill                                        15,936,118
                                                                   ----------
                   Allocation of total cost of acquisition     $   15,257,445
                                                                   ==========


                        See independent auditors' report



                                      (F18)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 11 - BUSINESS COMBINATION (CONTINUED)

Management's primary reasons for acquiring YTB include the long-lasting business relationship between the two companies, with YTB being the primary customer of the Company. In addition, it was, and continues to be, management's belief that there is a larger growth-potential for YTB, a referral-marketing company, by combining the two companies via a merger.

Goodwill in the amount of $15,936,118 was recognized as part of the acquisition cost because nearly all of the assets acquired were intangible in nature. The estimated fair value of the identifiable assets acquired totaled $82,218.

The basis and method for determining the total acquisition cost of $15,257,445 included the following factors:

          o   YTB's customer-base and related revenue stream.
          o   YTB's operating system.
          o The number of representatives on YTB's sales force and related "rep" agreements.
          o The estimated value of YTB, based primarily on the above-listed factors, in comparison to the market value of the Company.

The amount of goodwill to be amortized and deducted for tax purposes for the year ended December 31, 2004 is expected to be $88,534, which is based on current tax law that mandates use of the straight-line method over a period of 15 years. Annual tax amortization is expected to be $1,062,408 each year thereafter, until fully amortized.

SFAS No. 141 requires the identification of the acquiring entity in a business combination. In this transaction effected through the exchange of equity interests, the Company (i.e., Rezconnect Technologies, Inc.) has been identified as the acquiring entity. Following are among the most pertinent facts and circumstances considered in the identification of the Company as the "acquiring entity" which, moreover, provides the rationale for the position taken that this transaction does not constitute a "reverse acquisition" as addressed in SFAS No. 141:

          o Day-to-day control continues to reside in the Company with its Chief Executive Officer ("CEO").
          o The Company's asset value constitutes more than 50% of the resulting total assets of the combined entity.
          o The CEO of the Company has convened and conducted each meeting of The Board of Directors that has occurred both before and after the merger.
          o The CEO of the Company continues to often be the sole signatory on filings with the Securities and Exchange Commission (SEC) and other documents.
          o The CEO of the Company initiated and structured the merger with YTB.
          o Most funding and structuring initiatives continue to reside with the Company's CEO.


                        See independent auditors' report

                                      (F19)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 11 - BUSINESS COMBINATION (CONTINUED)

          o  The Company has provided funding to YTB prior to the merger.
          o The SEC reporting address and day-to-day operations emanate from the Company's New Jersey headquarters.


NOTE 12 - ACTIVITY OF ENTITY ACQUIRED IN BUSINESS COMBINATION

Included in the accounts of the Company for the year ended December 31, 2004 is the income and expense activity of YourTravelBiz.com, Inc. ("YTB"), the entity acquired via the statutory merger described in Note 1, from the date of acquisition (December 8, 2004) to December 31, 2004. Following is a summary of such activity:

     Total revenue                                                  $  504,198

     Total operating expenses (except depreciation and amortization)  (550,185)
     Total other income and expenses (net)                              (3,039)
                                                                    -----------
      Net loss of YTB included in the accounts of the Company       $  (49,026)
                                                                    ===========


NOTE 13 - PRIOR PERIOD ADJUSTMENT

Reclassification   adjustments,   reflected  in  the  statement  of  changes  in
stockholders' equity, have been made to the following beginning equity account balances at January 1, 2004:

      Increase in value of common stock issued                      $      418
      Increase in amount of additional paid-in capital                 134,522
      Further decrease in accumulated deficit balance                 (134,940)
                                                                    ----------
       Net equity effect                                            $      -0-


NOTE 14 - SUBSEQUENT EVENTS

As more fully described in Note 1, subsequent to the December 8, 2004 merger between the Company and YourTravelBiz.com, Inc., the assets of this combined entity were assigned to three newly-formed, wholly-owned subsidiary corporations on January 4, 2005. Further, on January 4, 2005, the Company re-incorporated in the State of Delaware by means of a downstream merger with YTB International, Inc. Concurrent with this re-incorporation, the Company changed its name from Rezconnect Technologies, Inc. to YTB International, Inc. and increased the number of its authorized common shares to 50,000,000 on that same date. As a consequence of this Delaware merger and associated re-incorporation, YTB
International, Inc. became the successor to the Company and its three subsidiaries on January 4, 2005. (See Note 1).

                        See independent auditors' report

                                      (F20)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

Also during January 2005, a total of $2,000,000 was received from a prospective investor. This amount was initially deposited into an escrow fund on behalf of YTB International, Inc. (YTBL), pursuant to a funds escrow agreement by and between the YTBL investor, the prospective investor, and the fund's escrow agent. The funds were subsequently released to the Company also during January 2005.

As  described  in Note 1, each share of the  4,092,376  shares of the  Company's
Series B convertible preferred stock was converted into one share of common stock as of January 9, 2005.



















                        See independent auditors' report

                                      (F21)

                          REZCONNECT TECHNOLOGIES, INC.

                         PRO FORMA FINANCIAL INFORMATION

                          YEAR ENDED DECEMBER 31, 2004

                                   (UNAUDITED)

                          REZCONNECT TECHNOLOGIES, INC.
                   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)



INTRODUCTION TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

On December 8, 2004, Rezconnect Technologies, Inc. (the "Company") acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. ("YTB") in a business combination structured as a statutory merger. This acquisition was effected through an exchange of equity interests at a recorded cost of $15,257,445 to the Company. Rezconnect Technologies, Inc. was identified as the acquiring entity. The Company exchanged 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB.

The following unaudited pro forma consolidated statement of operations for the year ended December 31, 2004 gives effect to the Company's acquisition of YTB and reflects the results of YTB's operations as if the acquisition had occurred and been completed as of January 1, 2004.

The acquisition of YTB was accounted for by the Company under the "purchase method", as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The total cost of this acquisition exceeded the fair value of the net assets acquired and liabilities assumed by $15,936,118, which was recorded as "goodwill". In accordance with SFAS No. 142, goodwill resulting from this acquisition has been recognized as an asset, but will not be amortized for financial reporting purposes. Instead, the recorded value of goodwill will be tested for impairment on an annual basis.

Following is a summary of the  allocated  cost of the Company's  acquisition  of
YTB:

                                                                        Asset
                                                                    (Liability)
                                                                    -----------
     Property and equipment                                   $        73,121
     Computer software                                                  9,097
     Short-term debt                                                 (102,342)
     Accounts payable and accrued expenses                           (658,549)
     Goodwill                                                      15,936,118
                                                                   ----------
        Allocation of total cost of acquisition               $    15,257,445
                                                                   ==========

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2004 does not represent the results of operations of the Company for any future date or period. Actual future results could be materially different from these pro forma results. This unaudited pro forma financial statement should be read in conjunction with the audited financial statements of the Company and management's related discussion and analysis of financial condition and results of operations included in Form 10-K for the year ended December 31, 2004.

                   See notes to pro forma financial statements



                                      (F22)


                         REZCONNECT TECHNOLOGIES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2004
                                  (UNAUDITED)




                                                              Rezconnect
                                                             Technologies,     YourTravel-         Pro forma        Pro forma
                                                              Inc.              Biz.com, Inc.       Adjustments    Consolidated
                                                          --------------     --------------------------------------------------

REVENUE
     Franchise fees                                     $        97,506    $              -    $            -    $      97,506
     Franchise service and other fees                           716,801                   -                 -          716,801
     Travel products and services                             2,056,617                   -                 -        2,056,617
     Online travel income                                       507,508                   -                 -          507,508
     Advertising and other                                        2,571                   -                 -            2,571
     New RTA sales                                              231,347           3,296,701                          3,528,048
     Monthly membership and maintenance fees                    248,092           3,535,302                          3,783,394
     Printing and administrative service fees                    54,569             777,614                            832,183
                                                          --------------     ---------------     -------------     ------------
                                                              3,915,011           7,609,617                 -       11,524,628

     Less: returns and allowances                                29,810             424,795                            454,605
                                                          --------------     ---------------     -------------     ------------

TOTAL REVENUE                                                 3,885,201           7,184,822                 -       11,070,023

OPERATING EXPENSES
     Commissions                                              1,669,723           4,984,429                          6,654,152
     Cost of travel services and products                       930,519                   -                 -          930,519
     Depreciation and amortization                               44,502              92,660           (75,637)(a)       61,525
     Franchise services and products                            153,035                   -                 -          153,035
     Marketing and selling                                       96,595                   -                 -           96,595
     General and administrative                               1,246,399           2,756,542                          4,002,941
                                                          --------------     ---------------     -------------     ------------
TOTAL OPERATING EXPENSES                                      4,140,773           7,833,631           (75,637)      11,898,767
                                                          --------------     ---------------     -------------     ------------

LOSS FROM OPERATIONS                                           (255,572)           (648,809)           75,637         (828,744)

OTHER INCOME (EXPENSES)
     Loss from sales of short-term investments                   (8,458)                  -                 -           (8,458)
     Interest and dividend income                                38,096               7,261                             45,357
     Interest expense                                           (22,596)            (50,562)                           (73,158)
                                                          --------------     ---------------     -------------     ------------
TOTAL OTHER INCOME (EXPENSES)                                     7,042             (43,301)                -          (36,259)
                                                          --------------     ---------------     -------------     ------------

NET LOSS                                                $      (248,530)   $       (692,110)   $       75,637    $    (865,003)
                                                          ==============     ===============     =============     ============


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                                       $    (865,003)
                                                                                                                   ============

LOSS PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                                                     12,135,602
                                                                                                                   ============

     BASIC AND DILUTED LOSS PER SHARE                                                                              $     (0.07)
                                                                                                                   ============








                                      (F23)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                          YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)

The accounts of YourTravelBiz.com, Inc. ("YTB") include its income and expense activity for the period January 1, 2004 through December 7, 2004. The activity of YTB from the date of acquisition (December 8, 2004) through December 31, 2004 is included in the pro forma results of operations of Rezconnect Technologies, Inc.

      1. The following pro forma adjustments summarize the adjustments made to the pro forma statements of operations for the year ended December 31, 2004:

      (a) The depreciation and amortization adjustments reflect these expenses as if the acquisition of property and equipment had occurred and been completed as of January 1, 2004. Depreciation and amortization are computed by use of the straight-line method over the following estimated useful lives of the related assets:

                  Vehicles                                       5 years
                  Equipment                                      5 to 7 years
                  Furniture and fixtures                         7 years
                  Computer software                              3 years

          Allocation of the purchase price of the property and equipment acquired is as follows:

                                           Allocated               Allocated
                  Asset                   Percentage               Amount

                  Vehicles                    59%                $     48,508
                  Equipment                   20%                      16,444
                  Furniture and fixtures      10%                       8,222
                  Computer software           11%                       9,044
                                            -----                    --------

                                 Total       100%                $     82,218
                                            ====                     ========

              Charges to depreciation and amortization expense as if the acquisition of YourTravelBiz.com, Inc. had occurred and been completed as of January 1, 2004 are as follows:

                                           Estimated     Depreciation/
                                          Useful Life    Amortization
                   Asset                    (years)        Expense

                  Vehicles                     5                     $  9,702
                  Equipment                 5 to 7                      3,131
                  Furniture and fixtures       7                        1,175
                  Computer software            3                        3,015
                                                                      -------
                                 Total                               $ 17,023
                                                                     ========

                   See notes to pro forma financial statements



                                      (24)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                          YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)



 (a) Depreciation and amortization adjustments (continued)
         -----------------------------------------------------

     Depreciation and amortization expense as if the acquisition of YourTravelBiz.com, Inc. had occurred and been completed
     as of January 1, 2004 (as calculated on the preceding page)    $  17,023

     Amount recorded by YourTravelBiz.com, Inc.                        92,660
                                                                     --------

            Total depreciation and amortization adjustments         $ (75,637)
                                                                     =========

     The negative depreciation and amortization adjustment calculated above occurred as the result of pre-merger accelerated depreciation methods used by YourTravelBiz.com, Inc. The pro forma depreciation and amortization is calculated by use of the straight-line method for all assets acquired.


 (b) Revenue adjustments
     -------------------

     Following   is   a   composition   of   the   total   revenue   of
     YourTravelBiz.com, Inc. for the period December 8, 2004 to December 31, 2004 that is included in the pro forma results of operations of Rezconnect Technologies, Inc.:

         New RTA sales                                           $    231,347
         Monthly membership and maintenance fees                      248,092
         Printing and administrative service fees                      54,569
                                                                    ---------
                                                                      534,008
             Less: returns and allowances                             (29,810)
                                                                    ---------

                  Total revenue adjustments                     $     504,198
                                                                    =========


 (c) Operating expense adjustments
     -----------------------------

     Following represents operating expenses (other than depreciation and amortization) of YourTravelBiz.com, Inc. for the period December 8, 2004 to December 31, 2004 that are included in the pro forma results of operations of Rezconnect Technologies, Inc.:

         Commissions                                             $    349,784
         General and administrative                                   193,898
                                                                     --------

            Total other operating expense adjustments            $    543,682
                                                                     ========


          See notes to pro forma financial statements




                                      (f25)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                          YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)


(d) Other income and expense adjustments

     The following represents other (nonoperational) items of income and expense of YourTravelBiz.com, Inc. for the period December 8, 2004 to December 31, 2004 that are included in the pro forma results of operations of Rezconnect Technologies, Inc.:


         Investment income                                      $         509
         Interest expense                                              (3,548)
                                                                      -------
            Total other income and expense adjustments           $     (3,039)
                                                                      =======


2.       Recurring expenses

          Commission   expenses   are   incurred   and  paid  monthly  to  sales
          representatives   based  on  a  pre-determined   formula  based  on  a
          percentage of sales.

          The Company assumed a lease of its acquiree for copy machines under non-cancelable operating leases expiring in various periods through December 31, 2006. The lease payments are approximately $659.50 per month.


3.       Income taxes

          As a result of the Company's and the acquiree's year 2004 operating losses and loss carryforwards available in 2004, there is no provision for current income taxes. In addition, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce any deferred tax assets to their net realizable amounts if, based on the weight of evidence, it is more likely than not that all or some portion of such deferred tax assets will not be realized. As of December 31, 2004, the Company is uncertain if it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been established as a reserve against the Company's deferred tax assets and, therefore, no deferred income tax credits have been recognized in the pro forma statements of operations for the year ended December 31, 2004.







                   See notes to pro forma financial statements





                                      (F26)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                          YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)



4. Earnings (loss) per share

          Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and by the conversion of preferred stock where their exercise or conversion would be dilutive. For the year ended December 31, 2004, the effects any assumed exercise of stock options on the 2004 loss per share would be anti-dilutive and, therefore, are not included in the calculation of the Company's loss per common share for the year ended December 31, 2004.

          However, the 4,092,376 shares of the Company's Series B convertible preferred stock that were issued on December 8, 2004 (and subsequently converted into common shares on January 9, 2005) were considered to be common stock equivalents on the date of original issuance.
          Accordingly, all 4,092,376 shares of the Company's Series B convertible preferred stock have been included in the calculation of the Company's loss per common share for the year ended December 31, 2004.
























                   See notes to pro forma financial statements






                                      (F27)








Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        None

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
-------  -----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

Directors and Executive Officers

        Set forth below is certain information concerning the directors and executive officers:

Name                        Age      Position/Title
----                        ---      --------------


J. Lloyd Tomer               70      Chairman of the Board of Directors

Michael Y. Brent*            62      Director, Chief Executive Officer

Scott Tomer                  46      Director and President

Derek J. Brent*              33      Director and Secretary

Kim Sorensen                 54      Director and Vice President

Harold L.Kestenbaum*         55      Director
------------
      *The existing Members of the Company's Board of Directors have served since November 1989 (Michael Brent); December 1991 (Mr. Kestenbaum); and April 1995 (Derek Brent).


     Mr. Michael Y. Brent, Chief Executive Officer and a Director, graduated from the University of Miami in June 1965 with a Bachelor of Arts in administration and accounting. From July 1965 through 1974, he was a Director of Convention Sales, for his family, hotel business. From 1974 - 1981, Mr. Brent

                                      (11)
owned and operated his own travel company. In 1982, he helped start Travel Network, Ltd. (one of our predecessors) and served as Vice President until June 1989 when he became it's Chief Operating Office and a part owner. In 1994, Mr. Brent became our President and Chief Executive Officer.

     Mr. Derek J. Brent, a Director as well as Secretary, the son of Michael Y. Brent, graduated from the University of Maryland in June 1993 with a Bachelor of Business Administration and Accounting, majoring in accounting. He joined the Company's predecessor in May 1993, as sales consultant. In 1996, he became Director of Sales. On December 8, 2004 Mr. Derek Brent became Prsident of RezConnect Technologies, Inc.

     Mr. Harold Kestenbaum, Director, graduated from the University of Richmond School of Law in 1975, and is the Company's franchise and general counsel. Mr. Kestenbaum is engaged primarily in the independent practice of law, specializing In franchise and distribution law, representing franchisors only, both start-up and established from his Garden City, New York offices. He is, among other professional roles, a founding member of the New York State Bar Association's Franchising, Distribution and Licensing Law Section.

     Mr. J. Lloyd Tomer, Chairman of the Board of Directors, is a seasoned veteran of direct sales and marketing. After spending thirteen years in the ministry, he joined the A.L. Williams Company (now known as Primerica Financial Services) in January 1981. He achieved the level of Senior National Sales Director in 1985 and maintained that position through 2001. While at A.L. Williams he built a successful sales organization numbering in the thousands, whose combined life insurance sales was measured in the billions, with assets under management of $750 million. He sold his A.L. Williams business in January 2002 to devote his marketing expertise to YourTravelBiz.com. He attended Anderson College in Anderson, Indiana.

     Mr. Scott Tomer, a Director and President, worked with his father, Lloyd Tomer, at Primerica Financial Services from 1981-1993. Scott earned the level of National Sales Director at Williams and had the responsibility of field support and training for their sales force, where he trained over 2,000 sales personnel. He left the Williams organization to become a Certified Financial Planner, which he continued while specializing in real estate investing prior to co-founding YourTravelBiz.com in 2001.

     Mr. J. Kim Sorensen, a Director, brings to REZconnect Technologies, Inc. an extensive and successful business history. He has owned several businesses, and managed a multi-million dollar mixed real estate complex across from the Illinois state capital in Springfield. He was also a professional bowler and bowling proprietor from 1975-1980. He joined A.L. Williams in 1981 and earned the St. Vice President position in 1985. In 1990 Kim partnered with Lloyd Tomer to provide technical and management support for his growing sales organization through 2001. He is a co-founder of YourTravelBiz.com, and his expertise in computer technology has led to the development and management of many of the systems at YourTravelBiz.com.

     Mr. Ori Klein, Chief Technology Officer, a key independent contractor, has 5 years of experience in the conception, design and development of Internet solutions and 10 years of MIS experience. During the last several years, Mr. Klein worked for a major web development company of which REZconnect(R) was a significant client. Mr. Klein supervised and worked on our website and in the development of our web pages, infrastructure and menu-driven systems.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Exchange Act requires our executive officers, Directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2004.


Item 10.   Executive Compensation
-------   ----------------------

Director, Officer and Contract Manager Compensation

     All employees are paid a salary commensurate with their responsibility and position. Certain officers and contract managers are paid a bonus (see chart


                                      (12)
below) based on our results of operations and the respective employee's contribution there to. The following table sets forth certain information regarding compensation for the fiscal year ended December 31, 2004, and the two prior years, earned by or paid to our current Chief Executive Officer, other executive officers and directors (collectively the "Directors and Officers") and one independent contractor manager.



Directors and Officers     Fiscal Year           Salary        Bonus    Options
----------------------     -----------           ------        -----    -------

Michael Y. Brent                  2004         $236,000          N/A    200,000

                                  2003         $221,000          N/A    200,000

                                  2002         $152,000      $54,000    200,000

Derek J. Brent                    2004         $120,000         $N/A    100,000

                                  2003          $46,000       $5,000    100,000

                                  2002          $43,000       $3,000    100,000

Harold L. Kestenbaum              2004           $9,000          N/A     20,000

                                  2003           $9,000          N/A     20,000

                                  2002          $15,000          N/A     20,000

J. Lloyd Tomer                    2004               $0           $0          0

                                  2003               $0           $0          0

                                  2002               $0           $0          0

J. Kim Sorensen                   2004         $115,108           $0          0

                                  2003          $90,430           $0          0

                                  2002          $56,328           $0          0

J. Scott Tomer                    2004         $116,793           $0          0

                                  2003          $80,631           $0          0

                                  2002          $45,800           $0          0

Contract Managers

Ori Klein                         2004          $36,000            0          0

                                  2003          $36,000            0          0

                                  2002          $36,000            0          0



Employment Agreements

     We have entered into a long-term employment agreement with each of Mr. Michael Brent, Mr. J. Kim Sorensen, Mr. J. Scott Tomer and Mr. Derek Brent. All employment agreements expire December 31, 2009 and subject each officer to confidentiality provisions, as well as non-raid and non-compete provisions for an additional 2 years following termination of employment.

     Mr. Michael Brent receives a base annual salary of $240,000, increasing annually in $12,000 increments. Mr. Brent receives an override on the RTA sales and monthly fees generated by "representative position #1" of the YourTravelBiz.com sales organization equal to 16.69% of the monthly commissions and overrides earned by said position #1, paid monthly. Additionally, Mr. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. Mr. Brent receives a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the life of Mr. Brent in an amount equal to three times his annual base salary, payable to beneficiaries designated by him.

     Each of Messrs. Sorensen and Tomer receives a base annual salary of $120,000, increasing annually in $12,000 increments. They each receive an override on RTA sales and monthly fees generated by "representative position 2" of the yourtravelbiz.com sales organization equal to 50% of the monthly


                                      (13)
commissions and overrides earned by such representative position 2, paid monthly. Although Messrs. Sorensen and Tomer were not employed by the Company, for the entire fiscal year 2004, the amount of such override, which would have been received last year, was approximately $0.00 and is reasonably expected to be $60,000 for fiscal year 2005. Additionally, each of Messrs. Sorensen and Tomer receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. Sorensen and Tomer in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

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

     According to federal and state statutes, including the New York General Corporation Law, shareholders in a corporation have the right to bring class action suites in federal court to enforce their rights under federal securities laws. Shareholders who have management where the losses result from a violation of SEC rules. It should be noted, however, that it would be difficult to establish a basis for liability that we have not met these SEC standards. This is due to the broad discretion given the directors and officers of a corporation to act in our best interest.


Option/SAR Grants in Last Fiscal Year

     The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended December 31,2004.

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


                                      (14)

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company's capital stock as of the date hereof for (1) each person known by the Company to beneficially own more than 5% of each class of the Company's voting securities, (2) each executive officer, (3) each of the Company's directors and (4) all of the Company's executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. The table also presents the number of votes each person is entitled to cast on any matter submitted to a vote of the holders of Common Stock. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 560 Sylvan Avenue, Englewood, NJ 07632.
                                                         Series B

                        Common Stock(1)                  Stock(1)(2)     Voting Power
Name                    Number         Pct.      Number     Pct          Number     Pct.
Michael Y. Brent        5,103,032     10.21%       0        --        5,103,032    10.21%
Derek Brent             1,120,234      2.24%       0        --        1,120,234     2.24%
Harold Kestenbaum          20,454      0.04%       0        --           20,454     0.04%
J. Lloyd Tomer          4,127,259      8.25%    2,174,279   53.13%    6,301,538    12.60%
J. Scott Tomer          1,528,125      3.05%      767,321   18.75%    2,295,446     4.59%
J. Kim Sorensen         1,551,924      3.10%      767,321   18.75%    2,319,245     4.64%
All directors and
officers as a group    13,451,028     26.89%    3,708,921   90.63%   17,159,949     34.32%



-------
(1)  The address of each of the individuals and entities in this table is 560
     Sylvan Avenue, Englewood Cliffs, New Jersey 07632.
(2)  This compilation is prepared as of December 31, 2004. Such Series B
     Preferred Stock was converted into the underlying Common Stock on January
     9, 2005.


                                     PART IV

Item 12.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------    ---------------------------------------------------------------

     (a) Financial Statements

     The financial statements listed in the accompanying index to financial statements and schedule on Page F-1 are filed as part of this report.

     (b) Exhibits
         None

     (c) Reports on Form 8-K
         None


                                      (15)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of February, 2005.

                                  YTB International, Inc.
                                 (successor to REZconnect(R) Technologies, Inc.)

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent, Director and
                                  Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of YTB
International, Inc. (successor to REZconnect(R) Technologies, Inc.) in the capacities indicated on the 23rd day of February, 2005.


/s/ Michael Y. Brent        Director and                       February 23, 2005
                            Chief Executive Officer

------------------------
Michael Y. Brent



/s/ J. Lloyd Tomer          Chairman of the                    February 23, 2005
                            Board of Directors

------------------------
J. Lloyd Tomer




/s/ J. Scott Tomer          Director and President             February 23, 2005

------------------------
J. Scott Tomer



/s/ J. Kim Sorensen         Director and Vice President        February 23, 2005

------------------------
J. Kim Sorensen



/s/ Derek Brent             Director, Secretary and            February 23, 2005
                            Chief Financial and Accounting Officer
------------------------
Derek Brent



/s/ Harold Kestenbaum       Director                           February 23, 2005

------------------------
Harold Kestenbaum






                                      (16)

CERTIFICATIONS

I, MICHAEL Y. BRENT, certify that:

1.I have reviewed this annual report on Form 10-KSB of YTB International, Inc. (successor to REZconnect Technologies, Inc.):

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

     a.All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 2/23/05

/s/ Michael Y. Brent

-----------------------------------------

[signature]

Director and Chief Executive Officer

CERTIFICATIONS

I, DEREK J. BRENT, certify that:

1.I have reviewed this annual report on Form 10-KSB of YTB International, Inc. (successor to REZconnect Technologies, Inc.):

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

     a.All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 2/23/05

/s/ Derek J. Brent

-------------------------------------------------

[signature]

Director

Chief Financial and Accounting Officer