Form 10KSB/A
period 2004-12-31
REZCONNECT TECHNOLOGIES INC
filed 2005-02-25
CIK 852766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB A

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

     The Form 10-K to which this Amendment relates inadvertently omitted certain necessary Certifications. The sole purpose of this Amendment is to reflect those necessary Certifications.

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

     (b) Exhibits




Exhibit
  No.                         Exhibits
-------                       --------


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