Form 10KSB/A
period 2004-12-31
YTB International, Inc.
filed 2005-04-14
CIK 852766

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

MANAGEMENT..................................................................

Item 2. Properties.............................................................5

Item 3. Legal Proceedings..................................................... 5

Item 4. Submission of Matters to a Vote of Securities Holders................. 5

PART II......................................................................  5

Item 5. Market for Registrant's Common Stock................................   5

Item 6. Management's Discussion and Analysis or Plan of Operation...........   6

Item 7. Financial Statement.................................................  11

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................  11

Item 8A.Controls and Procedures.............................................. 11

Item 8B.Other Information.................................................... 11

PART III.....................................................................

Item 9. Directors and Executive officers, promoters and control person;
compliance with Section 16 (a) of The Exchange Act....................        12

Item 10.Executive Compensation..............................................  12

Item 11.Security Ownership of Certain Beneficial Owners and Management......  15

Item 12.Certain Relationships and Related Transactions...................     15

Item 13.Exhibits, Financial Statement Schedules and Reports for Form 8-K ...  15

Balance Sheet................................................................. 2

Statements of Operations...................................................... 3

Statement of Shareholders Equity ............................................. 4

Statement of Cash Flows....................................................... 5

Notes to Financial Statements................................................. 6

Pro Forma Income Statements.................................................. 23

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

     The retail  travel  provider  most  comparable  to us is  Uniglobe.com.  It provides products and services through the Internet to leisure and business travelers and also operates a travel fulfillment center for home-based agents and online companies.
                                      (4)

Marketing Operating Group


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

                                         Year Ended        Year Ended
                                         December 31,      December 31,
                                             2003              2004
Revenues


   Franchise fees                             4.8 %             2.5 %
   Franchise service fees and other          23.7 %            18.5 %
   Travel products and services              56.1 %            52.9 %
   Advertising and other                      3.6 %            - 0 -
   Online Travel Stores
     (Net of returns and allowances)         11.8 %            13.1 %
   New RTA Sales                             - 0 -              6.0 %
   Monthly Membership
    and Maintenance fees                     - 0 -              5.6 %
   Printing and Administrative services      - 0 -              1.4 %

                                            ------            ------
TOTAL REVENUES                              100  %            100  %
                                            ------            ------
Operating Expenses

   Cost of travel products and sales         21.9 %            23.9 %
   Marketing and selling                      1.3 %             2.7 %
   Franchise services and products           - 0 -              3.9 %
   General and administrative                36.8 %            31.9 %
   Impairment of advertising receivable      - 0 -             - 0 -
   Impairment of capitalized software costs  32.6 %            - 0 -
   Impairment of goodwill                    - 0 -             - 0 -
   Depreciation and amortization             15.7 %             1.1 %
   Returns and Allowances
     (Netted against revenue above)           N/A               N/A
   Commissions                               37.8 %            43.0 %
                                            ------            ------
TOTAL OPERATING EXPENSES                    146.1 %           106.5 %

                                            ------            ------

LOSS FROM OPERATIONS                        (46.1%)            (6.5%)

Other Income (Expenses)
Loss from Sales of
 Short-term Investments                      (1.0%)            - 0 -
Interest and Dividend Income                  1.0%              1.0%
Interest Expense                             - 0 -             - 0 -
                                            ------            ------
TOTAL OTHER INCOME                            -0-               1.0%
----- -----

                                            ------            ------

   Income (loss) before income taxes        (46.1%)            (6.4%)
   Income taxes                               -0-               -0-

                                            ------            ------

 Net income (loss)                          (46.1%)            (6.4%)

                                            =======           =======

REVENUES

     Franchise  Fees.  Franchise  fees  decreased in 2004 as compared to 2003 by
approximately   $17,774  as  a  result  of  increasing   market  conditions  and
management's decision in 2003.

     Franchise Service Fees and online service fees in 2004 increased similarly as compared to 2003 by approximately $147,256 an increase of 25.9% This was attributable to more franchisees in the system, partially offset by higher average franchise fees. Our franchise agreements require franchisees to pay monthly franchise fees or hosting fees, which have annual scheduled increases. Individual franchise arrangements can provide the REZconnect with annual fees ranging from $3,000 to $9,000 for Travel Network. In addition, each franchise agreement has a provision for an increase in our service fee based on year-over-year change in the consumer price index.

     Travel Products and Services. Travel products and services increased by approximately $709,687 from 2003 to 2004, an increase of approximately 52%. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2004.

OPERATING EXPENSES

     Cost of Travel Products and Services. Cost of travel products and services increased by approximately $404,378 or 77% in 2004 as compared to 2003. These costs increased as a result of higher travel related revenues. Cost of travel products and services as a percentage of travel products and services sales was approximately 45% for 2004 and 39% for 2003.

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

Goodwill. Goodwill amounted to $15,936,118 in 2004. The proforma effects on the G & A results from the merger with YTB amounted to $2,756,542. The value of goodwill recorded was as a result of the acquisition/merger of YTB.

****THE PRECEDING PARAGRAPH ON GOODWILL IS SUBJECT TO CHANGE, BASED ON OUR RESPONSE TO SEC COMMENT NO. 39 REGARDING THE TOTAL ALLOCABLE COST OF ALL INTANGIBLE ASSETS ACQUIRED. PLEASE REFER TO MY E-MAIL TO MYB AND CND ON APRIL 8, 2005 AT 7:53 P.M.

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

     The material effects on our operations that we anticipate as a result of the merger with YTB will be a significant increase in RTA's and membership revenue, as well as a commensurate increase in related commission expense.
                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities in 2004 was approximately $866,000 as compared to cash provided by in operating activities of $554,000 in 2003.

     Cash provided by investing activities was approximately $476,000 in 2004 as compared to cash used by investing activities of approximately $551,000 in 2003.

     Cash provided by financing activities was approximately $353,000 in 2004 and used by financing activities was approximately $3,000 in 2003. As of December 31, 2004, we had approximately $25,449 in cash and approximately $528,311 in short-term investments. Based on the raising of capital from the sale of a convertible note which occurred in January 2005 for 2 million dollars and from anticipated investment from issuance of stock in a private placement memorandum of 800,000.


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

Item 7. Financial Statements.


         Consolidated   financial   statements   prepared  in  accordance   with
Regulation S-X are listed in Item 13 of Part IV of this Report, are attached to this Report and incorporated in this Item 7 by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------

        Financial Disclosure
        None


Item 8A.  Controls and Procedures
--------  -----------------------

          To be supplied by amendment

Item 8B.  Other Information
--------  -----------------------

          None


                                   PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
-------  -----------------------------------------------------------------------
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
------------
      *The existing Members of the Company's Board of Directors have served since November 1989 (Michael Brent); December 1991 (Mr. Kestenbaum); and April 1995 (Derek Brent).
                                      (11)

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


                                     PART IV

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------


         At the current time, we have no provision to issue any additional securities to management, promoters or their respective affiliates or associates. While the Board of Directors recently adopted an employee stock option or pension plan, any issuance would be in accordance with the terms thereof and proper approval. Although we have a very large amount of authorized but unissued common stock which may be issued without further shareholder approval or notice, we intend to reserve such stock for certain offerings contemplated for continued expansion, acquisitions and properly approved employee compensation at such time as such plan is adopted.

            Because of certain statutory and case law relating to broad discretion granted management of a company, typically directors and officers of a corporation are indemnified by and have limited monetary liability to its shareholders. Failure of management to satisfy its fiduciary responsibility to shareholders could subject management to certain claims. The following inherent or potential conflicts of interest should be considered by prospective investors before subscribing for shares.

            While we may enter into transactions with affiliates in the future, we intend to continue to enter into such transactions only at prices and on terms no less favorable to us than transactions with independent third parties. See for example, the descriptions in "Summary Executive Compensation" and "Employment Agreement with Our Chief Executive Officer." In that context, we will require any director or officer who has a pecuniary interest in a matter being considered to recuse themselves from any negotiations. In any event, any debt instruments in the future are expected generally to prohibit us from


Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------    ---------------------------------------------------------------

     (a) Financial Statements

     The financial statements listed in the accompanying index to financial statements and schedule on Page 1 are filed as part of this report.

     (b) Exhibits


Exhibit
  No.                         Exhibits
-------                       --------

     23.1* Consent of DISCHINO & ASSOCIATES, P.C.


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


/s/ Michael Y. Brent        Director and                       April 13, 2005
                            Chief Executive Officer

------------------------
Michael Y. Brent



/s/ J. Lloyd Tomer          Chairman of the                    April 13, 2005
                            Board of Directors

------------------------
J. Lloyd Tomer




/s/ J. Scott Tomer          Director and President             April 13, 2005

------------------------
J. Scott Tomer



/s/ J. Kim Sorensen         Director and Vice President        April 13, 2005

------------------------
J. Kim Sorensen



/s/ Derek Brent             Director, Secretary and            April 13, 2005
                            Chief Financial and Accounting Officer
------------------------
Derek Brent



/s/ Harold Kestenbaum       Director                           April 13, 2005

------------------------
Harold Kestenbaum






                                      (16)










                          REZCONNECT TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                          REZCONNECT TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                       Page(s)

Independent Auditors' Report                                                1

Financial Statements (Audited)

 Balance Sheets                                                             2

 Statements of Operations                                                   3

 Statements of Changes in Stockholders' Equity                              4

 Statements of Cash Flows                                                   5

Notes to Financial Statements                                           6 - 21

Supplementary Schedules of General and Administrative Expenses              22

Pro Forma Financial Information (Unaudited)

   Introduction to Pro Forma Consolidated Financial Statements              23

   Pro Forma Consolidated Statement of Operations - 2004                    24

   Pro Forma Consolidated Statement of Operations - 2003                    25

   Notes to Pro Forma Consolidated Financial Statements                26 - 29

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Rezconnect Technologies, Inc.
Englewood Cliffs, New Jersey


We have audited the accompanying balance sheets of Rezconnect Technologies, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rezconnect Technologies, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                           Dischino & Associates, P.C.

Dischino & Associates, P.C.
Certified Public Accountants
 and Business Consultants

Fairfield, New Jersey
April 11, 2005



                                       (1)

                         REZCONNECT TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                                   (NOTE 12)



                              ASSETS

                                                                              2004            2003
                                                                          ------------    ------------
CURRENT ASSETS
      Cash ............................................................   $     25,449    $     62,718
      Available-for-sale securities ...................................        528,311         732,135
      Current portion of notes receivable .............................         24,240         112,490
      Accounts receivable (less allowance for doubtful
          accounts of $65,009 in 2004 and $4,061 in 2003) .............        383,033         255,244
      Loans receivable ................................................        122,195            --
      Prepaid expenses and other current assets .......................         15,312            --
                                                                          ------------    ------------
TOTAL CURRENT ASSETS ..................................................      1,098,540       1,162,587

PROPERTY AND EQUIPMENT (NET) ..........................................         73,121            --

INTANGIBLE ASSETS .....................................................     14,979,951            --

GOODWILL ..............................................................        956,167            --

OTHER ASSETS
      Capitalized software costs (less accumulated amortization
         of $105,222 in 2004 and $54,557 in 2003) .....................         79,514          72,469
      Notes receivable, less current portion ..........................        137,360         637,444
      Security deposits and other assets ..............................         10,460          13,133
                                                                          ------------    ------------
TOTAL OTHER ASSETS ....................................................        227,334         723,046
                                                                          ------------    ------------

TOTAL ASSETS ..........................................................   $ 17,335,113    $  1,885,633
                                                                          ============    ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt ............................   $     19,532    $     20,368
      Short-term notes payable ........................................        202,342            --
      Accounts payable and accrued expenses ...........................        609,491         105,776
      Current portion of deferred revenue .............................         21,026         112,490
      Commissions payable .............................................        136,139            --
                                                                          ------------    ------------
TOTAL CURRENT LIABILITIES .............................................        988,530         238,634

OTHER LIABILITIES
      Long-term debt, less current maturities .........................        283,221         300,802
      Deferred revenue, less current portion ..........................        110,388         632,862
      Security deposits ...............................................         20,920          26,266
                                                                          ------------    ------------
TOTAL OTHER LIABILITIES ...............................................        414,529         959,930
                                                                          ------------    ------------

TOTAL LIABILITIES .....................................................      1,403,059       1,198,564

STOCKHOLDERS' EQUITY
      Preferred stock- Series B convertible, par value $.001; 5,000,000
          shares authorized, 4,092,376 shares issued and outstanding ..          4,092            --
      Common stock, par value $.001; 20,000,000 shares authorized,
          18,976,125 and 10,879,983 shares issued and outstanding .....         18,976          10,880
      Additional paid-in capital in excess of par .....................     22,055,712       6,574,385
      Accumulated deficit .............................................     (6,146,726)     (5,898,196)
                                                                          ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ............................................     15,932,054         687,069
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $ 17,335,113    $  1,885,633
                                                                          ============    ============




     See independent auditors' report and notes to the financial statements


                                       (2)

                          REZCONNECT TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (NOTE 12)




                                                       2004             2003
                                                  ------------    ------------
 REVENUE
     Franchise fees ...........................   $     97,506    $    115,280
     Franchise service and other fees .........        716,801         569,545
     Travel products and services .............      2,056,617       1,346,930
     On-line travel income ....................        507,508         282,471
     Advertising and other ....................          2,571          85,862
     New RTA sales ............................        231,347            --
     Monthly membership and maintenance fees ..        248,092            --
     Printing and administrative service fees .         54,569            --
                                                  ------------    ------------
 GROSS REVENUE ................................      3,915,011       2,400,088

 LESS: RETURNS AND ALLOWANCES .................         29,810            --
                                                  ------------    ------------

 NET REVENUE ..................................      3,885,201       2,400,088

 OPERATING EXPENSES
     Commissions ..............................      1,669,723         906,235
     Cost of travel services and products .....        930,519         526,141
     Depreciation and amortization ............         44,502         376,486
     Franchise services and products ..........        153,035            --
     Marketing and selling ....................        103,418          31,535
     General and administrative ...............      1,237,906         884,076
     Impairment of capitalized software costs .           --           783,207
                                                  ------------    ------------
 TOTAL OPERATING EXPENSES .....................      4,139,103       3,507,680
                                                  ------------    ------------

 LOSS FROM OPERATIONS .........................       (253,902)     (1,107,592)

 OTHER INCOME (EXPENSES)
     Loss from sales of short-term investments          (8,458)        (14,113)
     Interest and dividend income .............         38,096          18,225
     Interest expense .........................        (22,596)         (1,885)
                                                  ------------    ------------
 TOTAL OTHER INCOME ...........................          7,042           2,227
                                                  ------------    ------------

 LOSS BEFORE INCOME TAXES .....................       (246,860)     (1,105,365)

 INCOME TAXES .................................          1,670           2,118
                                                  ------------    ------------

 NET LOSS .....................................   $   (248,530)   $ (1,107,483)
                                                  ============    ============

 NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...   $   (248,530)   $ (1,107,483)
                                                  ============    ============

 LOSS PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING     11,867,842       9,912,983
                                                  ============    ============

     BASIC AND DILUTED LOSS PER SHARE .........   $      (0.02)   $      (0.11)
                                                  ============    ============


     See independent auditors' report and notes to the financial statements



                                       (3)

                          REZCONNECT TECHNOLOGIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (NOTE 12)







                               Series B Convertible
                                  Preferred Stock            Common Stock          Additional                             Total
                              ---------------------  ---------------------------    Paid-In          Accumulated      Stockholders'
                                Shares    Amount          Shares         Amount     Capital            Deficit           Equity
                              ---------  ---------   --------------    --------- -------------    ---------------   ---------------

BALANCE AT JANUARY 1, 2003            -  $       -        9,362,983    $   9,362 $   6,198,963    $    (4,655,773)  $     1,552,552

COMMON SHARES ISSUED
   FOR SERVICES                       -          -        1,100,000        1,100       240,900                 -           242,000

NET LOSS                              -          -                -            -             -         (1,107,483)       (1,107,483)
                              ---------  ---------   --------------    --------- -------------    ---------------   ---------------

BALANCE AT DECEMBER 31, 2003
 (AS ORIGINALLY REPORTED)             -          -       10,462,983       10,462     6,439,863         (5,763,256)          687,069

PRIOR PERIOD ADJUSTMENT               -          -          417,000          418       134,522           (134,940)                 -
                              ---------  ---------   --------------    --------- -------------    ---------------   ---------------

BALANCE AT DECEMBER 31, 2003
   (AS RESTATED)                     -           -       10,879,983       10,880     6,574,385         (5,898,196)          687,069

COMMON SHARES ISSUED
 FOR SERVICES                        -          -           166,142          166       121,504                  -           121,670

ISSUANCE OF COMMON SHARES
 TO OFFICERS                         -           -          500,000          500       113,900                  -           114,400

SHARES EXCHANGED IN MERGER
 WITH YOURTRAVELBIZ.COM, INC. 4,092,376      4,092        7,430,000        7,430    15,245,923                  -        15,257,445

NET LOSS                            -            -                -           -              -           (248,530)         (248,530)
                              ---------  ---------   --------------    --------- -------------    ---------------   ---------------

BALANCE AT DECEMBER 31, 2004  4,092,376  $   4,092      18,976,125   $    18,976  $ 22,055,712   $     (6,146,726)  $    15,932,054
                              =========  =========   ==============    ========= =============    ===============    ==============


     See independent auditors' report and notes to the financial statements



                                       (4)

                          REZCONNECT TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (NOTE 12)



                                                              2004           2003
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ............................................   $  (248,530)   $(1,107,483)
  Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
         Depreciation and amortization ................        37,999        376,486
         Impairment of capitalized software costs .....          --          783,207
         Common shares issued for services ............          --          242,000
         Provision for losses on accounts receivable ..        60,948           --
         Loss from sales of short-term investments ....         8,458           --
         Changes in assets and liabilities:
             Accounts receivable ......................      (188,737)        15,562
             Prepaid expenses and other current assets        (15,312)          --
             Security deposits and other assets .......        (2,673)        (8,181)
             Accounts payable and accrued expenses ....        95,804         24,163
             Deferred revenue .........................      (613,938)       228,430
                                                          -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ......      (865,981)       554,184

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of computer software ...............       (35,947)      (297,827)
         Principal payments received on notes and loans       316,139           --
         Proceeds from sales of short-term investments        554,804           --
         Investments in marketable securities .........      (359,438)       (20,615)
         Loans to franchisees .........................          --         (233,012)
                                                          -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ......       475,558       (551,454)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt .....       117,084           --
         Proceeds from issuance of common stock .......           666           --
         Contributions to capital .....................       235,404           --
         Principal payments on debt ...................          --           (3,330)
                                                          -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ......       353,154         (3,330)
                                                          -----------    -----------

NET DECREASE IN CASH ..................................       (37,269)          (600)

CASH, BEGINNING OF YEAR ...............................        62,718         63,318
                                                          -----------    -----------

CASH, END OF YEAR .....................................   $    25,449    $    62,718
                                                          ===========    ===========


Supplemental disclosure of cash flow information:
Interest paid during the year .........................   $    22,596    $      --

Supplemental schedule of noncash investing and financing activities:
The Company acquired all of the common stock of YourTravelBiz.com, Inc. in exchange for capital stock valued at $15,257,445. The fair value of the identifiable assets acquired totaled $15,062,169 and liabilities of $760,891 were assumed.


     See independent auditors' report and notes to the financial statements

                                       (5)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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







                        See independent auditors' report



                                       (6)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

The Company had signed an exclusive 20-year management agreement with YTB in 2002 for the Company to provide travel website hosting to YTB. Upon the Company's acquisition of YTB, the contract language was modified to eliminate the 20-year exclusivity clause. No other contract terms or clauses changed as a result of the merger. Fees remain billable as per the original terms of the agreement and are recorded as intercompany transactions.

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






                        See independent auditors' report

                                       (7)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

Revenue recognition
-------------------

Franchise fees
--------------
Payment of an initial franchise fee is due upon the execution of a franchise agreement with the franchisee. Such franchise fee is assessed for the right of the franchisee to conduct business by the use of resources provided by the Company. Payment may be in the form of cash, notes or a combination thereof. Revenue is deferred until all material conditions prior to the opening of a franchised business have been satisfied and all substantial doubts of collectibility have been eliminated, which is generally upon the receipt of payment. Such conditions include the selection of a site location by the franchisee and the subsequent execution of a corresponding lease agreement. The associated rights of customers and the Company's obligations over the period of the relationship are described in detail in the master franchise agreement. Additionally, fees paid are non-refundable for any reason once a site location has been selected.

As of December 31, 2004 and 2003 the Company has recorded, as a reserve against its notes receivable, and corresponding deferred revenue balance, approximately $237,000 as a result of the uncollectibility of such receivables in previous years.

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

On-line travel income
---------------------
On-line travel income is recognized when earned. Income is recorded on a monthly basis based on the number of websites hosted.



                        See independent auditors' report

                                       (8)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)
-------------------------------

Other on-line income
--------------------
YourTravelBiz.com, Inc., the entity acquired by the Company on December 8, 2004, generates revenue from the selling of on-line travel agencies, and from providing maintenance and training services to the new business owners of such on-line travel agencies. These on-line revenues are generated from new referred travel agency ("RTA") sales and existing RTA membership fees. The initial sign-up fees are recognized within one month of the sign-up for membership. Such fees are assessed for the right to participate in the program; to receive start-up materials; and receive training for the system. Service fee revenue is recognized in the month after the service is provided; site fees are recognized as revenue in the month that the service is provided; RTA fees are recognized 30 days following the provision of the service. A 30-day right-of-return period with respect to the RTA fees is extended to each franchisee, after such time no refund is available; license fees are recognized 30 days following the expiration of the license period. The associated rights of customers and the Company's obligations over the period of the relationship are described in detail in the master franchise agreement.

Commissions
-----------
Commissions and other incentives earned from travel sales are recognized upon receipt and are recorded on a net basis. Commissions earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

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



                        See independent auditors' report

                                       (9)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

Investments in marketable securities
------------------------------------
The Company has adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which requires certain investments to be classified into the following three categories: held-to-maturity (recorded at amortized cost), available-for-sale (recorded at fair market value), and trading (recorded at fair market value). The Company classifies its marketable equity securities as "available-for-sale" securities, and includes such assets in "short-term investments" in the asset section of the balance sheet. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported as other comprehensive income in the stockholders' equity section of the balance sheet.

Goodwill and other intangible assets
------------------------------------
Goodwill, which is the excess of cost over the fair value of net assets (including identifiable intangibles) acquired in a business acquisition, is stated at historical cost less accumulated amortization. Goodwill had been amortized on a straight-line basis over a five-year period until the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Pursuant to this financial accounting standard, amortization of goodwill has been discontinued for financial accounting reporting purposes, but is instead tested for impairment on an annual basis. With respect to recognized intangible assets other than goodwill, such assets with finite useful lives are amortized over their useful lives, while assets with indefinite useful lives are not amortized. All intangible assets are likewise tested for impairment on an annual basis.

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


                        See independent auditors' report


                                      (10)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of other accounting pronouncements (continued)
-------------------------------------------------------

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






                        See independent auditors' report

                                      (11)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Profit-sharing plan
-------------------
The Company sponsors a profit-sharing plan, which is a defined contribution pension plan, for all eligible employees. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors. Employees may make voluntary contributions, subject to statutory limitations. The Company elected not to make any plan contributions for the years ended December 31, 2004 and 2003.

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

Earnings (loss) per share
-------------------------
Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and by the conversion of preferred stock where their exercise or conversion would be dilutive. For the years ended December 31, 2004 and 2003, the effects any assumed exercise of stock options on the 2004 and 2003 loss per share would be anti-dilutive and, therefore, are not included in the calculation of the Company's loss per common share for the years ended December 31, 2004 and 2003.


                        See independent auditors' report

                                      (12)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (loss) per share (continued)
-------------------------------------

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

NOTE 3 - SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS

During 2004, the Company acquired a software license right to conduct its on-line franchise business. The total cost of this software license right was $45,000. The Company has been given the option to make installment payments of $9,000 per year for five years. The cost of this software license will be amortized through its five-year life. During August 2004, the Company acquired a new software right in the amount of $3,612. The cost of this software right will be amortized over its expected useful life of thirty-six months.

NOTE 4 - LONG-TERM DEBT

On January 11, 2002, as a result of the events of September 11, 2001, the Company borrowed $324,500 from the United States Small Business Administration ("SBA") under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company's chief executive officer and is collateralized by the accounts receivable and property and equipment of the Company. The outstanding loan balance as of December 31, 2004 and 2003 was $302,753 and $321,170, respectively.



                        See independent auditors' report



                                      (13)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 4 - LONG-TERM DEBT (CONTINUED)

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
                                            =======



NOTE 5 - SHORT-TERM OBLIGATIONS

The Company assumed the following short-term debt upon the acquisition of its acquired entity on December 8, 2004:

-------------------------------------------------- -----------------------------
6.25% promissory note in connection with vehicle
 purchase.  Interest and principal are payable in
 monthly installments of $1,000 for 12 months,
 due February 28, 2005.                                              $    44,254

-------------------------------------------------- -----------------------------
6.25% promissory note in connection with vehicle
 purchase.  Interest and principal are payable
 in monthly installments of $1,000 for 12 months,
 due March 4, 2005.                                                       58,088
                                                                         -------
-------------------------------------------------- -----------------------------

-------------------------------------------------- -----------------------------
   Total                                                             $   102,342
                                                                         =======
-------------------------------------------------- -----------------------------

Other Short-term Debt
---------------------

During December 2004, the Company ratified an agreement with an investor to raise $100,000 of additional capital stock through a private placement memorandum ("PPM") which took place during February 2005. The investor has paid upfront for this PPM offering. The Company, therefore, incurred a liability due to this investor in the amount of $100,000 as of December 31, 2004. The note will be due upon the completion of PPM and contains no stated interest.

                        See independent auditors' report

                                      (14)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

Following is a summary of net rental income (expense) for the years ended December 31, 2004 and 2003:


                                               2003         2004
                                               ----         ----
      Sublease rental income               $  160,863   $  222,646
      Less: minimum rental expense            138,565      248,160
                                              -------      -------

         Net rental income (expense)       $   22,298   $  (25,514)
                                             ========     ========


Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having remaining terms in excess of one year as of December 31, 2004 are as follows:

        Year ending
       December 31,                      Headquarters         Wal-Mart Locations
       ------------                      ------------         ------------------

         2005                              $ 46,800             $  147,876
         2006                                46,860                147,876
         2007                                46,920                147,876
         2008                                15,600                147,876
                                          ---------              ---------

         Total                            $ 156,180              $ 591,504
                                          =========              =========

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

                        See independent auditors' report

                                      (15)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Lease (continued)
-----------------------

             Year ending
            December 31,                                            Amount
            ------------                                            ------

                  2005                                           $   7,914
                  2006                                               7,914
                                                                    ------
                 Total                                           $  15,828
                                                                    ======


Legal Proceedings
-----------------
The Company is involved in legal proceedings incurred in the normal course of business. In the opinion of the Company's legal counsel, there were no proceedings as of December 31, 2004 or 2003 where the results of which would have a material effect on the financial position of the Company if adversely decided.

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


Contingencies
-------------
During December 2004, the Company entered into an agreement with an investor to raise an additional $2,000,000 of capital with a condition to subordinate its SBA loan of approximately $300,000 to YTB. Such loan was executed and subordinated on February 7, 2005. The Company is contingently liable under the terms of this agreement for the approximate maximum amount of $278,000 in 2005 if the quoted market price of its stock falls below a specified minimum amount. Such maximum contingent liability would approximate $667,000 per year in years 2006 and beyond, should such stock price fall below the specified minimum.





                        See independent auditors' report

                                      (16)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 7 - STOCK OPTIONS

The number of stock options outstanding as of December 31, 2004 and 2003 was 475,000, with a weighted-average exercise price of $1.08. No options were granted, exercised, forfeited or canceled during the years ended December 31, 2004 or 2003.

A summary of stock options outstanding and exercisable as of December 31, 2004 are as follows:

-------- ------------ --------------- -------------- ------------ --------------
                          Options      Outstanding      Options    Exercisable
-------- ------------ --------------- -------------- ------------ --------------
                         Weighted-      Weighted-                   Weighted-
Exercise    Number        Average        Average       Number        Average
 Price   Outstanding  Remaining Life  Exercise Price Exercisable  Exercise Price
-------- ------------ --------------- -------------- ------------ --------------

-------- ------------ --------------- -------------- ------------ --------------
$1.00     410,000       5 Years         $1.00          351,000      $1.00
-------- ------------ --------------- -------------- ------------ --------------
$2.00      65,000       5 Years         $2.00           45,000      $2.00
-------- ------------ --------------- -------------- ------------ --------------

The fair value of the options granted for the year ended December 31, 2004 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:


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


NOTE 8 - INCOME TAXES

As a result of the Company's operating losses in 2004 and 2003, and loss carryforwards available in 2004, there is no provision for current income taxes. In addition, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce any deferred tax assets to their net realizable amounts if, based on the weight of evidence, it is more likely than not that all or some portion of such deferred tax assets will not be realized. As of December 31, 2004 and 2003, the Company is uncertain if it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been established as a reserve against the Company's deferred tax assets and, therefore, no deferred income tax credits have been recognized in the statements of operations for the years ended December 31, 2004 and 2003.


                        See independent auditors' report

                                      (17)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 9 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company incurred consulting fee expenses for services provided by an entity owned by the Company's chief executive officer, a significant shareholder of the Company. These fees totaled approximately $23,000 and $60,000 for the year ended December 31, 2004 and 2003. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.


NOTE 10 - SEGMENT INFORMATION

The Company operates in the following three business segments: providing and selling management services within the travel industry, including franchising activities; developing and commercializing internet-based technology programs; and on-line travel store services.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. The "other" column includes corporate items not specifically allocated to the segments.

---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------

                                Franchise and       Internet-Based
        Year Ended             Travel- Related        Technology       On-line Travel
     December 31, 2004            Management           Programs        Store Services        Other            Total
                                   Services
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
External and inter-
  segment revenue            $   2,870,924         $   479,439        $    507,508      $    57,140       $   3,915,011
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Segment profit (loss)        $    (585,070)        $  (100,556)       $    469,509      $   (32,413)      $    (248,530)
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Total assets                 $  15,503,615         $   676,425        $  1,081,952      $    73,121       $  17,335,113
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Capital expenditures                 -                    -           $     35,947              -          $     35,947
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Depreciation and
  amortization                       -                    -           $    (38,714)     $    (5,788)      $     (44,502)
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Investment income                    -                    -                  -          $    38,096       $      38,096
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------

                                Franchise and       Internet-Based
        Year Ended             Travel- Related        Technology       On-line Travel
     December 31, 2003            Management           Programs        Store Services        Other            Total
                                   Services
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
External and inter-
  segment revenue            $  2,031,755          $        -         $ 282,471         $    85,862       $   2,400,088
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Segment profit (loss)        $   (230,262)         $  (1,125,167)     $ 247,946         $      -          $  (1,107,483)
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Total assets                 $    963,311          $        -         $ 127,469         $   794,853       $   1,885,633
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Capital expenditures                  -                     -         $ 297,827         -                 $     297,827
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Depreciation, amortization
  and impairment of capi-
  talized software costs              -            $  (1,125,167)        (34,526)          -                 (1,159,693)
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------
Investment income                     -                      -               -          $    18,825       $      18,825
---------------------------- --------------------- ------------------ ----------------- ----------------- ---------------


                        See independent auditors' report

                                      (18)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 11 - BUSINESS COMBINATION

As described more fully in Note 1, a business combination structured as a statutory merger took place between the Company and YourTravelBiz.com, Inc. ("YTB") on December 8, 2004. This merger was accounted for by the Company under the "purchase method", as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. In exchange for all of the outstanding common stock of YTB, the Company issued common stock (valued at $9,838,493) and Series B convertible preferred stock (valued at $5,418,952), or a total value of $15,257,445, to the stockholders of YTB. The total cost of this acquisition was allocated based upon the estimated fair values of the identifiable assets acquired and the fair values of the liabilities assumed at the date of acquisition. The recorded cost of the acquisition was based mainly on the number of sales representatives on hand at the time of contract negotiations during August 2004; financial projections of YTB, prepared and provided by YTB management; and on the estimated value of the Company's software development regarding two franchise systems, in addition to other intangible assets.

The total cost of this acquisition exceeded the fair value of the net assets acquired and liabilities assumed by $956,167, which was recorded as "goodwill". In accordance with SFAS No. 142, goodwill resulting from this acquisition has been recognized, but will not be amortized. This value representing goodwill will instead be tested for impairment on an annual basis.

Following is a summary of the  allocated  cost of the Company's  acquisition  of
YTB:


                                                       Asset
                                                    (Liability)
                                                    -----------
            Property and equipment                $     73,121
            Computer software                            9,097
            Intangible assets                       14,979,951
            Goodwill                                   956,167
            Short-term debt                           (102,342)
            Accounts payable and accrued expenses     (658,549)
                                                  ------------

                    Net assets acquired           $ 15,257,445
                                                    ==========

Management's primary reasons for acquiring YTB include the long-lasting business relationship between the two companies, with YTB being the primary customer of the Company. In addition, it was, and continues to be, management's belief that there is a larger growth-potential for YTB, a referral-marketing company, by combining the two companies via a merger.

The  estimated  fair  value  of  the   identifiable   assets  acquired   totaled
$15,062,169. Goodwill was recognized in the amount of $956,167. Of the $14,979,951 of identifiable intangible assets acquired, $956,167 was assigned to trade names; $478,083 to internet domain names; $11,155,283 to sales representative agreements; and $2,390,418 to customer lists. None of these acquired intangible assets are subject to amortization, but they will be tested for impairment on an annual basis.

                        See independent auditors' report

                                      (19)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 11 - BUSINESS COMBINATION (CONTINUED)

The $956,167 of goodwill was assigned to the Company's business segments as follows: $711,554 to Franchise and Travel-Related Management Services; $118,828 to Internet-Based Technology Programs; and $125,785 to On-line Travel Store Services.

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

The cost of goodwill and all identifiable intangible assets acquired to be amortized and deducted for tax purposes for the year ended December 31, 2004 is expected to be $88,534, which is based on current tax law that mandates use of the straight-line method over a period of 15 years for such assets. Annual tax amortization is expected to be $1,062,408 each year thereafter, until each asset is fully amortized.

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



                        See independent auditors' report

                                      (20)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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
                                                                    ===========

NOTE 13 - PRIOR PERIOD ADJUSTMENT

Reclassification   adjustments,   reflected  in  the  statement  of  changes  in
stockholders' equity, have been made to the following beginning equity account balances at January 1, 2004:

   Increase in value of common stock issued                        $        418
   Increase in amount of additional paid-in capital                     134,522
   Further decrease in accumulated deficit balance                     (134,940)
                                                                   -------------

     Net equity effect                                            $      -0-
                                                                   =============
NOTE 14 - SUBSEQUENT EVENTS

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

                        See independent auditors' report

                                      (21)

                         REZCONNECT TECHNOLOGIES, INC.
                           SUPPLEMENTARY INFORMATION
                SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                  2004         2003
                                              ----------   ----------

  General and administrative salaries .....   $  651,464   $  420,146
  Payroll taxes ...........................       53,706       31,633
  Auto expense ............................       22,350         --
  Bad debts ...............................        4,018       19,154
  Bank fees and service charges ...........        6,692        2,120
  Consultant fees .........................       13,865       88,259
  Credit card fees ........................       11,719         --
  Dues and subscriptions ..................       57,434       23,646
  Employee benefits .......................        6,255         --
  Equipment lease .........................        6,261         --
  Miscellaneous ...........................        4,373        2,022
  Office rent .............................       47,138       43,792
  Travel and entertainment ................      113,075       76,471
  Office supplies and expenses ............       32,887       24,525
  Printing ................................        9,756       15,838
  Postage and delivery ....................       33,821       12,118
  Insurance ...............................       67,240       32,676
  Professional fees .......................       67,853       63,633
  Training and recruitment ................        5,056       10,000
  Telephone ...............................       22,943       18,043
                                              ----------   ----------

  TOTAL GENERAL AND ADMINISTRATIVE EXPENSES   $1,237,906   $  884,076
                                              ==========   ==========







                                      (22)

                          REZCONNECT TECHNOLOGIES, INC.

                         PRO FORMA FINANCIAL INFORMATION

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                   (UNAUDITED)

                          REZCONNECT TECHNOLOGIES, INC.
                   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

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

The following unaudited pro forma consolidated statements of operations for the years ended December 31, 2004 and 2003 give effect to the Company's acquisition of YTB and reflects the results of YTB's operations as if the acquisition had occurred and been completed as of January 1, 2004 and 2003, respectively.

The acquisition of YTB was accounted for by the Company under the "purchase method", as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The total cost of this acquisition exceeded the fair value of the identifiable net assets acquired and liabilities assumed by $956,167, which was recorded as "goodwill". In accordance with SFAS No. 142, goodwill resulting from this acquisition has been recognized as an asset, but will not be amortized for financial reporting purposes. Instead, the recorded value of goodwill will be tested for impairment on an annual basis. Of the $14,979,951 of identifiable intangible assets acquired, $956,167 was assigned to trade names; $478,083 to internet domain names; $11,155,283 to sales representative agreements; and $2,390,418 to customer lists. None of these acquired intangible assets is subject to amortization, but each will be tested annually for impairment.

Following is a summary of the  allocated  cost of the Company's  acquisition  of
YTB:

                                                       Asset
                                                    (Liability)
                                                    -----------
            Property and equipment                $     73,121
            Computer software                            9,097
            Intangible assets                       14,979,951
            Goodwill                                   956,167
            Short-term debt                           (102,342)
            Accounts payable and accrued expenses     (658,549)
                                                  ------------

                    Net assets acquired           $ 15,257,445
                                                  ============

The unaudited pro forma consolidated statement of operations for the years ended December 31, 2004 and 2003 do not represent the results of operations of the Company for any future date or period. Actual future results could be materially different from these pro forma results. These unaudited pro forma financial statements should be read in conjunction with the audited financial statements of the Company and management's related discussion and analysis of financial condition and results of operations included in Form 10-K for the year ended December 31, 2004.

                   See notes to pro forma financial statements

                                      (23)

                         REZCONNECT TECHNOLOGIES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2004
                                  (UNAUDITED)


                                                              Rezconnect
                                                            Technologies,     YourTravel-          Pro forma       Pro forma
                                                                Inc.          Biz.com, Inc .      Adjustments     Consolidated
                                                          --------------     ---------------   ---------------  --------------

REVENUE
     Franchise fees                                     $        97,506    $              -    $            -    $      97,506
     Franchise service and other fees                           716,801                   -                 -          716,801
     Travel products and services                             2,056,617                   -                 -        2,056,617
     On-line travel income                                      507,508                   -          (244,000)(e)      263,508
     Advertising and other                                        2,571                   -                 -            2,571
     New RTA sales                                              231,347           3,296,701                 -        3,528,048
     Monthly membership and maintenance fees                    248,092           3,535,302                 -        3,783,394
     Printing and administrative service fees                    54,569             777,614                 -          832,183
                                                          --------------     ---------------     -------------     ------------
GROSS REVENUE                                                 3,915,011           7,609,617          (244,000)      11,280,628

     Less: returns and allowances                                29,810             424,795                 -          454,605
                                                          --------------     ---------------     -------------     ------------

NET REVENUE                                                   3,885,201           7,184,822          (244,000)      10,826,023

OPERATING EXPENSES
     Commissions                                              1,669,723           4,984,429                 -        6,654,152
     Cost of travel services and products                       930,519                   -                 -          930,519
     Depreciation and amortization                               44,502              92,660           (75,637)(a)       61,525
     Franchise services and products                            153,035                   -                 -          153,035
     Marketing and selling                                      103,418                   -                 -          103,418
     General and administrative                               1,237,906           2,756,542          (244,000)(e)    3,750,448
                                                          --------------     ---------------     -------------     ------------
TOTAL OPERATING EXPENSES                                      4,139,103           7,833,631          (319,637)      11,653,097
                                                          --------------     ---------------     -------------     ------------

LOSS FROM OPERATIONS                                           (253,902)           (648,809)           75,637         (827,074)

OTHER INCOME (EXPENSES)
     Loss from sales of short-term investments                   (8,458)                  -                 -           (8,458)
     Interest and dividend income                                38,096               7,261                 -           45,357
     Interest expense                                           (22,596)            (50,562)                -          (73,158)
                                                          --------------     ---------------     -------------     ------------
TOTAL OTHER INCOME (EXPENSES)                                     7,042             (43,301)                -          (36,259)
                                                          --------------     ---------------     -------------     ------------

LOSS BEFORE INCOME TAXES                                       (246,860)           (692,110)           75,637         (863,333)

INCOME TAXES                                                      1,670                   -                 -            1,670
                                                          --------------     ---------------     -------------     ------------

NET LOSS                                                $      (248,530)   $       (692,110)   $       75,637    $    (865,003)
                                                          ==============     ===============     =============     ============


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                                       $    (865,003)
                                                                                                                   ============

LOSS PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                                                     22,634,652
                                                                                                                   ============

     BASIC AND DILUTED LOSS PER SHARE                                                                              $     (0.04)
                                                                                                                   ============

           See notes to pro forma consolidated financial statements.


                                      (24)

                         REZCONNECT TECHNOLOGIES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003
                                  (UNAUDITED)



                                                              Rezconnect
                                                             Technologies,    YourTravel-          Pro forma       Pro forma
                                                                Inc.          Biz.com, Inc .      Adjustments     Consolidated
                                                          --------------     ---------------  ----------------  --------------
REVENUE
     Franchise fees                                      $       115,280    $              -    $           -    $     115,280
     Franchise service and other fees                            569,545                   -                -          569,545
     Travel products and services                              1,346,930                   -                -        1,346,930
     On-line travel income                                       282,471                   -         (122,000)(e)      160,471
     Advertising and other                                        85,862                   -                -           85,862
     New RTA sales                                                     -           1,266,470                -        1,266,470
     Monthly membership and maintenance fees                           -           1,797,478                -        1,797,478
     Printing and administrative service fees                          -             133,216                -          133,216
                                                          --------------      --------------     ------------      -----------
GROSS REVENUE                                                  2,400,088           3,197,164         (122,000)       5,475,252

     Less: returns and allowances                                      -             151,094                -          151,094
                                                          --------------      --------------     ------------      -----------

NET REVENUE                                                    2,400,088           3,046,070         (122,000)       5,324,158

OPERATING EXPENSES
     Commissions                                                 906,235           1,477,333                -        2,383,568
     Cost of travel services and products                        526,141                   -                -          526,141
     Depreciation and amortization                               376,486              98,753          (81,730)(a)      393,509
     Marketing and selling                                        31,535              27,549                -           59,084
     General and administrative                                  884,076           1,610,328         (122,000)(e)    2,372,404
     Impairment of capitalized software costs                    783,207                   -                -          783,207
                                                          --------------      --------------     ------------      -----------
TOTAL OPERATING EXPENSES                                       3,507,680           3,213,963         (203,730)       6,517,913
                                                          --------------      --------------     ------------      -----------

LOSS FROM OPERATIONS                                          (1,107,592)           (167,893)          81,730       (1,193,755)

OTHER INCOME (EXPENSES)
     Loss from sales of short-term investments                   (14,113)                  -                -          (14,113)
     Interest and dividend income                                 18,225               6,672                -           24,897
     Interest expense                                             (1,885)           (196,692)               -         (198,577)
                                                          --------------      --------------     ------------      -----------
TOTAL OTHER INCOME (EXPENSES)                                      2,227            (190,020)               -         (187,793)
                                                          --------------      --------------     ------------      -----------

LOSS BEFORE INCOME TAXES                                      (1,105,365)           (357,913)          81,730       (1,381,548)

INCOME TAX (BENEFIT)
     Current                                                       2,118                   -                -            2,118
     Deferred                                                          -            (137,005)               -         (137,005)
                                                          --------------      --------------     ------------      -----------
TOTAL INCOME TAX (BENEFIT)                                         2,118            (137,005)               -         (134,887)
                                                          --------------      --------------     ------------      -----------

NET LOSS                                                 $    (1,107,483)   $       (220,908)   $      81,730    $  (1,246,661)
                                                           ==============     ==============     ============      ===========


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                                       $  (1,246,661)
                                                                                                                   ===========

LOSS PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                                                     22,101,959
                                                                                                                   ===========

     BASIC AND DILUTED LOSS PER SHARE                                                                            $       (0.06)
                                                                                                                   ===========

           See notes to pro forma consolidated financial statements.


                                      (25)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

The accounts of YourTravelBiz.com, Inc. ("YTB") include its income and expense activity for the pre-merger period January 1, 2003 through December 7, 2004. The activity of YTB from the date of acquisition (December 8, 2004) through December 31, 2004 is included in the 2004 pro forma results of operations of Rezconnect Technologies, Inc.

1. The following pro forma adjustments summarize the adjustments made to the pro forma statements of operations for the years ended December 31, 2004 and 2003:

(a) The 2004 and 2003 depreciation and amortization adjustments reflect these expenses as if the acquisition of property and equipment had occurred and been completed as of January 1, 2004 and 2003, respectively. Depreciation and amortization are computed via the straight-line method over the following estimated useful lives of the related assets:

         Vehicles                                                5 years
         Equipment                                               5 to 7 years
         Furniture and fixtures                                  7 years
         Computer software                                       3 years

     Allocation of the purchase price of the property and equipment acquired is as follows:

                                            Allocated               Allocated
         Asset                              Percentage               Amount
         -----                              ----------               ------

         Vehicles                               59%                $   48,508
         Equipment                              20%                    16,444
         Furniture and fixtures                 10%                     8,222
         Computer software                      11%                     9,044
                                               ---                 ----------

              Total                            100%                $   82,218
                                               ====                ==========

     Charges to 2004 and 2003 depreciation and amortization  expense as if the  acquisition  of  YourTravelBiz.com,  Inc. had occurred and been completed as of January 1, 2004 and 2003, respectively are as follows:
                                            Estimated              Depreciation/
                                            Useful Life            Amortization
         Asset                               (years)                  Expense
         -----                               -------                  -------

         Vehicles                               5                  $      9,702
         Equipment                           5 to 7                       3,131
         Furniture and fixtures                 7                         1,175
         Computer software                      3                         3,015
                                                                   ------------

                Total                                              $     17,023
                                                                   ============

                   See notes to pro forma financial statements

                                      (26)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)



     (a) Depreciation and amortization adjustments (continued)
         -----------------------------------------------------

                                                                                     2004             2003
                                                                                     ----             ----
         Depreciation and amortization expense as if the acquisition of YourTravelBiz.com, Inc. had occurred and been completed
          as of January 1 (as calculated on the preceding page)                   $  17,023       $   17,023

         Amount recorded by YourTravelBiz.com, Inc.                                  92,660           98,753
                                                                                   ---------        ---------

                       Total depreciation and amortization adjustments             $(75,637)       $ (81,730)
                                                                                   =========        =========

         The negative depreciation and amortization adjustment calculated above occurred as the result of pre-merger accelerated depreciation methods used by YourTravelBiz.com, Inc. The pro forma depreciation and amortization is calculated by use of the straight-line method for all assets acquired.


     (b) Revenue adjustments
         -------------------

         Following   is   a   composition   of   the   total   revenue   of
         YourTravelBiz.com, Inc. for the period December 8, 2004 to December 31, 2004 that is included in the 2004 pro forma results of operations of Rezconnect Technologies, Inc.:

              New RTA sales                                        $    231,347
              Monthly membership and maintenance fees                   248,092
              Printing and administrative service fees                   54,569
                                                                   -------------
                                                                        534,008
              Less: returns and allowances                              (29,810)
                                                                   -------------

                   Total revenue adjustments - 2004                $     504,198
                                                                   =============


(c) Operating expense adjustments
    -----------------------------

         Following represents operating expenses (other than depreciation and amortization) of YourTravelBiz.com, Inc. for the period December 8, 2004 to December 31, 2004 that are included in the 2004 pro forma results of operations of Rezconnect Technologies, Inc.:

              Commissions                                          $    349,784
              General and administrative                                193,898
                                                                   -------------

                  Total other operating expense adjustments        $    543,682
                                                                   =============


                   See notes to pro forma financial statements

                                      (27)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


(d) Other income and expense adjustments
    ------------------------------------

   The following represents other (non-operational) items of income and expense of YourTravelBiz.com, Inc. for the period December 8, 2004 to December 31, 2004 that are included in the 2004 pro forma results of operations of Rezconnect Technologies, Inc.:

                 Investment income                                 $         509
                 Interest expense                                        (3,548)
                                                                   -------------
                   Total other income and expense adjustments      $     (3,039)
                                                                   =============

(e) Eliminating adjustments
    -----------------------

   On-line travel income of Rezconnect Technologies, Inc., and the corresponding administrative expense of YourTravelBiz.com, Inc., has been eliminated in pro forma consolidation to adjust for the income earned and the related expense incurred between the two entities. This amount totaled $244,000 and $122,000 in 2004 and 2003, respectively. A service contract exists between the two entities whereby the Company provides travel website hosting to YTB, at a fee of $5.00 per website per month.

2. Recurring expenses
   ------------------

   Commission expenses are incurred and paid monthly to sales representatives based on a pre-determined formula based on a percentage of sales.

   The  Company  assumed  a lease  of its  acquiree  for copy  machines  under
   non-cancelable   operating  leases  expiring  in  various  periods  through
   December 31, 2006. The lease payments are approximately $659.50 per month.

3. Income taxes
   ------------

   As a result of the Company's and the acquiree's year 2004 and 2003 operating losses and loss carryforwards available in 2004 and 2003, there is no provision for current income taxes. In addition, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce any deferred tax assets to their net realizable amounts if, based on the weight of evidence, it is more likely than not that all or some portion of such deferred tax assets will not be realized. As of December 31, 2004 and 2003, the Company is uncertain if it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been established as a reserve against the Company's deferred tax assets and, therefore, no deferred income tax credits have been recognized in the Company's pro forma statements of operations for the years ended December 31, 2004 and 2003.

                   See notes to pro forma financial statements

                                      (28)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)




4. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and by the conversion of preferred stock where their exercise or conversion would be dilutive. For the years ended December 31, 2004 and 2003, the effects any assumed exercise of stock options on the 2004 and 2003 loss per share would be anti-dilutive and, therefore, are not included in the calculation of the Company's loss per common share for the years ended December 31, 2004 and 2003.

   However, the 4,092,376 shares of the Company's Series B convertible preferred stock that were issued on December 8, 2004 (and subsequently converted into common shares on January 9, 2005) are considered to be common stock equivalents. Accordingly, all 4,092,376 shares of the
   Company's Series B convertible preferred stock are included in the calculation of the Company's pro forma weighted-average number of common shares outstanding as of January 1, 2004 and 2003, and also in the calculation of the pro forma loss per common share for the years ended December 31, 2004 and 2003. As such, the pro forma weighted-average number of common shares used in the calculation of the 2004 and 2003 pro forma loss per common share is 22,634,652 and 22,101,959, respectively.


















                   See notes to pro forma financial statements


                                      (29)