Form 10QSB
period 2005-03-31
YTB International, Inc.
filed 2005-05-23
CIK 852766

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

                         Commission File Number: 0-18412


                             YTB International, Inc.
                     (Formerly REZCONNECT TECHNOLOGIES, INC)
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                         20-181181
 -------------------------------             -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                                560 Sylvan Avenue
                       Englewood Cliffs, New Jersey 07632
                   ----------------------------------------
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

 Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                $.001 per share
 -------------------------------------------------------------------------------
                                (Title of Class)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005 was approximately $14,280,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 2005, there were 23,156,653 shares of Common Stock, par value $.001 per share outstanding.

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
Item 6.  Exhibits and Reports on Form 8-K.....................................21
            Signatures........................................................22




















                             YTB INTERNATIONAL, INC.
                    (FORMERLY REZCONNECT TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)





                                                                        Page(s)

Independent Registered Public Accounting Firm's Review Report               1

Financial Statements

       Consolidated Balance Sheets                                       2 - 3

       Consolidated Statements of Operations                               4
       Consolidated Statements of Changes in Stockholders' Equity          5

       Consolidated Statements of Cash Flows                               6

Notes to Financial Statements                                            7 - 22

Independent Registered Public Accounting Firm's Report
       on Supplementary Information                                        23

Supplementary Information

       Consolidated Schedules of General and Administrative Expenses       24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Boards of Directors and Stockholders of
 YTB International, Inc. and Subsidiaries
Englewood Cliffs, New Jersey

We have reviewed the accompanying interim consolidated balance sheets of YTB International, Inc. (formerly Rezconnect Technologies, Inc.) and subsidiaries as of March 31, 2005 and 2004, and the related interim consolidated statements of operations, changes in stockholders' equity, and cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of YTB International, Inc. (formerly Rezconnect Technologies, Inc.) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 11, 2005, we expressed an unqualified opinion on those consolidated financial statements.




Dischino & Associates, P.C.
Certified Public Accountants
 and Business Consultants

Fairfield, New Jersey
May 23, 2005


                                       (1)


                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2005 AND 2004
                                  (UNAUDITED)
                              ASSETS

                                                                               2005             2004
                                                                          ------------    ------------

CURRENT ASSETS
    Cash ..............................................................   $  1,567,831    $     43,866
    Available-for-sale securities .....................................      1,484,231         709,831
    Current portion of notes receivable ...............................         52,766         112,748
    Accounts receivable (less allowance for doubtful
        accounts of $65,009 in 2005 and $74,061 in 2004) ..............        389,167         261,625
    Loans receivable ..................................................        336,359            --
    Current portion of prepaid commissions ............................        234,132            --
    Other current assets...............................................        299,878
                                                                          ------------    ------------
TOTAL CURRENT ASSETS ..................................................      4,364,354       1,128,070

PROPERTY AND EQUIPMENT (NET) ..........................................         70,381            --

INTANGIBLE ASSETS (NET) ...............................................      6,375,000            --

GOODWILL ..............................................................      9,436,118            --

OTHER ASSETS
    Capitalized software costs (less accumulated amortization
       of $113,480 in 2005 and $65,670 in 2004) .......................         62,159          68,082
    Notes receivable, less current portion ............................        300,009         638,908
    Prepaid commissions, less current portion                                4,109,801            --
    Security deposits and other assets ................................         10,460          13,133
                                                                          ------------    ------------
TOTAL OTHER ASSETS ....................................................      4,482,429         720,123
                                                                          ------------    ------------

TOTAL ASSETS ..........................................................   $ 24,728,282    $  1,848,193
                                                                          ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt ..............................   $     49,340    $     18,738
    Short-term notes payable ..........................................         97,962            --
    Accounts payable and accrued expenses .............................        575,846         103,090
    Current portion of deferred revenue ...............................        253,834         112,061
    Other current liabilities .........................................         12,016            --
                                                                          ------------    ------------
TOTAL CURRENT LIABILITIES .............................................        988,998         233,889

OTHER LIABILITIES
    Long-term debt, less current maturities ...........................      2,420,313         297,942
    Deferred revenue, less current portion ............................      4,321,503         635,013
    Security deposits .................................................         20,920          26,266
                                                                          ------------    ------------
TOTAL OTHER LIABILITIES ...............................................      6,762,736         959,221
                                                                          ------------    ------------

TOTAL LIABILITIES .....................................................      7,751,734       1,193,110

STOCKHOLDERS' EQUITY
    Common stock, par value $.001; 50,000,000 and 20,000,000 shares
    authorized; 24,094,153 and 10,879,983 shares issued and outstanding         24,094          10,880
    Additional paid-in capital in excess of par .......................     24,567,872       6,574,385
    Accumulated deficit ...............................................     (7,614,170)     (5,930,182)
    Accumulated other comprehensive income ............................         (1,248)           --
                                                                          ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ............................................     16,976,548         655,083
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $ 24,728,282    $  1,848,193
                                                                          ============    ============
 See independent accountants' review report and notes to the financial statements


                                      (2)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004
                                   (AUDITED)


                        ASSETS

CURRENT ASSETS
    Cash ............................................................   $     25,449
    Available-for-sale securities ...................................        528,311
    Current portion of notes receivable .............................         24,240
    Accounts receivable (less allowance for
        doubtful accounts of $65,009) ...............................        383,033
    Loans receivable ................................................        122,195
    Prepaid expenses and other current assets .......................        250,650
                                                                        ------------
TOTAL CURRENT ASSETS ................................................      1,333,878

PROPERTY AND EQUIPMENT (NET) ........................................         73,121

INTANGIBLE ASSETS ...................................................     14,979,951

GOODWILL ............................................................        956,167

OTHER ASSETS
    Capitalized software costs (less accumulated
       amortization of $105,222) ....................................         79,514
    Notes receivable, less current portion ..........................        137,360
    Prepaid commissions, less current portion........................      3,327,556
    Security deposits and other assets ..............................         10,460
                                                                        ------------
TOTAL OTHER ASSETS ..................................................      3,554,890
                                                                        ------------

TOTAL ASSETS ........................................................   $ 20,898,007
                                                                        ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt ............................   $     19,532
    Short-term notes payable ........................................        202,342
    Accounts payable and accrued expenses ...........................        609,491
    Current portion of deferred revenue .............................        256,634
    Commissions payable .............................................        136,139
                                                                        ------------
TOTAL CURRENT LIABILITIES ...........................................      1,223,868

OTHER LIABILITIES
    Long-term debt, less current maturities .........................        283,221
    Deferred revenue, less current portion ..........................      3,437,944
    Security deposits ...............................................         20,920
                                                                        ------------
TOTAL OTHER LIABILITIES .............................................      3,742,085
                                                                        ------------

TOTAL LIABILITIES ...................................................      4,965,953

STOCKHOLDERS' EQUITY
    Preferred stock- Series B convertible, par value $.001; 5,000,000
        shares authorized, 4,092,376 shares issued and outstanding ..          4,092
    Common stock, par value $.001; 20,000,000 shares authorized,
        18,976,125 shares issued and outstanding ....................         18,976
    Additional paid-in capital in excess of par .....................     22,055,712
    Accumulated deficit .............................................     (6,146,726)
                                                                        ------------
TOTAL STOCKHOLDERS' EQUITY ..........................................     15,932,054
                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $ 20,898,007
                                                                        ============

 See independent accountants' review report and notes to the financial statements

                                       (3)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)



                                                             2005           2004
                                                       ------------    ------------
REVENUE
    Commissions ....................................   $    233,185    $       --
    Franchise fees .................................          2,139           3,745
    Franchise service and other fees ...............         74,273         139,542
    Travel products and services ...................        784,105         325,794
    On-line travel income ..........................        184,441         106,953
    Advertising and other ..........................         39,927           2,349
    New RTA sales ..................................        693,484            --
    Monthly membership and maintenance fees ........      1,449,456            --
    Printing and administrative service fees .......        395,879            --
                                                       ------------    ------------
GROSS REVENUE ......................................      3,856,889         578,383

LESS: RETURNS AND ALLOWANCES .......................        129,813            --
                                                       ------------    ------------

NET REVENUE ........................................      3,727,076         578,383

OPERATING EXPENSES
    Commissions ....................................      1,591,185         199,807
    Cost of travel services and products ...........        232,634          80,108
    Depreciation and amortization ..................        145,347          11,112
    Marketing and selling ..........................           --            14,874
    General and administrative .....................      1,523,002         302,064
                                                       ------------    ------------
TOTAL OPERATING EXPENSES ...........................      3,492,168         607,965
                                                       ------------    ------------

INCOME (LOSS) FROM OPERATIONS ......................        234,908         (29,582)

OTHER INCOME (EXPENSES)
    Gain (loss) from sales of short-term investments         (5,671)            536
    Interest and dividend income ...................          7,228           3,314
    Interest expense ...............................        (19,714)         (5,297)
                                                       ------------    ------------
TOTAL OTHER EXPENSES ...............................        (18,157)         (1,447)
                                                       ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ..................        216,751         (31,029)

INCOME TAXES .......................................          2,386             956
                                                       ------------    ------------

NET INCOME (LOSS) ..................................   $    214,365    $    (31,985)
                                                       ============    ============

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $    214,365    $    (31,985)
                                                       ============    ============

INCOME (LOSS) PER SHARE:
    WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING .....     22,760,206       9,912,983
                                                       ============    ============

    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE ....   $       0.01    $      (0.00)
                                                       ============    ============

 See independent accountants' review report and notes to the financial statements


                                       (4)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)


                                    Series B Convertible                                 Additional                     Total
                                         Preferred Stock         Common Stock             Paid-In       Accumulated Stockholders'
                                   ----------------------------------------------------
                                     Shares       Amount         Shares        Amount      Capital       Deficit        Equity
                                   ------------  ----------   -------------   --------- ------------  ------------- -------------

BALANCE AT JANUARY 1, 2005          4,092,376   $    4,092      18,976,125    $ 18,976  $ 22,055,712  $ (6,146,726) $ 15,932,054

EQUITY RECLASSIFICATIONS RELATED
     TO MERGER AND RE-INCORPORATION      -            -              -            -        1,681,809    (1,681,809)         -

CONVERSION OF PREFERRED STOCK
     TO COMMON STOCK               (4,092,376)      (4,092)      4,092,376       4,092           -            -             -

COMMON SHARES ISSUED
     FOR SERVICES                        -            -             88,152          88        81,289          -           81,377

COMMON SHARES ISSUED
     THROUGH PRIVATE
     PLACEMENT MEMORANDUM                -            -            937,500         938       749,062          -          750,000

UNREALIZED HOLDING LOSSES
     ARISING DURING THE PERIOD           -            -              -            -              -            -           (1,248)

NET INCOME                               -            -              -            -              -         214,365       214,365
                                   ------------  ----------   -------------   --------- ------------  ------------- -------------

BALANCE AT MARCH 31, 2005                -       $    -         24,094,153    $ 24,094  $ 24,567,872  $ (7,614,170) $ 16,976,548
                                   ============  ==========   =============   ========= ============  ============= =============



BALANCE AT JANUARY 1, 2004               -       $    -         10,879,983    $ 10,880  $  6,574,385 $   5,898,196) $    687,069

NET LOSS                                 -            -              -            -              -         (31,986)      (31,986)
                                   ------------  ----------   -------------   --------- ------------  ------------- -------------

BALANCE AT MARCH 31, 2004                -       $    -         10,879,983    $ 10,880  $  6,574,385    $(5,930,182)$    655,083
                                   ============  ==========   =============   ========= ============  ============= =============


 See independent accountants' review report and notes to the financial statements

                                       (5)


                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)


                                                                        2005           2004
                                                                    -----------    -----------


Net Income (loss) ...............................................   $   214,365    $   (31,985)
Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
        Depreciation and amortization ...........................       145,347         11,112
        Common shares issued for services .......................        81,377           --
        Loss (gain) from sales of short-term investments ........         5,671           (536)
        Changes in assets and liabilities:
            Accounts receivable .................................        (6,134)        (6,381)
            Prepaid expenses and other current assets ...........    (1,065,595)          --
            Accounts payable and accrued expenses ...............      (287,174)        (2,686)
            Deferred revenue ....................................       881,029         1,722
            Commissions payable .................................      (136,139)          --
            Other current liabilities ...........................        11,764           --
                                                                    -----------    -----------
                                                                         98,040        (28,754)


        Payment for software license fee and costs of development          --           (6,726)
        Proceeds from sales of short-term investments ...........       172,042         22,840
        Investments in marketable securities ....................    (1,134,881)          --
        Loans to franchisees and others, net ....................      (405,339)        (1,722)
                                                                    -----------    -----------
                                                                     (1,368,178)        14,392


        Proceeds from issuance of long-term debt ................     2,140,721           --
        Proceeds from issuance of common stock ..................       750,000           --
        Principal payments on debt ..............................       (78,201)        (4,490)
                                                                    -----------    -----------
                                                                      2,812,520         (4,490)
                                                                    -----------    -----------

                                                                      1,542,382        (18,852)

                                                                         25,449         62,718
                                                                    -----------    -----------

                                                                    $ 1,567,831    $    43,866
                                                                    ===========    ===========



Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest ......................................................   $    19,714    $     5,297
  Income taxes ..................................................   $     2,386    $       956


 See independent accountants' review report and notes to the financial statements

                                       (6)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. ("YTBL", or the "Company") and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc. ("YTB"), Rezconnect Technologies, Inc. ("Rezconnect") and YTB Travel Network, Inc. ("Travel Network"), (sometimes hereafter collectively referred to as the "Company"), are the entities that resulted from a corporate reorganization that took place on January 4, 2005. On that date, YTBL re-incorporated in the State of Delaware, while simultaneously effecting a name change, by means of a "downstream merger" between itself (then incorporated in the State of New York under its former name of Rezconnect Technologies, Inc., hereinafter referred to as "the former Rezconnect" when incorporated as such), and a Delaware corporation named YTB International, Inc. YTBL then changed its name to YTB International, Inc. following the merger of the two entities.

On December 8, 2004, prior to the January 4, 2005 merger that formed the current YTB International, Inc., the former Rezconnect acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. ("YTB"), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under New York State law and the reorganization provisions of the Internal Revenue Code. This acquisition, recorded at a total value of $15,257,445, was effected through an exchange of equity interests, with the former Rezconnect exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB.

On  January  4,  2005,  subsequent  to the New York  merger  between  the former
Rezconnect   and  YTB,  the  assets  of  this  combined   entity  were  assigned
respectively  to three  newly-organized  privately-held  Delaware  corporations, respectively YourTravelBiz.com, Inc., Rezconnect Technologies, Inc. and YTB Travel Network, Inc., each of which becoming wholly-owned subsidiaries of the former Rezconnect on that date. It was also on this date, subsequent to the merger between the former Rezconnect and YTB, that YTBL was formed via the Delaware merger discussed above. As a consequence of this Delaware merger and associated re-incorporation, YTBL became the successor to the former Rezconnect Technologies, Inc. and its three aforementioned subsidiaries, with each subsidiary becoming a wholly-owned subsidiary of YTBL on January 4, 2005.

Following the re-incorporation of the former Rezconnect to the now current YTB International, Inc., and a corresponding increase in the number of its authorized common shares from 20,000,000 to 50,000,000, each share of the aforementioned Series B convertible preferred stock was converted into one share of YTBL common stock on January 9, 2005.

The Company is a franchisor of traditional "brick and mortar" travel agencies, as well as providing internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry. The Company is also a full-service provider of discount travel products and services to the leisure and small business traveler. The Company operates under various trade names, including "Your Travel Biz", "YTBnet.com", "Travel Network", "Global Travel Network" and "Travel Network Vacation Central", as well as internet websites "Bookmytravel.com", "REZconnect.com" and "RezCity.com". The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of New Jersey. Two of its subsidiaries maintain administrative offices in the State of Illinois.

                   See independent accountants' review report
                                       (7)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Each of the three aforementioned operating subsidiaries was formed to divide the Company's operations into three basic divisions. The YourTravelBiz.com, Inc. division focuses on referral marketing (commonly referred to as "network marketing") to potential representatives. The Rezconnect Technologies, Inc. division builds on-line reservation systems using proprietary patent pending applications for suppliers within the travel industry. The YTB Travel Network, Inc. division is a travel agency which books travel transactions, collects payments and licensing fees, and pays sales commissions to its representatives.

All of the Company's franchised operations are independently owned and operated. All sales of travel products by the Rezconnect subsidiary are made through its independent agencies and franchisees, or through its interactive websites. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

The Company is also engaged in the business of wholesale travel, providing products and services to its franchisees which are obtained from tour operators and cruise lines. The Company also operates as a retail travel agency.

The former Rezconnect had signed an exclusive 20-year management agreement with YTB in 2002 to provide travel website hosting to YTB. Upon its acquisition of YTB in December 2004, the contract language was modified to eliminate the 20-year exclusivity clause. No other contract terms or clauses changed as a result of the merger. Fees remain billable as per the original terms of the agreement. Such fees are recorded as intercompany transactions and eliminated in consolidation.

In recent years, the Company began shifting its operations away from franchising in order to concentrate on developing its internet travel agency business. The Company's investments in software and technology are directed towards the enhancement of its online travel agency.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
----------------------
The accompanying consolidated financial statements include the accounts of YTB International, Inc. and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc., Rezconnect Technologies, Inc. and YTB Travel Network, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of accounting
-------------------
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, using the accrual method. Accordingly, revenues are recorded in the period in which they are earned and expenses are recorded in the period in which they are incurred.

Cash and cash equivalents
-------------------------
Cash and cash equivalents include all highly-liquid investments with original maturities of three months or less when purchased.

                   See independent accountants' review report
                                       (8)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates
----------------
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to the recoverability of capitalized software costs and receivables generated from advertising sales.

Revenue recognition
-------------------

Franchise fees
--------------
Payment of an initial franchise fee is due upon the execution of a franchise agreement with the franchisee. Such franchise fees are charged for the right of the franchisee to conduct business by the use of resources provided by the Rezconnect subsidiary. Payment may be in the form of cash or notes, or in a combination thereof. Revenue is deferred until all material conditions prior to the opening of a franchised business have been satisfied and all substantial doubts of collectibility have been eliminated, the culmination of which is generally upon the receipt of payment. Such conditions include the selection of a site location by the franchisee and the subsequent execution of a corresponding lease agreement. The associated rights of customers and Rezconnect's obligations over the period of the relationship are described in detail in the master franchise agreement. Such franchise fees are non-refundable for any reason once a site location has been selected by the franchisee.

As of March 31, 2005, Rezconnect has recorded approximately $237,000 as a reserve against its notes receivable, based upon the history of uncollectible accounts from previous years.

Travel products and services
----------------------------
Commissions earned by the YTB Travel Network, Inc. subsidiary, from the sales of travel products and services, are recognized when earned. Revenues earned from all other sales of travel and related products, where the Company is the credit card merchant of record, are recorded when earned at their aggregate retail value. Cancellations have not historically been material.

Advertising and other
---------------------
Advertising revenue, franchise service fees and other revenues are recognized as they become due and payable. "Other" revenue consists primarily of travel-related income from the operation of the Company's retail travel service, in addition to certain earned commissions.

On-line travel income
---------------------
On-line travel income is recognized when earned. Income is recorded on a monthly basis based upon the number of websites hosted.



                   See independent accountants' review report
                                       (9)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)
-------------------------------

RTA sales and fees
------------------
YourTravelBiz.com, Inc. (YTB), the entity acquired by the former Rezconnect on December 8, 2004, generates revenue from the selling of on-line travel agencies, and from providing maintenance and training services to the new business owners of such on-line travel agencies. These on-line revenues are generated from new referring travel agent ("RTA") sales and existing RTA membership and maintenance fees. An initial up-front sign-up fee, comprised of four separate components, is required of each new RTA. Each fee component (namely, for the preparation and delivery of training materials; the building of a website; the setup in the on-line system; and a residual benefit of membership) has no standalone value. Accordingly, the revenue for such up-front fees is deferred; recognized over a period of thirty-six months, which is the average historical RTA turnover rate. A 30-day right-of-return period is extended to each new RTA; after such time no refund is available. Monthly hosting and service fees are recognized in the month after the services are provided; site fees are recognized as revenue in the month that the service is provided; license fees are recognized 30 days following the expiration of the license period. The associated rights of customers and the obligations of YTB over the period of the relationship are described in detail in the master franchise agreement.

Commissions
-----------
Commissions and other incentives earned from travel sales are recognized upon receipt and are recorded on a net basis. Commissions earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Expense recognition
-------------------
YTB incurs commission costs concurrently with the income derived from new RTA sales. Such costs are directly related to the origination such sales; sales which result in the deferral of revenue. The Company has elected to account for these direct commission costs in accordance with Staff Accounting Bulletin No. 104 of the U.S. Securities and Exchange Commission, and Technical Bulletin No. 90-1 of the Financial Accounting Standards Board (FASB), by deferring and charging to expense such commission costs in proportion to the revenue recognized, over the same thirty-six month period.

Concentration of credit risk
----------------------------
The Company is subject to credit risk through its cash, trade receivables, short-term investments and notes receivable. Credit risk with respect to cash is minimized, as the Company maintains deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund to minimize credit risk. As of March 31, 2005 the Company's uninsured cash balances totaled $1,044,278.


                   See independent accountants' review report
                                      (10)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, equipment and depreciation
------------------------------------
Property and equipment is stated at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed by the use of straight-line and accelerated methods for both reporting and income tax purposes. Expenditures for maintenance and repairs are expensed as incurred, while renewals and improvements that extend the useful life of an asset are capitalized.

Investments in marketable securities
------------------------------------

The Company has adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain investments to be classified into the following three categories: held-to-maturity (recorded at amortized cost), available-for-sale (recorded at fair market value), and trading (recorded at fair market value). The Company classifies and reflects its marketable equity securities as "available-for-sale" securities in the current asset section of its consolidated balance sheet. Realized gains and losses, determined by use of the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported as a component of stockholders' equity, included in accumulated other comprehensive income.


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

Adoption of other accounting pronouncements
-------------------------------------------


In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 supersedes the accounting and reporting requirements under APB Opinion No. 16, "Business Combinations", by requiring that only the "purchase method" be used to account for business combinations. More specifically, SFAS No. 141 discusses the application of the purchase method as it relates to a business combination effected through an exchange of equity interests. Accordingly, the provisions of SFAS No. 141 have been adopted and employed in connection with the merger between the former Rezconnect Technologies, Inc. and YourTravelBiz.com, Inc. on December 8, 2004, as described in Note 1.



                   See independent accountants' review report
                                      (11)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of other accounting pronouncements (continued)
-------------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" - an Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date, and applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the consolidated results of operations or financial position of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts modified or entered into after September 30, 2003, and for hedging relationships designed after September 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will materially impact its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires entities to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning with the second quarter of fiscal year 2004; the Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

Accounts and notes receivable
-----------------------------
The Company reflects both accounts and notes receivable at their outstanding principal balances as of the balance sheet date, as adjusted by any charge-offs or allowances established as a reserve for potentially uncollectible accounts.

Comprehensive income
--------------------
The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components, when the amount of such comprehensive income is considered to be material.


                   See independent accountants' review report
                                      (12)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Profit-sharing plan
-------------------
The Company sponsors a profit-sharing plan, which is a defined contribution pension plan, for all eligible employees. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors. Employees may make voluntary contributions, subject to statutory limitations. The Company elected not to make any plan contributions during the three-month periods ended March 31, 2005 and 2004.

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

During 2004, the former Rezconnect issued 900,000 shares of its common stock to its Chief Financial Officer ("CFO"), as additional compensation, to cover the shortfall between the actual salary paid and the compensation amount pursuant to the employment agreement with the CFO. Such stock compensation covered periods served by the CFO for the Company during the years 2001 through 2004. Of the total shares issued, 500,000 of which, valued at $50,400, pertained to services rendered in 2004. The remaining 400,000 shares pertained to services rendered in years 2001 through 2003, valued at $67,200 in each of those years.

Earnings (loss) per share
-------------------------
Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and by the conversion of preferred stock where their exercise or conversion would be dilutive. For the three-month periods ended March 31, 2005 and 2004, the effects any assumed exercise of stock options on the earnings (loss) per share for these periods would be anti-dilutive and, therefore, are not included in the calculation of the Company's earnings (loss) per common share for the three-month periods ended March 31, 2005 and 2004.


                   See independent accountants' review report
                                      (13)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (loss) per share (continued)
-------------------------------------

As discussed in Note 1, there were 4,092,376 shares of (the former Rezconnect's) Series B convertible preferred stock issued on December 8, 2004 that were subsequently converted into (YTBL) common shares on January 9, 2005. These preferred shares, however, were considered to be common stock equivalents on the date of original issuance. Accordingly, all 4,092,376 shares of the Company's Series B convertible preferred stock are or will be included in the calculation of the Company's earnings (loss) per common share for all periods presented on and after December 8, 2004.

Capitalized software costs
--------------------------
Pursuant to SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes certain costs incurred during an internal use software development project, including costs related to applications, infrastructure, and graphics development for the Company's websites. Capitalized costs consist of the cost of the software license agreement (Note 11), and certain external direct costs of materials and licensor provided services incurred in developing the software for its specific applications. Capitalized software costs are being amortized over their expected useful life of thirty-six months.

Marketing compensation plan
---------------------------

YTB offers a compensation plan to its independent marketing representives ("Reps") under an arrangement that pays the Reps direct sales commissions, override compensation (if qualified) and other bonus incentives based upon the amount of each Rep's sales, or enrolled referrals. Direct sales commissions are paid on a weekly basis, based upon the amount of the previous week's sales. Residual commissions are paid on a monthly basis for active Reps members, following the month earned. Reps qualify to earn bonuses by maintaining a minimum number of personally-enrolled Reps.

Commission expense is recognized when incurred; either weekly, upon an RTA's previous week's sales; or monthly, upon an Rep's attaining his or her pre-established goal of number of referrals they have personally enrolled.


NOTE 3 - LONG-TERM DEBT

On January 11, 2002, as a result of the events of September 11, 2001, the former Rezconnect borrowed $324,500 from the United States Small Business Administration ("SBA") under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company's chief executive officer and is collateralized by the accounts receivable and property and equipment of the Company. The outstanding loan balance as of March 31, 2005 and 2004 was $294,932 and $316,680, respectively.

                   See independent accountants' review report
                                      (14)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



NOTE 3 - LONG-TERM DEBT (CONTINUED)

As of March 31, 2005, the Company had outstanding notes payable totaling $140,721 due to two of its officers who had advanced funds to the Company. The notes are unsecured and bear interest at the prevailing prime rate. The note provisions contain no set terms of repayment.

During 2004, the former Rezconnect acquired a software license right to conduct its on-line franchise business. The total cost of this software license right was $45,000. An option to make installment payments of $9,000 per year for five years, at the prevailing rate of interest, was granted by the provider. The note is secured by various Company assets. The outstanding balance due on this note totaled $34,000 as of March 31, 2005.

During December 2004, the former Rezconnect entered into an agreement with an investor to raise an additional $2,000,000 of capital with a condition to subordinate its SBA loan of approximately $300,000 to YTB. Such loan was executed and subordinated on February 7, 2005. Under the terms of the agreement, repayment is to be made either in the form of cash or stock, or in a combination thereof. The Company (that is, YTB International, Inc.) is liable under the terms of this agreement for the approximate maximum amount of $278,000 in 2005, should the quoted market price of its stock fall below a specified minimum amount. Such maximum liability would approximate $667,000 per year in years 2006 and beyond, should such stock price fall below the specified minimum. The balance owed on this note as of March 31, 2005 remained at $2,000,000.


Minimum principal payments of long-term debt as of March 31, 2005 are as follows:

      Twelve months
     ending March 31,                             Amount
     ----------------                             ------

           2006                            $      49,340
           2007                                   20,328
           2008                                   21,156
           2009                                   22,018
           2010                                   22,915
           Thereafter                          2,333,896
                                               ---------

           Total                           $   2,469,653
                                               =========








                   See independent accountants' review report
                                      (15)

                   YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



NOTE 4 - SHORT-TERM OBLIGATIONS

The former Rezconnect assumed the short-term debt of its acquired entity on December 8, 2004. Following are the principal amounts payable on such short-term debt as of March 31, 2005:

---------------------------------------------------- ---------------------------
6.25% promissory note in connection with vehicle
 purchase.  Interest and principal are payable in
 monthly installments of $1,000 for 12 months,
 due February 28, 2005.                                             $    41,960

---------------------------------------------------- ---------------------------
6.25% promissory note in connection with vehicle
 purchase.  Interest and principal are payable
 in monthly installments of $1,000 for 12 months,
 due March 4, 2005.                                                      56,002
                                                                         -------
---------------------------------------------------- ---------------------------
---------------------------------------------------- ---------------------------
   Total                                                             $   97,962
                                                                         ======
---------------------------------------------------- ---------------------------



NOTE 5 - COMMITMENTS

Leases
------
The Company is obligated under an operating office lease through April 30, 2008, to pay minimum annual rentals, currently at $44,000 per year plus real estate taxes and operating cost charges.

In addition, the Company (the former Rezconnect) has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The Company has also entered into sub-lease agreements with franchisees at many of these Wal-Mart locations. The Company has an option to renew both the leases with Wal-Mart and the subleases with the franchisees for a two-year period and, additionally, for three one-year periods.

Following is a summary of net rental income (expense) for the three months ended March 31, 2005 and 2004:

                                                    2005         2004
                                                    ----         ----

      Sublease rental income                     $ 37,569     $ 44,887
      Less: minimum rental expense                 31,440       51,240
                                                   ------       ------

         Net rental income (expense)             $  6,129     $ (6,353)
                                                  =======      =======



                   See independent accountants' review report
                                      (16)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 5 - COMMITMENTS (CONTINUED)

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having remaining terms in excess of one year as of March 31, 2005 are as follows:

        Twelve months
       ending March 31,               Headquarters       Wal-Mart Locations
       ----------------               ------------       ------------------

         2006                          $  46,815            $  147,876
         2007                             46,875               147,876
         2008                             46,890               147,876
                                       ---------            ----------

            Total                      $ 140,580            $  443,628
                                       =========            ==========


Other Lease
-----------
The former Rezconnect assumed a lease of its acquiree for copy machines under non-cancelable operating leases expiring in calendar year 2006. Future minimum payments in excess of one year are approximated as follows:

             Twelve months
            ending March 31,                     Amount
            ----------------                     ------

                    2006                        $   7,914
                    2007                            5,936
                                                ---------

                      Total                     $  13,850
                                                =========


Legal Proceedings
-----------------
The Company is involved in legal proceedings incurred in the normal course of business. In the opinion of the Company's legal counsel, there were no proceedings as of March 31, 2005 or 2004 where the results of which would have a material effect on the financial position of the Company if adversely decided.

Employment Agreement
During 2000, the former Rezconnect (`Company") entered into a five-year employment agreement with its Chief Executive Officer ("CEO"). Pursuant to this agreement, the CEO is paid an annual base salary of $200,000, with an increase of 6% per year, plus a bonus incentive equal to 10% of all initial franchise fees earned by the Company. This agreement was cancelled upon the Company's merger with YTB on December 8, 2004 (see Note 1), at such time a new five-year employment agreement with the CEO was executed. In accordance with this new agreement, the CEO is paid an annual base salary of $240,000, with an increase of 6% per year. In addition, the agreement provides the CEO with certain rights in the event of a change in control of the Company.

                   See independent accountants' review report
                                      (17)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 6 - STOCK OPTIONS

The number of stock options outstanding as of March 31, 2005 and 2004 was 475,000, with a weighted-average exercise price of $1.08. No options were granted, exercised, forfeited or canceled during the three month periods ended March 31, 2005 and 2004.

A summary of stock options outstanding and exercisable as March 31, 2005 are as follows:

--------- ----------- --------------- -------------- ------------ --------------
                          Options      Outstanding      Options    Exercisable
--------- ----------- --------------- -------------- ------------ --------------
                         Weighted-      Weighted-                   Weighted-
Exercise     Number       Average        Average       Number        Average
  Price   Outstanding Remaining Life  Exercise Price Exercisable  Exercise Price
--------- ----------- --------------- -------------- ------------ --------------
--------- ----------- --------------- -------------- ------------ --------------
$1.00     410,000     5 Years         $1.00          351,000      $1.00
--------- ----------- --------------- -------------- ------------ --------------
$2.00      65,000     5 Years         $2.00            45,000     $2.00
--------- ----------- --------------- -------------- ------------ --------------

The fair value of the options granted for the three months ended March 31, 2005 and 2004 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:


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


NOTE 7 - INCOME TAXES

As a result of the Company's operating losses in 2004 and 2003, and loss carryforwards available in 2005, there is no provision for current income taxes. In addition, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce any deferred tax assets to their net realizable amounts if, based on the weight of evidence, it is more likely than not that all or some portion of such deferred tax assets will not be realized. As of March 31, 2005 and 2004, the Company is uncertain if it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been established as a reserve against the Company's deferred tax assets and, therefore, no deferred income tax credits have been recognized in the statements of operations in either of the three month periods ended March 31, 2005 or 2004.

                   See independent accountants' review report
                                      (18)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 8 - RELATED PARTY TRANSACTIONS
During the three month period ended March 31, 2004, the Company incurred consulting fee expenses of approximately $6,000 for services provided by an entity owned by the Company's chief executive officer, a significant shareholder of the Company. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.


NOTE 9 - SEGMENT INFORMATION
The Company operates in the following three business segments: providing and selling management services within the travel industry, including franchising activities; developing and commercializing internet-based technology programs; and on-line travel store services. Although the Company operates franchises in eight foreign countries, revenue is generated from just three of the countries. Such revenue generated from these three foreign countries amounts to an insignificant and immaterial portion of the overall total revenue of the Company. Accordingly, Company management considers it impracticable to report such geographic information.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. The "other" column includes corporate items not specifically allocated to the segments.

------------------------- --------------------- ---------------------- ------------------ -------------------- --------------
      Three-Month            Franchise and
      Period Ended          Travel- Related        Internet-Based       On-line Travel
     March 31, 2005            Management        Technology Programs     Store Services        Other              Total
                                Services
------------------------- --------------------- ---------------------- ------------------ -------------------- --------------
External and inter-
  segment revenue         $   1,093,702         $  1,657,562           $    184,441       $     433,154        $  3,368,859
------------------------- --------------------- ---------------------- ------------------ -------------------- --------------
Segment profit (loss)     $     325,181         $    828,671           $    169,224       $  (1,108,711)       $    214,365
------------------------- --------------------- ---------------------- ------------------ -------------------- --------------
Total assets              $   2,544,406         $  4,424,304                   -          $  17,759,572        $ 24,728,282
------------------------- --------------------- ---------------------- ------------------ -------------------- --------------
Capital expenditures               -                    -                      -                   -                   -
------------------------- --------------------- ---------------------- ------------------ -------------------- --------------
Depreciation and
  amortization                     -            $     20,347                   -          $     125,000        $    145,347
------------------------- --------------------- ---------------------- ------------------ -------------------- --------------
Investment income                  -            $      1,761                   -          $       5,467        $      7,228
------------------------- --------------------- ---------------------- ------------------ -------------------- --------------

------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------

      Three-Month            Franchise and
      Period Ended          Travel- Related         Internet-Based       On-line Travel
     March 31, 2004            Management        Technology Programs     Store Services         Other             Total
                                Services
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
External and inter-
  segment revenue         $     471,430         $       -               $   106,953       $        -          $     578,383
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Segment profit (loss)     $    (118,073)                                $    86,088       $        -          $     (31,985)
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Total assets              $   1,681,245         $       -               $  123,082        $      43,866       $   1,848,193
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Capital expenditures               -                    -               $    6,726                 -          $       6,726
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Depreciation and
  amortization                     -                                    $   11,112                 -          $      11,112
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Investment income                  -                    -                      -           $      3,314       $       3,314
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------

                   See independent accountants' review report
                                      (19)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 10 - BUSINESS COMBINATION

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

The total cost of this acquisition exceeded the net of the amounts assigned to assets acquired and liabilities assumed by $9,436,118, which was recorded as "goodwill". In accordance with SFAS No. 142, goodwill resulting from this acquisition has been recognized, but will not be amortized. This value representing goodwill will instead be tested for impairment on an annual basis.

Following is a summary of the  allocated  cost of the Company's  acquisition  of
YTB:

                                                                 Asset
                                                              (Liability)
                                                              -----------
       Property and equipment                               $     73,121
       Computer software                                           9,097
       Intangible assets                                       6,500,000
       Goodwill                                                9,436,118
       Short-term debt                                          (102,342)
       Accounts payable and accrued expenses                    (658,549)
                                                            -------------

               Net assets acquired                          $ 15,257,445
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

The estimated fair value of all identifiable assets acquired totaled $6,582,218. Goodwill was recognized in the amount of $9,436,118. Of the $6,500,000 of identifiable intangible assets acquired, $3,500,000 was assigned to trade names; $1,500,000 to internet domain names; and $1,500,000 to sales representative agreements. Of these, only the sales representative agreements (each of such agreements having an estimated useful life of thirty-six months) are subject to amortization. With respect to the acquired intangible assets not subject to amortization, tests for impairment will be made on an annual basis.
                   See independent accountants' review report
                                      (20)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 10 - BUSINESS COMBINATION (CONTINUED)

As of March 31, 2005, the gross carrying amount and accumulated amortization of the sales representative agreements ("agreements") was $1,500,000 and $166,667, respectively; amortization expense for the three months then ended totaled $125,000. Amortization expense of the agreements for the fiscal years ending December 31, 2005 and 2006 is estimated to be $500,000 in each of those years. The cost of the agreements will be fully amortized by November 30, 2007.

With respect to the acquired intangible assets recognized as assets apart from goodwill that are not subject to amortization, the respective gross carrying amounts as of March 31, 2005 are as follows: trade names - $3,500,000; internet domain names - $1,500,000. No impairment losses have been recognized on these unamortized intangible assets.

The $9,436,118 of goodwill was assigned to the Company's business segments as follows: $7,022,105 to Franchise and Travel-Related Management Services;
$1,172,679 to Internet-Based Technology Programs; and $1,241,334 to On-line Travel Store Services.

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

The cost of goodwill and all identifiable intangible assets acquired to be amortized and deducted for tax purposes for the years ending December 31, 2005 through 2018 is expected to be $1,062,408 in each of those years, which is based on current tax law that mandates use of the straight-line method over a period of 15 years for such assets. The cost goodwill will be fully amortized by November 30, 2007.

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







                   See independent accountants' review report
                                      (21)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



NOTE 10 - BUSINESS COMBINATION (CONTINUED)

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


NOTE 11 - SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS

During 2004, the former Rezconnect Technologies, Inc. ("Rezconnect") acquired a software license right to conduct its on-line franchise business. The total cost of this software license right was $45,000. Rezconnect has been given the option to make installment payments of $9,000 per year for five years. The cost of this software license is being amortized over its five-year life. During August 2004, Rezconnect acquired a new software right in the amount of $3,612. The cost of this software right is being amortized over its expected useful life of thirty-six months.


NOTE 12 - SUBSEQUENT EVENTS

TBL issued 262,500 common shares during April 2005, effected through a private placement memorandum, at a price of $0.80 per share. Proceeds of $210,000 were received during April 2005.








                   See independent accountants' review report
                                      (22)

                            SUPPLEMENTARY INFORMATION
       (See independent registered public accounting firm's review report)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                           SUPPLEMENTARY INFORMATION
         CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                    2005        2004
                                               ----------   ----------
Administrative salaried and leased employees   $  532,697   $  125,707
Payroll taxes ..............................       21,055       12,973
Advertising ................................        5,904         --
Auto expense ...............................      120,725        4,022
Bank fees and service charges ..............        6,265          935
Consultant fees ............................       61,800       28,260
Contract labor .............................      110,533         --
Computer expense ...........................        5,123        7,753
Charitable contributions ...................        3,960         --
Credit card fees ...........................       60,016         --
Dues and subscriptions .....................        7,300        6,845
Employee benefits ..........................          294         --
Equipment leases ...........................        5,038        1,702
Minor equipment ............................        6,041        2,032
Licenses and permits .......................        1,161         --
Management fees ............................        7,917         --
Meeting and convention .....................       23,615         --
Miscellaneous ..............................        7,101         --
Office rent ................................       66,790       62,286
Travel and entertainment ...................       72,941         --
Office supplies and expenses ...............       30,791        6,040
Printing ...................................       97,881        2,809
Postage and delivery .......................       38,868        3,639
Insurance ..................................       18,057       16,455
Professional fees ..........................       64,253       17,450
Training and recruitment ...................        5,000         --
Telephone ..................................       10,066        3,156
Website processing and user fees ...........      131,810         --
                                               ----------   ----------

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES ..   $1,523,002   $  302,064
                                               ==========   ==========













































             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          ON SUPPLEMENTARY INFORMATION





Our report on our reviews of the basic interim consolidated financial statements of YTB International, Inc. (formerly Rezconnect Technologies, Inc.) and subsidiaries as of March 31, 2005 and 2004, and for the three-month periods then ended, appears on page 1. Our reviews were made for the purpose of expressing limited assurance that there are no material modifications that should be made to the interim consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles. The information included in the accompanying interim consolidated supplementary schedules is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the reviews of the basic interim consolidated financial statements, and we are not aware of any material modifications that should be made thereto.








Dischino & Associates, P.C.
Certified Public Accountants
 and Business Consultants

Fairfield, New Jersey
May 23, 2005






                                      (23)





         Item 2. Management's Discussion and Analysis or Plan of Operation

YTB International, Inc. became the successor to REZconnect Technologies, following the December 8, 2004 merger and its January 4, 2005 reincorporation in Delaware. YourTravelBiz.com, REZconnect Technologies Inc., and the YTB Travel Network Division became three distinct wholly owned subsidiaries of YTB International. For the period of December 8, 2004 - January 4, 2005, the Company operated as three operating groups respectively marketing, technologies and bookings. The subsidiary REZconnect Technologies, Inc. is a leading Internet provider of online travel stores for travel agencies and home-based representatives using our services and technology.

We operate the businesses under various trade names "Travel Network," "Global Travel Network," "Travel Network Vacation Central," "YourTravelBiz.com," "Your Travel Biz," "YTBnet.com," as well as web sites "Bookmytravel.com," and "REZconnect.com." We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 400 airlines, at more than 57,000 hotels and with most major car rental companies, cruise lines and tour package operators.


REZconnect Technologies operations are comprised of three operating groups. The first is an extension of its travel franchise system. The extension markets itself as REZcity.com, an online local city guide and online travel store. The other includes our technology section, which builds reservation systems using proprietary patent pending applications for suppliers within the travel industry; builds online travel stores for consumers of travel agents, as well as Super Sites for Travel Agents to book their clients travel and oversees and processes travel bookings from the websites. REZconnect Technologies, Inc. has signed contracts with numerous Consortium groups to build online super sites for their agent base. Contracts that have been signed include: Hickory Leisure, InteleTravel, OSSN, and ARTA.


Our brick and mortar franchisee Travel Network and Global Travel Network fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location. Commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5-10% for car rentals, and 10-16% for cruises and vacation packages. Airline tickets are a non-commissionable item and revenues are earned from service fees, which range from $4 to $15 per ticket.


Our revenues are divided amongst our franchise systems. Travel Network and REZcity, plus our online website (Book My Travel), fees and travel services to date have come from the franchise system, travel services and online site fees. We expect that REZconnect(R) Technologies will continue to play an important part in our 2005 revenue projections as we release the various applications within the travel and entertainment industries. During the last three years a larger portion of our expenses were related to our technology development. These expenses have been substantially reduced and should reflect in higher revenues in 2005.


REZconnect's consumer driven websites provide strong content and book-ability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.


YourTravelBiz.com services a Referring Travel Agent (RTA) network, while REZconnect services the travel agent community. They both typically charges $49.95 per month on a non-contract basis to own and operate on an online travel site. The agencies pay month to month via credit card.


Currently, there are over 12,000 RTA consumer websites in operation and 1,700 Bookmytravel websites in operation. Site owners are permitted to solicit organizations and associations for travel sites allowing for site owners to earn more revenue.





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


To date, REZcity has signed 219 Single Unit franchises. A single unit franchise consists of a single town or zip code with a population of 25,000 or less. Franchisees are required to sell e-commerce and advertising solutions, to earn revenue, within their purchased territory and market their website to local residents residing in the community.


In-house sales personnel have generally handled marketing of franchisees. All of the Company's franchised operations are independently owned and operated. REZcity operates two company-owned travel agencies. All sales of travel products by REZcity are made through its franchisees or through its interactive web site. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.


The Booking operating group is a travel management company that operates several different franchise systems including storefront and online business models that processes and handles bookings (reservations) from over 14,000 websites.


The Marketing operating group, YourTravelBiz.com, is a direct sales organization providing support services for the 12,000 RTAs which are currently in the system. YourTravelBiz conducts business through recruitment, enrollment, initial training, and support of its sales force. This operating subsidiary is a referral marketing group providing support products and services for the 12,000 plus representatives. The RTAs have the ability to book individual and group travel. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to Internet for travel services presents the opportunity for advancement of products and services by referral relationships.


OVERVIEW


Our revenues are comprised of monthly hosting and maintenance fees, franchise fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales plus online hosting fees for websites. Additional revenue is derived from other travel products and services. Certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required have been performed and the collect ability of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned. Online travel income is recorded when earned and is recognized based on the websites hosted.


With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.


The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 16% for cruises and vacation packages. Based on the past several years leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but, in fact, have offered the Travel Network incentive commissions above the standard compensation for its volume business. The YTB Travel Network expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the later offering the Company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel Network or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. Each website travel storeowner pays a monthly fee of $5.00-$49.95 (depending upon multiple user contracts) plus YTB International can earn transactional compensation from travel purchased off each website.


The Company believes it is at the forefront of several growing trends: the increase in consumer spending in the travel industry, the boom in home-based businesses, and the growing acceptance of conducting retail business on the Internet. Tourism accounts for nearly 11% of all consumer spending worldwide. The travel industry, currently a $7 trillion business, is growing 23% faster than the global economy and spending on travel is expected to double in the next five years. Industry research shows that one "baby boomer," a segment comprised of nearly a billion people worldwide, will retire every eight seconds for the next 20 years. Luxury cruise ship companies and resort builders are gearing up for this wave of retirees. Secondly, with job security, as well as an ability to spend time with the family, an ever-increasing concern, we believe the ability to own a home-based business is becoming an even more attractive option. Finally, we believe online travel planning will continue to make tremendous inroads in the marketplace as more people use the Internet to become better informed and save time and money.


Results of Operations


The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues:

INSERT TABLES TO COME

NOTE: The consolidated results for the three-months ended March 31, 2005 include the accounts of YTB International, Inc. and its three wholly-owned subsidiaries, REZconnect Technologies, Inc.; YTB Travel Network, Inc.; and YourTravelBiz.com. Inc. The results for the three-months ended March 31, 2004 represent the accounts of the former REZconnect Technologies, Inc. only, because at March 31, 2004 the merger and subsequent consolidation had not yet occurred. As such, comparisons between March 31, 2005 and March 31, 2004 will reflect variances causing incompatibility between those two periods.

REVENUES

    Commissions. Commission revenue in 2005 is attributable to the YTB Travel Network subsidiary. (see note above).

    Franchise Fees. Franchise fees decreased by $1,606 or (43%) in the three-month period as compared to the 2004 three-month period.. The decrease is a result of decrease in service fees of brick and mortar franchisees in the system.

    Franchise Service Fees and online service fees and other fees decreased similarly as compared to 2004 by approximately $65,269 or 47% in the 2005 three-month period as compared to the 2004 three-month period. This is attributable to a decrease in service fees of brick and mortar franchisees in the franchise system.

    Travel Products and Services. Travel products and services increased by $458,311 in the 2005 three-month period, an increase of approximately 141%. The increase is attributable to an increase in the representatives utilizing the Company as their travel provider.

    Online Travel Income. Online travel income increased $77,488 or 72% due to the fact the Company's consumer website program has grown significantly.

    Advertising and Other. Advertising and other revenues increased approximately $37,578 or 1600% due to the fact that the Company is active in this area in 2005.

    New RTA Sales. New RTA sales revenue is attributable to the YourTravelBiz.com, Inc. subsidiary (see note above).

    Monthly Membership and Maintenance Fees. The revenue in 2005 is attributable to the merger of the two Companies. (see note above).

    Printing and Administrative Service Sees. The revenue in 2005 is attributable to the merger of the two Companies. (see note above).

OPERATING EXPENSES

    Commissions. Commissions increased by $1,391,378. The increase is mainly attributable to YourTravelBiz.com, Inc. (see note above).

    Cost of Travel Products and Services. Cost of travel products and services increased by approximately $152,526 or 190% in 2005 as compared to 2004 three-month period. These costs increased as a result of higher travel related revenues.

    Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $134,235, which is attributable mainly to the amortization of the sales representative agreements acquired in the merger.

    Marketing and Selling. It was managements decision not to expend any costs in the first quarter of 2005.

    General and Administrative. Combined Companies the General and administrative expenses increased by approximately $1,220,938 in 2005. As a percentage of total revenues, general and administrative expenses were 40.9% in 2005 as compared to 52.2% in 2004. The increase in general and administrative expense in 2005 is attributable to the merger of the two Companies.

Variability of Results

    The Company's travel products and services gross bookings have increased from 2004 to 2005 due to increase in the number of hosted websites including additional franchises derived from REZcity.com and an increase in products and services sold to travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from 2004 to 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities in 2005 was approximately $98,040 as compared to cash used by in operating activities of $28,754 in 2004.

    Cash used by investing activities was approximately $1,368,178 in 2005 as compared to cash provided by investing activities of approximately $14,392 in 2004.

    Cash provided by financing activities was approximately $2,812,520 in 2005 and used by financing activities was approximately $4,490 in 2004. As of March 31, 2005, we had approximately $1,567,831 in cash and approximately $1,484,231 in marketable securities, as a result of raising of capital from the sale of a convertible note which occurred in January 2005 for 2 million dollars, and from the proceeds from the issuance of stock in a private placement memorandum.

    The Company believes that cash and short term investments on hand at March 31, 2005 and its cash flow from operations will be sufficient to meet its obligations on a timely basis for the next 12 months.

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

ITEM 1 - LEGAL PROCEEDINGS
                  None

ITEM 2 - CHANGES IN SECURITIES
                  None

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5 - OTHER INFORMATION
                  None

ITEM 6 - REPORTS ON FORM 8-K
       1. Reports on Form 8-K dated Feb 23,2005


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of May, 2005.

                                  YTB International, Inc.
                                 (successor to REZconnect(R) Technologies, Inc.)

                                  /s/ Michael Y. Brent
             S                     ------------------------------------
                                  Michael Y. Brent, Director and
                                  Chief Executive Officer

May 23,2005