Form 10KSB/A
period 2004-12-31
YTB International, Inc.
filed 2005-06-20
CIK 852766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-KSB/A . No. 2

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
                     (formerly REZconnect Technologies, Inc)
 -------------------------------------------------------------------------------

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

                          REZconnect Technologies, Inc
           -----------------------------------------------------------
          (Former name or former address, if changed since last report)

        Securities Registered pursuant to Section 12(b) of the Act: None

    Securities Registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.001 per share

 -------------------------------------------------------------------------------

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

                                Table of Contents

10KSB

PART I........................................................................ 2

Item 1.Business............................................................... 2

PRIOR HISTORY................................................................. 2

OPERATIONS.................................................................... 3

REZCONNECT.................................................................... 3

COMPETITION................................................................... 4

MANAGEMENT.................................................................... 4

Item 2   Properties........................................................... 6

Item 3. Legal Proceedings..................................................... 6

Item 4. Submission of Matters to a Vote of Securities Holders................. 6

PART II....................................................................... 7

Item 5. Market for Registrant's Common Stock.................................. 7

Item 6. Management's Discussion and Analysis or Plan of Operation..............7

Item 7. Financial Statements................................................. 14

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................. 14

Item 8A.Controls and Procedures.............................................. 14

Item 8B.Other Information.................................................... 14

PART III..................................................................... 15

Item 9. Directors and Executive officers, promoters and control person; compliance with Section 16 (a) of The Exchange Act and Code of Business Conduct
and Ethics................................................................... 15

Item 10.Executive Compensation............................................... 20

Item 11.Security Ownership of Certain Beneficial Owners and Management....... 23

PART IV.......................................................................24

Item 12.Certain Relationships and Related Transactions....................... 24

Item 13.Exhibits, Financial Statement Schedules and Reports for Form 8-K .....25

Balance Sheet................................................................ F2

Statements of Operations..................................................... F3

Statement of Shareholders Equity ............................................ F4

Statement of Cash Flows...................................................... F5

Notes to Financial Statements...............................................  F5

Pro Forma Income Statements................................................. F22


Documents incorporated by reference: None

                                     PART I

Item 1. Business
------- --------

Post - December 31, 2004 Events


         YTB International, Inc. has become, as of the date of this report the successor to the former REZconnect Technologies, Inc., as more fully, described below (the "Company"). A publicly traded company (OTCBB:YTBL), commencing January 4, 2005, the Company began operating through its 3 operating subsidiaries. Post-reincorporation in Delaware, January 4, 2005, the Company continued its operations as a leading internet provider of online travel stores for travel agencies and home-based representatives using our services and technology. For the period of this report, ending December 31, 2004, the Company was comprised of REZconnect Technologies, Inc. and YourTravelBiz.com, Inc. which were merged under New York law on December 8, 2004.

         Accordingly, for the period from December 8, 2004 to December 31, 2004, the Company operated with 3 operating groups. Upon reincorporation on January 4, 2005, each of the operating groups became three distinct, wholly-owned Delaware ("divisions"), respectively REZconnect Technologies, Inc. ("Technologies"); YTB Travel Network, Inc. ("Booking"); and YourTravelBiz.com, Inc. ("Marketing"). This Amendment No. 2 to the Form 10-KSB Annual Report for the year ended December 31, 2004 is intended to reflect revised and upgraded disclosures to that previously filed.


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



         On December 8, 2004, YourTravelBiz.com, Inc. and REZconnect Technologies, Inc. merged and effected a share exchange with YourTravelBiz.com, Inc. ("YTB"). YTB was engaged in referral marketing, whereby for a monthly fee, YTB Referral Travel Agents ("RTAs") are provided with an interactive website offering travel-related products and services which allows them to sell those products and services to the general public. YTB negotiates with all vendors, hosts the website and collects all revenues. RTAs hosting a website would be paid a commission on all sales made through their respective websites, as well as commissions for bringing new members to YTB. YTB was a former client of REZconnect, whereby REZconnect would service all travel arrangements made through YTB and its RTAs .


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

         In-house sales personnel have generally handled marketing of travel agency web sites and franchises for Travel Network and REZcity.com, an online city guide for over 53,000 towns throughout the USA, providing a unique model for travel agencies to participate by licensing their local community with rights to sell advertising and e-commerce solutions. The cost of the local town of 25,000 in population is $1500 as a one-time fee with an annual hosting fee of $150, for the 1st year with an annual 5% increase each year thereafter.


         Tchnologies currently licenses technology from Taurus Sys, Inc. for it net-to-phone applications under an agreement that provides Taurus Sys with 4% of Technologies' revenue when used in e-commerce transactions applications. In addition, Technologies' licenses an Internet website from MyCity.com, Inc. for commercial use in the Comapny's REZCity franchise program; with a minimum payment of $9,000 per year, Technologies pays fees to MyCity.com, Inc. based on page views. Any pending patent applications are filed by Taurus Sys under its licensing agreement and relate to net-to-phone applications and transactions.

         Technologies' franchise agreements signed prior to December 1988 have a 10 year term while those subsequent have 15 year terms.



Competition
-----------

         The travel industry is highly diverse and specialized. In fact, it is one of the most competitive industries in the United States. Much of the travel business is niche oriented, highly price sensitive and many companies are much more highly capitalized. One of the principal functions of the recent share exchange, merger and reincorporation was effected in order to make the combined Company significantly more competitive.


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

         Marketing was created to market travel agency websites to RTAs in a Referral Marketing program that incentivizes the RTAs for bringing others into the system, earns travel commissions from their site and enjoys travel benefits and tax advantages with owning their own business. RTAs are independent and are provided with training materials and onsite training at various locations thru out the USA.

         There are currently no other direct network marketing companies currently specializing in the travel franchise business. Hence, while there are multi-line marketing companies in existence, they are not direct competitors of the Company and its Marketing operating group and, post-January 4,2005, operating division.


Legal Proceedings

         There were no legal proceedings in 2004.

Employees


         As of December 31, 2004, the Company had a total of 42 employees. (Prior to the December 8, 2004 merger, the Technologies' operating group had 12 employees, the Booking operating group consisted of 5 employees and the Marketing operating group consisted of 25 employees.)


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

Common Stock Prices


         Our common stock has traded on the OTC Bulletin Board under the symbol sinceJanuary 25, 2005 under the common stock symbol "YTBL."

         Prior thereto, it was traded under the symbol "REZT" from August 29, 2001 to January 24, 2005 "ETRV" from September 17, 1999 to December 19, 1999 "ETVT" from
          December 20, 1999 to August 28, 2001 Prior thereto, it traded under the symbol "PLEX".


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

Shareholders


         As of December 31, 2004, we had 451 common shareholders and 13 preferred shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.


Recent Sales of Unregistered Securities
    None

Item 6.  Management's Discussion and Analysis or Plan of Operation
----  --------------------------------------------------------

         REZconnect Technologies, Inc. is a leading internet provider of online travel stores for travel agencies and home-based representatives using our services and technology. As described elsewhere, YTB International, Inc. became the successor to the Company following the December 8, 2004 merger and its January 4, 2005 reincorporation in Delaware. For the period of this report (and specifically the December 8, 2004 merger date, December 31, 2004 year-end), the Company operated as 3 operating groups (respectively Technologies, Booking and Marketing). Post- reincorporation, those operating groups became three distinct wholly owned subsidiaries consisting of YourTravelBiz.com, REZconnect Technologies Inc. and the YTB Travel Network Division.

         We operate under various trade names, including Your Travel Biz, YTBnet.com Travel Network, Global Travel Network, Travel Network Vacation Central, YourTravelBiz.com, YTBnet.com and the following web sites:
Bookmytravel.com, REZconnect.com and RezCity.com.

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

                  We operate the business under our trade names "Travel Network," "Global Travel Network", "Travel Network Vacation Central", as well as web sites "Bookmytravel.com," and "REZconnect.com." We are also a full-service provider of discount travel products and services to the leisure and small business traveler. We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 424 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

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

         The Marketing operating group is a referral marketing group providing support services for the 8750 representatives, that are currently in the system. YourTravelBiz conducts business through recruitment, enrollment, initial training, and support of its sales force. This operating subsidiary is a referral marketing group providing support products and services for the 8,700 plus representatives. The representatives have the ability to book individual and group travel. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to internet for travel services presents the opportunity for advancement of products and services by referral relationships.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues:

                                                    Year Ended      Year Ended
                                                    December 31,    December 31,
                                                       2003             2004

Revenues


   Franchise fees                                          4.8 %           2.6%
   Franchise service fees and other fees                  23.7 %          19.2%
   Travel products and services                           56.1 %          55.0%
   Advertising and other                                   3.6 %          - 0 -
   Online Travel Stores (Net of Returns/Allowances)       11.8 %          12.8%
   New RTA Sales                                           - 0 -           2.3%
   Monthly  Maintenance Fees                               - 0 -           6.6%
   Printing and Administrative Service Fees                - 0 -           1.5%

                                                          -----          -----


TOTAL REVENUES                                            100  %         100  %
                                                          -----          -----

Operating Expenses

   Cost of travel products and sales                       21.9 %         24.9%
   Marketing and selling                                    1.3 %          2.8%
  Franchise services and products                           -0 -           4.1%
   General and administrative                              36.8 %         33.1%
Impairment of advertising receivable                       - 0 -           -0 -
Impairment of capitalized software costs                   32.6 %          -0-
Impairment of goodwill                                     - 0 -          - 0 -
Depreciation and amortization                              15.7 %          2.3%
Returns and Allowances (Netted against revenue above)       N/A             N/A
Commissions                                                37.8 %         40.7%

TOTAL OPERATING EXPENSES                                  146.1 %        107.9%

                                                           -----          -----

LOSS FROM OPERATIONS                                      (46.1 %)        (7.9%)


Other Income (Expenses)

Loss from Sales of  Short-term Investments                 (0.6 %)     - (0.2)%
Interest and Dividend Income                                0.8 %          1.0%
Interest Expense                                           (0.1)         (0.6)%

----- -----

TOTAL OTHER INCOME                                          0.1% -         0.2%

                                                            -----        -----

                                                            -----        -----

   Income (loss) before income taxes                      (46.0 )%       (7.7)%
   Income taxes                                             -0-            -0-

                                                           -----         -----

 Net income (loss)                                         (46.0)%       (7.7)%

                                                            =====        =====

REVENUES

         Franchise Fees. Franchise fees decreased in 2004 as compared to 2003 by
approximately   $17,774  as  a  result  of  increasing   market  conditions  and
management's decision in 2003.

         Franchise Service Fees and online service fees in 2004 increased similarly as compared to 2003 by approx-imately $147,256 an increase of 25.9% This was attributable to more franchisees in the system, partially offset by higher average franchise fees. Our franchise agreements require franchisees to pay monthly franchise fees or hosting fees, which have annual scheduled increases. Individual franchise arrangements can provide the REZconnect with annual fees ranging from $3,000 to $9,000 for Travel Network. In addition, each franchise agreement has a provision for an increase in our service fee based on year-over-year change in the consumer price index.

         Travel Products and Services. Travel products and services increased by approximately $709,687 from 2003 to 2004, an increase of approximately 52%. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2004.


         Online Travel Income. Online Travel Income increased by approximately $225,037 from 2003 to 2004, an increase of approximately 79%. The increase is attributable to an increase in the number of representatives promoting their website to their customer base creating greater sales.



OPERATING EXPENSES


         Commissions. Commissions increased by approximately $614,910 or 67.8% in 2004 as compared to 2003. The increase is a result of higher travel related revenues.


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


         General and Administrative. The General and administrative increased by approximately $353,830 or 40% from 2003 to 2004. The increase in general and administrative expense in 2004 is attributable to the merger of the two Companies.

         Goodwill. Goodwill amounted to $9,436,118 and the net intangible assets amounted to $6,458,333 in 2004. These two items resulted from the merger with YTB.


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

         As a result of the Company's operating history in online commerce and the variability that can be experienced by our franchising operations, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based predominantly on its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and anticipated net losses in a given period may be greater than expected.
\

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

         The material effects on our operations that we anticipate as a result of the merger with YTB will be a significant increase in RTAs and membership revenue, as well as a commensurate increase in related commission expense.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operating activities in 2004 was approximately $866,000 as compared to cash provided by in operating activities of $554,000 in 2003.

         Cash provided by investing activities was approximately $476,000 in 2004 as compared to cash used by investing activities of approximately $551,000 in 2003.


         Cash provided by financing activities was approximately $353,000 in 2004 and used by financing activities was approximately $3,000 in 2003. As of December 31, 2004, we had approximately $25,449 in cash and approximately $528,311 in short-term investments. Based on the raising of capital from the sale of a convertible note which occurred in January 2005 for 2 million dollars and from an investment from issuance of stock in a private placement to investors in February 2005 for of $960,000.

         The Company believes that cash and short term investments on hand at December 31, 2004, its cash flow from operations and 2005 funding will be sufficient to meet its obligation on a timely basis for the next 12 months. That conclusion is reinforced because the consolidated Company has minimal debt service, development costs incurred in prior years are expected to decline as will its cash requirements since it expects greater revenues and income from YTB operations in 2005 (and are expected to have an even greater impact in 2006).

         To the extent that the Company is contingently liable under the terms of a secured convertible note if the price falls below a specified $__.80__minimum amount (up to $278,000 in 2005 and $667,000 in 2006 and beyond but an unlikely scenario in view of the common stock's recent price run up), see
Note 6 to the 2004 financial statements.



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

Item 7. Financial Statements.


         Consolidated   financial   statements   prepared  in  accordance   with
Regulation S-B are listed in Item 13 of Part IV of this Report, are attached to this report and incorporated in this Item 7 by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None

Item 8A.  Controls and Procedures
--------  -----------------------




(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





Item 8B.  Other Information
--------  -----------------------
          None

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
-------  -----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

Directors and Executive Officers

        Set forth below is certain information concerning the directors and executive officers:

Name                                Age      Position/Title
-------                             ----        --------------


J. Lloyd Tomer                      70      Chairman of the Board of Directors

Michael Y. Brent*                   62      Director, Chief Executive Officer

Scott Tomer                         46      Director and President

Derek J. Brent*                     33      Director and Secretary

Kim Sorensen                        54      Director and Vice President

Harold L.Kestenbaum*                55      Director
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

         Mr. Derek J. Brent, a Director as well as Secretary, the son of Michael
Y. Brent, graduated from the University of Maryland in June 1993 with a Bachelor of Business Administration and Accounting, majoring in accounting. He joined the Company's predecessor in May 1993, as sales consultant. In 1996, he became Director of Sales. On December 8, 2004 Mr. Derek Brent became President of REZconnect Technologies, Inc.

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

         Mr. J. Lloyd Tomer, Chairman of the Board of Directors, is a seasoned veteran of direct sales and marketing. After spending thirteen years in the ministry, he joined the A. L. Williams Company (now known as Primerica Financial Services) in January 1981. He achieved the level of Senior National Sales Director in 1985 and maintained that position through 2001. While at A. L. Williams he built a successful sales organization numbering in the thousands, whose combined life insurance sales was measured in the billions, with assets under management of $750 million. He sold his A. L. Williams business in January 2002 to devote his marketing expertise to YourTravelBiz.com. He attended Anderson College in Anderson, Indiana.

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

         Mr. J. Kim Sorensen, a Director, brings to REZconnect Technologies, Inc. an extensive and successful business history. He has owned several businesses, and managed a multi-million dollar mixed real estate complex across from the Illinois state capital in Springfield. He was also a professional bowler and bowling proprietor from 1975-1980. He joined A. L. Williams in 1981 and earned the Sr. Vice President position in 1985. In 1990 Kim partnered with Lloyd Tomer to provide technical and management support for his growing sales organization through 2001. He is a co-founder of YourTravelBiz.com, and his expertise in computer technology has led to the development and management of many of the systems at YourTravelBiz.com.

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


Code of Ethics

         The Sarbanes-Oxley Act ("SOX") was adopted by Congress July 2002 to impose corporate governance standards and associated disclosures on publicly reporting companies. One of those requirements related to adoption of a Code of Ethics promoting, among other objectives, "...honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest..." on executive level financial and accounting people for fiscal years ending after the July 15, 2003. The Company adopted the following Code of Ethics July 10, 2003 (and revised January 6, 2005), voluntarily extending such standards to all (not just financial and accounting) executive officers of the Company and any subsidiaries.

                             YTB INTERNATIONAL, INC.
                             -----------------------
                       CODE OF BUSINESS CONDUCT AND ETHICS
                       -----------------------------------

The Board of Directors of YTB International, Inc. (with its subsidiaries, the "Company") has adopted this code of ethics (this "Code") to:

     o Promote honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest;

     o    Promote full, fair, accurate, timely and understandable disclosure;

     o Promote compliance with applicable laws and governmental rules and regulations;

     o    Ensure the protection of the Company's  legitimate business interests,
          including   corporate    opportunities,    assets   and   confidential
          information; and

     o    Deter wrongdoing.

All directors, officers and employees of the Company are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them. The Company's more detailed policies and procedures set forth in Policies and Procedures Manual are separate requirements and are not part of this Code. Any questions regarding the Code should be addressed with the Company's "Code of Ethics Contact Person," initially Michael Y. Brent.

From time to time, the Company may waive some provisions of this Code. Any waiver of the Code for executive officers or directors of the Company may be made only by the Board of Directors, acting as a committee of the whole, and must be promptly disclosed as required by SEC. Any waiver for other employees may be made only by Michael Y. Brent, in his capacity as Code of Conduct Contact person in consultation with the Board and corporate and counsel as appropriate.

Honest and Candid Conduct
-------------------------

Each director, officer and employee owes a duty to the Company to act with integrity. Integrity requires, among other things, being honest and candid. Deceit and subordination of principle are inconsistent with integrity.

Accordingly, each director, officer and employee of the Company must:

     o Act with integrity, including being honest and candid while still maintaining the confidentiality of information where required or consistent with the Company's policies.
     o Observe both the form and spirit of laws and governmental rules and regulations, accounting standards and Company policies.
     o    Adhere to a high standard of business ethics.

Conflicts of Interest
---------------------

A "conflict of interest" occurs when an individual's private interest interferes or appears to interfere with the interests of the Company. A conflict of interest can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. For example, a conflict of interest would arise if a director, officer or employee, or a member or his or her family, receives improper personal benefits as a result of his or her position in the Company. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest should be discussed with the Code of Ethics Contact Person.

Service to the Company should never be subordinated to personal gain and advantage. Conflicts of interest should, wherever possible, be avoided. Conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

     o Any significant ownership interest in any supplier, customer or client;
     o Any consulting or employment relationship with any customer or client], supplier or competitor; o Any outside business activity that detracts from an individual's ability to devote appropriate time and attention to his or her responsibilities with the Company;
     o The receipt of non-nominal gifts or excessive entertainment from any company with which the Company has current or prospective business dealings;
     o Being in the position of supervising, reviewing or having any influence on the job evaluation, pay or benefit of any immediate family member; and
     o Selling anything to the Company or buying anything from the Company, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.

Such situations, if material, should always be discussed with the Code of Ethics Contact Person. Approval of any such material transaction or relationship, including those listed above, is also required.

Anything that would present a conflict for a director, officer or employee would likely also present a conflict if it is related to a member of his or her family.

Disclosure
----------

Each director, officer or employee involved in the Company's disclosure process, including the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Chairman of the Company and any President and/or CEO of an operating subsidiary (or any officer serving a similar function) (the "Senior Officers" for these purposes), is required to be familiar with and comply with the Company's disclosure controls and procedures and internal control over financial reporting, to the extent relevant to his or her area of responsibility, so that the Company's public reports and documents files with the Securities and Exchange Commission ("SEC") comply in all material respects with the applicable federal securities laws and SEC rules. In addition, each such person having direct or supervisory authority regarding these SEC filings or the Company's other public communications concerning its general business, results, financial condition and prospects should, to the extent appropriate within his or her area of responsibility, consult with other Company officers and employees and take other appropriate steps regarding these disclosures with the goal of making full, fair, accurate, timely and understandable disclosure.

Each director, officer or employee who is involved in the Company's disclosure process, including without limitation the Senior Officers, must:
     o Familiarize himself or herself with the disclosure requirements applicable to the Company a well as the business and financial operations of the Company.
     o Not knowingly misrepresent, or cause others to misrepresent, facts about the Company to others, whether within or outside the Company, including to the Company's independent auditors, governmental regulators and self-regulatory organizations.
     o Properly review and critically analyze proposed disclosure for accuracy and completeness (or, where appropriate, delegate this task to others).

Compliance
----------

It is the Company's policy to comply with all applicable laws, rules and regulations. It is the personal responsibility of each employee, officer and director to adhere to the standards and restrictions imposed by those laws, rules and regulations.

It is against Company policy and in many circumstances illegal for a director, officer or employee to profit from undisclosed information relating to the Company or any other company. Any director, officer or employee may not purchase or sell any of the Company's securities while in possession of material nonpublic information relating to the Company. Also, any director, officer or employee may not purchase or sell securities of any other company while in possession of any material nonpublic information relating to that company.

Any director, officer or employee who is uncertain about the legal rules involving a purchase or sale of any Company securities or any securities in companies that he or she is familiar with by virtue of his or her work for the Company, should consult with the Company's securities counsel before making any such purchase of sale.

Reporting and Accountability
----------------------------

Is responsible for applying this Code to specific situations in which questions are presented to it and has the authority to interpret this Code in any particular situation. Any director, officer or employee who becomes aware of any existing or potential violation of this Code is required to notify the Code of Ethics Contact Person promptly. Failure to do so is itself a violation of this Code.

Any questions relating to how this Code should be interpreted or applied should be addressed to the Code of Ethics Contact Person. A director, officer or employee who is unsure of whether a situation violates this Code should discuss the situation with the Code of Ethics Contact Person to prevent possible misunderstandings and embarrassment at a later date.

Each director, officer or employee must:

     o Notify the Code of Ethics Contact Person promptly of any existing or potential violation of this Code.
     o Not retaliate against any other director, officer or employee for reports of potential violations that are made in good faith.

The Board, acting as a committee of the whole, in consultation with the Company's corporate counsel, shall take all action they collectively consider appropriate to investigate any reported violations. If a violation has occurred, the Company will take such disciplinary or preventive action as it deems appropriate, after consultation with the Board, in the case of a director or Senior Officer, or the Code of Ethics Contact Person in the case of any other employee.

Upon being notified that a violation has occurred, the Board of Directors or the Code of Ethics Contact Person, as the case may be, will take such disciplinary or preventive action as it deems appropriate, up to and including dismissal or, in the event of criminal or other serious violations of law, notification of appropriate governmental authorities.

All employees are reminded that, from time to time, the Company may waive some provisions of this Code. Any waiver of the Code for executive officers or directors of the Company may be made only by the Board of Directors, acting as a committee of the whole, and must be promptly disclosed as required by SEC. Any waiver for other employees may be made only by Michael Y. Brent, in his capacity as Code of Conduct Contact person in consultation with the Board and corporate and counsel as appropriate.

Corporate Opportunities
-----------------------

Directors, officers and employees owe a duty to the Company to advance the Company's business interests when the opportunity to do so arises. Directors, officers and employees are prohibited from taking (or directing to a third party) a business opportunity that is discovered through the use of corporate property, information or position, unless the Company has already been offered the opportunity and turned it down. More generally, directors, officers and employees are prohibited from using corporate property, information or position for personal gain and from competing with the Company.

Sometimes the line between personal and Company benefits is difficult to draw, and sometimes there are bother personal and Company benefits in certain activities. Directors, officers and employees who intend to make use of Company property or services in a manner not solely for the benefit of the Company should consult beforehand with the Code of Ethics Contact Person.

Confidentiality
---------------

In carrying out the Company's business, directors, officers and employees often learn confidential or proprietary information about the Company, its customers or clients, suppliers, or joint venture parties. Directors, officers and employees must maintain the confidentiality of all information so entrusted to the, except when disclosure is authorized or legally mandated. Confidential or proprietary information of the Company, and of other companies, includes any non-public information that would be harmful to the relevant company or useful or helpful to competitors if disclosed.

Fair Dealing
------------

We have a history of succeeding through honest business competition. We do not seek competitive advantages through illegal or unethical business practices. Each director, officer and employee should endeavor to deal fairly with the Company's customers or clients, service providers, suppliers, competitors and employees. No director, officer or employee should take unfair advantage of anyone through manipulation, concealment, abuse or privileged information, misrepresentation of material facts, or any unfair dealing practice.

Protection and Proper Use of Company Assets
-------------------------------------------

All directors, officers and employees should protect the Company's assets and ensure their efficient use. All Company assets should be used only for legitimate business purposes.




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

         Each of Messrs. Sorensen and Tomer receives a base annual salary of $120,000, increasing annually in $12,000 increments. They each receive an override on RTA sales and monthly fees generated by "representative position 2" of the yourtravelbiz.com sales organization equal to 50% of the monthly commissions and overrides earned by such representative position 2, paid monthly. Although Messrs. Sorensen and Tomer were not employed by the Company, for the entire fiscal year 2004, the amount of such override, which would have been received last year, was approximately $0.00 and is reasonably expected to be $60,000 for fiscal year 2005. Additionally, each of Messrs. Sorensen and Tomer receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. Sorensen and Tomer in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

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

         According to federal and state statutes, including the New York General Corporation Law, shareholders in a corporation have the right to bring class action suits in federal court to enforce their rights under federal securities laws. Shareholders who have management where the losses result from a violation of SEC rules. It should be noted, however, that it would be difficult to establish a basis for liability that we have not met these SEC standards. This is due to the broad discretion given the directors and officers of a corporation to act in our best interest.

Option/SAR Grants in Last Fiscal Year

         The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended December 31, 2004.

                                Individual Grants

            ---------------------------------------------------------
                         Number of       % of Total
                          Securities     Options Granted   Exercise
                         Underlying       Employees in     Price      Expiration
Name                  Options Granted (1)  Fiscal Year     per Share  Date
-------               --------------       --------------  ---------  ----------
Michael Y. Brent         200,000                40%        $1.00      2006
Stephanie Abrams         100,000                20%        $1.00      2006
Derek J. Brent           100,000                20%        $1.00      2006

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

         Because of certain statutory and case law relating to broad discretion granted management of company, typically directors and officers of a corporation are indemnified by and have limited monetary liability to its shareholders. Failure of management to satisfy its fiduciary responsibility to shareholders could subject management to certain claims. The following inherent or potential conflicts of interest should be considered by prospective investors before subscribing for shares.

         While we may enter into transactions with affiliates in the future, we intend to continue to enter into such transactions only at prices and on terms no less favorable to us than transactions with independent third parties. See for example, the descriptions in "Summary Executive Compensation" and
"Employment Agreement with Our Chief Executive Officer." In that context, we will require any director or officer who has a pecuniary interest in a matter being considered to recuse themselves from any negotiations. In any event, any debt instruments in the future are expected generally to prohibit us from.......

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

     (b) Exhibits

Exhibit
  No.                         Exhibits
-------                       --------


     31.1* Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2* Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1* Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2* Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   -----------------------
   * Filed herewith.

     (c) Reports on Form 8-K
         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of June , 2005.


                                 YTB International, Inc.
                                 (successor to REZconnect(R) Technologies, Inc.)

                                 /s/ Michael Y. Brent
                                 ------------------------------------
                                 Michael Y. Brent, Director and
                                 Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) in the capacities indicated on the 20th day of June , 2005.

/s/ Michael Y. Brent         Director and                          June 20, 2005

                             Chief Executive Officer
------------------------
Michael Y. Brent




/s/ J. Lloyd Tomer           Chairman of the                       June 20, 2005

                             Board of Directors
------------------------
J. Lloyd Tomer





/s/ J. Scott Tomer           Director and President                June 20, 2005


------------------------
J. Scott Tomer




/s/ J. Kim Sorensen          Director and Vice President           June 20, 2005


------------------------
J. Kim Sorensen




/s/ Derek Brent              Director, Secretary and               June 20, 2005
                             Chief Financial and Accounting Officer

------------------------
Derek Brent




/s/ Harold Kestenbaum        Director                              June 20, 2005


------------------------
Harold Kestenbaum

                          REZCONNECT TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                         REZCONNECT TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                                           Page(s)
                                                                                                           -------
Independent Auditors' Report                                                                                 F1

Financial Statements (Audited)

       Balance Sheets                                                                                        F2

       Statements of Operations                                                                              F3

       Statements of Changes in Stockholders' Equity                                                         F4

       Statements of Cash Flows                                                                              F5

Notes to Financial Statements                                                                            F6 - F22

Supplementary Schedules of General and Administrative Expenses                                              F23

Pro Forma Financial Information (Unaudited)

       Introduction to Pro Forma Consolidated Financial Statements                                          F24

       Pro Forma Consolidated Statement of Operations - 2004                                                F25

       Pro Forma Consolidated Statement of Operations - 2003                                                F26

       Notes to Pro Forma Consolidated Financial Statements                                             F27 - F30

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

May 31, 2005




                                      (F1)




                         REZCONNECT TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                                   (NOTE 12)

                                     ASSETS

                                                                                  2004            2003
                                                                          ------------    ------------

CURRENT ASSETS
      Cash ............................................................   $     25,449    $     62,718
      Available-for-sale securities ...................................        528,311         732,135
      Current portion of notes receivable .............................         24,240         112,490
      Accounts receivable (less allowance for doubtful
          accounts of $65,009 in 2004 and $4,061 in 2003) .............        383,033         255,244
      Current portion of prepaid commissions ..........................      1,716,958            --
      Loans receivable ................................................        122,195            --
      Other current assets ............................................         15,312            --
                                                                          ------------    ------------
TOTAL CURRENT ASSETS ..................................................      2,815,498       1,162,587

PROPERTY AND EQUIPMENT (NET) ..........................................         73,121            --

INTANGIBLE ASSETS (NET) ...............................................      6,458,333            --

GOODWILL ..............................................................      9,436,118            --

OTHER ASSETS
      Capitalized software costs (less accumulated amortization
         of $105,222 in 2004 and $54,557 in 2003) .....................         79,514          72,469
      Notes receivable, less current portion ..........................        137,360         637,444
      Prepaid commissions, less current portion .......................      1,845,936            --
      Security deposits and other assets ..............................         10,460          13,133
                                                                          ------------    ------------
TOTAL OTHER ASSETS ....................................................      2,073,270         723,046
                                                                          ------------    ------------

TOTAL ASSETS ..........................................................   $ 20,856,340    $  1,885,633
                                                                          ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt ............................   $     19,532    $     20,368
      Short-term notes payable ........................................        202,342            --
      Accounts payable and accrued expenses ...........................        743,743         105,776
      Current portion of deferred revenue .............................      1,737,984         112,490
                                                                          ------------    ------------
TOTAL CURRENT LIABILITIES .............................................      2,703,601         238,634

OTHER LIABILITIES
      Long-term debt, less current maturities .........................        283,221         300,802
      Deferred revenue, less current portion ..........................      1,956,324         632,862
      Security deposits ...............................................         20,920          26,266
                                                                          ------------    ------------
TOTAL OTHER LIABILITIES ...............................................      2,260,465         959,930
                                                                          ------------    ------------

TOTAL LIABILITIES .....................................................      4,964,066       1,198,564

STOCKHOLDERS' EQUITY
      Preferred stock- Series B convertible, par value $.001; 5,000,000
          shares authorized, 4,092,376 shares issued and outstanding ..          4,092            --
      Common stock, par value $.001; 20,000,000 shares authorized,
          18,976,125 and 10,879,983 shares issued and outstanding .....         18,976          10,880
      Additional paid-in capital in excess of par .....................     22,055,712       6,574,385
      Accumulated deficit .............................................     (6,186,506)     (5,898,196)
                                                                          ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ............................................     15,892,274         687,069
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $ 20,856,340    $  1,885,633
                                                                          ============    ============


       See independent auditors' report and notes to financial statements




                                      (F2)

                         REZCONNECT TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (NOTE 12)




                                                           2004            2003
                                                   ------------    ------------

REVENUE
      Franchise fees ...........................   $     97,506    $    115,280
      Franchise service and other fees .........        716,801         569,545
      Travel products and services .............      2,056,617       1,346,930
      Online travel income .....................        507,508         282,471
      Advertising and other ....................          2,571          85,862
      New RTA sales ............................         84,656            --
      Monthly maintenance fees .................        248,092            --
      Printing and administrative service fees .         54,569            --
                                                   ------------    ------------
GROSS REVENUE ..................................      3,768,320       2,400,088

LESS: RETURNS AND ALLOWANCES ...................         29,810            --
                                                   ------------    ------------

NET REVENUE ....................................      3,738,510       2,400,088

OPERATING EXPENSES
      Commissions ..............................      1,521,145         906,235
      Cost of travel services and products .....        930,519         526,141
      Depreciation and amortization ............         86,169         376,486
      Franchise services and products ..........        153,035            --
      Marketing and selling ....................        103,418          31,535
      General and administrative ...............      1,237,906         884,076
      Impairment of capitalized software costs .           --           783,207
                                                   ------------    ------------
TOTAL OPERATING EXPENSES .......................      4,032,192       3,507,680
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................       (293,682)     (1,107,592)

OTHER INCOME (EXPENSES)
      Loss from sales of short-term investments          (8,458)        (14,113)
      Interest and dividend income .............         38,096          18,225
      Interest expense .........................        (22,596)         (1,885)
                                                   ------------    ------------
TOTAL OTHER INCOME .............................          7,042           2,227
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES .......................       (286,640)     (1,105,365)

INCOME TAXES ...................................          1,670           2,118
                                                   ------------    ------------

NET LOSS .......................................   $   (288,310)   $ (1,107,483)
                                                   ============    ============

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .....   $   (288,310)   $ (1,107,483)
                                                   ============    ============

LOSS PER SHARE:
      WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING     11,867,842       9,912,983
                                                   ============    ============

      BASIC AND DILUTED LOSS PER SHARE .........   $      (0.02)   $      (0.11)
                                                   ============    ============


       See independent auditors' report and notes to financial statements




                                      (F3)


                         REZCONNECT TECHNOLOGIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (NOTE 12)




                                  Series B Convertible                                  Additional                       Total
                                     Preferred Stock            Common Stock              Paid-In      Accumulated    Stockholders'
                                -----------------------   --------------------------
                                   Shares       Amount      Shares          Amount        Capital        Deficit         Equity
                                -----------    --------   ------------   -----------  ------------    ------------     -----------

BALANCE AT JANUARY 1, 2003                - $         -  9,362,983    $      9,362   $   6,198,963   $ (4,655,773)  $     1,552,552

COMMON SHARES ISSUED
   FOR SERVICES                           -           -  1,100,000           1,100          40,900                -         242,000

NET LOSS                                  -           -          -               -               -     (1,107,483)       (1,107,483)
                                -----------   --------- ------------    -----------    ------------    ------------   --------------

BALANCE AT DECEMBER 31, 2003
   (AS ORIGINALLY REPORTED)               -           - 10,462,983          10,462       6,439,863     (5,763,256)          687,069

PRIOR PERIOD ADJUSTMENT                   -           -    417,000              418        134,522       (134,940)                -
                                -----------   --------- ------------    -----------    ------------    ------------   --------------

BALANCE AT DECEMBER 31, 2003
   (AS RESTATED)                          -           - 10,879,983          10,880       6,574,385     (5,898,196)          687,069

COMMON SHARES ISSUED
   FOR SERVICES                          -            -     166,142            166         121,504               -          121,670

ISSUANCE OF COMMON SHARES
   TO OFFICERS                           -            -     500,000            500         113,900               -          114,400

SHARES EXCHANGED IN MERGER
  WITH YOURTRAVELBIZ.COM, INC.   4,092,376        4,092   7,430,000          7,430      15,245,923               -       15,257,445

NET LOSS                                 -            -           -              -               -        (288,310)        (288,310)
                                -----------   --------- ------------    -----------    ------------    ------------   --------------

BALANCE AT DECEMBER 31, 2004     4,092,376  $     4,092  18,976,125   $     18,976   $  22,055,712   $  (6,186,506) $    15,892,274
                                ===========   ========= ============    ===========    ============    ============   ==============

       See independent auditors' report and notes to financial statements



                                      (F4)




                         REZCONNECT TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (NOTE 12)



                                                                          2004           2003
                                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ...................................................   $  (288,310)   $(1,107,483)
    Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
          Depreciation and amortization ........................        86,169        376,486
          Impairment of capitalized software costs .............          --          783,207
          Common shares issued for services ....................          --          242,000
          Provision for losses on accounts receivable ..........        60,948           --
          Loss from sales of short-term investments ............         8,458           --
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable .......      (188,737)        15,562
              Increase in other current assets .................       (15,312)          --
              Increase in security deposits and other assets ...        (2,673)        (8,181)
              Increase in accounts payable and accrued expenses         87,414         24,163
              Increase (decrease) in revenue received in advance      (613,938)       228,430
                                                                   -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...............      (865,981)       554,184

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of computer software .......................       (35,947)      (297,827)
          Principal payments received on notes and loans .......       316,139           --
          Proceeds from sales of short-term investments ........       554,804           --
          Investments in marketable securities .................      (359,438)       (20,615)
          Loans to franchisees .................................          --         (233,012)
                                                                   -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ...............       475,558       (551,454)

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of long-term debt .............       117,084           --
          Proceeds from issuance of common stock ...............           666           --
          Contributions to capital .............................       235,404           --
          Principal payments on debt ...........................          --           (3,330)
                                                                   -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ...............       353,154         (3,330)
                                                                   -----------    -----------

NET DECREASE IN CASH ...........................................       (37,269)          (600)

CASH, BEGINNING OF YEAR ........................................        62,718         63,318
                                                                   -----------    -----------

CASH, END OF YEAR ..............................................   $    25,449    $    62,718
                                                                   ===========    ===========



Supplemental disclosure of cash flow information:
Interest paid during the year ..................................   $    22,596    $      --

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


On January 4, 2005, subsequent to the New York merger between the Company and YTB, the assets of this combined entity were assigned respectively to three newly-organized privately-held Delaware corporations, respectively YourTravelBiz.com, Inc., Rezconnect Technologies, Inc. and YTB Travel Network, Inc., with each new entity becoming a wholly-owned subsidiary of the Company on that date.


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





                        See independent auditors' report


                                      (F6)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS (CONTINUED)


Each of the three aforementioned operating subsidiaries was formed to divide the Company's operations into three basic divisions. The YourTravelBiz.com, Inc. subsidiary markets online travel agencies on behalf of YTB Travel Network, Inc. by use of sales representatives. Such allows the representatives to build a linked-by-sponsorship network of representatives. The Rezconnect Technologies, Inc. subsidiary owns, maintains and develops online and other booking technologies for suppliers within the travel industry. It also franchises brick and mortar travel agencies. The YTB Travel Network, Inc. subsidiary is a travel agency which books travel transactions, collects payments and licensing fees, and pays sales commissions.


All of the Company's franchised operations are independently owned and operated. All sales of travel products by the Company are made through its independent agencies and franchisees, or through its interactive websites. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.


The Company is also engaged in the business of wholesale travel, providing products and services to its franchisees which are obtained from tour operators and cruise lines, and operates as a retail travel agency through its booking subsidiary (Rezconnect), as described in greater detail above.

The Company had signed an exclusive 20-year management agreement with YTB in 2002 to provide travel website hosting to YTB. Upon its acquisition of YTB, the contract language was modified to eliminate the 20-year exclusivity clause. No other contract terms or clauses changed as a result of the merger. Fees remain billable as per the original terms of the agreement and are recorded as intercompany transactions.


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

Basis of accounting
-------------------

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, using the accrual method. Accordingly, revenues are recorded in the period in which they are earned and expenses are recorded in the period in which they are incurred.

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


Revenue recognition
-------------------

Franchise fees
--------------
Payment of an initial franchise fee is due upon the execution of a franchise agreement with the franchisee. Such franchise fee is assessed for the right of the franchisee to conduct business by the use of resources provided by the Company. Payment may be in the form of cash, notes or a combination thereof. Revenue is deferred until all material conditions prior to the opening of a franchised business have been satisfied and all substantial doubts of collectibility have been eliminated, which is generally upon the receipt of payment. Such conditions include the selection of a site location by the franchisee and the subsequent execution of a corresponding lease agreement. The associated rights of customers and the Company's obligations over the period of the relationship are described in detail in the master franchise agreement. Additionally, fees paid are non-refundable once a site location has been selected.


In addition, referring travel agents ("RTAs") purchase business opportunities from YTB Travel Network, Inc. Each new RTA pays an initial up-front fee, plus a monthly fee thereafter, so long as the RTA remains in the system. The aggregate business license and opportunity fee revenues generated from RTAs, both initially and ongoing, far exceed the revenues generated from the Rezconnect brick and mortar franchises. For more detail, see the description of same in
Note 1.


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


Online travel income
Online travel income is recognized when earned. Income is recorded on a monthly basis based on the number of websites hosted.

                        See independent auditors' report

                                      (F8)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)
-------------------------------

Referring Travel Agent (RTA) sales and fees
YourTravelBiz.com, Inc., the entity acquired by the Company on December 8, 2004, generates revenue from the selling of online travel agencies, and from providing maintenance and training services to the new business owners of such online travel agencies. These online revenues are generated from new RTA sales and existing RTA maintenance fees. An initial up-front sign-up fee, comprised of four separate components, is required of each new RTA. However, not one of the fee components (namely, for the preparation and delivery of training materials; the establishment of a website; the setup in the online system that permits immediate tracking of RTA revenue; and also residual RTA benefits) has a standalone value or represents the culmination of a separate earnings process. As such, and in accordance with Staff Accounting Bulletin No. 104 (SAB 104) of the U.S. Securities and Exchange Commission, and with Issue No. 00-21 of the Emerging Issues Task Force, a committee established by the Financial Accounting Standards Board (FASB), the recognition of all up-front fees received from new RTA sales is deferred. Such fees are recognized as income over a period of thirty-six months, which is the average historical RTA turnover rate. The current and noncurrent deferred portions of such fees received are reflected as liabilities in the accompanying balance sheets. A 3-day right-of-return period is extended to each new RTA; after such time no refund is available. Monthly hosting and service fees are recognized in the month after the services are provided; site fees are recognized as revenue in the month that the service is provided; license fees are recognized 30 days following the expiration of the license period. The associated rights of customers and obligations of YTB over the period of the relationship are described in detail in the master franchise agreement.

Commission income
-----------------

Commissions and incentives earned from travel sales are recognized upon receipt and are recorded on a net basis. Commissions earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.


Expense recognition of commission costs
---------------------------------------
YTB incurs commission costs that are directly related to the origination of new RTA sales; sales which result in the deferral of revenue. Such incremental direct commission costs are capitalized in accordance with FASB Technical Bulletin No. 90-1 (FTB 90-1). In addition, the Company has elected to account for such commission costs in accordance with SAB 104 and FTB 90-1, by deferring and charging such costs to expense in proportion to the related revenue recognized, over the same deferral period of thirty-six months.


Concentration of credit risk
----------------------------

The Company is subject to credit risk through its cash, trade receivables, short-term investments and notes receivable. The Company maintains its cash deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund to minimize credit risk. As of December 31, 2004 and 2003, the Company's uninsured investment value totaled $428,311 and $632,135, respectively.

                        See independent auditors' report


                                      (F9)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, equipment and depreciation
------------------------------------

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed by use of straight-line and accelerated methods for both reporting and income tax purposes. Expenditures for maintenance and repairs are expensed as incurred, while renewals and improvements that extend the useful life of an asset are capitalized.


Investments in marketable securities
------------------------------------

The Company has adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain investments to be classified into the following three categories: held-to-maturity (recorded at amortized cost), available-for-sale (recorded at fair market value), and trading (recorded at fair market value). The Company classifies its marketable equity securities as "available-for-sale" securities in the current asset section of its balance sheet. Realized gains and losses, determined by use of the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported as a component of stockholders' equity, included in accumulated other comprehensive income.


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

Accounts and notes receivable
-----------------------------

The Company reflects both accounts and notes receivable at their outstanding principal balances as of the balance sheet date, as adjusted by any charge-offs or allowances established as a reserve for potentially uncollectible accounts. In 2004 the Company recorded an allowance against its notes receivable balances due from franchisees. During the year ended December 31, 2004, the Company reported an additional $44,543 of notes receivable from new franchisees.

Comprehensive income
--------------------
The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components, when the amount of such comprehensive income is considered to be material.


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


During 2004, the Company issued 900,000 shares of common stock as additional compensation to its Chief Financial Officer ("CFO"), to cover the shortfall between actual salary paid to the CFO and the agreed-upon compensation amount, pursuant to an employment agreement between the CFO and the Company. Such stock compensation covered periods served during the years 2001 through 2004. Of the 900,000 shares issued, 500,000 of which (valued at $50,400), were issued to compensate the CFO for services rendered in 2004. The remaining 400,000 shares pertained to services rendered in years 2001 through 2003, valued at $67,200 in each of those years.


Earnings (loss) per share
-------------------------

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock, where such exercise or conversion would be dilutive. For the years ended December 31, 2004 and 2003, the effects any assumed exercise of stock options and warrants on the 2004 and 2003 loss per share would be anti-dilutive and, therefore, are not included in the calculation of the Company's basic loss per share for the years ended December 31, 2004 and 2003.





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


Marketing compensation plan
---------------------------
YTB offers a compensation plan to its sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if qualified) and other bonus incentives based upon the amount of each representative's sales, or enrolled referrals. Direct sales commissions are paid on a weekly basis, based upon the amount of the previous week's sales. Residual commissions are paid on a monthly basis for active representatives, following the month earned. Bonuses are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of thirty-six months.


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
                                         =======



NOTE 5 - SHORT-TERM OBLIGATIONS

The Company assumed the following short-term debt upon the acquisition of its acquired entity on December 8, 2004:

--------------------------------------------------------------- -------------
6.25% promissory note in connection with vehicle
 purchase.  Interest and principal are payable in
 monthly installments of $1,000 for 12 months,
 due February 28, 2005.                                         $    44,254

--------------------------------------------------------------- -------------
6.25% promissory note in connection with vehicle
 purchase.  Interest and principal are payable
 in monthly installments of $1,000 for 12 months,
 due March 4, 2005.                                                  58,088
                                                                    -------
--------------------------------------------------------------- -------------
--------------------------------------------------------------- -------------
   Total                                                        $   102,342
                                                                    =======
--------------------------------------------------------------- -------------

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

Following is a summary of net rental income (expense) for the years ended December 31, 2004 and 2003:
                                                2004         2003
                                              -------      -------
 Sublease rental income                    $  160,863   $  222,646
 Less: minimum rental expense                 138,565      248,160
                                              -------      -------

    Net rental income (expense)            $   22,298   $  (25,514)
                                             ========     ========


Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having remaining terms in excess of one year as of December 31, 2004 are as follows:

        Year ending
       December 31,         Headquarters             Wal-Mart Locations
       ------------         ------------             ------------------

         2005                   $ 46,800                  $147,876
         2006                     46,860                   147,876
         2007                     46,920                   147,876
         2008                     15,600                   147,876
                                --------                ----------

         Total                $ 156,180                  $ 591,504
                               ========                 ==========

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

Employment Agreement
--------------------

During 2000, the Company entered into a five-year employment agreement with its Chief Executive Officer ("CEO"). Pursuant to this agreement, the CEO is paid an annual base salary of $200,000, with an increase of 6% per year, plus a bonus incentive equal to 10% of all initial franchise fees earned by the Company. This agreement was cancelled upon the Company's merger with YTB on December 8, 2004 (see Note 1), at such time a new five-year employment agreement with the CEO was executed (see Note 14). According to the new agreement, the CEO is paid an annual base salary of $240,000, with an increase of 6% per year. In addition, the agreement provides the CEO with certain rights in the event of a change in control of the Company.

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

A summary of stock options outstanding and exercisable as of December 31, 2004 are as follows:

-------- ------------ -------------- --------------- ------------ --------------
                          Options     Outstanding      Options    Exercisable
-------- ------------ -------------- --------------- ------------ --------------
                         Weighted-     Weighted-                    Weighted-
Exercise    Number        Average       Average        Number        Average
  Price  Outstanding  Remaining Life Exercise Price  Exercisable  Exercise Price
-------- ------------ -------------- --------------- ------------ --------------

-------- ------------ -------------- --------------- ------------ --------------
$1.00     410,000     5 Years        $1.00            351,000      $1.00
-------- ------------ -------------- --------------- ------------ --------------
$2.00      65,000     5 Years        $2.00             45,000      $2.00
-------- ------------ -------------- --------------- ------------ --------------

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

NOTE 10 - SEGMENT INFORMATION

The Company operates in the following three business segments: providing and selling management services within the travel industry, including franchising activities; developing and commercializing internet-based technology programs; and online travel store services. Although the Company operates franchises in eight foreign countries, revenue is generated from just three of the countries. Such revenue generated from these three foreign countries amounts to an insignificant and immaterial portion of the overall total revenue of the Company. Accordingly, Company management considers it impracticable to report such geographic information.


Summarized financial information concerning the Company's reportable segments is shown in the following tables. The "other" column includes corporate items not specifically allocated to the segments.

---------------------------- --------------------------- --------------------- ----------------- ---------------- ------------------
        Year Ended             Franchise and Travel-        Internet-Based      Online Travel
     December 31, 2004           Related Management      Technology Programs    Store Services         Other          Total
                                      Services
---------------------------- --------------------------- --------------------- ----------------- ---------------- ------------------
External and inter-

  segment revenue            $   2,870,924               $    302,938          $    507,508         $     57,140  $   3,738,510

---------------------------- --------------------------- --------------------- ----------------- ---------------- ------------------

Segment profit (loss)        $    (626,737)              $    (98,669)         $    469,509         $    (32,413) $    (248,530)

---------------------------- --------------------------- --------------------- ----------------- ---------------- ------------------

Total assets                 $  15,461,948               $  4,239,319          $  1,081,952         $     73,121  $  20,856,340

---------------------------- --------------------------- --------------------- ----------------- ---------------- ------------------
Capital expenditures                     -                          -          $     35,947                    -  $      35,947
---------------------------- --------------------------- --------------------- ----------------- ---------------- ------------------
Depreciation and

  amortization               $     (41,667)                         -          $    (38,714)        $     (5,788) $     (86,169)

---------------------------- --------------------------- --------------------- ----------------- ---------------- ------------------

Investment income, net                   -                          -                  -            $     29,638  $      29,638

---------------------------- --------------------------- --------------------- ----------------- ---------------- ------------------

---------------------------- --------------------- ------------------ ----------------- ------------------ ---------------
                                Franchise and       Internet-Based
        Year Ended             Travel- Related        Technology       Online Travel
     December 31, 2003            Management           Programs        Store Services         Other            Total
                                   Services
---------------------------- --------------------- ------------------ ----------------- ------------------ ---------------
External and inter-
  segment revenue            $   2,031,755         $             -    $  282,471         $    85,862        $   2,400,088
---------------------------- --------------------- ------------------ ----------------- ------------------ ---------------

Segment profit (loss)        $    (230,262)        $    (1,125,167)   $  247,946         $        -         $  (1,107,483)
---------------------------- --------------------- ------------------ ----------------- ------------------ ---------------
Total assets                 $     963,311         $             -    $  127,469         $   794,853        $   1,885,633
---------------------------- --------------------- ------------------ ----------------- ------------------ ---------------

Capital expenditures                     -                       -    $  297,827                   -       $      297,827
---------------------------- --------------------- ------------------ ----------------- ------------------ ---------------
Depreciation, amortization
  and impairment of capi-
  talized software costs                 -         $    (1,125,167)   $  (34,526)                    -     $   (1,159,693)
---------------------------- --------------------- ------------------ ----------------- ------------------ ---------------

Investment income, net                   -                    -               -          $     4,112       $        4,112

---------------------------- --------------------- ------------------ ----------------- ------------------ ---------------

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


The total cost of this acquisition exceeded the fair value of the net assets acquired and liabilities assumed by $9,436,118, which was recorded as "goodwill". In accordance with SFAS No. 142, goodwill resulting from this acquisition has been recognized, but will not be amortized. This value representing goodwill will instead be tested for impairment on an annual basis.


Following is a summary of the  allocated  cost of the Company's  acquisition  of
YTB:

                                                                Asset
                                                           (Liability)
                                                           -----------

          Property and equipment                        $      73,121
          Computer software                                     9,097
          Intangible assets (other than goodwill)           6,500,000
          Goodwill                                          9,436,118
          Short-term debt                                    (102,342)
          Accounts payable and accrued expenses              (658,549)
                                                        -------------


           Net assets acquired                         $   15,257,445
                                                           ==========


Management's primary reasons for acquiring YTB include the long-lasting business relationship between the two companies, with YTB being the primary customer of the Company. Other factors include management's belief that there is a larger growth potential as a combined company than as separate entities, among other reasons because of the referral marketing component that marketing contributes. More specifically, the merger is expected to increase travel market share in the retail sale of travel and travel-related services, a development that is unlikely using the prior brick and mortar agency business model. By acquiring marketing and combining the respective existing travel agency businesses of YTB and the Company, the merged entity provides both a new source of travel booking agencies plus an additional revenue source in the initial and ongoing monthly fees paid by the RTAs..


                        See independent auditors' report

                                      (F19)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 11 - BUSINESS COMBINATION (CONTINUED)


The estimated fair value of the identifiable assets acquired totaled $6,582,218. Goodwill was recognized in the amount of $9,436,118. Of the $6,500,000 of identifiable intangible assets acquired, $3,500,000 was assigned to trade names; $1,500,000 to internet domain names; $1,500,000 to RTA sales agreements. Of these, only the RTA sales agreements (each of which having an estimated useful life of thirty-six months) are subject to amortization. With respect to the acquired intangible assets not subject to amortization, tests for impairment will be made on an annual basis. As of December 31, 2004, the gross carrying amount and accumulated amortization of the RTA sales agreements ("agreements") was $1,500,000 and $41,667, respectively; amortization expense for the period December 8, 2004 (the date of acquisition) to December 31, 2004 totaled $41,667. Amortization expense of the agreements for the fiscal years ending December 31, 2005 and 2006 is estimated to be $500,000 in each of those years. The cost of the agreements will be fully amortized by November 30, 2007.

With respect to the acquired intangible assets recognized as assets apart from goodwill that are not subject to amortization, the respective gross carrying amounts as of December 31, 2004 are as follows: trade names - $3,500,000; internet domain names - $1,500,000. These intangibles have indefinite legal lives. As such, they are expected to contribute indefinitely to the Company's cash flows. No impairment losses have been recognized on these unamortized intangible assets.

The $9,436,118 of goodwill was assigned to the Company's business segments as follows: $7,022,105 to Franchise and Travel-Related Management Services; $1,172,679 to Internet-Based Technology Programs; and $1,241,334 to Online Travel Store Services.


The basis and method for determining the total acquisition cost of $15,257,445 included the following factors:

o YTB's  customer-base  and related  revenue stream.
o YTB's operating system.

o The number of representatives on YTB's sales force and related sales agreements.

o The estimated value of YTB, based primarily on the above-listed factors, in comparison to the market value of the Company.

The cost of goodwill and all identifiable intangible assets acquired to be amortized and deducted for tax purposes for the year ended December 31, 2004 is expected to be $88,534, which is based on current tax law that mandates use of the straight-line method over a period of 15 years for such assets. The annual amortization deduction for tax purposes is expected to be $1,062,408 each year thereafter, until each asset is fully amortized.


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

                        See independent auditors' report

                                      (F20)

                          REZCONNECT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003




NOTE 11 - BUSINESS COMBINATION (CONTINUED)

o Day-to-day control continues to reside in the Company with its Chief Executive Officer ("CEO") at the parent company level (acknowledging that each operating subsidiary has its own Board of Directors and, accordingly, a degree of operational autonomy)..

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


NOTE 12 - ACTIVITY OF ENTITY ACQUIRED IN BUSINESS COMBINATION

Included in the accounts of the Company for the year ended December 31, 2004 is the income and expense activity of YourTravelBiz.com, Inc. ("YTB"), the entity acquired via the statutory merger described in Note 1, from the date of acquisition (December 8, 2004) to December 31, 2004. Following is a summary of such activity:


  Net revenue                                                       $   357,507
  Total operating expenses (except depreciation and amortization)      (394,648)
  Total other income and expenses (net)                                  (3,039)
                                                                    -----------

      Net loss of YTB included in the accounts of the Company       $   (40,180)
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
                                                               =============


                        See independent auditors' report

                                      (F21)

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


Following the merger with YTB on December 8, 2004, the Company entered into long-term employment agreements with J. Lloyd Tomer (its Chairman), Michael Y. Brent (its CEO), Kim Sorensen (its President), Derek Brent (its Secretary) and
J. Scott Tomer (its Treasurer), collectively the "Senior Executives". Such agreements became effective on January 1, 2005 and expire December 31, 2009. Each Senior Executive is subject to confidentiality, non-raid and non-compete provisions. Mr. Brent's prior 2004 employment agreement was cancelled and superseded in the context of putting in place these nearly identical employment agreements with senior management (see Note 6). Each Senior Executive, so long as they continue to be employed by the Company, will be paid, directly or indirectly, a combination of (i) a base salary, and (ii) stock options and/or warrants, as so determined by the Board of Directors, acting as a Compensation Committee, based on the Company's financial performance. Each Senior Executive will continue to be subject to their respective confidentiality covenants and, for 3 years, their non-compete covenants. Additionally, the estate of each Senior Executive will receive a death benefit in an amount equal to one year's salary.




                        See independent auditors' report
                                      (F22)

                         REZCONNECT TECHNOLOGIES, INC.
                           SUPPLEMENTARY INFORMATION
                SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                  2004             2003
                                              -------------    -------------

General and administrative salaries         $      651,464   $      420,146
Payroll taxes                                       53,706           31,633
Auto expense                                        22,350                -
Bad debts                                            4,018           19,154
Bank fees and service charges                        6,692            2,120
Consultant fees                                     13,865           88,259
Credit card fees                                    11,719                -
Dues and subscriptions                              57,434           23,646
Employee benefits                                    6,255                -
Equipment lease                                      6,261                -
Miscellaneous                                        4,373            2,022
Office rent                                         47,138           43,792
Travel and entertainment                           113,075           76,471
Office supplies and expenses                        32,887           24,525
Printing                                             9,756           15,838
Postage and delivery                                33,821           12,118
Insurance                                           67,240           32,676
Professional fees                                   67,853           63,633
Training and recruitment                             5,056           10,000
Telephone                                           22,943           18,043
                                              -------------    -------------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES   $    1,237,906   $      884,076
                                              =============    =============



       See independent auditors' report and notes to financial statements


                                      (F23)

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


The acquisition of YTB was accounted for by the Company under the "purchase method", as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The total cost of this acquisition exceeded the fair value of the identifiable net assets acquired and liabilities assumed by $9,436,118, which was recorded as "goodwill". In accordance with SFAS No. 142, goodwill resulting from this acquisition has been recognized as an asset, but will not be amortized. Instead, the recorded value of goodwill will be tested for impairment on an annual basis. Of the $6,500,000 of identifiable intangible assets acquired, $3,500,000 was assigned to trade names; $1,500,000 to internet domain names; and $1,500,000 to RTA sales agreements. Of these, only the sales agreements (each of such agreements having an estimated useful life of thirty-six months) are subject to amortization. With respect to the acquired intangible assets not subject to amortization, tests for impairment will be made on an annual basis.


Following is a summary of the  allocated  cost of the Company's  acquisition  of
YTB:

Asset

(Liability)

      Property and equipment                          $        73,121
      Computer software                                         9,097
      Intangible assets (other than goodwill)               6,500,000
      Goodwill                                              9,436,118
      Short-term debt                                        (102,342)
      Accounts payable and accrued expenses                  (658,549)
                                                      ---------------
      Net assets acquired                          $    15,257,445
                                                      ===============

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

                                      (F24)

                         REZCONNECT TECHNOLOGIES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2004
                                  (UNAUDITED)







                                                          Rezconnect
                                                         Technologies,     YourTravel-         Pro forma        Pro forma
                                                          Inc.              Biz.com, Inc.       Adjustments    Consolidated
                                                      --------------     --------------------------------------------------


Franchise fees                                      $        97,506    $              -    $            -    $      97,506
Franchise service and other fees                            716,801                   -                 -          716,801
Travel products and services                              2,056,617                   -                 -        2,056,617
Online travel income                                        507,508                   -          (244,000)(e)      263,508
Advertising and other                                         2,571                   -                 -            2,571
New RTA sales                                                84,656           1,206,348                 -        1,291,004
Monthly maintenance fees                                    248,092           3,535,302                 -        3,783,394
Printing and administrative service fees                     54,569             777,614                 -          832,183
                                                      --------------     ---------------     -------------     ------------
                                                          3,768,320           5,519,264          (244,000)       9,043,584

Less: returns and allowances                                 29,810             424,795                 -          454,605
                                                      --------------     ---------------     -------------     ------------

                                                          3,738,510           5,094,469          (244,000)       8,588,979


Commissions                                               1,521,145           2,867,199                 -        4,388,344
Cost of travel services and products                        930,519                   -                 -          930,519
Depreciation and amortization                                86,169              92,660           382,696 (a)      561,525
Franchise services and products                             153,035                   -                 -          153,035
Marketing and selling                                       103,418                   -                 -          103,418
General and administrative                                1,237,906           2,756,542          (244,000)(e)    3,750,448
                                                      --------------     ---------------     -------------     ------------
                                                          4,032,192           5,716,401           138,696        9,887,289
                                                      --------------     ---------------     -------------     ------------

                                                           (293,682)           (621,932)         (382,696)      (1,298,310)


Loss from sales of short-term investments                    (8,458)                  -                 -           (8,458)
Interest and dividend income                                 38,096               7,261                 -           45,357
Interest expense                                            (22,596)            (50,562)                -          (73,158)
                                                      --------------     ---------------     -------------     ------------
                                                              7,042             (43,301)                -          (36,259)
                                                      --------------     ---------------     -------------     ------------

                                                           (286,640)           (665,233)         (382,696)      (1,334,569)

                                                              1,670                   -                 -            1,670
                                                      --------------     ---------------     -------------     ------------

                                                    $      (288,310)   $       (665,233)   $     (382,696)   $  (1,336,239)
                                                      ==============     ===============     =============     ============


                                                                                                             $  (1,336,239)
                                                                                                               ============


WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                                                      22,634,652
                                                                                                               ============

BASIC AND DILUTED LOSS PER SHARE                                                                               $     (0.06)
                                                                                                               ============

            See notes to pro forma consolidated financial statements

                                      (F25)

                         REZCONNECT TECHNOLOGIES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003
                                  (UNAUDITED)


                                                               Rezconnect
                                                              Technologies,      YourTravel-       Pro forma       Pro forma
                                                                   Inc.         Biz.com, Inc.     Adjustments     Consolidated
                                                             --------------    ---------------  --------------   --------------

REVENUE
     Franchise fees                                        $       115,280   $             -    $           -    $     115,280
     Franchise service and other fees                              569,545                 -                -          569,545
     Travel products and services                                1,346,930                 -                -        1,346,930
     Online travel income                                          282,471                 -         (122,000)(e)      160,471
     Advertising and other                                          85,862                 -                -           85,862
     New RTA sales                                                       -           551,849                -          551,849
     Monthly maintenance fees                                            -         1,797,478                -        1,797,478
     Printing and administrative service fees                            -           133,216                -          133,216
                                                             --------------    --------------     ------------     ------------
GROSS REVENUE                                                    2,400,088         2,482,543         (122,000)       4,760,631

     Less: returns and allowances                                        -           151,094                -          151,094
                                                             --------------    --------------     ------------     ------------

NET REVENUE                                                      2,400,088         2,331,449         (122,000)       4,609,537

OPERATING EXPENSES
     Commissions                                                   906,235           808,264                -        1,714,499
     Cost of travel services and products                          526,141                 -                -          526,141
     Depreciation and amortization                                 376,486            98,753          418,270 (a)      893,509
     Marketing and selling                                          31,535            27,549                -           59,084
     General and administrative                                    884,076         1,610,328         (122,000)(e)    2,372,404
     Impairment of capitalized software costs                      783,207                 -                -          783,207
                                                             --------------    --------------     ------------     ------------
TOTAL OPERATING EXPENSES                                         3,507,680         2,544,894          296,270        6,348,844
                                                             --------------    --------------     ------------     ------------

LOSS FROM OPERATIONS                                            (1,107,592)         (213,445)        (418,270)      (1,739,307)

OTHER INCOME (EXPENSES)
     Loss from sales of short-term investments                     (14,113)                -                -          (14,113)
     Interest and dividend income                                   18,225             6,672                -           24,897
     Interest expense                                               (1,885)         (196,692)               -         (198,577)
                                                             --------------    --------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSES)                                        2,227          (190,020)               -         (187,793)
                                                             --------------    --------------     ------------     ------------

LOSS BEFORE INCOME TAXES                                        (1,105,365)         (403,465)        (418,270)      (1,927,100)

INCOME TAX (BENEFIT)
     Current                                                         2,118                 -                -            2,118
     Deferred                                                            -          (137,005)               -         (137,005)
                                                             --------------    --------------     ------------     ------------
TOTAL INCOME TAX (BENEFIT)                                           2,118          (137,005)               -         (134,887)
                                                             --------------    --------------     ------------     ------------

NET LOSS                                                   $    (1,107,483)  $      (266,460)   $    (418,270)   $  (1,792,213)
                                                             ==============    ==============     ============     ============


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                                       $  (1,792,213)
                                                                                                                   ============

LOSS PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                                                     22,101,959
                                                                                                                   ============

     BASIC AND DILUTED LOSS PER SHARE                                                                            $       (0.08)
                                                                                                                   ============


            See notes to pro forma consolidated financial statements


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

     1. The following pro forma adjustments summarize the adjustments made to the pro forma statements of operations for the years ended December 31, 2004 and 2003:


     (a) The 2004 and 2003 depreciation and amortization adjustments reflect these expenses as if the acquisition of YTB had occurred and been completed as of January 1, 2004 and 2003, respectively. Depreciation and amortization are computed via the straight-line method over the following estimated useful lives of the related assets:

            Vehicles and equipment                              5 to 7 years
            Furniture and fixtures                                   7 years
            Computer software and RTA sales agreements               3 years

              Allocation of the purchase price of all tangible assets acquired is as follows:


                                     Allocated                     Allocated
            Asset                    Percentage                     Amount
            -----                    ----------                     ------

            Vehicles                      59%                     $   48,508
            Equipment                     20%                         16,444
            Furniture and fixtures        10%                          8,222
            Computer software             11%                          9,044
                                        -----                       --------

                  Total                  100%                     $   82,218
                                        ====                          ======


              Charges to 2004 and 2003 depreciation and amortization expense as if the acquisition of YourTravelBiz.com, Inc. had occurred and been completed as of January 1, 2004 and 2003, respectively, are as follows:


                                     Estimated                 Depreciation/
                                    Useful Life                Amortization
            Asset                    (years)                      Expense


            Vehicles and equipment    5 to 7                     $ 12,833
            Furniture and fixtures      7                           1,175
            Computer software           3                           3,015
            RTA Sales agreements        3                         500,000
                                                                  -------

                    Total                                     $   517,023
                                                                  =======


                   See notes to pro forma financial statements

                                      (F27)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)




     (a) Depreciation and amortization adjustments (continued)
         -----------------------------------------------------


                                                                               2004           2003
                                                                           ---------      ---------
         Depreciation and amortization expense as if the acquisition of YourTravelBiz.com, Inc. had occurred and been completed
         as of January 1 (as calculated on the preceding page)             $ 517,023      $ 517,023

         Less: amount recorded by YourTravelBiz.com, Inc.                    (92,660)       (98,753)

         Less: amount recorded by Rezconnect Technologies, Inc.              (41,667)       (  -0- )
                                                                           ---------      ---------

         Total depreciation and amortization adjustments                  $ 382,696      $ 418,270
                                                                            =======        =======




     (b) Revenue adjustments
         -------------------

         Following   is   a   composition   of   the   total   revenue   of
         YourTravelBiz.com, Inc. for the period December 8, 2004 to December 31, 2004 that is included in the 2004 pro forma results of operations of Rezconnect Technologies, Inc.:


            New RTA sales                                     $       84,656
            Monthly maintenance fees                                 248,092
            Printing and administrative service fees                  54,569
                                                                   ---------
                                                                     387,317

            Less: returns and allowances                             (29,810)
                                                                   ---------

                 Total revenue adjustments - 2004              $     357,507
                                                                     =======




     (c) Operating expense adjustments
         -----------------------------

         Following represents operating expenses (other than depreciation and amortization) of YourTravelBiz.com, Inc. for the period December 8, 2004 to December 31, 2004 that are included in the 2004 pro forma results of operations of Rezconnect Technologies,
         Inc.:


            Commissions                                         $    201,207
            General and administrative                               193,441
                                                                    --------

             Total other operating expense adjustments          $    394,648
                                                                    ========



                   See notes to pro forma financial statements


                                      (F28)

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


     (d) Other income and expense adjustments
         ------------------------------------

         The following represents other (non-operational) items of income and expense of YourTravelBiz.com, Inc. for the period December 8, 2004 to December 31, 2004 that are included in the 2004 pro forma results of operations of Rezconnect Technologies, Inc.:

            Investment income                                    $       509
            Interest expense                                          (3,548)
                                                                     -------
                   Total other income and expense adjustments    $    (3,039)
                                                                     ========

     (e) Eliminating adjustments
         -----------------------

                  Online travel income of Rezconnect Technologies, Inc., and the corresponding administrative expense of YourTravelBiz.com, Inc., has been eliminated in pro forma consolidation to adjust for the income earned and the related expense incurred between the two entities. This amount totaled $244,000 and $122,000 in 2004 and 2003, respectively. A service contract exists between the two entities whereby the Company provides travel website hosting to YTB, at a fee of $5.00 per website per month.

     2. Recurring expenses
        ------------------


          Commission costs are incurred and paid monthly based on a pre-determined formula based on a percentage of sales. These costs are capitalized and charged to expense over a period of thirty-six months, in proportion to the related revenue recognized.


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

                                      (F29)

                          REZCONNECT TECHNOLOGIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


     4. Earnings (loss) per share
        -------------------------


          Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock, where such exercise or conversion would be dilutive. For the years ended December 31, 2004 and 2003, the effects any assumed exercise of stock options and warrants on the 2004 and 2003 loss per share would be anti-dilutive and, therefore, are not included in the calculation of the Company's basic loss per share for the years ended December 31, 2004 and 2003.

          However, the 4,092,376 shares of the Company's Series B convertible preferred stock that were issued on December 8, 2004 (and subsequently converted into common shares on January 9, 2005) are considered to be common stock equivalents on the date of original issuance.
          Accordingly, all 4,092,376 shares of the Company's Series B convertible preferred stock are included in the calculation of the Company's pro forma weighted-average number of common shares outstanding as of January 1, 2004 and 2003, and also in the calculation of the pro forma loss per common share for the years ended December 31, 2004 and 2003. As such, the pro forma weighted-average number of common shares used in the calculation of the 2004 and 2003 pro forma loss per common share is 22,634,652 and 22,101,959, respectively.

     5. Employment agreements
        ---------------------

          Revised employment agreements, becoming effective on January 1, 2005, were entered into with senior management. The effects of these revised agreements with the Company executives are immaterial to pro forma presentation.










                   See notes to pro forma financial statements

                                      (F30)

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

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)





                                                                         Page(s)
                                                                         -------

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


We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of YTB International, Inc. (formerly Rezconnect Technologies, Inc.) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our reissued report dated May 31, 2005, we expressed an unqualified opinion on those consolidated financial statements.





Dischino & Associates, P.C.
Certified Public Accountants
 and Business Consultants

Fairfield, New Jersey
May 23, 2005

June 6, 2005

                                       (1)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2005 AND 2004
                                  (UNAUDITED)
                                     ASSETS

                                                                                     2005           2004
                                                                                ------------    ------------

 CURRENT ASSETS
      Cash ..................................................................   $  1,567,831    $     43,866
      Available-for-sale securities .........................................      1,484,231         709,831
      Current portion of notes receivable ...................................         52,766         112,748
      Accounts receivable (less allowance for doubtful
          accounts of $65,009 in 2005 and $74,061 in 2004) ..................        389,167         261,625
      Loans receivable ......................................................        336,359            --
      Current portion of prepaid commissions ................................      2,060,514            --
      Other current assets ..................................................        301,765            --
                                                                                ------------    ------------
 TOTAL CURRENT ASSETS .......................................................      6,192,633       1,128,070

 PROPERTY AND EQUIPMENT (NET) ...............................................         70,381            --

 INTANGIBLE ASSETS (NET) ....................................................      6,333,333            --

 GOODWILL ...................................................................      9,436,118            --

 OTHER ASSETS
      Capitalized software costs (less accumulated amortization
         of $113,480 in 2005 and $65,670 in 2004) ...........................         62,159          68,082
      Notes receivable, less current portion ................................        300,009         638,908
      Prepaid commissions, less current portion .............................      2,283,409            --
      Security deposits and other assets ....................................         10,460          13,133
                                                                                ------------    ------------
 TOTAL OTHER ASSETS .........................................................      2,656,037         720,123
                                                                                ------------    ------------

 TOTAL ASSETS ...............................................................   $ 24,688,502    $  1,848,193
                                                                                ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Current maturities of long-term debt ..................................   $     49,340    $     18,738
      Short-term notes payable ..............................................         97,962            --
      Accounts payable and accrued expenses .................................        575,846         103,090
      Current portion of deferred revenue ...................................      2,080,226         112,061
      Other current liabilities .............................................         12,016            --
                                                                                ------------    ------------
 TOTAL CURRENT LIABILITIES ..................................................      2,815,390         233,889

 OTHER LIABILITIES
      Long-term debt, less current maturities ...............................      2,420,313         297,942
      Deferred revenue, less current portion ................................      2,495,111         635,013
      Security deposits .....................................................         20,920          26,266
                                                                                ------------    ------------
 TOTAL OTHER LIABILITIES ....................................................      4,936,344         959,221
                                                                                ------------    ------------

 TOTAL LIABILITIES ..........................................................      7,751,734       1,193,110

 STOCKHOLDERS' EQUITY
      Common stock, par value $.001; 50,000,000 and 20,000,000 shares
          authorized; 24,094,153 and 10,879,983 shares issued and outstanding         24,094          10,880
      Additional paid-in capital in excess of par ...........................     24,567,872       6,574,385
      Accumulated deficit ...................................................     (7,653,950)     (5,930,182)
      Accumulated other comprehensive income ................................         (1,248)           --
                                                                                ------------    ------------
 TOTAL STOCKHOLDERS' EQUITY .................................................     16,936,768         655,083
                                                                                ------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $ 24,688,502    $  1,848,193
                                                                                ============    ============



 See independent accountants' review report and notes to financial statements

                                     (2)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004
                                   (AUDITED)



                                     ASSETS

CURRENT ASSETS
    Cash                                                    $       25,449
    Available-for-sale securities                                  528,311
    Current portion of notes receivable                             24,240
    Accounts receivable (less allowance for
        doubtful accounts of $65,009)                              383,033
    Current portion of prepaid commissions                       1,716,958
    Loans receivable                                               122,195
    Other current assets                                            15,312
                                                              -------------
TOTAL CURRENT ASSETS                                             2,815,498

PROPERTY AND EQUIPMENT (NET)                                        73,121

INTANGIBLE ASSETS (NET)                                          6,458,333

GOODWILL                                                         9,436,118

OTHER ASSETS
    Capitalized software costs (less accumulated
       amortization of $105,222)                                    79,514
    Notes receivable, less current portion                         137,360
    Prepaid commissions, less current portion                    1,845,936
    Security deposits and other assets                              10,460
                                                              -------------
TOTAL OTHER ASSETS                                               2,073,270
                                                              -------------
TOTAL ASSETS                                                $   20,856,340
                                                              =============


 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                    $       19,532
    Short-term notes payable                                       202,342
    Accounts payable and accrued expenses                          743,743
    Current portion of deferred revenue                          1,737,984
                                                              -------------
TOTAL CURRENT LIABILITIES                                        2,703,601

OTHER LIABILITIES
    Long-term debt, less current maturities                        283,221
    Deferred revenue, less current portion                       1,956,324
    Security deposits                                               20,920
                                                              -------------
TOTAL OTHER LIABILITIES                                          2,260,465
                                                              -------------

TOTAL LIABILITIES                                                4,964,066

STOCKHOLDERS' EQUITY
    Preferred stock- Series B convertible, par value
        $.001; 5,000,000 shares authorized, 4,092,376
        shares issued and outstanding                                4,092
    Common stock, par value $.001; 20,000,000 shares
        authorized, 18,976,125 shares issued and outstanding        18,976
    Additional paid-in capital in excess of par                 22,055,712
    Accumulated deficit                                         (6,186,506)
                                                              -------------
TOTAL STOCKHOLDERS' EQUITY                                      15,892,274
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   20,856,340
                                                              =============



  See independent accountants' review report and notes to financial statements



                                      (3)



                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)


                                                                2005            2004
                                                        ------------    ------------

 REVENUE
     Commissions ....................................   $    233,185    $       --
     Franchise fees .................................          2,139           3,745
     Franchise service and other fees ...............         74,273         139,542
     Travel products and services ...................        784,105         325,794
     Online travel income ...........................        184,441         106,953
     Advertising and other ..........................         39,927           2,349
     New RTA sales ..................................        513,602            --
     Monthly maintenance fees .......................      1,449,456            --
     Printing and administrative service fees .......        395,879            --
                                                        ------------    ------------
 GROSS REVENUE ......................................      3,677,007         578,383

 LESS: RETURNS AND ALLOWANCES .......................        129,813            --
                                                        ------------    ------------

 NET REVENUE ........................................      3,547,194         578,383

 OPERATING EXPENSES
     Commissions ....................................      1,411,303         199,807
     Cost of travel services and products ...........        232,634          80,108
     Depreciation and amortization ..................        145,347          11,112
     Marketing and selling ..........................           --            14,874
     General and administrative .....................      1,523,002         302,064
                                                        ------------    ------------
 TOTAL OPERATING EXPENSES ...........................      3,312,286         607,965
                                                        ------------    ------------

 INCOME (LOSS) FROM OPERATIONS ......................        234,908         (29,582)

 OTHER INCOME (EXPENSES)
     Gain (loss) from sales of short-term investments         (5,671)            536
     Interest and dividend income ...................          7,228           3,314
     Interest expense ...............................        (19,714)         (5,297)
                                                        ------------    ------------
 TOTAL OTHER EXPENSES ...............................        (18,157)         (1,447)
                                                        ------------    ------------

 INCOME (LOSS) BEFORE INCOME TAXES ..................        216,751         (31,029)

 INCOME TAXES .......................................          2,386             957
                                                        ------------    ------------

 NET INCOME (LOSS) ..................................   $    214,365    $    (31,986)
                                                        ============    ============

 NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $    214,365    $    (31,986)
                                                        ============    ============

 BASIC EARNINGS (LOSS) PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING .....     22,760,206       9,912,983
                                                        ============    ============

     BASIC EARNINGS (LOSS) PER SHARE ................   $       0.01    $      (0.00)
                                                        ============    ============

 DILUTED EARNINGS (LOSS) PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
         AND DILUTIVE POTENTIAL COMMON SHARES .......     24,581,917       9,912,983
                                                        ============    ============

     DILUTED EARNINGS (LOSS) PER SHARE ..............   $       0.01    $      (0.00)
                                                        ============    ============

 See independent accountants' review report and notes to financial statements

                                     (4)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)


                                  Series B Convertible                                  Additional                       Total
                                     Preferred Stock            Common Stock              Paid-In      Accumulated    Stockholders'
                                -----------------------   --------------------------
                                   Shares       Amount      Shares          Amount        Capital        Deficit         Equity
                                -----------    --------   ------------   -----------  ------------    ------------     -----------
BALANCE AT JANUARY 1, 2005        4,092,376  $    4,092     18,976,125   $    18,976  $ 22,055,712  $   (6,186,506)  $  15,892,274

EQUITY RECLASSIFICATIONS RELATED
 TO MERGER AND RE-INCORPORATION      -              -              -              -      1,681,809      (1,681,809)           -

CONVERSION OF PREFERRED STOCK
     TO COMMON STOCK             (4,092,376)     (4,092)     4,092,376         4,092           -               -              -

COMMON SHARES ISSUED
     FOR SERVICES                    -              -           88,152            88        81,289             -           81,377

COMMON SHARES ISSUED
     THROUGH PRIVATE
     PLACEMENT MEMORANDUM            -              -          937,500           938       749,062             -           750,000

UNREALIZED HOLDING LOSSES
     ARISING DURING THE PERIOD       -              -              -              -              -             -            (1,248)

NET INCOME                           -              -              -              -              -         214,365         214,365
                                -----------   --------- ------------    -----------    ------------    ------------   --------------

BALANCE AT MARCH 31, 2005            -       $      -       24,094,153   $    24,094  $ 24,567,872  $   (7,653,950)  $  16,936,768
                                ===========   =========   ============   ===========    ============    ============  ==============



BALANCE AT JANUARY 1, 2004           -       $      -       10,879,983        10,880  $  6,574,385 $    (5,898,196)  $     687,069

NET LOSS                             -              -              -             -              -          (31,986)        (31,986)
                                -----------   ---------   ------------   -----------    ------------    ------------  --------------

BALANCE AT MARCH 31, 2004            -       $      -       10,879,983   $    10,880  $  6,574,385  $    (5,930,182) $     655,083
                                ===========   =========   ============   ===========    ============    ============  ==============



 See independent accountants' review report and notes to financial statements


                                     (5)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)



                                                                            2005           2004
                                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss) ..............................................   $   214,365    $   (31,986)
  Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Depreciation and amortization ...........................       145,347         11,112
         Common shares issued for services .......................        81,377           --
         Loss (gain) from sales of short-term investments ........         5,671           (536)
         Changes in assets and liabilities:
             Increase in accounts receivable .....................        (6,134)        (6,381)
             Increase in prepaid commissions .....................      (781,029)          --
             Increase in other current assets ....................      (286,453)          --
             Decrease in accounts payable and accrued expenses ...      (167,897)        (2,685)
             Increase in revenue received in advance .............       881,029          1,722
             Increase in other current liabilities ...............        11,764           --
                                                                     -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..................        98,040        (28,754)

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for software license fee and costs of development          --           (6,726)
         Proceeds from sales of short-term investments ...........       172,042         22,840
         Investments in marketable securities ....................    (1,134,881)          --
         Loans to franchisees and others, net ....................      (405,339)        (1,722)
                                                                     -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .................    (1,368,178)        14,392

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt ................     2,140,721           --
         Proceeds from issuance of common stock ..................       750,000           --
         Principal payments on debt ..............................       (78,201)        (4,490)
                                                                     -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .................     2,812,520         (4,490)
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH ..................................     1,542,382        (18,852)

CASH, BEGINNING OF PERIOD ........................................        25,449         62,718
                                                                     -----------    -----------

CASH, END OF PERIOD ..............................................   $ 1,567,831    $    43,866
                                                                     ===========    ===========



Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest .......................................................   $    19,714    $     5,297
  Income taxes ...................................................   $     2,386    $       957




 See independent accountants' review report and notes to financial statements


                                     (6)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS


YTB International, Inc. ("YTBL", or the "Company") and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc. ("YTB"), Rezconnect Technologies, Inc. ("Rezconnect") and YTB Travel Network, Inc. ("YTB Travel"), (sometimes hereafter collectively referred to as the "Company"), are the entities that resulted from a corporate reorganization that took place on January 4, 2005. On that date, YTBL re-incorporated in the State of Delaware, while simultaneously effecting a name change, by means of a "downstream merger" between itself (then incorporated in the State of New York under its former name of Rezconnect Technologies, Inc., hereinafter referred to as "the former Rezconnect" when incorporated as such), and a Delaware corporation named YTB International, Inc. YTBL then changed its name to YTB International, Inc. following the merger of the two entities.


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


On  January  4,  2005,  subsequent  to the New York  merger  between  the former
Rezconnect   and  YTB,  the  assets  of  this  combined   entity  were  assigned
respectively  to three  newly-organized  privately-held  Delaware  corporations, respectively YourTravelBiz.com, Inc., Rezconnect Technologies, Inc. and YTB Travel Network, Inc., with each new entity becoming a wholly-owned subsidiary of the former Rezconnect on that date. It was also on this date, subsequent to the merger between the former Rezconnect and YTB, that YTBL was formed via the Delaware merger discussed above. As a consequence of this Delaware merger and associated re-incorporation, YTBL became the successor to the former Rezconnect Technologies, Inc. and its three aforementioned subsidiaries, with each subsidiary becoming a wholly-owned subsidiary of YTBL on January 4, 2005.


Following the re-incorporation of the former Rezconnect to the now current YTB International, Inc., and a corresponding increase in the number of its authorized common shares from 20,000,000 to 50,000,000, each share of the aforementioned Series B convertible preferred stock was converted into one share of YTBL common stock on January 9, 2005.


The Company provides internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry, and is also a full-service provider of discount travel products and services to the leisure and small business traveler. The Company operates under various trade names, including "Your Travel Biz", "YTBnet.com", "Travel Network", "Global Travel Network" and "Travel Network Vacation Central", as well as internet websites "Bookmytravel.com", "REZconnect.com" and "RezCity.com". The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of New Jersey. Two of its subsidiaries maintain administrative offices in the State of Illinois.


                   See independent accountants' review report


                                       (7)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)


Each of the three aforementioned operating subsidiaries was formed to divide the Company's operations into three basic divisions. The YourTravelBiz.com, Inc. subsidiary markets online travel agencies on behalf of YTB Travel Network, Inc. by use of sales representatives. Such allows the representatives to build a linked-by-sponsorship network of representatives. The Rezconnect Technologies, Inc. subsidiary owns, maintains and develops online and other booking technologies for suppliers within the travel industry. It also franchises brick and mortar travel agencies. The YTB Travel Network, Inc. subsidiary is a travel agency which books travel transactions, collects payments and licensing fees, and pays sales commissions.


All of the Company's franchised operations are independently owned and operated. All sales of travel products by the Rezconnect subsidiary are made through its independent agencies and franchisees, or through its interactive websites. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.


The Company is also engaged in the business of wholesale travel, providing products and services to its franchisees which are obtained from tour operators and cruise lines, and operates as a retail travel agency through its booking subsidiary (Rezconnect), as described in greater detail above.


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

Revenue recognition
-------------------

Franchise fees
--------------
Payment of an initial franchise fee is due upon the execution of a franchise agreement with the franchisee. Such franchise fees are charged for the right of the franchisee to conduct business by the use of resources provided by the Rezconnect subsidiary. Payment may be in the form of cash or notes, or in a combination thereof. Revenue is deferred until all material conditions prior to the opening of a franchised business have been satisfied and all substantial doubts of collectibility have been eliminated, the culmination of which is generally upon the receipt of payment. Such conditions include the selection of a site location by the franchisee and the subsequent execution of a corresponding lease agreement. The associated rights of customers and Rezconnect's obligations over the period of the relationship are described in detail in the master franchise agreement. Such franchise fees are non-refundable once a site location has been selected by the franchisee.


In addition, referring travel agents ("RTAs") purchase business opportunities from YTB Travel. Each new RTA pays an initial up-front fee, plus a monthly fee thereafter, so long as the RTA remains in the system. The aggregate business license and opportunity fee revenues generated from RTAs, both initially and ongoing, far exceed the revenues generated from the Rezconnect brick and mortar franchises. For more detail, see the description of same in Note 1.


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

                                       (9)

                   YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)
-------------------------------


Referring Travel Agent (RTA) sales and fees
YourTravelBiz.com, Inc. (YTB), the entity acquired by the former Rezconnect on December 8, 2004, generates revenue from the selling of online travel agencies, and from providing maintenance and training services to the new business owners of such online travel agencies. These online revenues are generated from new RTA sales and existing RTA maintenance fees. An initial up-front sign-up fee, comprised of four separate components, is required of each new RTA. However, not one of the fee components (namely, for the preparation and delivery of training materials; the establishment of a website; the setup in the online system that permits immediate tracking of RTA revenue; and also residual RTA benefits) has a standalone value or represents the culmination of a separate earnings process. As such, and in accordance with Staff Accounting Bulletin No. 104 (SAB 104) of the U.S. Securities and Exchange Commission, and with Issue No. 00-21 of the Emerging Issues Task Force, a committee established by the Financial Accounting Standards Board (FASB), the recognition of all up-front fees received from new RTA sales is deferred. Such fees are recognized as income over a period of thirty-six months, which is the average historical RTA turnover rate. The current and noncurrent deferred portions of such fees received are reflected as liabilities in the consolidated balance sheets. A 3-day right-of-return period is extended to each new RTA; after such time no refund is available. Monthly hosting and service fees are recognized in the month after the services are provided; site fees are recognized as revenue in the month that the service is provided; license fees are recognized 30 days following the expiration of the license period. The associated rights of customers and obligations of YTB over the period of the relationship are described in detail in the master franchise agreement.


Commission income
-----------------
Commissions and incentives earned from travel sales are recognized upon receipt and are recorded on a net basis. Commissions earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Expense recognition of commission costs
---------------------------------------

YTB incurs commission costs that are directly related to the origination of new RTA sales; sales which result in the deferral of revenue. Such incremental direct commission costs are capitalized in accordance with FASB Technical Bulletin No. 90-1 (FTB 90-1). In addition, the Company has elected to account for such commission costs in accordance with SAB 104 and FTB 90-1, by deferring and charging such costs to expense in proportion to the related revenue recognized, over the same deferral period of thirty-six months.


Concentration of credit risk
----------------------------
The Company is subject to credit risk through its cash, trade receivables, short-term investments and notes receivable. Credit risk with respect to cash is minimized, as deposits are maintained in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund to minimize credit risk. As of March 31, 2005 the Company's uninsured cash balances totaled $1,044,278.

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


During 2004, the former Rezconnect issued 900,000 shares of its common stock as additional compensation to its Chief Financial Officer ("CFO"), to cover the shortfall between actual salary paid to the CFO and the agreed-upon compensation amount, pursuant to an employment agreement between the CFO and the Company. Such stock compensation covered periods served during the years 2001 through 2004. Of the 900,000 shares issued, 500,000 of which (valued at $50,400), were issued to compensate the CFO for services rendered in 2004. The remaining 400,000 shares pertained to services rendered in years 2001 through 2003, valued at $67,200 in each of those years.


Earnings (loss) per share
-------------------------

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock, where such exercise or conversion would be dilutive. For the three-month period ended March 31, 2005, the effect on the basic earnings per share by the incremental shares issued from the assumed exercise of stock options and warrants (amounting to 1,821,711 shares, as determined by use of the "treasury stock method" prescribed by FASB Statement No. 128) would be dilutive and, therefore, are included in the calculation of the Company's diluted earnings per share for that period. Such incremental increase in the number of common shares would have an anti-dilutive effect on the basic loss per share for the three-month period ended March 31, 2004.


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

Marketing compensation plan
---------------------------

YTB offers a compensation plan to its sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if qualified) and other bonus incentives based upon the amount of each representative's sales, or enrolled referrals. Direct sales commissions are paid on a weekly basis, based upon the amount of the previous week's sales. Residual commissions are paid on a monthly basis for active representatives, following the month earned. Bonuses are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of thirty-six months.



NOTE 3 - LONG-TERM DEBT

On January 11, 2002, as a result of the events of September 11, 2001, the former Rezconnect borrowed $324,500 from the United States Small Business Administration ("SBA") under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company's Chief Executive Officer, and is collateralized by the accounts receivable and property and equipment of the Company. The outstanding loan balance as of March 31, 2005 and 2004 was $294,932 and $316,680, respectively.



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

During 2004, the former Rezconnect acquired a software license right to conduct its online franchise business. The total cost of this software license right was $45,000. An option to make installment payments of $9,000 per year for five years, at the prevailing rate of interest, was granted by the provider. The note is secured by various Company assets. The outstanding balance due on this note totaled $34,000 as of March 31, 2005.


During December 2004, the former Rezconnect entered into an agreement with an investor to raise an additional $2,000,000 of capital, via a convertible term note ("Note"), with a condition to subordinate its SBA loan of approximately $300,000 to YTB. Such Note was executed and subordinated on February 7, 2005. Under the terms of the agreement, repayment is to be made either in the form of cash or stock, or in a combination thereof. The investor has the right to convert the Note into common shares of YTB International, Inc. ("YTBL"), in addition to exercising rights under a warrant issued to acquire up to, in the aggregate, 3,000,000 common shares of YTBL. The Company (that is, YTBL) is liable under the terms of this agreement for the approximate maximum amount of $278,000 in 2005, should the quoted market price of its stock fall below a specified minimum amount. Such maximum liability would approximate $667,000 per year in years 2006 and beyond, should such stock price fall below the specified minimum. The balance owed on this Note as of March 31, 2005 remained at $2,000,000.



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

Following is a summary of net rental income (expense) for the three months ended March 31, 2005 and 2004:


                                          2005           2004
                                         ------         ------

    Sublease rental income           $   37,569     $   44,887
    Less: minimum rental expense         31,440         51,240
                                         ------         ------

       Net rental income (expense)   $    6,129     $   (6,353)
                                        =======        =======



                   See independent accountants' review report
                                      (16)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS (CONTINUED)
Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having remaining terms in excess of one year as of March 31, 2005 are as follows:

     Twelve months
    ending March 31,        Headquarters      Wal-Mart Locations
    ----------------        ------------      ------------------

      2006                  $    46,815             $  147,876
      2007                       46,875                147,876
      2008                       46,890                147,876
                               --------              ----------

            Total           $   140,580             $  443,628
                               ========               ========

Other Lease
-----------
The former Rezconnect assumed a lease of its acquiree for copy machines under non-cancelable operating leases expiring in calendar year 2006. Future minimum payments in excess of one year are approximated as follows:
                     Twelve months
                    ending March 31,                   Amount
                    ----------------                   ------

                         2006                      $    7,914
                         2007                           5,936
                                                      -------

                             Total                  $  13,850
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

Employment Agreements with Senior Management
Following the merger with YTB on December 8, 2004, the former Rezconnect entered into long-term employment agreements with J. Lloyd Tomer (its Chairman), Michael
Y. Brent (its CEO), Kim Sorensen (its President), Derek Brent (its Secretary) and J. Scott Tomer (its Treasurer), collectively the "Senior Executives". Such agreements commenced on January 1, 2005 and expire December 31, 2009. Each
Senior Executive is subject to confidentiality, non-raid and non-compete provisions. (Mr. Brent's prior 2004 employment agreement was cancelled and superseded in the context of putting in place these nearly identical employment agreements with senior management). Each Senior Executive, so long as they continue to be employed by the Company, will be paid, directly or indirectly, a combination of (i) a base salary, and (ii) stock options and/or warrants, as so determined by the Board of Directors, acting as a Compensation Committee, based on the Company's financial performance. Each Senior Executive will continue to be subject to their respective confidentiality covenants and, for 3 years, their non-compete covenants. Additionally, the estate of each Senior Executive will receive a death benefit in an amount equal to one year's salary.

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

A summary of stock options outstanding and exercisable as March 31, 2005 are as follows:

--------- ------------ -------------- -------------- ----------- ---------------
                          Options     Outstanding       Options    Exercisable
--------- ------------ -------------- -------------- ----------- ---------------
                          Weighted-     Weighted-                  Weighted-
Exercise     Number        Average       Average       Number       Average
  Price   Outstanding  Remaining Life Exercise Price Exercisable Exercise Price
--------- ------------ -------------- -------------- ----------- ---------------
--------- ------------ -------------- -------------- ----------- ---------------
$1.00     410,000      5 Years        $1.00          351,000     $1.00
--------- ------------ -------------- -------------- ----------- ---------------
$2.00       65,000     5 Years        $2.00           45,000     $2.00
--------- ------------ -------------- -------------- ----------- ---------------

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

NOTE 9 - SEGMENT INFORMATION
The Company operates in the following three business segments: providing and selling management services within the travel industry, including franchising activities; developing and commercializing internet-based technology programs; and online travel store services. Although the Company operates franchises in eight foreign countries, revenue is generated from just three of the countries. Such revenue generated from these three foreign countries amounts to an insignificant and immaterial portion of the overall total revenue of the Company. Accordingly, Company management considers it impracticable to report such geographic information.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. The "other" column includes corporate items not specifically allocated to the segments. (Note: the amounts for the three months ended March 2004 reflect pre-merger activity).

------------------------- --------------------- ------------------------ ------------------ -------------------------- -------------
      Three-Month         Franchise and
      Period Ended       Travel- Related         Internet-Based         Online Travel
     March 31, 2005         Management         Technology Programs      Store Services             Other                   Total
                             Services
---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------

External and inter-
  segment revenue      $   1,093,702         $    1,835,897           $  184,441         $     433,154              $     3,547,194

---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------

Segment profit (loss)  $    325,181          $      (99,992)          $ 169,224          $    (180,048)             $       214,365

---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------

Total assets           $   2,544,406         $    4,424,304                 -            $  17,719,792               $   24,688,502

---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------
Capital expenditures              -                    -                    -                   -                              -
---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------
Depreciation and
  amortization                    -          $       20,347                 -            $     125,000              $       145,347
---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------

Investment income
  (loss), net                     -          $        1,761                 -            $        (204)             $         1,557

---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------

------------------------- ------------------------- ----------------------- ------------------ ------------------ -----------------
      Three-Month
      Period Ended         Franchise and Travel-        Internet-Based        Online Travel
     March 31, 2004          Related Management      Technology Programs      Store Services         Other             Total
                                  Services
------------------------- ------------------------- ----------------------- ------------------ ------------------ -----------------
External and inter-
  segment revenue         $       471,430           $        -              $  106,953         $         -        $         578,383
------------------------- ------------------------- ----------------------- ------------------ ------------------ -----------------

Segment profit (loss)     $      (118,074)                                   $  86,088         $         -        $         (31,986)

------------------------- ------------------------- ----------------------- ------------------ ------------------ -----------------
Total assets              $     1,681,245           $        -              $  123,082         $     43,866       $       1,848,193
------------------------- ------------------------- ----------------------- ------------------ ------------------ -----------------
Capital expenditures                 -                       -              $    6,726                   -        $           6,726
------------------------- ------------------------- ----------------------- ------------------ ------------------ -----------------
Depreciation and
  amortization                       -                                      $   11,112                   -        $          11,112
------------------------- ------------------------- ----------------------- ------------------ ------------------ -----------------

Investment income, net               -                        -                    -            $     3,850        $          3,850

------------------------- ------------------------- ----------------------- ------------------ ------------------ -----------------

                   See independent accountants' review report
                                      (19)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 10 - BUSINESS COMBINATION

As described more fully in Note 1, a business combination structured as a statutory merger took place between the former Rezconnect Technologies, Inc. (referred to as the "Company" in this Note) and YourTravelBiz.com, Inc. ("YTB") on December 8, 2004. This merger was accounted for by use of the "purchase method", as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. In exchange for all of the outstanding common stock of YTB, the Company issued common stock (valued at $9,838,493) and Series B convertible preferred stock (valued at $5,418,952), or a total value of $15,257,445, to the stockholders of YTB. The total cost of this acquisition was allocated based upon the estimated fair values of the identifiable assets acquired and the fair values of the liabilities assumed at the date of acquisition. The recorded cost of the acquisition was based mainly on the number of sales representatives on hand at the time of contract negotiations during August 2004; financial projections of YTB, prepared and provided by YTB management; and on the estimated value of the Company's software development regarding two franchise systems, in addition to other intangible assets.


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

Following is a summary of the  allocated  cost of the Company's  acquisition  of
YTB:


                                                             Asset
                                                         (Liability)
                                                         -----------
              Property and equipment                  $     73,121
              Computer software                              9,097

              Intangible assets (other than goodwill)    6,500,000

              Goodwill                                   9,436,118
              Short-term debt                             (102,342)
              Accounts payable and accrued expenses       (658,549)
                                                        ----------

                      Net assets acquired             $ 15,257,445
                                                        ==========


Management's primary reasons for acquiring YTB include the long-lasting business relationship between the two companies, with YTB being the primary customer of the Company. Other factors include management's belief that there is a larger growth potential as a combined company than as separate entities, among other reasons because of the referral marketing component that marketing contributes. More specifically, the merger is expected to increase travel market share in the retail sale of travel and travel-related services, a development that is unlikely using the prior brick and mortar agency business model. By acquiring marketing and combining the respective existing travel agency businesses of YTB and the Company, the merged entity provides both a new source of travel booking agencies plus an additional revenue source in the initial and ongoing monthly fees paid by the RTAs..



                   See independent accountants' review report

                                     (20)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 10 - BUSINESS COMBINATION (CONTINUED)


The estimated fair value of all identifiable assets acquired totaled $6,582,218. Goodwill was recognized in the amount of $9,436,118. Of the $6,500,000 of identifiable intangible assets acquired, $3,500,000 was assigned to trade names; $1,500,000 to internet domain names; and $1,500,000 to RTA sales agreements. Of these, only the RTA sales agreements (each of which having an estimated useful life of thirty-six months) are subject to amortization. With respect to the acquired intangible assets not subject to amortization, tests for impairment will be made on an annual basis.

As of March 31, 2005, the gross carrying amount and accumulated amortization of the RTA sales agreements ("agreements") was $1,500,000 and $166,667, respectively; amortization expense for the three months then ended totaled $125,000. Amortization expense of the agreements for the fiscal years ending December 31, 2005 and 2006 is estimated to be $500,000 in each of those years. The cost of the agreements will be fully amortized by November 30, 2007.

With respect to the acquired intangible assets recognized as assets apart from goodwill that are not subject to amortization, the respective gross carrying amounts as of March 31, 2005 are as follows: trade names - $3,500,000; internet domain names - $1,500,000. These intangibles have indefinite legal lives. As such, they are expected to contribute indefinitely to the Company's cash flows. No impairment losses have been recognized on these unamortized intangible assets.


The $9,436,118 of goodwill was assigned to the Company's business segments as follows: $7,022,105 to Franchise and Travel-Related Management Services; $1,172,679 to Internet-Based Technology Programs; and $1,241,334 to Online Travel Store Services.

The basis and method for determining the total acquisition cost of $15,257,445 included the following factors:

     o YTB's customer-base and related revenue stream.
     o YTB's operating system.

     o The number of representatives on YTB's sales force and related sales agreements.

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


SFAS No. 141 requires the identification of the acquiring entity in a business combination. In this transaction effected through the exchange of equity interests, the Company (i.e., the former Rezconnect Technologies, Inc.) has been identified as the acquiring entity. Following are among the most pertinent facts and circumstances considered in the identification of the Company as the "acquiring entity" which, moreover, provides the rationale for the position taken that this transaction does not constitute a "reverse acquisition" as addressed in SFAS No. 141:


                   See independent accountants' review report

                                      (21)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



NOTE 10 - BUSINESS COMBINATION (CONTINUED)


     o Day-to-day control continues to reside in the Company with its Chief Executive Officer ("CEO") at the parent company level (acknowledging that each operating subsidiary has its own Board of Directors and, accordingly, a degree of operational autonomy).

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


NOTE 11 - SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS

During 2004, the former Rezconnect Technologies, Inc. ("Rezconnect") acquired a software license right to conduct its online franchise business. The total cost of this software license right was $45,000. Rezconnect has been given the option to make installment payments of $9,000 per year for five years. The cost of this software license is being amortized over its five-year life. During August 2004, Rezconnect acquired a new software right in the amount of $3,612. The cost of this software right is being amortized over its expected useful life of thirty-six months.


NOTE 12 - SUBSEQUENT EVENTS

YTBL issued 262,500 common shares during April 2005, effected through a private placement memorandum, at a price of $0.80 per share. Proceeds of $210,000 were received during April 2005.


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

June 6, 2005









                                      (23)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                           SUPPLEMENTARY INFORMATION
         CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)
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
                                                ==========   ==========


 See independent accountants' review report and notes to financial statements


                                     (24)