Form 10QSB/A
period 2005-03-31
YTB International, Inc.
filed 2005-06-20
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005 .


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

                                   FORM 10-QSB
                        Three MONTHS ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (unaudited)
           Independent Registered Public Accounting Firm's Review Report.......1
           Consolidated Balance Sheets ........................................2
           Consolidated Statements of Operations...............................4
           Consolidated Statements of Changes in Stockholders' Equity..........5
           Consolidated Statements of Cash Flows...............................6
           Notes To Financial Statements ......................................7
           Independent Registered Public Accounting Firm's Report
           on Supplementary Information ......................................23
           Supplementary Information
           Consolidated Schedules of General and Administrative Expenses......24



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................25


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings          ..........................................33
Item 2.  Changes in Securities and Use of Proceeds............................33
Item 3.  Defaults Upon Senior Securities......................................33
Item 4.  Submission of Matters to a Vote of Security Holders..................33
Item 5.  Other Information          ..........................................33
Item 6.  Exhibits and Reports on Form 8-K.....................................33
         Signatures...........................................................34

PART I - FINANCIAL INFORMATION











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

                                      (25)

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






The REZcity.com is an extension of the Technologies activities which builds online travel stores for consumer use, as well as "Super Sites" for Travel Agents to book their clients travel and is an extension of the travel franchise system. The extension markets itself as an online local city guide and online travel store for over 53,000 towns throughout the United States. It provides a unique model for entrepreneurs and travel agencies to participate by licensing the local community content with rights to sell advertising and e-commerce solutions. The pricing of a local town of 25,000 in population is $1,500 for a one-time fee and an annual hosting fee of $150.00.



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


                                      (26)

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



The Booking operating group Your Travel Network, is a travel management subsidiary that processes travel sales from several different marketing systems including storefront and online business models, and processes and handle bookings (reservations) from over 14,000 websites.
The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to Internet for travel services presents the opportunity for advancement of products and services by referral relationships.

The Marketing operating group, YourTravelBiz.com, is a direct sales organization selling the RTA online business opportunity and has sold the 12,000 RTAs which are currently in the system. The RTAs have the ability to book individual and group travel. YourTravelBiz conducts business through recruitment, enrollment, initial training, and support of its sales force. This operating subsidiary is a referral marketing group providing support products and services for the sales representatives.



OVERVIEW



Our revenues are comprised of initial and monthly RTA hosting and maintenance fees, franchise fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales plus online hosting fees for websites. Additional revenue is derived from other travel products and services. Certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required have been performed and the collect ability of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned. Online travel income is recorded when earned and is recognized based on the websites hosted.



With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.


                                      (27)

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

                                      (28)

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


OPERATING EXPENSES


    Commissions. Commissions increased by $1,211,496. The increase is mainly attributable to YourTravelBiz.com, Inc. (See note above).


                                      (29)

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

    The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services



                                      (30)
and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company,
(vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to September 11 and the conflict with Iraq.

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

                                      (31)

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



                                      (32)

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
                  None

ITEM 2 - CHANGES IN SECURITIES
                  None

                    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5 - OTHER INFORMATION
                  None


ITEM 6 - REPORTS ON FORM 8-K (hereby incorporated by reference) 1. Form 8-K dated Feb 23,2005
              2. Report on Form 8-K dated Feb.3, 2005 3. Report on Form 8-K dated Jan. 7, 2005





                                      (33)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 20 day of June , 2005.


                                  YTB International, Inc.
                                 successor to REZconnect(R) Technologies, Inc.)

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent, Director and
                                  Chief Executive Officer


June 20,  2005




                                      (34)