Form 10KSB/A
period 2004-12-31
YTB International, Inc.
filed 2005-08-03
CIK 852766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                              FORM 10-KSB/A . No. 4


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     The June 20, 2005 filing inadvertently reflected that it was Amendment No. 2 to the Form 10-K when, in fact, it should have been numbered as Amendment No. 3, the proper Amendment No. 2 to the Form 10-K having been filed April 15, 2005.


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


Prior Amendment No. 2 to this Form 10-K filed in April inadvertently omitted certain necessary Sarbanes-Oxley Act Certifications. The purpose of Amendements No. 3 and 4 are (i) to reflect those necessary Certifications and (ii) To respond to staff comments of the SEC regarding certain disclosures contained in the Form 10-K and associated Amendments.

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



         To complement its internally developed technology platform, Technologies has entered into two software licenses. Specifically, Technologies currently licenses technology from Taurus TeleSys, Inc. ("Taurus") for it net-to-phone applications under an agreement that provides Taurus with 4% of Technologies' revenue when used in e-commerce transactions applications. In addition, Technologies' licenses an Internet website from MyCity.com, Inc. for commercial use in the Comapny's REZCity franchise program; with a minimum payment of $9,000 per year, Technologies pays fees to MyCity.com, Inc. based on page views. The Taurus and MyCity.com licensing agreements currently expire, unless extended, respectively in ___ and ___ 2006. Any pending patent applications are filed by Taurus under its licensing agreement and relate to net-to-phone applications and transactions.


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


         In November 2002, pre-merger, Your Travel Biz.com, Inc. entered into an agreement with Genesis Consulting of Hixon, Tennessee for initial and ongoing computer programming services, and data storage and management services. The agreement with Genesis Consulting was for a period of 2 years and provided for unlimited automatic contract extensions of 60-days. The services provided by Genesis Consulting relate to the computer programming, data input and storage, and data management as regards the IMR and RTA programs. Computer programming, data receipt and storage and data management regarding travel and travel related customer orders are handled exclusively by YTB at its Illinois business operations site.







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

         Marketing was created to market travel agency websites to RTAs in a Referral Marketing program that incentivizes the RTAs for bringing others into the system, earns travel commissions from their site and enjoys travel benefits and tax advantages with owning their own business. RTAs are independent and are provided with training materials and onsite training at various locations thru out the USA. For a description of computer programming and data storageservices, see "Booking Operating Group" above.



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


         At December 31, 2004 the closing price per share for our common stock, as reported by NASDAQ was $1.30. As of July 29, 2005, the reported closing price was $2.35.



Dividend Policy


         We have neither declared nor paid a cash dividend on our common stock since we became publicly owned. It is the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.


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

         The Company is contingently liable under the terms of a secured convertible note if the price of its common stock falls below a specified minimum amount. That contingent liability, based on $$0.80 on the first $1,000,000 purchased and $1.25 on the second $1,000,000 purchase, is up to $278,000 in 2005 and $667,000 in 2006 and beyond. In view of the common stock's recent price run up, see Note 6 to the 2004 financial statements, the amount of contingent liability, if any, is highly speculative.



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

     (b) Exhibits

Exhibit
  No.                         Exhibits
-------                       --------


     10.1  Genesis Web Hosting Agreement
     10.2  YTBL Franchise Agreement
     10.3 YTBL Area Franchise Agreement (otherwise known as the Master Franchise Agreement)
     10.4  Taurus TeleSys Inc. Software License Agreement
     10.5  MyCity.com, Inc..-411 Web Directory, Inc. Licensing Agreement"



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

     (c) Reports on Form 8-K
         None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of August , 2005.



                                 YTB International, Inc.
                                 (successor to REZconnect(R) Technologies, Inc.)

                                 /s/ Michael Y. Brent
                                 ------------------------------------
                                 Michael Y. Brent, Director and
                                 Chief Executive Officer





         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) in the capacities indicated on the 1st day of August , 2005.

/s/ Michael Y. Brent         Director and                         August 1, 2005

                             Chief Executive Officer
------------------------
Michael Y. Brent




/s/ J. Lloyd Tomer           Chairman of the                      August 1, 2005

                             Board of Directors
------------------------
J. Lloyd Tomer





/s/ J. Scott Tomer           Director and President               August 1, 2005


------------------------
J. Scott Tomer




/s/ J. Kim Sorensen          Director and Vice President          August 1, 2005


------------------------
J. Kim Sorensen




/s/ Derek Brent              Director, Secretary and              August 1, 2005
                             Chief Financial and Accounting Officer

------------------------
Derek Brent




/s/ Harold Kestenbaum        Director                             August 1, 2005


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


NOTE 13 - EQUITY  RECLASSIFICATION

A reclassification adjustment was made to the consolidated "Additional Paid-in Capital" and "Accumulated Deficit" balances on January 1, 2005 to adjust for the post-merger and post-reincorporation of the former Rezconnect Technologies, Inc. ("REZT") to the current YTB International, Inc. The adjustment was made to correct, in the consolidated "Accumulated Deficit" component of Stockholders' Equity, the accumulated deficit balance of YourTravelBiz.com, Inc. (the entity acquired by REZT) as of December 31, 2004, which is an amount that succeeded to the former REZT upon the merger of these two entities on December 8, 2004.


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