Form 10QSB/A
period 2005-03-31
YTB International, Inc.
filed 2005-08-03
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                             10-QSB Amendment No. 2



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





                                      (33)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the __1st_ day ofAugust , 2005.


                                  YTB International, Inc.
                                 successor to REZconnect(R) Technologies, Inc.)

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent, Director and
                                  Chief Executive Officer


August 1___,  2005




                                      (34)