Form 10QSB
period 2005-06-30
YTB International, Inc.
filed 2005-08-15
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005 .

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $14,280,000. Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of June 30, 2005, there were 23,156,653 shares of Common Stock, par value $.001 per share outstanding.

                                   FORM 10-QSB
                      SIX MONTHS ENDED JUNE 30, 2005
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (unaudited)
           Independent Registered Public Accounting Firm's Review Report.......1
           Condensed Balance Sheets ...........................................2
           Condensed Statements of Operations..................................4
           Consolidated Statements of Changes in Stockholders' Equity..........6
           Condensed Statements of Cash Flows..................................7
           Notes To Condensed Financial Statements ............................8
            Independent Registered Public Accounting Firm's Report
               on Supplementary Information ..................................24
           Supplementary Information
               Consolidated Schedules of General and Administrative Expenses..25

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................27

Item 3 - Controls and Procedures..............................................34

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings          ..........................................34
Item 2.  Changes in Securities and Use of Proceeds............................34
Item 3.  Defaults Upon Senior Securities......................................34
Item 4.  Submission of Matters to a Vote of Security Holders..................34
Item 5.  Other Information          ..........................................34
Item 6.  Exhibits and Reports on Form 8-K.....................................34
Signatures....................................................................35

FINANCIALS INSERT HERE

                             YTB INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION

                           SIX AND THREE MONTHS ENDED
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                   (UNAUDITED)





                                                                         Page(s)
                                                                         -------

Independent Registered Public Accounting Firm's Review Report               1

Financial Statements

       Consolidated Balance Sheets                                        2 - 3

       Consolidated Statements of Operations                              4 - 5

       Consolidated Statements of Changes in Stockholders' Equity           6

       Consolidated Statements of Cash Flows                                7

Notes to Financial
Statements                                                                8 - 23

Independent Registered Public Accounting Firm's Report
   on Supplementary Information                                            24

Supplementary Information

       Consolidated Schedules of General and Administrative Expenses     25 - 26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Boards of Directors and Stockholders of
 YTB International, Inc. and Subsidiaries
Englewood Cliffs, New Jersey

We have reviewed the accompanying interim consolidated balance sheets of YTB International, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related interim consolidated statements of operations for the six-month and three-month periods then ended. We have also reviewed the related interim consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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




Dischino & Associates, P.C.
Certified Public Accountants
 and Business Consultants

August 15, 2005

                                       (1)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                     ASSETS

                                                                                      2005           2004
                                                                                 ------------    ------------

CURRENT ASSETS
   Cash ......................................................................   $  2,995,961    $     91,300
   Available-for-sale securities .............................................        339,855         684,926
   Current portion of notes receivable .......................................            -           119,120
   Accounts receivable (less allowance for doubtful
       accounts of $65,009 in 2005 and 2004) .................................        600,206         267,673
   Loans receivable ..........................................................          6,000             -
   Current portion of prepaid commissions ....................................      2,692,439             -
   Other prepaid expenses and current assets .................................        481,076          10,036
                                                                                 ------------    ------------
TOTAL CURRENT ASSETS .........................................................      7,115,537       1,173,055

PROPERTY AND EQUIPMENT (NET) .................................................        215,915             -

INTANGIBLE ASSETS (NET) ......................................................      6,208,333             -

GOODWILL .....................................................................      9,436,118             -

OTHER ASSETS
   Capitalized software costs (less accumulated amortization
      of $122,168 in 2005 and $79,664 in 2004) ...............................         54,970          92,362
   Notes receivable, less current portion ....................................        379,124         675,014
   Prepaid commissions, less current portion .................................      3,197,893             -
   Security deposits and other assets ........................................         11,818          11,663
   Deferred tax asset ........................................................        121,981             -
                                                                                 ------------    ------------
TOTAL OTHER ASSETS ...........................................................      3,765,786         779,039
                                                                                 ------------    ------------

TOTAL ASSETS .................................................................   $ 26,741,689    $  1,952,094
                                                                                 ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt ......................................   $     78,093    $     19,273
   Accounts payable and accrued expenses .....................................        604,029         146,923
   Current portion of deferred revenue .......................................      2,704,761         118,062
   Income taxes currently payable ............................................        108,740             -
   Accrued interest payable ..................................................         16,251             -
                                                                                 ------------    ------------
TOTAL CURRENT LIABILITIES ....................................................      3,511,874         284,258

OTHER LIABILITIES
   Long-term debt, less current maturities ...................................      2,525,875         334,977
   Deferred revenue, less current portion ....................................      3,308,796         628,232
   Security deposits .........................................................            -            23,326
                                                                                 ------------    ------------
TOTAL OTHER LIABILITIES ......................................................      5,834,671         986,535
                                                                                 ------------    ------------

TOTAL LIABILITIES ............................................................      9,346,545       1,270,793

STOCKHOLDERS' EQUITY
   Common stock, par value $.001; 50,000,000 and 20,000,000 shares
       authorized; 24,364,321 and 10,879,983 shares issued and outstanding ...         24,364          10,880
   Additional paid-in capital in excess of par ...............................     23,106,086       6,574,385
   Accumulated deficit .......................................................     (5,734,879)     (5,903,964)
   Accumulated other comprehensive income ....................................           (427)            -
                                                                                 ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ...................................................     17,395,144         681,301
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 26,741,689    $  1,952,094
                                                                                 ============    ============


  See independent accountants' review report and notes to financial statements

                                      (2)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004
                                   (AUDITED)

                        ASSETS

CURRENT ASSETS
    Cash ............................................................   $     25,449
    Available-for-sale securities ...................................        528,311
    Current portion of notes receivable .............................         24,240
    Accounts receivable (less allowance for
        doubtful accounts of $65,009) ...............................        383,033
    Current portion of prepaid commissions ..........................      1,716,958
    Loans receivable ................................................        122,195
    Other current assets ............................................         15,312
                                                                        ------------
TOTAL CURRENT ASSETS ................................................      2,815,498

PROPERTY AND EQUIPMENT (NET) ........................................         73,121

INTANGIBLE ASSETS (NET) .............................................      6,458,333

GOODWILL ............................................................      9,436,118

OTHER ASSETS
    Capitalized software costs (less accumulated
       amortization of $105,222) ....................................         79,514
    Notes receivable, less current portion ..........................        137,360
    Prepaid commissions, less current portion .......................      1,845,936
    Security deposits and other assets ..............................         10,460
                                                                        ------------
TOTAL OTHER ASSETS ..................................................      2,073,270
                                                                        ------------

TOTAL ASSETS ........................................................   $ 20,856,340
                                                                        ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt ............................   $     19,532
    Short-term notes payable ........................................        202,342
    Accounts payable and accrued expenses ...........................        743,743
    Current portion of deferred revenue .............................      1,737,984
                                                                        ------------
TOTAL CURRENT LIABILITIES ...........................................      2,703,601

OTHER LIABILITIES
    Long-term debt, less current maturities .........................        283,221
    Deferred revenue, less current portion ..........................      1,956,324
    Security deposits ...............................................         20,920
                                                                        ------------
TOTAL OTHER LIABILITIES .............................................      2,260,465
                                                                        ------------

TOTAL LIABILITIES ...................................................      4,964,066

STOCKHOLDERS' EQUITY
    Preferred stock- Series B convertible, par value $.001; 5,000,000
        shares authorized, 4,092,376 shares issued and outstanding ..          4,092
    Common stock, par value $.001; 20,000,000 shares authorized,
        18,976,125 shares issued and outstanding ....................         18,976
    Additional paid-in capital in excess of par .....................     22,055,712
    Accumulated deficit .............................................     (6,186,506)
                                                                        ------------
TOTAL STOCKHOLDERS' EQUITY ..........................................     15,892,274
                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $ 20,856,340
                                                                        ============

  See independent accountants' review report and notes to financial statements

                                      (3)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                       2005             2004
                                                   ------------    ------------

REVENUE
    Commissions .................................  $    717,710    $        -
    Franchise fees ..............................         2,139          54,602
    Franchise service and other fees ............       140,773         291,113
    Travel products and services ................     2,093,713         893,254
    Online travel income ........................       431,461         232,215
    Advertising and other .......................        96,844           2,349
    New RTA sales ...............................     1,190,715             -
    Monthly maintenance fees ....................     3,446,611             -
    Printing and administrative service fees ....     1,083,719             -
                                                   ------------    ------------
GROSS REVENUE ...................................     9,203,685       1,473,533

LESS: RETURNS AND ALLOWANCES ....................       335,011             -
                                                   ------------    ------------

NET REVENUE .....................................     8,868,674       1,473,533

OPERATING EXPENSES
    Commissions .................................     4,169,704             -
    Cost of travel services and products ........       629,313         832,829
    Depreciation and amortization ...............       293,539          25,107
    Marketing and selling .......................           400          30,464
    General and administrative ..................     3,275,908         600,389
                                                   ------------    ------------
TOTAL OPERATING EXPENSES ........................     8,368,864       1,488,789
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS ...................       499,810         (15,256)

OTHER INCOME (EXPENSES)
    Loss from sales of securities ...............        (5,671)         (5,191)
    Interest and dividend income ................        39,534          25,834
    Interest expense ............................       (93,873)        (10,409)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSES) ...................       (60,010)         10,234
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)       439,800          (5,022)

INCOME TAX EXPENSE (BENEFIT)
    Current .....................................       110,154             746
    Deferred ....................................      (121,981)            -
                                                   ------------    ------------
TOTAL INCOME TAX EXPENSE (BENEFIT) ..............       (11,827)            746
                                                   ------------    ------------

NET INCOME (LOSS) ...............................  $    451,627    $     (5,768)
                                                   ============    ============

BASIC EARNINGS (LOSS) PER SHARE:
    WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ..    23,723,917      10,879,983
                                                   ============    ============

    BASIC EARNINGS (LOSS) PER SHARE .............  $       0.02    $      (0.00)
                                                   ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:
    WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
        AND DILUTIVE POTENTIAL COMMON SHARES ....    25,802,806      10,879,983
                                                   ============    ============

    DILUTED EARNINGS (LOSS) PER SHARE ...........  $       0.02    $      (0.00)
                                                   ============    ============

  See independent accountants' review report and notes to financial statements

                                      (4)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                       2005             2004
                                                   ------------    ------------


REVENUE
    Commissions .................................  $    484,525    $        -
    Franchise fees ..............................           -            50,857
    Franchise service and other fees ............        66,500         151,571
    Travel products and services ................     1,309,608         567,460
    Online travel income ........................       247,020         125,262
    Advertising and other .......................        56,917             -
    New RTA sales ...............................       677,113             -
    Monthly maintenance fees ....................     1,997,155             -
    Printing and administrative service fees ....       687,840             -
                                                   ------------    ------------
GROSS REVENUE ...................................     5,526,678         895,150

LESS: RETURNS AND ALLOWANCES ....................       205,198             -
                                                   ------------    ------------

NET REVENUE .....................................     5,321,480         895,150

OPERATING EXPENSES
    Commissions .................................     2,758,401             -
    Cost of travel services and products ........       396,679         552,914
    Depreciation and amortization ...............       148,192          13,995
    Marketing and selling .......................           400          15,590
    General and administrative ..................     1,752,906         298,325
                                                   ------------    ------------
TOTAL OPERATING EXPENSES ........................     5,056,578         880,824
                                                   ------------    ------------

INCOME FROM OPERATIONS ..........................       264,902          14,326

OTHER INCOME (EXPENSES)
    Loss from sales of securities ...............           -            (5,727)
    Interest and dividend income ................        32,306          22,520
    Interest expense ............................       (74,159)         (5,112)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSES) ...................       (41,853)         11,681
                                                   ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) ......       223,049          26,007

INCOME TAX EXPENSE (BENEFIT)
    Current .....................................       107,768            (210)
    Deferred ....................................      (121,981)            -
                                                   ------------    ------------
TOTAL INCOME TAX BENEFIT ........................       (14,213)           (210)
                                                   ------------    ------------

NET INCOME ......................................  $    237,262    $     26,217
                                                   ============    ============

BASIC EARNINGS PER SHARE:
    WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ..    24,317,269      10,879,983
                                                   ============    ============

    BASIC EARNINGS PER SHARE ....................  $       0.01    $       0.00
                                                   ============    ============

DILUTED EARNINGS PER SHARE:
    WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
        AND DILUTIVE POTENTIAL COMMON SHARES ....    26,529,455      10,879,983
                                                   ============    ============

    DILUTED EARNINGS PER SHARE ..................  $       0.01    $       0.00
                                                   ============    ============

  See independent accountants' review report and notes to financial statements

                                      (5)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)


                                  Series B Convertible                                  Additional                       Total
                                     Preferred Stock            Common Stock              Paid-In      Accumulated    Stockholders'
                                -----------------------   --------------------------
                                   Shares       Amount      Shares          Amount        Capital        Deficit         Equity
                                -----------    --------   ------------   -----------  ------------    ------------     -----------
BALANCE AT JANUARY 1, 2005        4,092,376  $    4,092     18,976,125   $    18,976  $ 22,055,712   $  (6,186,506)  $  15,892,274

BALANCE AT JANUARY 1, 2005        4,092,376  $    4,092     18,976,125   $    18,976  $ 22,055,712   $  (6,186,506)  $  15,892,274

CONVERSION OF PREFERRED STOCK
     TO COMMON STOCK             (4,092,376)     (4,092)     4,092,376         4,092        -               -            -

COMMON SHARES ISSUED
     FOR SERVICES                    -            -             95,820            96        91,574          -               91,670

COMMON SHARES ISSUED
     THROUGH PRIVATE
     PLACEMENT MEMORANDUM            -            -          1,200,000         1,200       958,800          -              960,000

UNREALIZED HOLDING LOSSES
     ARISING DURING THE PERIOD       -            -              -             -            -               -                 (427)

NET INCOME                           -            -              -             -            -              451,627         451,627
                                -----------   --------- ------------    -----------    ------------    ------------   --------------

BALANCE AT JUNE 30, 2005             -       $    -         24,364,321   $    24,364  $ 23,106,086   $  (5,734,879)  $  17,395,144
                                ===========   =========   ============   ===========    ============    ============  ==============



BALANCE AT JANUARY 1, 2004           -       $    -         10,879,983   $    10,880  $   6,574,385  $  (5,898,196)  $     687,069

NET LOSS                             -            -              -             -            -               (5,768)         (5,768)
                                -----------   --------- ------------    -----------    ------------    ------------   --------------

BALANCE AT JUNE 30, 2004             -       $    -      -  10,879,983   $    10,880  $   6,574,385  $  (5,903,964)  $     681,301
                                ===========   =========   ============   ===========    ============    ============  ==============




  See independent accountants' review report and notes to financial statements

                                      (6)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                                2005           2004
                                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss) ....................................................   $   451,627    $    (5,768)
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Depreciation and amortization ..................................       293,539         25,107
         Common shares issued for services ..............................        91,670            -
         Loss from sales of securities ..................................         5,671          5,191
         Changes in assets and liabilities:
             Increase in accounts receivable ............................      (217,173)       (12,429)
             Increase in prepaid commissions ............................    (2,327,438)           -
             Increase in other prepaid expenses and current assets ......      (465,764)       (16,697)
             Increase in security deposits, net .........................       (22,278)           -
             Increase in deferred tax assets ............................      (121,981)           -
             Increase (decrease) in accounts payable and accrued expenses      (139,714)        41,147
             Increase in revenue received in advance ....................     2,319,249            942
             Increase in income taxes currently payable .................       108,740            -
             Increase in accrued interest payable .......................        16,251            -
                                                                            -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ........................        (7,601)        37,493

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment ............................      (161,789)           -
         Payment for software license fee and costs of development ......           -          (45,000)
         Proceeds from sales of securities ..............................       172,042         47,209
         Investments in marketable securities ...........................    (1,134,881)           -
         Transfers from brokerage accounts ..............................     1,145,197            -
         Loans to franchisees and others, net ...........................      (101,329)       (44,200)
                                                                            -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES ...................................       (80,760)       (41,991)

CASH FLOWS FROM FINANCING ACTIVITIES
         Advance from acquisition of software ...........................           -           40,500
         Proceeds from issuance of long-term debt .......................     2,140,721            -
         Proceeds from issuance of common stock .........................       960,000            -
         Principal payments on debt .....................................       (41,848)        (7,420)
                                                                            -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................     3,058,873         33,080
                                                                            -----------    -----------

NET INCREASE IN CASH ....................................................     2,970,512         28,582

CASH, BEGINNING OF PERIOD ...............................................        25,449         62,718
                                                                            -----------    -----------

CASH, END OF PERIOD .....................................................   $ 2,995,961    $    91,300
                                                                            ===========    ===========



Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest .............................................................   $    77,622    $    10,409
   Income taxes .........................................................   $     1,414    $       746

  See independent accountants' review report and notes to financial statements

                                      (7)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. ("YTBL", or the "Company") and its three wholly-owned subsidiaries, Rezconnect Technologies, Inc., YourTravelBiz.com, Inc., and YTB Travel Network, Inc. (sometimes hereafter collectively referred to as the "Company"), are the entities that resulted from a corporate reorganization that took place on January 4, 2005. On that date YTBL re-incorporated in the State of Delaware, while simultaneously effecting a name change, by means of a "downstream merger" between itself (then incorporated in the State of New York under its former name of Rezconnect Technologies, Inc., hereafter referred to as "the former Rezconnect" during periods when incorporated as such), and a Delaware corporation named YTB International, Inc. The former Rezconnect then changed its name to YTB International, Inc. at the time of the merger of the two entities.

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

On January 4, 2005, subsequent to the New York merger between the former Rezconnect and YTB, the assets of this new combined entity were assigned respectively to three newly-organized privately-held Delaware corporations, respectively, Rezconnect Technologies, Inc. ("Rezconnect"), YourTravelBiz.com, Inc. ("YTB"), and YTB Travel Network, Inc. ("YTB Travel"), with each new entity becoming a wholly-owned subsidiary of the former Rezconnect on that date. It was also on January 4, 2005, subsequent to the merger between the former Rezconnect and YTB, that YTBL was formed via the Delaware merger discussed above. As a consequence of this Delaware merger and associated re-incorporation, YTBL became the successor to the former Rezconnect Technologies, Inc. and its three aforementioned subsidiaries, with each subsidiary becoming a wholly-owned subsidiary of YTBL on January 4, 2005.

Following both the re-incorporation of the former Rezconnect to the now current YTB International, Inc. and a corresponding increase in the number of its authorized common shares from 20,000,000 to 50,000,000, each share of the aforementioned Series B convertible preferred stock was converted into one share of YTBL common stock on January 9, 2005.

The Company provides internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry, and is also a full-service provider of discount travel products and services to the leisure and small business traveler. The Company operates under various trade names, including "Your Travel Biz", "YTBnet.com", "Travel Network", "Global Travel Network" and "Travel Network Vacation Central", as well as internet websites "Bookmytravel.com", "REZconnect.com" and "RezCity.com". The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of New Jersey. Two of its subsidiaries maintain administrative offices in Illinois.

                   See independent accountants' review report

                                       (8)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Each of the three aforementioned operating subsidiaries was formed to divide the Company's operations into three basic divisions. The YourTravelBiz.com, Inc. subsidiary markets online travel agencies on behalf of YTB Travel Network, Inc. by use of sales representatives. Such allows the representatives to build a linked-by-sponsorship network of representatives. The Rezconnect Technologies, Inc. subsidiary owns, maintains and develops online and other booking technologies for suppliers within the travel industry. It also franchises brick and mortar travel agencies. The YTB Travel Network, Inc. subsidiary is a travel agency which books travel reservations and transactions, collects payments and licensing fees, and pays sales commissions.

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

The former Rezconnect had signed an exclusive 20-year management agreement with YTB in 2002 to provide travel website hosting to YTB. Upon its acquisition of YTB in December 2004, the contract was modified to eliminate the 20-year exclusivity clause. No other contract terms or clauses changed as a result of the merger. Fees remain billable pursuant to the terms of the original agreement and are recorded as intercompany transactions. Such fees are eliminated in consolidation.

In recent years, the Company began shifting its operations away from franchising in order to concentrate on developing its internet travel agency business. The Company's investments in software and technology are directed towards the enhancement of its online travel agency.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
----------------------
The accompanying consolidated financial statements include the accounts of YTB International, Inc. and its three wholly-owned subsidiaries, Rezconnect Technologies, Inc., YourTravelBiz.com, Inc., and YTB Travel Network, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of accounting
-------------------
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles under the accrual method. Accordingly, revenues are recorded in the period in which they are earned and expenses are recorded in the period in which they are incurred.

Cash and cash equivalents
-------------------------
Cash and cash equivalents include all highly-liquid investments with original maturities of three months or less when purchased.

                   See independent accountants' review report

                                       (9)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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

In addition, referring travel agents ("RTAs") purchase business opportunities from YTB Travel. Each new RTA pays an initial up-front fee, plus a monthly fee thereafter for as long as the RTA remains in the system. The aggregate business license and opportunity fee revenues generated from RTAs, both initially and ongoing, far exceed the revenues generated from the Rezconnect brick and mortar franchises. For more detail, see the description of same in Note 1.

Travel products and services
----------------------------
Commissions earned by the YTB Travel Network, Inc. subsidiary from its sales of travel products and services are recognized when earned. Revenues earned from all other sales of travel and related products, where the Company is the credit card merchant of record, are recorded when earned at their aggregate retail value. Cancellations have not historically been material.

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

                   See independent accountants' review report

                                      (10)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)
-------------------------------

Referring Travel Agent (RTA) sales and fees
-------------------------------------------
YourTravelBiz.com, Inc. (YTB), the entity acquired by the former Rezconnect on December 8, 2004, generates revenue from the selling of online travel agencies, and from providing maintenance and training services to the new business owners of such online travel agencies. These online revenues are generated from new RTA sales and existing RTA maintenance fees. An initial up-front sign-up fee, comprised of four separate components, is required of each new RTA. However, not one of the individual fee components (namely, a fee for the preparation and delivery of training materials; the establishment of a website; the setup in the online system that permits immediate tracking of RTA revenue; and also residual RTA benefits) has a standalone value or represents the culmination of a separate earnings process. As such, and in accordance with both Staff Accounting Bulletin No. 104 (SAB 104) of the U.S. Securities and Exchange Commission, and Issue No. 00-21 of the Emerging Issues Task Force, a committee established by the Financial Accounting Standards Board (FASB), the recognition of all up-front fees received from new RTA sales is deferred. Such fees are recognized as income over a period of thirty-six months, which is the average historical RTA turnover rate. The current and noncurrent deferred portions of such fees received are reflected as liabilities in the consolidated balance sheets. A 3-day right-of-return period is extended to each new RTA; after such time no refund is available. Monthly hosting and service fees are recognized in the month after the services are provided, site fees are recognized as revenue in the month that the service is provided, and license fees are recognized 30 days following the expiration of the license period. The associated rights of customers and obligations of YTB over the period of the relationship are described in detail in the master franchise agreement.

Commission income
-----------------
Commissions and incentives earned from travel sales are recognized upon receipt and are recorded on a net basis. Commissions earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Expense recognition of commission costs
---------------------------------------
YTB incurs commission costs that are directly related to the origination of new RTA sales; sales which result in the deferral of revenue. Such incremental direct commission costs are capitalized in accordance with FASB Technical Bulletin No. 90-1 (FTB 90-1). In addition, the Company has elected to account for such commission costs in accordance with SAB 104 and FTB 90-1 by deferring and charging such costs to expense in proportion to the related revenue recognized, over the same deferral period of thirty-six months.

Concentration of credit risk
----------------------------
The Company is subject to credit risk through its cash, trade receivables, short-term investments and notes receivable. Credit risk with respect to cash is minimized, as deposits are maintained in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund to minimize credit risk. As of June 30, 2005 the Company's uninsured cash balances totaled approximately $900,000.

                   See independent accountants' review report

                                      (11)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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

Goodwill and other intangible assets
------------------------------------
Goodwill, which is the excess of cost over the fair value of net assets (including identifiable intangibles) acquired in a business acquisition, is stated at historical cost less accumulated amortization. Goodwill had been amortized on a straight-line basis over a five-year period until the adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Pursuant to this financial accounting standard, amortization of goodwill has been discontinued for financial accounting reporting purposes, but is instead tested for impairment on an annual basis. With respect to recognized intangible assets other than goodwill, such assets with finite useful lives are amortized over their useful lives, while assets with indefinite useful lives are not amortized. All intangible assets are likewise tested for impairment on an annual basis.

Advertising costs
-----------------
Pursuant to the provisions of Statement of Position ("SOP") No. 93-7 issued by the American Institute of Certified Public Accountants, advertising costs are expensed as incurred.

Adoption of other accounting pronouncements
-------------------------------------------
In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 supersedes the accounting and reporting requirements under APB Opinion No. 16, "Business Combinations", by requiring that only the "purchase method" be used to account for business combinations. More specifically, SFAS No. 141 discusses the application of the purchase method as it relates to a business combination effected through an exchange of equity interests. Accordingly, the provisions of SFAS No. 141 have been adopted and were employed in connection with the merger between the former Rezconnect Technologies, Inc. and YourTravelBiz.com, Inc. on December 8, 2004, as described in Note 1.

                   See independent accountants' review report

                                      (12)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of other accounting pronouncements (continued)
-------------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" - an Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or "SPEs") to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date, and applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the consolidated results of operations or financial position of the Company.

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



                   See independent accountants' review report

                                      (13)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Profit-sharing plan
-------------------
The Company sponsors a profit-sharing plan ("plan"), which is a defined contribution pension plan, for all eligible employees. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of the Company's current profits at the discretion of the Company's Board of Directors. Employees may make voluntary contributions, subject to statutory limitations. The Company elected not to make any plan contributions during either six-month period ended June 30, 2005 or 2004.

Stock-based compensation
------------------------
In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", companies with stock-based compensation plans are required to recognize compensation expense based on the "fair value" accounting method, or must otherwise apply the "intrinsic value" method provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and disclose pro forma net income assuming the fair value method had been applied.

The Company has elected to adopt the disclosure-only provisions of SFAS No. 123 and, accordingly, computes compensation expense for employees as prescribed by APB 25. Under APB 25, compensation cost (if any) is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. For stock options granted to non-employees, expense is measured based upon the fair value method prescribed by SFAS No. 123.

During 2004, the former Rezconnect issued 900,000 shares of its common stock as additional compensation to its Chief Financial Officer ("CFO") to cover the shortfall between actual salary paid to the CFO and the agreed-upon compensation amount, pursuant to an employment agreement between the CFO and the Company. Such stock compensation covered periods served during the years 2001 through 2004. Of the 900,000 shares issued, 500,000 of which (valued at $50,400), were issued to compensate the CFO for services rendered in 2004. The remaining 400,000 shares pertained to services rendered in years 2001 through 2003, valued at $67,200 in each of those years.

Earnings per share
------------------
Basic earnings (or loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock, where such exercise or conversion would be dilutive. For the six and three-month periods ended June 30, 2005, the effect on the basic earnings per share by the incremental shares issued from the assumed exercise of stock options and warrants (as determined by use of the "treasury stock method" prescribed by SFAS No. 128) would be dilutive. Accordingly, such incremental shares are included in the calculation of the Company's diluted earnings per share in each of those periods. Such incremental increase in the number of common shares would have an anti-dilutive effect, however, on the basic loss per share for the six-month period ended June 30, 2004. For the three-month period ended June 30, 2004 the effect would also be anti-dilutive, as the average market price of the stock during that period did not exceed the issuance price.

                   See independent accountants' review report

                                      (14)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share (continued)
------------------------------
As discussed in Note 1, there were 4,092,376 shares of the former Rezconnect's Series B convertible preferred stock issued on December 8, 2004 that were subsequently converted into YTBL common shares on January 9, 2005. These preferred shares, however, were considered to be common stock equivalents on the date of original issuance. Accordingly, all 4,092,376 shares of the Company's Series B convertible preferred stock are or will be included in the calculation of the Company's earnings (or loss) per common share for all periods presented on and after December 8, 2004.

Capitalized software costs
--------------------------
Pursuant to SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes certain costs incurred during an internal use software development project, including costs related to applications, infrastructure, and graphics development for the Company's websites. Capitalized costs consist of the cost of the software license agreement (Note 11), and certain external direct costs of materials and licensor-provided services incurred in developing the software for its specific applications. Capitalized software costs are amortized over their expected useful lives of thirty-six months.

Marketing compensation plan
---------------------------
YTB offers a compensation plan to its sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if qualified) and other bonus incentives based upon the amount of each representative's sales, or enrolled referrals. Direct sales commissions are paid on a weekly basis, based upon the amount of the previous week's sales. For active representatives, residual commissions are paid on a monthly basis, following the month earned. Bonuses are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of thirty-six months.


NOTE 3 - LONG-TERM DEBT

On January 11, 2002, as a result of the events of September 11, 2001, the former Rezconnect borrowed $324,500 from the United States Small Business Administration ("SBA") under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company's Chief Executive Officer, and is collateralized by the accounts receivable and property and equipment of the Company. The outstanding loan balance as of June 30, 2005 and 2004 was $293,097 and $313,750, respectively.


                   See independent accountants' review report

                                      (15)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 3 - LONG-TERM DEBT (CONTINUED)

As of June 30, 2005, the Company had outstanding notes payable totaling $140,721 due to two of its officers who had advanced funds to the Company. The notes are unsecured and bear interest at the prevailing prime rate. The note provisions contain no set terms of repayment.

During 2004, the former Rezconnect acquired a software license right to conduct its online franchise business. The total cost of this software license right was $45,000. An option to make installment payments of $9,000 per year for five years, at the prevailing rate of interest, was granted by the provider. The note is secured by various Company assets. The outstanding balance due on this note as of June 30, 2005 and 2004 totaled $34,000 and $40,500, respectively.

During December 2004, the former Rezconnect entered into an agreement with an investor to raise an additional $2,000,000 of capital, via a convertible term note ("Note"), with a condition to subordinate its SBA loan of approximately $300,000 to YTB. Such Note was executed and subordinated on February 7, 2005. Under the terms of the agreement, repayment is to be made either in the form of cash or stock, or in a combination thereof. The investor has the right to convert the Note into common shares of YTB International, Inc. ("YTBL"), in addition to exercising rights under a warrant issued to acquire up to, in the aggregate, 3,000,000 common shares of YTBL. The Company (that is, YTBL) is liable under the terms of this agreement for the approximate maximum amount of $278,000 in 2005, should the quoted market price of its stock fall below a specified minimum amount. Such maximum liability would approximate $667,000 per year in years 2006 and beyond, should such stock price fall below the specified minimum. The balance owed on this Note as of June 30, 2005 remained at $2,000,000.

As of June 30, 2005, the Company is financing three vehicles, payable in monthly installments ranging from approximately $1,000 to $1,200, at the rate of approximately 6.25%. The loans are payable through April 2008. The balances due on these vehicle loans as of June 30, 2005 totaled $136,150.

Minimum principal payments of long-term debt as of June 30, 2005 are as follows:

      Twelve months
     ending June 30,                          Amount
     ---------------                          ------

           2006                          $    78,093
           2007                               36,328
           2008                               26,156
           2009                               22,018
           2010                               22,915
           Thereafter                      2,418,458
                                           ---------

           Total                         $ 2,603,968
                                           =========


                   See independent accountants' review report

                                      (16)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)



NOTE 4 - CONSULTING AGREEMENT WITH EXECUTIVE

A consulting agreement was entered into with a Company executive during April 2005 for the Company to pay such executive, from May 1, 2005 through April 30, 2006, a monthly fee of $10,000 (plus an additional $1 per month for each new sign-up site sold in each month) for consulting services. A one-year renewal option is available upon the expiration of the original one-year agreement.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Following is a summary of net rental income for the six months ended June 30, 2005 and 2004:


                                                  2005              2004
                                                  ----              ----

      Sublease rental income                $   70,926        $   97,136
      Less: minimum rental expense              62,880            87,369
                                                ------            ------

         Net rental income                  $    8,046        $    9,767
                                               =======           =======


Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having remaining terms in excess of one year as of June 30, 2005 are as follows:

        Twelve months
        ending June 30,                     Headquarters   Wal-Mart Locations
        ---------------                     ------------   ------------------

         2006                               $   46,815        $  147,876
         2007                                   46,875           147,876
         2008                                   46,890           147,876
                                              --------        ----------

            Total                           $  140,580        $  443,628
                                               =======           =======

                   See independent accountants' review report

                                      (17)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)



NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Lease
The former Rezconnect assumed leases of its acquiree for copy machines under non-cancelable operating leases expiring in calendar year 2007. Future minimum payments in excess of one year are approximated as follows:

                               Twelve months
                               ending June 30,                    Amount
                               ---------------                    ------

                                    2006                      $    7,914
                                    2007                           5,936
                                                                 -------

                                      Total                   $   13,850
                                                                  ======



Legal Proceedings
-----------------
During June 2005, the Company and its Chief Executive Officer ("CEO") were served a citation for a claim asserted against both the Company and its CEO on May 20, 2005. In the opinion of legal counsel, it is remote (as defined in SFAS No. 5) that either the Company or its CEO will receive a judgment against it.


Employment Agreements with Senior Management
--------------------------------------------
Following the merger with YTB on December 8, 2004, the former Rezconnect entered into long-term employment agreements with J. Lloyd Tomer (its Chairman), Michael
Y. Brent (its CEO), Kim Sorensen (its President), Derek Brent (its Secretary) and J. Scott Tomer (its Treasurer), collectively the "Senior Executives". Such agreements commenced on January 1, 2005 and expire December 31, 2009. Each
Senior Executive is subject to confidentiality, non-raid and non-compete provisions. (Mr. Brent's prior 2004 employment agreement was cancelled and superseded in the context of putting in place these nearly identical employment agreements with senior management). Each Senior Executive, so long as they continue to be employed by the Company, will be paid, directly or indirectly, a combination of (i) a base salary, and (ii) stock options and/or warrants, as so determined by the Board of Directors, acting as a Compensation Committee, based on the Company's financial performance. Each Senior Executive will continue to be subject to their respective confidentiality covenants and, for 3 years, their non-compete covenants. Additionally, the estate of each Senior Executive will receive a death benefit in an amount equal to one year's salary.




                   See independent accountants' review report

                                      (18)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)



NOTE 6 - STOCK OPTIONS

The number of stock options outstanding as of June 30, 2005 and 2004 was 475,000, with a weighted-average exercise price of $1.08. No options were granted, exercised, forfeited or canceled during either of the six-month periods ended June 30, 2005 or 2004.

A summary of stock options outstanding and exercisable as June 30, 2005 are as follows:

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
--------- ------------ -------------- -------------- ----------- ---------------

The fair value of the options granted for the six months ended June 30, 2005 and 2004 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:


Risk free interest rate                                   5.00%
Expected volatility                                     100.00%
Expected remaining lives                                  2
Expected dividend yield                                  -0-



NOTE 7 - INCOME TAXES

As a result of Federal tax loss carryforwards available to YTB International, Inc. (the "parent" company) in 2005, either by consolidated operations or by such tax attributes that succeeded to the parent resulting from the acquisition of YourTravel Biz.com, Inc. in December 2004, a deferred tax asset has been recognized in the amount of $121,981 as of June 30, 2005 for the estimated future benefit of Federal income taxes. Such asset value has been reduced to this estimated net realizable amount as of June 30, 2005 by a valuation allowance of approximately $700,000, as estimated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At June 30, 2004, the Company was uncertain if it would realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance had been established as a reserve against the Company's deferred tax assets as of June 30, 2004 and, therefore, no deferred income tax credits were recognized in the six-month period ended June 30, 2004.



                   See independent accountants' review report

                                      (19)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 8 - RELATED PARTY TRANSACTIONS
During the six-month period ended June 30, 2004, the Company incurred consulting fee expenses of approximately $12,000 for services provided by an entity owned by the Company's Chief Executive Officer, a significant shareholder of the Company. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.


NOTE 9 - SEGMENT INFORMATION
The Company operates in the following three business segments: providing and selling management services within the travel industry, including franchising activities; developing and commercializing internet-based technology programs; and online travel store services. Although the Company operates franchises in eight foreign countries, revenue is generated from just three of the countries. Such revenue generated from these three foreign countries amounts to an insignificant and immaterial portion of the overall total revenues of the Company. Accordingly, Company management considers it impracticable to report such geographic information.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. The "other" column includes corporate items not specifically allocated to the segments. (Note: the amounts for the six months ended June 30, 2004 reflect pre-merger activity).

------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
       Six-Month         Franchise and
      Period Ended       Travel- Related         Internet-Based         Online Travel
     June 30, 2005          Management         Technology Programs      Store Services         Other                  Total
                             Services
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
External and inter-
  segment revenue         $   2,954,335         $    4,327,760         $    431,461      $   1,155,118         $    8,868,674
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
 Segment profit (loss)    $     138,633         $      395,590         $    322,083      $    (404,679)        $      451,627
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
Total assets              $   1,637,719         $    6,329,242                 -         $  18,774,728         $   26,741,689
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
Capital expenditures               -            $      161,789                 -                  -            $      161,789
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
Depreciation and
  amortization                     -            $       20,347                 -         $     125,000         $      145,347
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
Investment income
  (loss), net             $     (13,834)        $       (6,902)                -               (39,274)        $      (60,010)
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------

------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
       Six-Month         Franchise and
      Period Ended       Travel- Related         Internet-Based         Online Travel
     June 30, 2004          Management         Technology Programs      Store Services         Other                  Total
                             Services
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
External and inter-
  segment revenue         $   1,200,534         $         -             $   232,215       $       -           $      1,432,749
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Segment profit (loss)     $     (23,264)                                $    17,496       $       -           $         (5,768)
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Total assets              $     289,372         $       92,362          $   794,134       $    776,226        $      1,952,094
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Capital expenditures               -                      -             $    45,000               -           $         45,000
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Depreciation and
  amortization                     -                                    $    25,107               -           $         25,107
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------
Investment income, net             -                      -                    -           $    20,643        $        20,643
------------------------- --------------------- ----------------------- ----------------- ------------------- ----------------

                   See independent accountants' review report

                                      (20)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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

Following is a summary of the  allocated  cost of the Company's  acquisition  of
YTB:


                                                        Asset
                                                     (Liability)
                                                     -----------
     Property  and equipment                     $      73,121
     Computer software                                   9,097
     Intangible assets (other than goodwill)         6,500,000
     Goodwill                                        9,436,118
     Short-term  debt                                 (102,342)
     Accounts payable and accrued expenses            (658,549)
                                                 -------------

             Net assets acquired                 $  15,257,445
                                                 =============

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

                   See independent accountants' review report

                                      (21)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

As of June 30, 2005, the gross carrying amount and accumulated amortization of the RTA sales agreements ("agreements") was $1,500,000 and $291,667, respectively; amortization expense for the six months then ended totaled $250,000. Amortization expense of the agreements for the fiscal years ending December 31, 2005 and 2006 is estimated to be $500,000 in each of those years. The cost of the agreements will be fully amortized by November 30, 2007.

With respect to the acquired intangible assets recognized as assets apart from goodwill that are not subject to amortization, the respective gross carrying amounts as of June 30, 2005 are as follows: trade names - $3,500,000; internet domain names - $1,500,000. These intangibles have indefinite legal lives. As such, they are expected to contribute indefinitely to the Company's cash flows. No impairment losses have been recognized on these unamortized intangible assets.

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

                   See independent accountants' review report

                                      (22)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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


















                   See independent accountants' review report

                                      (23)

                            SUPPLEMENTARY INFORMATION
       (See independent registered public accounting firm's review report)







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          ON SUPPLEMENTARY INFORMATION




Our report on our reviews of the basic interim consolidated financial statements of YTB International, Inc. and subsidiaries as of June 30, 2005 and 2004, and for the six-month and three-month periods then ended, appears on page 1. Our reviews were made for the purpose of expressing limited assurance that there are no material modifications that should be made to the interim consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles. The information included in the accompanying interim consolidated supplementary schedules is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the reviews of the basic interim consolidated financial statements, and we are not aware of any material modifications that should be made thereto.








Dischino & Associates, P.C.
Certified Public Accountants
 and Business Consultants

August 15, 2005





                                      (24)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                           SUPPLEMENTARY INFORMATION
         CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
                    SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                  2005          2004
                                                ----------   ----------

 Administrative salaried and leased employees   $1,053,448   $  261,459
 Payroll taxes ..............................       33,528       22,253
 Advertising ................................       10,646          -
 Auto expense ...............................      216,173        8,953
 Bank fees and service charges ..............       13,735        1,562
 Consultant fees ............................      121,015       52,080
 Contract labor .............................      283,397          -
 Computer expense ...........................       19,983       13,036
 Charitable contributions ...................        3,960          -
 Credit card fees ...........................      181,414          -
 Dues and subscriptions .....................       20,419       28,346
 Employee benefits ..........................        1,340          -
 Equipment leases ...........................       15,928        4,787
 Minor equipment ............................        7,830        4,522
 Licenses and permits .......................        1,710          -
 Management fees ............................       24,583          -
 Meeting and convention .....................       31,135          -
 Miscellaneous ..............................        7,428          -
 Office rent ................................      128,981       97,136
 Travel and entertainment ...................       46,100          -
 Office supplies and expenses ...............      160,094        9,852
 Printing ...................................      247,029        4,537
 Postage and delivery .......................       65,013       10,751
 Insurance ..................................       44,456       30,895
 Professional fees ..........................      142,213       43,170
 Training and recruitment ...................        5,000          -
 Telephone ..................................       18,435        7,050
 Website processing and user fees ...........      370,915          -
                                                ----------   ----------

 TOTAL GENERAL AND ADMINISTRATIVE EXPENSES ..   $3,275,908   $  600,389
                                                ==========   ==========

        See independent accountants' report on supplementary information

                                      (25)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                           SUPPLEMENTARY INFORMATION
         CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
                   THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)
                                    2005 2004
                                               ----------   ----------

Administrative salaried and leased employees   $  520,751   $  135,752
Payroll taxes ..............................       12,473        9,280
Advertising ................................        4,742          -
Auto expense ...............................       95,448        4,930
Bank fees and service charges ..............        7,470          627
Consultant fees ............................       59,215       23,820
Contract labor .............................      172,864          -
Computer expense ...........................       14,860        5,283
Charitable contributions ...................           --          -
Credit card fees ...........................      121,398          -
Dues and subscriptions .....................       13,119       21,501
Employee benefits ..........................        1,046          -
Equipment leases ...........................       10,890        3,085
Minor equipment ............................        1,789        2,490
Licenses and permits .......................          549          -
Management fees ............................       16,666          -
Meetings and conventions ...................        7,520          -
Miscellaneous ..............................          327          -
Office rent ................................       62,191       34,849
Travel and entertainment ...................       15,309          -
Office supplies and expenses ...............       87,153        3,811
Printing and reproduction ..................      149,148        1,728
Postage and delivery .......................       26,145        7,112
Insurance ..................................       26,399       14,440
Professional fees ..........................       77,960       25,720
Training and recruitment ...................          -            -
Telephone ..................................        8,369        3,897
Website processing and user fees ...........      239,105          -
                                               ----------   ----------

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES ..   $1,752,906   $  298,325
                                               ==========   ==========

        See independent accountants' report on supplementary information


                                      (26)

Item 2. Management's Discussion and Analysis or Plan of Operation YTB International, Inc. In December 2004, REZconnect Technologies, a publicly traded Bulletin Board company, merged with its largest customer: the privately owned YourTravelbiz.com. REZconnect Technologies had provided YTB with the technology that enabled the latter to operate its online travel stores, track orders, and book travel online. REZconnect also provide its technology to 8,000 registered agents using the Vacation Central site. YTB had developed a successful multilevel online travel marketing program through its network of Independent Marketing Representatives ("IMR") . YTB received 11.5 million common shares valued at $15.9 million, which gave it an equal number of shares. Because the combined Company is primarily a travel agency and travel combined marketing organization (78% of revenues), in January 2005, it changed its name to YTB International, Inc. from REZconnect.

The merger gives YTBL a competitive advantage because few travel related companies have expertise in travel, marketing and technology. In addition, the combined company has gained more favorable pricing terms with its vendors. The combined company is also beginning to realize economies of scale. For example, it recently signed an agreement that will reduce its credit card processing costs by 33%.

YTBL is a leading provider of Internet based travel related services. YTBL operates three subsidiaries: Your Travelbiz.com, establishes online travel agencies and compensates its Sales Rep's via multilevel marketing commission structure; YTB Travel Network contracts with the online travel agencies, provides online booking systems, fulfills travel orders & pays travel commissions. REZconnect Technologies is a travel technology provider, including online travel booking engine technologies and is a franchisor of travel agencies.

The Company operates the businesses under various trade names "YourTravelBiz.com," "YourTravelBiz," "YTBnet.com," "YTB Travel and Cruises," "Travel Network," "Global Travel Network," "Travel Network Vacation Central," as well as web sites "Bookmytravel.com," and "REZconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 400 airlines, at more than 57,000 hotels and with most major car rental companies, cruise lines and tour package operators.

Your Travel Biz.com markets and establishes online travel agencies on behalf of YTB Travel Network the fees from which sales of online travel agencies should account for 66% of the 2005 gross revenue. Your Travel Biz.com has a unique business model. Its strategy is to create a network of commissioned sales representatives who exclusively market the online travel agencies of and serviced by YTB Travel Network. Purchasers of online travel agencies are known as Referral Travel Agents (RTAs). Each RTA pays an initial fee of $349.95, plus the first month's membership dues of $49.95. Each month, YTB automatically charges the RTA's monthly membership dues of $49.95 to their credit cards via an automatic draft against the RTA's bank account. YTB Travel Network retains a percentage of the travel


                                      (27)
commissions generated by the RTAs. In contrast Travelocity, Priceline.com, Expedia and Orbitz focus their promotion efforts on the customer. Whereas YTB Travel Network spends nothing on advertising, the major companies spend up to 50% of their revenue on advertising. YourTravelBiz.com and its sales of online travel agencies through Your TravelBiz.com is not subject to the seasonality of the travel business, nor should a decline in travel significantly impact it, since the $49.95 monthly fee is its primary source of revenue. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. RTAs have a significant advantage over the major online travel companies: They have personal relationships with their customers, who book travel through the RTAs' own online travel stores. Usually, the cost to book a trip through an RTA is comparable to booking a trip through a major online travel company. By virtue of REZconnect's technology, the RTAs' stores provide access to more than 60 booking engines, including World Choice (a subsidiary of Travelocity), Priceline.com, Hotels.com, Apple Vacations, Funjet Vacations, Ourvacationstore.com and more.


YTB International's subsidiary REZconnect offers consumer driven websites which provides strong content and travel book-ability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

YTB Travel Network services a Referring Travel Agent (RTA) network, while REZconnect services the travel agent community. They both typically charge $49.95 per month on a monthly non-contract basis to own and operate an online travel site. The agencies pay month to month via credit card.

Currently, there are over 14,800 RTA consumer websites in operation and over 8,000 registered travel agents, which includes frenchisees and independent travel agents, using the Vacation Central travel portal site. Site owners are permitted to solicit organizations and associations for travel sites allowing for site owners to earn more revenue.



                                      (28)

YTB Travel Network should represent 22% of YTBL's 2005 gross revenue. This division processes all of the travel transactions, negotiates deals with over 60 preferred vendors, and receives incentives based on the volume of business that it produces. YTB Travel Network revenue should increase 111.5% in 2005 to $5.0 million. We project that it will increase 60% next year to $8.0 million. Future revenue growth should accelerate as more RTA's are added to the system, and as they go through the various training programs that the Company provides.

REZconnect Technologies should generate 12% of YTBL's 2005 gross revenue. Through 7,000 registered travel agents and over 60 active franchised travel agencies, REZconnect operates under the following brands: Travel Network, Global Travel Network and Travel Network / Vacation Central. The franchisees book their customers' travel through REZconnect.com because they generally receive more favorable pricing.

The travel booking operating group is YTB Travel Network and is a travel management subsidiary that processes travel sales from several different marketing systems including storefront and online business models, and processes and handles bookings (reservations) from over 17,000 websites. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to the Internet for travel services presents the opportunity for advancement of products and services by referral relationships.

The Marketing operating group, YourTravelBiz.com, is a direct sales organization selling the RTA online business opportunity and has sold the 14,800 RTAs which are currently in the system. The RTAs have the ability to book individual and group travel. YourTravelBiz conducts business through recruitment, enrollment, initial training, and support of its sales force. This operating subsidiary is a referral marketing group providing support products and services for the sales representatives.

OVERVIEW

For 2005, net revenue is projected to rise 96.1% to $21.7 million, and 1% taxed diluted earnings per share are forecast at $.07. The pre tax profit margin is estimated at 12.5%. Monthly RTA membership dues should advance 131.2% to $8.7 million, reflecting an increase in the number of RTAs from 8,438 at the end of 2004 to an estimated 20,000 by December 31, 2005. Initial RTA fees should advance 151.0% to $3.9 million, which will be attributable to enrolling more than 23,000 RTAs, as compared to 10,005 for 2004. Printing and administrative service fees, which include revenue received from the sale of training materials, marketing brochures and the certification conferences, should climb 173.5% to $2.3 million. This is also attributable to an increase in the number of RTAs. Online travel income, which includes the contribution from web sites powered by REZconnect Technologies, is projected to increase 138.2% to $1.2 million, reflecting the increase in the number of active RTAs.

Commissions are projected to decline as a percentage of net sales from 68.5% to 49.5%, as ancillary revenue should represent a larger percentage of net sales. Also, monthly membership fees where commissions represent 28% of the $49.95 monthly dues is expected to be a larger percentage of the product mix. General and administrative expense is projected to decline from 36.2% of net revenue 33.8%, as overhead, utilities, insurance should not increase at the same rate as net revenue.


                                      (29)

Our revenues are comprised of initial and monthly RTA hosting and maintenance fees, franchise fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales plus online hosting fees for websites. Additional revenue is derived from other travel products and services. Certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required have been performed and the collectability of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned. Online travel income is recorded when earned and is recognized based on the websites hosted.

With respect to travel services, revenues are generated by transactions with customers who purchase travel services supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 16% for cruises and vacation packages. Based on the past several years leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but, in fact, have offered the YTB Travel Network incentive commissions above the standard compensation for its volume business. The YTB Travel Network expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering the Company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel Network or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. Each website travel storeowner pays a monthly fee of $5.00-$49.95 (depending upon multiple user contracts) plus YTB International can earn transactional compensation from travel purchased off each website.

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



                                      (30)

Results of Operations

NOTE: The consolidated results for the six-months ended June 30, 2005 include the accounts of YTB International, Inc. and its three wholly-owned subsidiaries, REZconnect Technologies, Inc.; YTB Travel Network, Inc.; and YourTravelBiz.com. Inc. The results for the six-months ended June 30, 2004 represent the accounts of the former REZconnect Technologies, Inc. only, because at June 30, 2004 the merger and subsequent consolidation had not yet occurred. As such, comparisons between June 30, 2005 and June 30, 2004 will reflect variances causing incompatibility between those two periods.

REVENUES

    Commissions. Commission revenue in 2005 is attributable to the YTB Travel Network subsidiary. (See note above).

    Franchise Fees. Franchise fees decreased by $52,463 or 96% in the six-month period as compared to the 2004 six-month period. The decrease is a result of decrease in service fees of storefront travel agency franchisees in the system.

    Franchise Service Fees and online service fees and other fees decreased similarly as compared to 2004 by approximately $150,340 or 52% in the 2005 six-month period as compared to the 2004 six-month period. This is attributable to a decrease in service fees of storefront travel agency franchisees in the franchise system.

    Travel Products and Services. Travel products and services increased by $1,200,459 in the 2005 six-month period, an increase of approximately 134%. The increase is attributable to an increase in the RTA's utilizing the Company as their customer travel provider.

    Online Travel Income. Online travel income increased $199,246 or 86% due to the fact the Company's consumer website program has grown significantly.

    Advertising and Other. Advertising and other revenues increased approximately $94,495 or 4023% due to the fact that the Company is active in this area in 2005.

    New RTA Sales. New RTA sales revenue of $1,190,715 is attributable to the YourTravelBiz.com, Inc. subsidiary (see note above).

    Monthly Maintenance Fees. The revenue in 2005 is attributable to the merger of the two companies. (See note above).

    Printing and Administrative Service Sees. The revenue in 2005 of $3,446,611 is attributable to the merger of the two Companies. (See note above).

OPERATING EXPENSES

    Commissions. Commissions increased by $4,169,704. The increase is mainly attributable to YourTravelBiz.com, Inc. (See note above).

    Cost of Travel Products and Services. Cost of travel products and services decreased by approximately $203,516 or 24% in 2005 as compared to 2004 six-month period.

    Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $268,432 which is attributable mainly to the amortization of the sales representative agreements acquired in the merger.


                                      (31)

    General and Administrative. Combined Companies the General and administrative expenses increased by approximately $2,675,519 in 2005. As a percentage of total revenues, general and administrative expenses were 39% in 2005 as compared to 40% in 2004. The increase in general and administrative expense in 2005 is attributable to the merger of the two Companies.

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

    As a result of the Company's operating history in online commerce and the variability that can be experienced by our franchising operations, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based predominantly on its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations and to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and anticipated net losses in a given period may occur.

    The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company,(vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner,
(vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to September 11 and the conflict with Iraq.

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


                                      (32)

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operating activities in 2005 was approximately $7,601 as compared to cash used by in operating activities of $37,493 in 2004.

    Net cash used by investing activities was approximately $80,760 in 2005 as compared to cash provided by investing activities of approximately $41,991 in 2004.

    Cash provided by financing activities was approximately $3,058,873 in 2005 and provided by financing activities was approximately $33,080 in 2004. As of June 30, 2005, we had approximately $2,995,961 in cash and approximately $339,855 in marketable securities, as a result of raising of capital from the sale of a convertible note which occurred in January 2005 for 2 million dollars, and from the proceeds from the issuance of stock in a private placement memorandum.

    The Company believes that cash and short term investments on hand at June 30, 2005 and its cash flow from operations will be sufficient to meet its obligations on a timely basis for the next 12 months.

FORWARD-LOOKING STATEMENTS

    All statements other than statements of historical fact included in this quarter report, including without limitation statements regarding the company's financial position, business strategy and the plans and objectives of the company's management for future operations is forward-looking statements. When used in this annual report, words such as "anticipate", "believe," "estimate," "expect," "intend", and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions. Competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy And liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.


                                      (33)

ITEM 3 - CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures
         ------------------------------------------------

         Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the 'Exchange Act"), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.


         Changes in internal controls
         ------------------------------


         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         During June 2005, the Company and its Chief Executive Officer ("CEO") were served a citation for a claim asserted against both the Company and its CEO on May 20, 2005. In the opinion of legal counsel, it is remote (as defined in SFAS No. 5) that either the Company or its CEO will receive a judgment against it.

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5 - OTHER INFORMATION
         None

Item 6.  Exhibits.

     (a) Reports on Form 8K

         none

     (b) Exhibits:
         --------
         Rule 13a-14(a) / 15d-14(a) Certifications:
            o  Exhibit 31-1     Certification of Chief Executive Officer.
            o  Exhibit 31-2     Certification of Chief Financial Officer.

         Section 1350 Certifications:
            o  Exhibit 32-1     Certification of Chief Executive Officer.
            o  Exhibit 32-2     Certification of Chief Financial Officer.

                                      (34)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of August ,2005.

                                  YTB International, Inc.
                                  successor to REZconnect(R) Technologies, Inc.)

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent, Director and
                                  Chief Executive Officer

August 15, 2005



                                      (35)