Form 10QSB/A
period 2005-03-31
YTB International, Inc.
filed 2005-08-26
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                             10-QSB Amendment No. 3




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

                                   FORM 10-QSB
                        Three MONTHS ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----


Item 1.  Financial Statements (unaudited)
           Independent Registered Public Accounting Firm's Review Report.......1
           Consolidated Balance Sheets ........................................2
           Consolidated Statements of Operations...............................4
           Consolidated Statements of Changes in Stockholders' Equity..........5
           Consolidated Statements of Cash Flows...............................6
           Notes To Financial Statements ......................................7
           Independent Registered Public Accounting Firm's Report
           on Supplementary Information ......................................24
           Supplementary Information
           Consolidated Schedules of General and Administrative Expenses......25





Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................26


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
Item 6.  Exhibits and Reports on Form 8-K.....................................35
         Signatures...........................................................35

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

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)





                                                                         Page(s)
                                                                         -------

Independent Registered Public Accounting Firm's Review Report                1

Financial Statements

       Consolidated Balance Sheets                                         2 - 3

       Consolidated Statements of Operations                                 4

       Consolidated Statements of Changes in Stockholders' Equity            5

       Consolidated Statements of Cash Flows                                 6

Notes to Financial Statements                                             7 - 23

Independent Registered Public Accounting Firm's Report
       on Supplementary Information                                         24

Supplementary Information

       Consolidated Schedules of General and Administrative Expenses        25

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


August 25, 2005


                                       (1)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2005 AND 2004
                                  (UNAUDITED)
                                     ASSETS

                                                                                     2005           2004
                                                                                ------------    ------------

 CURRENT ASSETS
      Cash ..................................................................   $  1,567,831    $     43,866
      Available-for-sale securities .........................................      1,484,231         709,831
      Current portion of notes receivable ...................................         52,766         112,748
      Accounts receivable (less allowance for doubtful
          accounts of $65,009 in 2005 and $74,061 in 2004) ..................        389,167         261,625
      Loans receivable ......................................................        336,359            --
      Current portion of prepaid commissions ................................      2,060,514            --
      Other current assets ..................................................        301,765            --
                                                                                ------------    ------------
 TOTAL CURRENT ASSETS .......................................................      6,192,633       1,128,070

 PROPERTY AND EQUIPMENT (NET) ...............................................         70,381            --

 INTANGIBLE ASSETS (NET) ....................................................      6,333,333            --

 GOODWILL ...................................................................      9,436,118            --

 OTHER ASSETS
      Capitalized software costs (less accumulated amortization
         of $113,480 in 2005 and $65,670 in 2004) ...........................         62,159          68,082
      Notes receivable, less current portion ................................        300,009         638,908
      Prepaid commissions, less current portion .............................      2,283,409            --
      Security deposits and other assets ....................................         10,460          13,133
                                                                                ------------    ------------
 TOTAL OTHER ASSETS .........................................................      2,656,037         720,123
                                                                                ------------    ------------

 TOTAL ASSETS ...............................................................   $ 24,688,502    $  1,848,193
                                                                                ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Current maturities of long-term debt ..................................   $     49,340    $     18,738
      Short-term notes payable ..............................................         97,962            --
      Accounts payable and accrued expenses .................................        575,846         103,090
      Current portion of deferred revenue ...................................      2,080,226         112,061
      Other current liabilities .............................................         12,016            --
                                                                                ------------    ------------
 TOTAL CURRENT LIABILITIES ..................................................      2,815,390         233,889


 OTHER LIABILITIES
      Long-term debt, less current maturities ...............................      1,949,646        297,942
      Deferred revenue, less current portion ................................      2,495,111         635,013
      Security deposits .....................................................         20,920          26,266
                                                                                ------------    ------------
 TOTAL OTHER LIABILITIES ....................................................      4,465,677         959,221
                                                                                ------------    ------------

 TOTAL LIABILITIES ..........................................................      7,281,067       1,193,110

 STOCKHOLDERS' EQUITY
      Common stock, par value $.001; 50,000,000 and 20,000,000 shares
          authorized; 24,094,153 and 10,879,983 shares issued and outstanding         24,094          10,880
      Additional paid-in capital in excess of par ...........................     23,592,063       6,574,385
      Accumulated deficit ...................................................     (6,207,063)     (5,930,182)
      Accumulated other comprehensive income ................................         (1,248)           --
                                                                                ------------    ------------
 TOTAL STOCKHOLDERS' EQUITY .................................................     17,407435         655,083
                                                                                ------------    ------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $ 24,688,502    $  1,848,193
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
                                                              =============



  See independent accountants' review report and notes to financial statements



                                      (3)



                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)


                                                                2005            2004
                                                        ------------    ------------

 REVENUE
     Commissions ....................................   $    233,185    $       --
     Franchise fees .................................          2,139           3,745
     Franchise service and other fees ...............         74,273         139,542
     Travel products and services ...................        784,105         325,794
     Online travel income ...........................        184,441         106,953
     Advertising and other ..........................         39,927           2,349
     New RTA sales ..................................        513,602            --
     Monthly maintenance fees .......................      1,449,456            --
     Printing and administrative service fees .......        395,879            --
                                                        ------------    ------------
 GROSS REVENUE ......................................      3,677,007         578,383

 LESS: RETURNS AND ALLOWANCES .......................        129,813            --
                                                        ------------    ------------

 NET REVENUE ........................................      3,547,194         578,383


 OPERATING EXPENSES
     Commissions ....................................      1,111,303         199,807
     Cost of travel services and products ...........        532,634          80,108
     Depreciation and amortization ..................        145,347          11,112
     Marketing and selling ..........................           --            14,874
     General and administrative .....................      1,523,002         302,064
                                                        ------------    ------------
 TOTAL OPERATING EXPENSES ...........................      3,312,286         607,965
                                                        ------------    ------------

 INCOME (LOSS) FROM OPERATIONS ......................        234,908         (29,582)

 OTHER INCOME (EXPENSES)
     Gain (loss) from sales of short-term investments         (5,671)            536
     Interest and dividend income ...................          7,228           3,314
     Interest expense ...............................       (255,047)         (5,297)
                                                        ------------    ------------
 TOTAL OTHER EXPENSES ...............................       (253,490)         (1,447)
                                                        ------------    ------------

 (LOSS) BEFORE INCOME TAXES....... ..................        (18,582)         (31,029)

 INCOME TAXES .......................................          2,386             957
                                                        ------------    ------------

 NET(LOSS)........ ..................................   $    (20,968)    $    (31,986)
                                                        ============    ============

 NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS           $    (20,968)    $    (31,986)
                                                        ============    ============

 BASIC (LOSS) PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING .....     22,760,206       9,912,983
                                                        ============    ============

     BASIC (LOSS) PER SHARE ........................   $      (0.00)    $      (0.00)
                                                        ============    ============

 DILUTED  (LOSS) PER SHARE:
     WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
         AND DILUTIVE POTENTIAL COMMON SHARES .......     22,760,206       9,912,983
                                                        ============    ============

     DILUTED. (LOSS) PER SHARE .....................   $      (0.00)    $      (0.00)
                                                       ============    ============


 See independent accountants' review report and notes to financial statements

                                     (4)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)



                                  Series B Convertible                                  Additional                       Total
                                     Preferred Stock            Common Stock              Paid-In      Accumulated    Stockholders'
                                -----------------------   --------------------------
                                   Shares       Amount      Shares          Amount        Capital        Deficit         Equity
                                -----------    --------   ------------   -----------  ------------    ------------     -----------
BALANCE AT JANUARY 1, 2005        4,092,376  $    4,092     18,976,125   $    18,976  $ 22,055,712  $   (6,186,506)  $  15,892,274


CONVERSION OF PREFERRED STOCK
     TO COMMON STOCK             (4,092,376)     (4,092)     4,092,376         4,092           -               -              -

ALLOCATION OF PROCEEDS FROM
ISSUANCE OF CONVERTIBLE DEBT                                                               706,000             -           706,000

COMMON SHARES ISSUED
     FOR SERVICES                    -              -           88,152            88        81,289             -           81,377

COMMON SHARES ISSUED
     THROUGH PRIVATE
     PLACEMENT MEMORANDUM            -              -          937,500           938       749,062             -           750,000

UNREALIZED HOLDING LOSSES
     ARISING DURING THE PERIOD       -              -              -              -              -             -            (1,248)

NET LOSS                             -              -              -              -              -         (20,968)        (20,968)
                                -----------   --------- ------------    -----------    ------------    ------------   --------------

BALANCE AT MARCH 31, 2005            -       $      -       24,094,153   $    24,094  $ 23,592,063    $  (6,207474) $   17,407,435
                                ===========   =========   ============   ===========  ============    ============  ==============




BALANCE AT JANUARY 1, 2004           -       $      -       10,879,983        10,880  $  6,574,385 $    (5,898,196)  $     687,069

NET LOSS                             -              -              -             -              -          (31,986)        (31,986)
                                -----------   ---------   ------------   -----------    ------------    ------------  --------------

BALANCE AT MARCH 31, 2004            -       $      -       10,879,983   $    10,880  $  6,574,385  $    (5,930,182) $     655,083
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



 See independent accountants' review report and notes to financial statements


                                     (5)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)



                                                                            2005           2004
                                                                     -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net  (loss) ....................................................   $   (20,968)    $   (31,986)
  Adjustments to reconcile net  (loss) to net cash
      provided (used) by operating activities:
         Depreciation and amortization ...........................       145,347         11,112
         Common shares issued for services .......................        81,377           --
         Loss (gain) from sales of short-term investments ........         5,671           (536)
         Amortization of debt discount                                   235,333           --
         Changes in assets and liabilities:
             Increase in accounts receivable .....................        (6,134)        (6,381)
             Increase in prepaid commissions .....................      (781,029)          --
             Increase in other current assets ....................      (286,453)          --
             Decrease in accounts payable and accrued expenses ...      (167,897)        (2,685)
             Increase in revenue received in advance .............       881,029          1,722
             Increase in other current liabilities ...............        11,764           --
                                                                     -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..................        98,040        (28,754)

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for software license fee and costs of development          --           (6,726)
         Proceeds from sales of short-term investments ...........       172,042         22,840
         Investments in marketable securities ....................    (1,134,881)          --
         Loans to franchisees and others, net ....................      (405,339)        (1,722)
                                                                     -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .................    (1,368,178)        14,392

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt ................     2,140,721           --
         Proceeds from issuance of common stock ..................       750,000           --
         Principal payments on debt ..............................       (78,201)        (4,490)
                                                                     -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .................     2,812,520         (4,490)
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH ..................................     1,542,382        (18,852)

CASH, BEGINNING OF PERIOD ........................................        25,449         62,718
                                                                     -----------    -----------

CASH, END OF PERIOD ..............................................   $ 1,567,831    $    43,866
                                                                     ===========    ===========




Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest .......................................................   $    19,714    $     5,297
  Income taxes ...................................................   $     2,386    $       957




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



Travel products and services
----------------------------
Commissions earned by the YTB Travel Network, Inc. subsidiary, from the sales of travel products and services, are recognized when earned. Revenues earned from all other sales of travel and related products, where the Company is the agent of record, are recorded when earned at their aggregate retail value. Cancellations have not historically been material.


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

                                       (9)

                   YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)
-------------------------------



Referring Travel Agent (RTA) sales and fees
YourTravelBiz.com, Inc. (YTB), the entity acquired by the former Rezconnect on December 8, 2004, generates revenue from the selling of online travel agencies, and from providing maintenance and training services to the new business owners of such online travel agencies. These online revenues are generated from new RTA sales and existing RTA maintenance fees. An initial up-front sign-up fee, comprised of four separate components, is required of each new RTA. However, not one of the fee components (namely, for the preparation and delivery of training materials; the establishment of a website; the setup in the online system that permits immediate tracking of RTA revenue; and also residual RTA benefits) has a standalone value or represents the culmination of a separate earnings process. As such, and in accordance with Staff Accounting Bulletin No. 104 (SAB 104) of the U.S. Securities and Exchange Commission, and with Issue No. 00-21 of the Emerging Issues Task Force(EITF), a committee established by the Financial Accounting Standards Board (FASB), the recognition of all up-front fees received from new RTA sales is deferred. Such fees are recognized as income over a period of thirty-six months, which is the average historical RTA turnover rate. The current and noncurrent deferred portions of such fees received are reflected as liabilities in the consolidated balance sheets. A 3-day right-of-return period is extended to each new RTA; after such time no refund is available. Monthly hosting and service fees are recognized in the month after the services are provided; site fees are recognized as revenue in the month that the service is provided; license fees are recognized 30 days following the expiration of the license period. The associated rights of customers and obligations of YTB over the period of the relationship are described in detail in the master franchise agreement.



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


Earnings (loss) per share
-------------------------

Basic earnings (or loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock, where such exercise or conversion would be dilutive. For the three-month period ended March 31, 2005, the effect on the basic loss per share by the incremental shares issued from the assumed exercise of stock options and warrants (amounting to 1,821,711 shares, as determined by use of the "treasury stock method" prescribed by FASB Statement No. 128) would be anti-dilutive and, therefore, are not included in the calculation of the Company's diluted loss per share for that period. Such incremental increase in the number of common shares would also have an anti-dilutive effect on the basic loss per share for the three-month period ended March 31, 2004.




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


During January 2005, the former Rezconnect entered into an agreement with an investor to raise an additional $2,000,000 of capital via a convertible term note ("Note"), together with any accrued and unpaid interest thereon, maturing on January 26, 2008. The Note was superior to the subordinate SBA loan of approximately $300,000 on Rezconnect. The terms of the Note include the provision under the associated payment schedule that the Note is to pay interest only during the first six months, with principal and interest payments beginning in August 2005. In addition, the Note is required to be paid in full within 30 months (by January 2008) unless the investor chooses to exercise the convertibility feature of the stock sooner (which the investor has the right to do under the terms of the agreement). Such Note was executed and subordinated on February 7, 2005.

Under the terms of the associated agreement, repayment is to be made either in the form of cash or stock, or in a combination thereof, based on the trading price of the stock at each due date level. The Note bears interest equal to the prevailing "prime rate", plus three percent (3%). The interest rate has an eight percent (8%) floor. The Company will receive a downward interest adjustment on the interest rate on the outstanding loan balance if the stock of the Company increases as follows: for each twenty five percent (25%) increase in stock price value above the fixed conversion price of $0.80 for the first 1,250,000 shares, and $1.25 for the second 800,000 shares, the interest will be reduced for that payment period by 50 basis points (0.50%).

The minimum amount that can be converted into shares of common stock of the Company is subject to two conditions. The first is that the stock must be trading in an amount equal to 110% of the fixed conversion price (which, for the first 1,250,000 shares, is $0.80 per share). Therefore, the stock must trade above $0.88 per share and the amount of such conversion may not exceed twenty five percent (25%) of the aggregate dollar trading volume of the stock for the twenty two (22)- day trading period immediately preceding the applicable repayment date. The second condition requires that any amount due on a repayment date that the investor has not been able to convert into shares of common stock due to the failure to meet the conversion criteria, shall be paid in cash by the Company at the rate of 102% of the monthly amount otherwise due on such repayment due date.


                   See independent accountants' review report
                                      (15)
                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


The Company has the option of prepaying this Note ("Optional Redemption") by paying to the investor the sum of money equal to one hundred thirty percent (130%) of the principal amount of the Note at any time, based on the outstanding amount due plus any accrued interest. The investor has the right, in its sole discretion, to accept the cash payment or to exercise the right to take all stock, or stock and cash, by notifying the Company within seven (7) days of the Optional Redemption notice.

Under the agreement, the Company is required to make monthly principal payments to the holder on each repayment date, each in the amount of $66,667 together with any accrued and unpaid interest to date. If the stock is trading at or above 110% of the fixed conversion price stated above, and the average dollar trading volume does not exceed 25% of the last twenty two (22) trading days, the Company would then be permitted to make payment in stock at a value of $66,667 divided by $0.80, or 83,333 shares of common stock, plus accrued interest.

The warrants issued with the Note are based on providing shares convertible into common stock at $1.58 for the first 400,000 shares and $1.72 for the remaining 400,000 shares. The investor is permitted to convert these shares anytime between the date of registration of the shares on the associated Form SB-2 and January 26, 2012. Such exercise price is determined by averaging the closing bid and asked prices reported for the last business day immediately preceding the exercise date.

The Company is liable under the terms of this agreement for the approximate maximum amount of $340,005 of principal and accrued interest in 2005, should the quoted market price of its stock fall below $0.88 per share. Such maximum liability would approximate $816,013, plus accrued interest, per year in years 2006 and beyond if the quoted market price of its stock were to fall below $0.88 on the first 1,250,000 shares converted and $1.375 on the second 800,000 shares converted.

This convertible Note contains a beneficial conversion feature, as the debt may be convertible into common stock at fixed-dollar conversion prices as of the commitment date (February 1, 2005) that were lower than the market price of the common stock on that same date. The date of earliest conversion is August 1, 2005. In applying the provisions of EITF Issue No. 98-5 and No. 00-27, the intrinsic value of the beneficial conversion feature, or debt discount, has been calculated to be $706,000. This debt discount is being recognized as interest expense over the six-month period February 1, 2005 through July 31, 2005, at a monthly amortization of $117,667.


Minimum principal payments of long-term debt as of March 31, 2005 are as follows:


      Twelve months
     ending March 31,                               Amount
     ----------------                               ------

           2006                              $      49,340
           2007                                     20,328
           2008                                     21,156
           2009                                     22,018
           2010                                     22,915
           Thereafter                            1,863,229
                                                 ---------

           Total                             $   1,998,986
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


                                      (19

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
                             Services
---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------

External and inter-
  segment revenue      $   1,093,702         $    1,835,897           $  184,441         $     433,154              $     3,547,194

---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------

Segment profit (loss)  $    325,181          $      (99,992)          $ 169,224          $    (415,381)             $       (20,968)

---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------

Total assets           $   2,544,406         $    4,424,304                 -            $  17,719,792               $   24,688,502

---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------
Capital expenditures              -                    -                    -                   -                              -
---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------
Depreciation and
  amortization                    -          $       20,347                 -            $     125,000              $       145,347
---------------------- --------------------- ------------------------ ------------------ -------------------------- ----------------

Investment income
  (loss), net                     -          $        1,761                 -            $        (204)             $         1,557

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


                                      (23)

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


August 25, 2005










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



                                     (25)

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



                                      (26)

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




                                      (27)

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





                                      (28)

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




                                      (29)

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


OPERATING EXPENSES



    Commissions. Commissions increased by $ 911,496. The increase is mainly attributable to YourTravelBiz.com, Inc. (See note above).




                                      (30)

    Cost of Travel Products and Services. Cost of travel products and services increased by approximately $452,526 or 565% in 2005 as compared to 2004 three-month period. These costs increased as a result of higher travel related revenues.


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

    The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services




                                      (31)
and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company,
(vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to September 11 and the conflict with Iraq.

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



                                      (32)

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





                                      (34)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the __25th_ day ofAugust , 2005.



                                  YTB International, Inc.
                                 successor to REZconnect(R) Technologies, Inc.)

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent, Director and
                                  Chief Executive Officer



August 25__,  2005







                                      (35)