Form 10KSB/A
period 2004-12-31
YTB International, Inc.
filed 2005-08-29
CIK 852766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                              FORM 10-KSB/A . No. 5

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



Prior Amendment No. 2 to this Form 10-K filed in April inadvertently omitted certain necessary Sarbanes-Oxley Act Certifications. The purpose of Amendements No. 3, 4 and 5 are (i) to reflect those necessary Certifications and (ii) to respond to staff comments of the SEC regarding certain disclosures contained in the Form 10-K and associated Amendments.

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




         To complement its internally developed technology platform, Technologies has entered into two software licenses. Specifically, Technologies currently licenses technology from Taurus TeleSys, Inc. ("Taurus") for it net-to-phone applications under an agreement that provides Taurus with 4% of Technologies' revenue when used in e-commerce transactions applications. In addition, Technologies' licenses an Internet website from MyCity.com, Inc. for commercial use in the Comapny's REZCity franchise program; with a minimum payment of $9,000 per year, Technologies pays fees to MyCity.com, Inc. based on page views. The Taurus and MyCity.com licensing agreements currently expire, unless extended, respectively in August 2006 and May 2007. Any pending patent applications are filed by Taurus under its licensing agreement and relate to net-to-phone applications and transactions.



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

         The Company is contingently liable under the terms of a secured convertible note if the price of its common stock falls below a specified minimum amount. That contingent liability, based on $$0.80 on the first $1,000,000 purchased and $1.25 on the second $1,000,000 purchase, is up to $278,000 in 2005 and $667,000 in 2006 and beyond. The amount of contingent liability, if any, is highly speculative since it is based on the market price of the Company's stock as it may change over time.





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


         While we may enter into transactions with affiliates in the future, we intend to continue to enter into such transactions only at prices and on terms no less favorable to us than transactions with independent third parties. See for example, the descriptions in "Summary Executive Compensation" and
"Employment Agreement with Our Chief Executive Officer." In that context, we will require any director or officer who has a pecuniary interest in a matter being considered to recuse themselves from any negotiations. In any event, any debt instruments in the future are expected generally to prohibit us from extending loans to Company principals.

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

     (c) Reports on Form 8-K
         None

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of August , 2005.




                                 YTB International, Inc.
                                 (successor to REZconnect(R) Technologies, Inc.)

                                 /s/ Michael Y. Brent
                                 ------------------------------------
                                 Michael Y. Brent, Director and
                                 Chief Executive Officer






         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) in the capacities indicated on the 25th day of August , 2005.

/s/ Michael Y. Brent         Director and                         August 25,2005

                             Chief Executive Officer
------------------------
Michael Y. Brent




/s/ J. Lloyd Tomer           Chairman of the                      August 25,2005

                             Board of Directors
------------------------
J. Lloyd Tomer





/s/ J. Scott Tomer           Director and President               August 25,2005


------------------------
J. Scott Tomer




/s/ J. Kim Sorensen          Director and Vice President          August 25,2005


------------------------
J. Kim Sorensen




/s/ Derek Brent              Director, Secretary and              August 25,2005
                             Chief Financial and Accounting Officer

------------------------
Derek Brent




/s/ Harold Kestenbaum        Director                             August 25,2005


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