Form 10QSB/A
period 2005-06-30
YTB International, Inc.
filed 2005-08-29
CIK 852766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005 .
..
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     ______________

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

                                   FORM 10-QSB
                      SIX MONTHS ENDED JUNE 30, 2005
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (unaudited)

           Independent Registered Public Accounting Firm's Review Report.......1
           Condensed Balance Sheets ...........................................2
           Condensed Statements of Operations..................................4
           Consolidated Statements of Changes in Stockholders' Equity..........6
           Condensed Statements of Cash Flows..................................7
           Notes To Condensed Financial Statements ............................8
            Independent Registered Public Accounting Firm's Report
               on Supplementary Information ..................................25
           Supplementary Information
               Consolidated Schedules of General and Administrative Expenses..26

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................28

Item 3 - Controls and Procedures..............................................35

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings          ..........................................35
Item 2.  Changes in Securities and Use of Proceeds............................35
Item 3.  Defaults Upon Senior Securities......................................35
Item 4.  Submission of Matters to a Vote of Security Holders..................35
Item 5.  Other Information          ..........................................35
Item 6.  Exhibits and Reports on Form 8-K.....................................35
Signatures....................................................................36

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

                           SIX AND THREE MONTHS ENDED
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                   (UNAUDITED)





                                                                         Page(s)
                                                                         -------

Independent Registered Public Accounting Firm's Review Report               1

Financial Statements

       Consolidated Balance Sheets                                        2 - 3

       Consolidated Statements of Operations                              4 - 5

       Consolidated Statements of Changes in Stockholders' Equity           6

       Consolidated Statements of Cash Flows                                7


Notes to Financial
Statements                                                                8 - 24

Independent Registered Public Accounting Firm's Report
   on Supplementary Information                                            25

Supplementary Information

       Consolidated Schedules of General and Administrative Expenses     26 - 27

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


August 25, 2005


                                       (1)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                     ASSETS

                                                                                      2005           2004
                                                                                 ------------    ------------

CURRENT ASSETS
   Cash ......................................................................   $  2,995,961    $     91,300
   Available-for-sale securities .............................................        339,855         684,926
   Current portion of notes receivable .......................................            -           119,120
   Accounts receivable (less allowance for doubtful
       accounts of $65,009 in 2005 and 2004) .................................        600,206         267,673
   Loans receivable ..........................................................          6,000             -
   Current portion of prepaid commissions ....................................      2,692,439             -
   Other prepaid expenses and current assets .................................        481,076          10,036
                                                                                 ------------    ------------
TOTAL CURRENT ASSETS .........................................................      7,115,537       1,173,055

PROPERTY AND EQUIPMENT (NET) .................................................        215,915             -

INTANGIBLE ASSETS (NET) ......................................................      6,208,333             -

GOODWILL .....................................................................      9,436,118             -

OTHER ASSETS
   Capitalized software costs (less accumulated amortization
      of $122,168 in 2005 and $79,664 in 2004) ...............................         54,970          92,362
   Notes receivable, less current portion ....................................        379,124         675,014
   Prepaid commissions, less current portion .................................      3,197,893             -
   Security deposits and other assets ........................................         11,818          11,663
   Deferred tax asset ........................................................        121,981             -
                                                                                 ------------    ------------
TOTAL OTHER ASSETS ...........................................................      3,765,786         779,039
                                                                                 ------------    ------------

TOTAL ASSETS .................................................................   $ 26,741,689    $  1,952,094
                                                                                 ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt ......................................   $     78,093    $     19,273
   Accounts payable and accrued expenses .....................................        604,029         146,923
   Current portion of deferred revenue .......................................      2,704,761         118,062
   Income taxes currently payable ............................................        108,740             -
   Accrued interest payable ..................................................         16,251             -
                                                                                 ------------    ------------
TOTAL CURRENT LIABILITIES ....................................................      3,511,874         284,258

OTHER LIABILITIES

   Long-term debt, less current maturities ...................................      2,408,208         334,977
   Deferred revenue, less current portion ....................................      3,308,796         628,232
   Security deposits .........................................................            -            23,326
                                                                                 ------------    ------------
TOTAL OTHER LIABILITIES ......................................................      5,717,004         986,535
                                                                                 ------------    ------------

TOTAL LIABILITIES ............................................................      9,228,878       1,270,793

STOCKHOLDERS' EQUITY
   Common stock, par value $.001; 50,000,000 and 20,000,000 shares
       authorized; 24,364,321 and 10,879,983 shares issued and outstanding ...         24,364          10,880
   Additional paid-in capital in excess of par ...............................     23,812,086       6,574,385
   Accumulated deficit .......................................................     (6,323,212)     (5,903,964)
   Accumulated other comprehensive income ....................................           (427)            -
                                                                                 ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ...................................................     17,512,811         681,301
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 26,741,689    $  1,952,094
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
                                                                        ============

  See independent accountants' review report and notes to financial statements

                                      (3)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                       2005             2004
                                                   ------------    ------------


REVENUE
    Commissions .................................  $    717,710    $        -
    Franchise fees ..............................         2,139          54,602
    Franchise service and other fees ............       140,773         291,113
    Travel products and services ................     2,093,713         893,254
    Online travel income ........................       431,461         232,215
    Advertising and other .......................        96,844           2,349
    New RTA sales ...............................     1,190,715             -
    Monthly maintenance fees ....................     3,446,611             -
    Printing and administrative service fees ....     1,083,719             -
                                                   ------------    ------------
GROSS REVENUE ...................................     9,203,685       1,473,533

LESS: RETURNS AND ALLOWANCES ....................       335,011             -
                                                   ------------    ------------

NET REVENUE .....................................     8,868,674       1,473,533

OPERATING EXPENSES
    Commissions .................................     3,169,704             -
    Cost of travel services and products ........     1,629,313         832,829
    Depreciation and amortization ...............       293,539          25,107
    Marketing and selling .......................           400          30,464
    General and administrative ..................     3,275,908         600,389
                                                   ------------    ------------
TOTAL OPERATING EXPENSES ........................     8,368,864       1,488,789
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS ...................       499,810         (15,256)

OTHER INCOME (EXPENSES)
    Loss from sales of securities ...............        (5,671)         (5,191)
    Interest and dividend income ................        39,534          25,834
    Interest expense ............................      (682,206)        (10,409)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSES) ...................      (648,343)         10,234
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)      (148,533)         (5,022)

INCOME TAX EXPENSE (BENEFIT)
    Current .....................................       110,154             746
    Deferred ....................................      (121,981)            -
                                                   ------------    ------------
TOTAL INCOME TAX EXPENSE (BENEFIT) ..............       (11,827)            746
                                                   ------------    ------------

NET INCOME (LOSS) ...............................  $   (136,706)    $    (5,768)
                                                   ============    ============

BASIC EARNINGS (LOSS) PER SHARE:
    WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ..    23,723,917      10,879,983
                                                   ============    ============

    BASIC EARNINGS (LOSS) PER SHARE .............  $      (0.01)    $     (0.00)
                                                   ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:
    WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
        AND DILUTIVE POTENTIAL COMMON SHARES ....    23,723,917      10,879,983
                                                   ============    ============

    DILUTED EARNINGS (LOSS) PER SHARE ...........  $     (0.01)    $      (0.00)
                                                   ============    ============


  See independent accountants' review report and notes to financial statements

                                      (4)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                       2005             2004
                                                   ------------    ------------


REVENUE
    Commissions .................................  $    484,525    $        -
    Franchise fees ..............................           -            50,857
    Franchise service and other fees ............        66,500         151,571
    Travel products and services ................     1,309,608         567,460
    Online travel income ........................       247,020         125,262
    Advertising and other .......................        56,917             -
    New RTA sales ...............................       677,113             -
    Monthly maintenance fees ....................     1,997,155             -
    Printing and administrative service fees ....       687,840             -
                                                   ------------    ------------
GROSS REVENUE ...................................     5,526,678         895,150

LESS: RETURNS AND ALLOWANCES ....................       205,198             -
                                                   ------------    ------------

NET REVENUE .....................................     5,321,480         895,150

OPERATING EXPENSES
    Commissions .................................     2,058,401             -
    Cost of travel services and products ........     1,096,679         552,914
    Depreciation and amortization ...............       148,192          13,995
    Marketing and selling .......................           400          15,590
    General and administrative ..................     1,752,906         298,325
                                                   ------------    ------------
TOTAL OPERATING EXPENSES ........................     5,056,578         880,824
                                                   ------------    ------------

INCOME FROM OPERATIONS ..........................       264,902          14,326

OTHER INCOME (EXPENSES)
    Loss from sales of securities ...............           -            (5,727)
    Interest and dividend income ................        32,306          22,520
    Interest expense ............................      (427,159)         (5,112)
                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSES) ...................      (394,853)         11,681
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)      (129,951)          26,007

INCOME TAX EXPENSE (BENEFIT)
    Current .....................................       107,768            (210)
    Deferred ....................................      (121,981)            -
                                                   ------------    ------------
TOTAL INCOME TAX BENEFIT ........................       (14,213)           (210)
                                                   ------------    ------------

NET  INCOME (LOSS)...............................  $   (115,738)    $     26,217
                                                   ============    ============

BASIC EARNINGS (LOSS) PER SHARE:
    WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ..    24,317,269      10,879,983
                                                   ============    ============

    BASIC EARNINGS (LOss) PER SHARE .............  $      (0.00)   $       0.00
                                                   ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:
    WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
        AND DILUTIVE POTENTIAL COMMON SHARES ....    24,317,269      10,879,983
                                                   ============    ============

    DILUTED EARNINGS (LOSS) PER SHARE ........... $      (0.00)   $       0.00
                                                   ============    ============

  See independent accountants' review report and notes to financial statements

                                      (5)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)



                                  Series B Convertible                                  Additional                       Total
                                     Preferred Stock            Common Stock              Paid-In      Accumulated    Stockholders'
                                -----------------------   --------------------------
                                   Shares       Amount      Shares          Amount        Capital        Deficit         Equity
                                -----------    --------   ------------   -----------  ------------    ------------     -----------
BALANCE AT JANUARY 1, 2005        4,092,376  $    4,092     18,976,125   $    18,976  $ 22,055,712   $  (6,186,506)  $  15,892,274

CONVERSION OF PREFERRED STOCK
     TO COMMON STOCK             (4,092,376)     (4,092)     4,092,376         4,092        -               -            -

ALLOCATION OF PROCEEDS FROM
ISSUANCE OF CONVERTIBLE DEBT                                                               706,000             -           706,000


COMMON SHARES ISSUED
     FOR SERVICES                    -            -             95,820            96        91,574          -               91,670

COMMON SHARES ISSUED
     THROUGH PRIVATE
     PLACEMENT MEMORANDUM            -            -          1,200,000         1,200       958,800          -              960,000

UNREALIZED HOLDING LOSSES
     ARISING DURING THE PERIOD       -            -              -             -            -               -                 (427)

NET LOSS                            -            -              -             -            -             (136,706)        (136,706)
                                -----------   --------- ------------    -----------    ------------    ------------   --------------

BALANCE AT JUNE 30, 2005             -       $    -         24,364,321   $    24,364  $ 23,812,086   $  (6,323,212)  $  17,512,811
                                ===========   =========   ============   ===========    ============    ============  ==============



BALANCE AT JANUARY 1, 2004           -       $    -         10,879,983   $    10,880  $   6,574,385  $  (5,898,196)  $     687,069

NET LOSS                             -            -              -             -            -               (5,768)         (5,768)
                                -----------   --------- ------------    -----------    ------------    ------------   --------------

BALANCE AT JUNE 30, 2004             -       $    -      -  10,879,983   $    10,880  $   6,574,385  $  (5,903,964)  $     681,301
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





  See independent accountants' review report and notes to financial statements

                                      (6)

                    YTB INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                                2005           2004
                                                                            -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net  loss  ..................................................,,,,,,,..  $   (136,706)    $    (5,768)
   Adjustments to reconcile net  (loss) to net cash
      provided (used) by operating activities:
         Depreciation and amortization ..................................       293,539         25,107
         Common shares issued for services ..............................        91,670            -
         Loss from sales of securities ..................................         5,671          5,191
         Amortization of debt discount                                          588,333             -
         Changes in assets and liabilities:
             Increase in accounts receivable ............................      (217,173)       (12,429)
             Increase in prepaid commissions ............................    (2,327,438)           -
             Increase in other prepaid expenses and current assets ......      (465,764)       (16,697)
             Increase in security deposits, net .........................       (22,278)           -
             Increase in deferred tax assets ............................      (121,981)           -
             Increase (decrease) in accounts payable and accrued expenses      (139,714)        41,147
             Increase in revenue received in advance ....................     2,319,249            942
             Increase in income taxes currently payable .................       108,740            -
             Increase in accrued interest payable .......................        16,251            -
                                                                            -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ........................        (7,601)        37,493

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment ............................      (161,789)           -
         Payment for software license fee and costs of development ......           -          (45,000)
         Proceeds from sales of securities ..............................       172,042         47,209
         Investments in marketable securities ...........................    (1,134,881)           -
         Transfers from brokerage accounts ..............................     1,145,197            -
         Loans to franchisees and others, net ...........................      (101,329)       (44,200)
                                                                            -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES ...................................       (80,760)       (41,991)

CASH FLOWS FROM FINANCING ACTIVITIES
         Advance from acquisition of software ...........................           -           40,500
         Proceeds from issuance of long-term debt .......................     2,140,721            -
         Proceeds from issuance of common stock .........................       960,000            -
         Principal payments on debt .....................................       (41,848)        (7,420)
                                                                            -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................     3,058,873         33,080
                                                                            -----------    -----------

NET INCREASE IN CASH ....................................................     2,970,512         28,582

CASH, BEGINNING OF PERIOD ...............................................        25,449         62,718
                                                                            -----------    -----------

CASH, END OF PERIOD .....................................................   $ 2,995,961    $    91,300
                                                                            ===========    ===========




Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest .............................................................   $    77,622    $    10,409
   Income taxes .........................................................   $     1,414    $       746

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

Earnings per share
------------------

Basic earnings (or loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock, where such exercise or conversion would be dilutive. For the six and three-month periods ended June 30, 2005, the effect on the basic loss per share by the incremental shares issued from the assumed exercise of stock options and warrants (as determined by use of the "treasury stock method" prescribed by SFAS No. 128) would be anti-dilutive. Accordingly, such incremental shares are not included in the calculation of the Company's diluted loss per share in each of those periods. Such incremental increase in the number of common shares would also have an anti-dilutive effect on the basic loss per share for the six-month period ended June 30, 2004. For the three-month period ended June 30, 2004 the effect would also be anti-dilutive, as the average market price of the stock during that period did not exceed the issuance price.


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

This convertible Note contains a beneficial conversion feature, as the debt may be convertible into common stock at fixed-dollar conversion prices as of the commitment date (February 1, 2005) that were lower than the market price of the common stock on that same date. The date of earliest conversion is August 1, 2005. In applying the provisions of EITF Issue No. 98-5 and No. 00-27, the intrinsic value of the beneficial conversion feature, or debt discount, has been calculated to be $706,000. This debt discount is being recognized as interest expense over the six-month period February 1, 2005 through July 31, 2005, at a monthly amortization of $117,667. The debt discount recognized as interest expense during the six and three-month periods ended June 30, 2005 was $588,333 and $353,000, respectively.


In addition, as of June 30, 2005, the Company is financing three vehicles, payable in monthly installments ranging from approximately $1,000 to $1,200, at the rate of approximately 6.25%. The loans are payable through April 2008. The balances due on these vehicle loans as of June 30, 2005 totaled $136,150.


Minimum principal payments of long-term debt as of June 30, 2005 are as follows:


      Twelve months
     ending June 30,                          Amount
     ---------------                          ------

           2006                          $    78,093
           2007                               36,328
           2008                               26,156
           2009                               22,018
           2010                               22,915
           Thereafter                      2,300,791
                                           ---------

           Total                         $ 2,486,301
                                           =========



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
                                                                  ======



Legal Proceedings
-----------------


During June 2005, the Company and its Chief Executive Officer (the "defendants") were served a citation for a claim asserted against the defendants on May 20, 2005. In the opinion of legal counsel as of June 30, 2005, it was remote (as defined in SFAS No. 5) that either the Company or its CEO would receive a judgment against either or both. It was subsequently decreed by the U.S. District Court during August 2005 that all claims against the defendants be dismissed.


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

------------------------- --------------------- ---------------------- ----------------- --------------------- --------------

       Six-Month         Franchise and
      Period Ended       Travel- Related         Internet-Based         Online Travel
     June 30, 2005          Management         Technology Programs      Store Services         Other                  Total
                             Services
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
External and inter-
  segment revenue         $   2,954,335         $    4,327,760         $    431,461      $   1,155,118         $    8,868,674
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
 Segment profit (loss)    $     138,633         $      395,590         $    322,083      $    (993,012)        $      (136,706)
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
Total assets              $   1,637,719         $    6,329,242                 -         $  18,774,728         $   26,741,689
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
Capital expenditures               -            $      161,789                 -                  -            $      161,789
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
Depreciation and
  amortization                     -            $       20,347                 -         $     125,000         $      145,347
------------------------- --------------------- ---------------------- ----------------- --------------------- --------------
Investment income
  (loss), net             $     (13,834)        $       (6,902)                -               (39,274)        $      (60,010)
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


                                      (23)

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


                                      (24)

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

August 25, 2005






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


                                      (26)

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



                                      (27)

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

Your Travel Biz.com markets and establishes online travel agencies on behalf of YTB Travel Network the fees from which sales of online travel agencies should account for 66% of the 2005 gross revenue. Your Travel Biz.com has a unique business model. Its strategy is to create a network of commissioned sales representatives who exclusively market the online travel agencies of and serviced by YTB Travel Network. Purchasers of online travel agencies are known as Referral Travel Agents (RTAs). Each RTA pays an initial fee of $349.95, plus the first month's membership dues of $49.95. Each month, YTB automatically charges the RTA's monthly membership dues of $49.95 to their credit cards via an automatic draft against the RTA's bank account. YTB Travel Network retains a percentage of the travel



                                      (28)
commissions generated by the RTAs. In contrast Travelocity, Priceline.com, Expedia and Orbitz focus their promotion efforts on the customer. Whereas YTB Travel Network spends nothing on advertising, the major companies spend up to 50% of their revenue on advertising. YourTravelBiz.com and its sales of online travel agencies through Your TravelBiz.com is not subject to the seasonality of the travel business, nor should a decline in travel significantly impact it, since the $49.95 monthly fee is its primary source of revenue. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. RTAs have a significant advantage over the major online travel companies: They have personal relationships with their customers, who book travel through the RTAs' own online travel stores. Usually, the cost to book a trip through an RTA is comparable to booking a trip through a major online travel company. By virtue of REZconnect's technology, the RTAs' stores provide access to more than 60 booking engines, including World Choice (a subsidiary of Travelocity), Priceline.com, Hotels.com, Apple Vacations, Funjet Vacations, Ourvacationstore.com and more.


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




                                      (29)

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



                                      (30)

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




                                      (31)

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

OPERATING EXPENSES


    Commissions. Commissions increased by $3,169,704. The increase is mainly attributable to YourTravelBiz.com, Inc. (See note above).

    Cost of Travel Products and Services. Cost of travel products and services increased by approximately $796,484 or 96% in 2005 as compared to 2004 six-month period.

    Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $268,432 which is attributable mainly to the amortization of the sales representative agreements acquired in the merger.




                                      (32)

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



                                      (33)

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

LIQUIDITY AND CAPITAL RESOURCES


    Net cash used by operating activities in 2005 was approximately $7,601 as compared to cash provided by in operating activities of $37,493 in 2004.



    Net cash used by investing activities was approximately $80,760 in 2005 as compared to cash used by investing activities of approximately $41,991 in 2004.

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



                                      (34)

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

         Section 1350 Certifications:
            o  Exhibit 32-1     Certification of Chief Executive Officer.
            o  Exhibit 32-2     Certification of Chief Financial Officer.



                                      (35)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of August ,2005.


                                  YTB International, Inc.
                                  successor to REZconnect(R) Technologies, Inc.)

                                  /s/ Michael Y. Brent
                                  ------------------------------------
                                  Michael Y. Brent, Director and
                                  Chief Executive Officer


August 25, 2005





                                      (36)