Form 10QSB
period 2005-09-30
YTB International, Inc.
filed 2005-11-14
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________

Commission File Number: 0-18412

YTB International, Inc.
(Formerly REZCONNECT TECHNOLOGIES, INC)
(Exact name of registrant as specified in its charter)

Delaware	20-181181
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 Sylvan Avenue
Englewood Cliffs, New Jersey 07632
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:
(201) 567-8500

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☐.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2005 was approximately $14,280,000. Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of September 30, 2005, there were 24,530,989 shares of Common Stock, par value $.001 per share outstanding.

FORM 10-QSB
NINE MONTHS ENDED SEPTEMBER 30, 2005

YTB INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY INFORMATION

NINE AND THREE MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

Page(s)

Independent Registered Public Accounting Firm’s Review Report	1

Financial Statements

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Operations	4 - 5

Consolidated Statements of Changes in Stockholders’ Equity	6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8 - 25

Independent Registered Public Accounting Firm’s Report on Supplementary Information	26

Supplementary Information

Consolidated Schedules of General and Administrative Expenses	27 - 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
YTB International, Inc. and Subsidiaries
Englewood Cliffs, New Jersey

We have reviewed the accompanying interim consolidated balance sheets of YTB International, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related interim consolidated statements of operations for the nine-month and three-month periods then ended. We have also reviewed the related interim consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of YTB International, Inc. (formerly Rezconnect Technologies, Inc.) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our reissued report dated May 31, 2005, we expressed an unqualified opinion on those consolidated financial statements.

Dischino & Associates, P.C.
Certified Public Accountants
and Business Consultants

November 8, 2005

(1)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
ASSETS

CURRENT ASSETS
Cash	$2,972,166	$21,125
Available-for-sale securities	339,371	611,636
Current portion of notes receivable	—	121,021
Accounts receivable (less allowance for doubtful
accounts of $65,009 in 2005 and 2004)	401,745	306,217
Loans receivable	309,092	50,000
Current portion of prepaid commissions	4,044,930	3,777
Other prepaid expenses and current assets	532,885	11,536
TOTAL CURRENT ASSETS	8,600,189	1,125,312

PROPERTY AND EQUIPMENT (NET)	375,793	—

INTANGIBLE ASSETS (NET)	6,083,333	—

GOODWILL	9,436,118	—

OTHER ASSETS
Capitalized software costs (less accumulated amortization of $130,768 in 2005 and $92,556 in 2004)	46,370	83,083
Notes receivable, less current portion	—	685,788
Prepaid commissions, less current portion	4,195,365	—
Security deposits and other assets	11,818	10,460
Deferred tax asset	121,981	—
TOTAL OTHER ASSETS	4,375,534	779,331

TOTAL ASSETS	$28,870,967	$1,904,643

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,901,594	$6,780
Accounts payable and accrued expenses	1,351,835	128,814
Current portion of deferred revenue	3,481,307	118,192
Income taxes currently payable	108,740	—
Accrued interest payable	19,020	—
TOTAL CURRENT LIABILITIES	6,862,496	253,786

OTHER LIABILITIES
Long-term debt, less current maturities	678,333	340,550
Deferred revenue, less current portion	4,455,791	620,500
Security deposits	—	20,920
TOTAL OTHER LIABILITIES	5,134,124	981,970

TOTAL LIABILITIES	11,996,620	1,235,756

STOCKHOLDERS' EQUITY
Common stock, par value $.001; 50,000,000 and 20,000,000 shares authorized; 24,530,989 and 10,879,983 shares issued and outstanding	24,531	10,880
Additional paid-in capital in excess of par	23,945,253	6,574,385
Accumulated deficit	(7,093,986)	(5,918,980)
Accumulated other comprehensive income	(1,451)	2,602
TOTAL STOCKHOLDERS' EQUITY	16,874,347	668,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,870,967	$1,904,643

See independent accountants' review report and notes to financial statements

(2)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$25,449
Available-for-sale securities	528,311
Current portion of notes receivable	24,240

Accounts receivable (less allowance for doubtful accounts of $65,009)	383,033
Current portion of prepaid commissions	1,716,958
Loans receivable	122,195
Other current assets	15,312
TOTAL CURRENT ASSETS	2,815,498

PROPERTY AND EQUIPMENT (NET)	73,121

INTANGIBLE ASSETS (NET)	6,458,333

GOODWILL	9,436,118

OTHER ASSETS

Capitalized software costs (less accumulated amortization of $105,222)	79,514
Notes receivable, less current portion	137,360
Prepaid commissions, less current portion	1,845,936
Security deposits and other assets	10,460
TOTAL OTHER ASSETS	2,073,270

TOTAL ASSETS	$20,856,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$19,532
Short-term notes payable	202,342
Accounts payable and accrued expenses	743,743
Current portion of deferred revenue	1,737,984
TOTAL CURRENT LIABILITIES	2,703,601

OTHER LIABILITIES
Long-term debt, less current maturities	283,221
Deferred revenue, less current portion	1,956,324
Security deposits	20,920
TOTAL OTHER LIABILITIES	2,260,465

TOTAL LIABILITIES	4,964,066

STOCKHOLDERS' EQUITY
Preferred stock- Series B convertible, par value $.001; 5,000,000
shares authorized, 4,092,376 shares issued and outstanding	4,092
Common stock, par value $.001; 20,000,000 shares authorized,
18,976,125 shares issued and outstanding	18,976
Additional paid-in capital in excess of par	22,055,712
Accumulated deficit	(6,186,506)
TOTAL STOCKHOLDERS' EQUITY	15,892,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,856,340

See independent accountants' review report and notes to financial statements

(3)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

REVENUE
Travel agency commissions	$3,369,724	$1,442,659
Franchise service fees	203,695	284,015
Incentive income	252,813	11,826
Website hosting fees	172,277	385,528
Franchise rents	122,470	123,801
Franchise fees	—	90,753
New RTA sales	2,063,200	—
Monthly maintenance fees	6,235,863	—
Printing and administrative service fees	1,780,013	—
Miscellaneous fees and commissions	232,660	87,828
GROSS REVENUE	14,432,715	2,426,410

LESS: RETURNS AND ALLOWANCES	680,811	—

NET REVENUE	13,751,904	2,426,410

OPERATING EXPENSES
Commissions	6,046,884	973,269
Cost of travel products and services	1,858,904	572,407
Depreciation and amortization	444,354	37,999
Marketing and selling	525	83,970
General and administrative	5,548,894	785,945
TOTAL OPERATING EXPENSES	13,899,561	2,453,590

LOSS FROM OPERATIONS	(147,657)	(27,180)

OTHER INCOME (EXPENSES)
Loss from sales of securities	(5,671)	(5,191)
Interest and dividend income	72,800	29,443
Interest expense	(838,779)	(16,186)
TOTAL OTHER INCOME (EXPENSES)	(771,650)	8,066

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(919,307)	(19,114)

INCOME TAX EXPENSE (BENEFIT)
Current	110,154	1,670
Deferred	(121,981)	—
TOTAL INCOME TAX EXPENSE (BENEFIT)	(11,827)	1,670

NET LOSS	$(907,480)	$(20,784)

BASIC LOSS PER SHARE:
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,485,566	9,912,983

BASIC LOSS PER SHARE	$(0.04)	$(0.00)

DILUTED LOSS PER SHARE:
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
AND DILUTIVE POTENTIAL COMMON SHARES	21,485,566	9,912,983

DILUTED LOSS PER SHARE	$(0.04)	$(0.00)

See independent accountants' review report and notes to financial statements

(4)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

REVENUE
Travel agency commissions	$1,216,873	$588,913
Franchise service fees	62,922	80,271
Incentive income	24,915	7,886
Website hosting fees	76,609	150,964
Franchise rents	30,624	36,432
Franchise fees	—	36,151
New RTA sales	872,485	—
Monthly maintenance fees	2,789,252	—
Printing and administrative service fees	696,294	—
Miscellaneous fees and commissions	101,585	52,260
GROSS REVENUE	5,871,559	952,877

LESS: RETURNS AND ALLOWANCES	345,800	—

NET REVENUE	5,525,759	952,877

OPERATING EXPENSES
Commissions	3,183,916	432,796
Cost of travel products and services	229,591	280,051
Depreciation and amortization	150,815	12,892
Marketing and selling	125	53,506
General and administrative	2,608,779	185,556
TOTAL OPERATING EXPENSES	6,173,226	964,801

LOSS FROM OPERATIONS	(647,467)	(11,924)

OTHER INCOME (EXPENSES)
Interest and dividend income	33,266	3,609
Interest expense	(156,573)	(5,776)
TOTAL OTHER EXPENSES	(123,307)	(2,167)

LOSS BEFORE INCOME TAX	(770,774)	(14,091)

INCOME TAX	—	924

NET LOSS	$(770,774)	$(15,015)

BASIC LOSS PER SHARE:
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	24,418,669	9,912,983

BASIC LOSS PER SHARE	$(0.03)	$(0.00)

DILUTED LOSS PER SHARE:
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
AND DILUTIVE POTENTIAL COMMON SHARES	24,418,669	9,912,983

DILUTED LOSS PER SHARE	$(0.03)	$(0.00)

See independent accountants' review report and notes to financial statements

(5)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholers'
	Shares	Amont	Shares	Amount	Capital	Deficit	Equity

BALANCE AT JANUARY 1, 2005	4,092,376	$4,092	18,976,125	$18,976	$22,055,712	$(6,186,506)	$15,892,274

CONVERSION OF PREFERRED STOCK TO COMMON STOCK	(4,092,376)	(4,092)	4,092,376	4,092	—	—	—

ALLOCATION OF PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBT	—	—	—	—	706,000	—	706,000

COMMON SHARES ISSUED FOR SERVICES	—	—	95,820	96	91,574	—	91,670

COMMON SHARES ISSUED THROUGH PRIVATE PLACEMENT MEMORANDUM	—	—	1,200,000	1,200	958,800	—	960,000

CONVERSION OF DEBT TO COMMON STOCK	—	—	166,668	167	133,167	—	133,334

UNREALIZED HOLDING LOSSES ARISING DURING THE PERIOD	—	—	—	—	—	—	(1,451)

NET LOSS	—	—	—	—	—	(907,480)	(907,480)

BALANCE AT SEPTEMBER 30, 2005	—	$—	24,530,989	$24,531	$23,945,253	$(7,093,986)	$16,874,347

BALANCE AT JANUARY 1, 2004	—	$—	10,879,983	$10,880	$6,574,385	$(5,898,196)	$687,069

UNREALIZED HOLDING GAINS	—	—	—	—	—	—	2,602

NET LOSS	—	—	—	—	—	(20,784)	(20,784)

BALANCE AT SEPTEMBER 30, 2004	—	$—	10,879,983	$10,880	$6,574,385	$(5,918,980)	$668,887

See independent accountants' review report and notes to financial statements

(6)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(907,480)	$	$ (20,784)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	444,354		37,999
Common shares issued for services	91,670		—
Loss from sales of securities	5,671		5,191
Amortization of debt discount	706,000		—
Changes in assets and liabilities:
Increase in accounts receivable, net	(18,712)		(50,973)
Increase in prepaid commissions	(4,677,401)		—
Increase in other prepaid expenses and current assets	(517,573)		(15,313)
Increase in security deposits, net	(22,278)		(2,673)
Increase in deferred tax assets	(121,981)		—
Increase in accounts payable and accrued expenses	608,092		23,038
Increase (decrease) in revenue received in advance	4,242,790		(6,660)
Increase in income taxes currently payable	108,740		—
Increase in accrued interest payable	19,020		—
NET CASH USED BY OPERATING ACTIVITIES	(39,088)		(30,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(338,882)		—
Payment for software license fee and costs of development	—		(48,613)
Proceeds from sales of securities	172,042		117,910
Investments in marketable securities	(1,135,421)		—
Transfers from brokerage accounts	1,145,197		—
Loans to franchisees and others, net	(25,297)		(106,875)
NET CASH USED BY INVESTING ACTIVITIES	(182,361)		(37,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from acquisition of software	—		38,250
Net increase (decrease) in principal portion of debt	2,208,166		(12,090)
Proceeds from issuance of common stock	960,000		—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,168,166		26,160

NET INCREASE (DECREASE) IN CASH	2,946,717		(41,593)

CASH, BEGINNING OF PERIOD	25,449		62,718

CASH, END OF PERIOD	$2,972,166		$21,125

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$819,759		$16,186
Income taxes	$1,414		$1,670

Supplemental schedule of noncash financing activities:
Additional common stock was issued upon the conversion of $133,334 of long-term debt.

See independent accountants' review report and notes to financial statements

(7)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTBL”, or the “Company”) and its three wholly-owned subsidiaries, Rezconnect Technologies, Inc., YourTravelBiz.com, Inc., and YTB Travel Network, Inc. (sometimes hereafter collectively referred to as the “Company”), are the entities that resulted from a corporate reorganization that took place on January 4, 2005. On that date YTBL re-incorporated in the State of Delaware, while simultaneously effecting a name change, by means of a “downstream merger” between itself (then incorporated in the State of New York under its former name of Rezconnect Technologies, Inc., hereafter referred to as “the former Rezconnect” during periods when incorporated as such), and a Delaware corporation named YTB International, Inc. The former Rezconnect then changed its name to YTB International, Inc. at the time of the merger of the two entities.

On December 8, 2004, prior to the January 4, 2005 merger that formed the current YTB International, Inc., the former Rezconnect acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. (“YTB”), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under New York State law and the reorganization provisions of the Internal Revenue Code. This acquisition, recorded at a total value of $15,257,445, was effected through an exchange of equity interests, with the former Rezconnect exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB.

On January 4, 2005, subsequent to the New York merger between the former Rezconnect and YTB, the assets of this new combined entity were assigned respectively to three newly-organized privately-held Delaware corporations, respectively, Rezconnect Technologies, Inc. (“Rezconnect”), YourTravelBiz.com, Inc. (“YTB”), and YTB Travel Network, Inc. (“YTB Travel”), with each new entity becoming a wholly-owned subsidiary of the former Rezconnect on that date. It was also on January 4, 2005, subsequent to the merger between the former Rezconnect and YTB, that YTBL was formed via the Delaware merger discussed above. As a consequence of this Delaware merger and associated re-incorporation, YTBL became the successor to the former Rezconnect Technologies, Inc. and its three aforementioned subsidiaries, with each subsidiary becoming a wholly-owned subsidiary of YTBL on January 4, 2005.

Following both the re-incorporation of the former Rezconnect to the now current YTB International, Inc. and a corresponding increase in the number of its authorized common shares from 20,000,000 to 50,000,000, each share of the aforementioned Series B convertible preferred stock was converted into one share of YTBL common stock on January 9, 2005.

The Company provides internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry, and is also a full-service provider of discount travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “Your Travel Biz”, “YTBnet.com”, “Travel Network”, “Global Travel Network” and “Travel Network Vacation Central”, as well as internet websites “Bookmytravel.com”, “REZconnect.com” and “RezCity.com”. The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of New Jersey. Two of its subsidiaries maintain administrative offices in Illinois.

See independent accountants’ review report

(8)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions. The YourTravelBiz.com, Inc. subsidiary markets online travel agencies on behalf of YTB Travel Network, Inc. by use of sales representatives. Such allows the representatives to build a linked-by-sponsorship network of representatives. The Rezconnect Technologies, Inc. subsidiary owns, maintains and develops online and other booking technologies for suppliers within the travel industry. It also franchises brick and mortar travel agencies. The YTB Travel Network, Inc. and Rezconnect Technologies, Inc. subsidiaries are travel agencies which book travel reservations and transactions, collect payments and licensing fees, and pay sales commissions.

All of the Company’s franchised operations are independently owned and operated. All sales of travel products by the Rezconnect subsidiary are made through its independent agencies and franchisees, or through its interactive websites. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

The Company is also engaged in the business of wholesale travel, providing products and services to its franchisees which are obtained from tour operators and cruise lines, and operates as a retail agency through one of its booking subsidiaries (Rezconnect), as described in greater detail above.

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

In recent years, the Company began shifting its operations away from franchising in order to concentrate on developing its internet travel agency business. The Company’s investments in software and technology are directed towards the enhancement of its online travel agency.

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

See independent accountants’ review report

(9)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
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

Revenue recognition

Franchise fees
Payment of an initial franchise fee is due upon the execution of a franchise agreement with the franchisee. Such franchise fees are charged for the right of the franchisee to conduct business by the use of resources provided by the Rezconnect subsidiary. Payment may be in the form of cash or notes, or in a combination thereof. Revenue is deferred until all material conditions prior to the opening of a franchised business have been satisfied and all substantial doubts of collectibility have been eliminated, the culmination of which is generally upon the receipt of payment. Such conditions include the selection of a site location by the franchisee and the subsequent execution of a corresponding lease agreement. The associated rights of customers and Rezconnect’s obligations over the period of the relationship are described in detail in the master franchise agreement. Such franchise fees are non-refundable once a site location has been selected by the franchisee.

In addition, referring travel agents (“RTAs”) purchase business opportunities from YTB Travel. Each new RTA pays an initial up-front fee, plus a monthly maintenance fee thereafter for as long as the RTA remains in the system. The aggregate business license and opportunity fee revenues generated from RTAs, both initially and ongoing, far exceed the revenues generated from the Rezconnect brick and mortar franchises. For more detail, see the description of same in Note 1.

Travel products and services
Commissions earned by the YTB Travel Network, Inc. subsidiary from its sales of travel products and services are recognized when earned. Revenues earned from all other sales of travel and related products, where the Company is the agent of record, are recorded when earned at their aggregate retail value. Cancellations have not historically been material.

Commission and incentive income
Commissions and incentives earned from travel sales are recognized upon receipt and are recorded on a net basis. Commissions earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The related cost of such revenue is recorded separately as an operating expense.

Website hosting fees
Website hosting fees are recognized as earned in the month after such services are provided. The monthly revenue generated from such services is based upon the number of websites hosted.

See independent accountants’ review report

(10)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

Referring Travel Agent (RTA) sales and fees
YourTravelBiz.com, Inc. (YTB), the entity acquired by the former Rezconnect on December 8, 2004, generates revenue from the selling of online travel agencies, and from providing maintenance and training services to the new business owners of such online travel agencies. These online revenues are generated from new RTA sales and existing RTA maintenance fees. An initial up-front sign-up fee, comprised of four separate components, is required of each new RTA. However, not one of the individual fee components (namely, a fee for the preparation and delivery of training materials; the establishment of a website; the setup in the online system that permits immediate tracking of RTA revenue; and also residual RTA benefits) has a standalone value or represents the culmination of a separate earnings process. As such, and in accordance with both Staff Accounting Bulletin No. 104 (SAB 104) of the U.S. Securities and Exchange Commission, and Issue No. 00-21 of the Emerging Issues Task Force (EITF), a committee established by the Financial Accounting Standards Board (FASB), the recognition of all up-front fees received from new RTA sales is deferred. Such fees are recognized as income over a period of thirty-six months, which is the average historical RTA turnover rate. The current and noncurrent deferred portions of such fees received are reflected as liabilities in the consolidated balance sheets. A 3-day right-of-return period is extended to each new RTA; after such time no refund is available. Monthly hosting and service fees are recognized in the month after the services are provided, site fees are recognized as revenue in the month that the service is provided, and license fees are recognized 30 days following the expiration of the license period. The associated rights of customers and obligations of YTB over the period of the relationship are described in detail in the master franchise agreement.

Service fees and other revenue
Franchise fees, administrative service fees, and printing and advertising revenues are recognized as earned income as they become due and payable.

Expense recognition of commission costs
YTB incurs commission costs that are directly related to the origination of new RTA sales; sales which result in the deferral of revenue. Such incremental direct commission costs are capitalized in accordance with FASB Technical Bulletin No. 90-1 (FTB 90-1). In addition, the Company has elected to account for such commission costs in accordance with SAB 104 and FTB 90-1 by deferring and charging such costs to expense in proportion to the related revenue recognized, over the same deferral period of thirty-six months.

Concentration of credit risk
The Company is subject to credit risk through its cash, trade receivables, short-term investments and notes receivable. Credit risk with respect to cash is minimized, as deposits are maintained in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Credit risk with respect to trade receivables is minimized due to the nature of its customer base and geographic dispersion of such customers. Short-term investments are placed in a highly-rated mutual bond fund to minimize credit risk. As of September 30, 2005, the Company’s uninsured cash balances totaled approximately $2,100,000.

See independent accountants’ review report

(11)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
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

Investments in marketable securities
The Company has adopted FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain investments to be classified into the following three categories: held-to-maturity (recorded at amortized cost), available-for-sale (recorded at fair market value), and trading (recorded at fair market value). The Company classifies and reflects its marketable equity securities as “available-for-sale” securities in the current asset section of its consolidated balance sheet. Realized gains and losses, determined by use of the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported as a component of stockholders’ equity, included in accumulated other comprehensive income.

Goodwill and other intangible assets
Goodwill, which is the excess of cost over the fair value of net assets (including identifiable intangibles) acquired in a business acquisition, is stated at historical cost less accumulated amortization. Goodwill had been amortized on a straight-line basis over a five-year period until the adoption of FASB Statement No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. Pursuant to this financial accounting standard, amortization of goodwill has been discontinued for financial accounting reporting purposes, but is instead tested for impairment on an annual basis. With respect to recognized intangible assets other than goodwill, such assets with finite useful lives are amortized over their useful lives, while assets with indefinite useful lives are not amortized. All intangible assets are likewise tested for impairment on an annual basis.

Advertising costs
Pursuant to the provisions of Statement of Position (“SOP”) No. 93-7 issued by the American Institute of Certified Public Accountants, advertising costs are expensed as incurred.

Adoption of other accounting pronouncements
In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 supersedes the accounting and reporting requirements under APB Opinion No. 16, “Business Combinations”, by requiring that only the “purchase method” be used to account for business combinations. More specifically, SFAS No. 141 discusses the application of the purchase method as it relates to a business combination effected through an exchange of equity interests. Accordingly, the provisions of SFAS No. 141 have been so adopted and employed in connection with the recording of the merger between the former Rezconnect Technologies, Inc. and YourTravelBiz.com, Inc. on December 8, 2004, as described in Note 1.

See independent accountants’ review report

(12)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of other accounting pronouncements (continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities" - an Interpretation of ARB No. 51” (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or “SPEs”) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date, and applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the consolidated results of operations or financial position of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts modified or entered into after September 30, 2003, and for hedging relationships designed after September 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will materially impact its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires entities to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning with the second quarter of fiscal year 2004; the Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

Accounts and notes receivable
The Company reflects both accounts and notes receivable at their outstanding principal balances as of the balance sheet date, as adjusted by any charge-offs or allowances established as a reserve for potentially uncollectible accounts.

Comprehensive income
The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components, when the amount of such comprehensive income is considered to be material.

See independent accountants’ review report

(13)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Profit-sharing plan
The Rezconnect subsidiary sponsors a profit-sharing plan (“plan”), which is a defined contribution pension plan, for all of its eligible employees. All employees who have completed 1,000 hours of service during the plan year may participate. Contributions are accrued and paid out of Rezconnect’s current profits at the discretion of the parent Company’s Board of Directors (“Board”). Employees may make voluntary contributions, subject to statutory limitations. The Board elected not to make any contributions to the plan during either the nine-month period ended September 30, 2005 or 2004.

Stock-based compensation
In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, companies with stock-based compensation plans are required to recognize compensation expense based on the “fair value” accounting method, or must otherwise apply the “intrinsic value” method provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and disclose pro forma net income assuming the fair value method had been applied.

The Company has elected to adopt the disclosure-only provisions of SFAS No. 123 and, accordingly, computes compensation expense for employees as prescribed by APB 25. Under APB 25, compensation cost (if any) is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. For stock options granted to non-employees, expense is measured based upon the fair value method prescribed by SFAS No. 123.

During 2004, the former Rezconnect issued 900,000 shares of its common stock as additional compensation to its Chief Financial Officer (“CFO”) to cover the shortfall between actual salary paid to the CFO and the agreed-upon compensation amount, pursuant to an employment agreement between the CFO and the Company. Such stock compensation covered periods served during the years 2001 through 2004. Of the 900,000 shares issued, 500,000 of which (valued at $50,400), were issued to compensate the CFO for services rendered in 2004. The remaining 400,000 shares pertained to services rendered in years 2001 through 2003, valued at $67,200 in each of those years.

Earnings per share
Basic earnings (or loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock, where such exercise or conversion would have a dilutive effect on the basic earnings per share. For the nine and three-month periods ended September 30, 2005 and 2004, the effect on the basic loss per share by the incremental shares issued from the assumed exercise of stock options and warrants (as determined by use of the “treasury stock method” prescribed by SFAS No. 128) would be anti-dilutive in each of those periods. Accordingly, such incremental shares are not included in the calculation of the Company’s diluted loss per share in the nine and three-month periods ended September 30, 2005 and 2004.

See independent accountants’ review report

(14)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share (continued)
As discussed in Note 1, there were 4,092,376 shares of the former Rezconnect’s Series B convertible preferred stock issued on December 8, 2004 that were subsequently converted into YTBL common shares on January 9, 2005. These preferred shares, however, were considered to be common stock equivalents on the date of original issuance. Accordingly, all 4,092,376 shares of the Company’s Series B convertible preferred stock are or will be included in the calculation of the Company’s earnings (or loss) per common share for all periods presented on and after December 8, 2004.

Capitalized software costs
Pursuant to SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes certain costs incurred during an internal use software development project, including costs related to applications, infrastructure, and graphics development for the Company’s websites. Capitalized costs consist of the cost of the software license agreement (Note 11), and certain external direct costs of materials and licensor-provided services incurred in developing the software for its specific applications. Capitalized software costs are amortized over their expected useful lives of thirty-six months.

Marketing compensation plan
YTB offers a compensation plan to its sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if they so qualify) and other bonus incentives based upon the amount of each representative’s sales, or enrolled referrals. Direct sales commissions are paid on a weekly basis, based upon the amount of the previous week’s sales. For active representatives, residual commissions are paid on a monthly basis, following the month earned. Bonuses are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of thirty-six months.

NOTE 3 - LONG-TERM DEBT

On January 11, 2002, as a result of the events of September 11, 2001, the former Rezconnect borrowed $324,500 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date to November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s Chief Executive Officer, and is collateralized by the accounts receivable and property and equipment of the Company. The outstanding balance on this SBA loan as of September 30, 2005 and 2004 was $288,255 and $309,080, respectively.

See independent accountants’ review report

(15)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 3 - LONG-TERM DEBT (CONTINUED)

As of September 30, 2005, the Company had outstanding notes payable totaling $239,721 due to two of its officers who had advanced funds to the Company. The notes are unsecured and bear interest at the prevailing prime rate. The note provisions contain no set terms of repayment.

During 2004, the former Rezconnect acquired a software license right to conduct its online franchise business. The total cost of this software license right was $45,000. An option to make installment payments of $9,000 per year for five years, at the prevailing rate of interest, was granted by the provider. The note is secured by various Company assets. The outstanding balance due on this note as of September 30, 2005 and 2004 totaled $34,000 and $38,250, respectively.

During January 2005, the former Rezconnect entered into an agreement with an investor to raise an additional $2,000,000 of capital via a convertible term note (“Note”), together with any accrued and unpaid interest thereon, maturing on January 26, 2008. The Note was superior to the subordinate SBA loan of approximately $300,000 on Rezconnect, and was executed and subordinated on February 7, 2005. The terms of the Note include the provision under the associated payment schedule that the Note is to pay interest only during the first six months, with principal and interest payments beginning in August 2005. In addition, the Note is required to be paid in full within 30 months (by January 2008) unless the investor chooses to exercise the convertibility feature of the debt into common stock sooner (which the investor has the right to do under the terms of the agreement). On October 12, 2005, the investor did so choose to exercise such convertibility option (see Note 12).

Under the terms of the associated agreement, repayment was to have been made either in the form of cash or stock, or in a combination thereof, based upon the trading price of the stock at each due date level. The Note bore interest equal to the prevailing “prime rate”, plus three percent (3%). The interest rate contained an eight percent (8%) floor. The Company would have received a downward interest adjustment on the interest rate on the outstanding loan balance if the stock of the Company would increase as follows: for each twenty five percent (25%) increase in stock price value above the fixed conversion price of $0.80 for the first 1,250,000 shares, and $1.25 for the second 800,000 shares, the interest will be reduced for that payment period by 50 basis points (0.50%).

The minimum amount that could be converted into shares of common stock of the Company was subject to two conditions. The first is that the stock must be trading in an amount equal to 110% of the fixed conversion price (which, for the first 1,250,000 shares, is $0.80 per share). Therefore, the stock must trade above $0.88 per share and the amount of such conversion may not exceed twenty five percent (25%) of the aggregate dollar trading volume of the stock for the twenty two (22)-day trading period immediately preceding the applicable repayment date. The second condition required that any amount due on a repayment date that the investor was not able to convert into shares of common stock due to the failure to meet the conversion criteria, would be paid in cash by the Company at the rate of 102% of the monthly amount otherwise due on such repayment due date.

See independent accountants’ review report

(16)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 3 - LONG-TERM DEBT (CONTINUED)

The Company had the option of prepaying this Note (“Optional Redemption”) by paying to the investor the sum of money equal to one hundred thirty percent (130%) of the principal amount of the Note at any time, based on the outstanding amount due plus any accrued interest. The investor had the right, in its sole discretion, to accept the cash payment or to exercise the right to take all stock, or stock and cash, by notifying the Company within seven (7) days of the Optional Redemption notice.

Under the agreement, the Company was required to make monthly principal payments to the holder on each repayment date, each in the amount of $66,667 together with any accrued and unpaid interest to date. If the stock was trading at or above 110% of the fixed conversion price stated above, and the average dollar trading volume did not exceed 25% of the last twenty two (22) trading days, the Company would then have been permitted to make payment in stock at a value of $66,667 divided by $0.80, or 83,333 shares of common stock, plus accrued interest.

The warrants issued with the Note were based on providing shares convertible into common stock at $1.58 for the first 400,000 shares and $1.72 for the remaining 400,000 shares. The investor was permitted to convert these shares anytime between the date of registration of the shares on associated Form SB-2, and January 26, 2012. Such exercise price is determined by averaging the closing bid and asked prices reported for the last business day immediately preceding the exercise date.

The Company was liable under the terms of this agreement for the approximate maximum amount of $340,005 of principal and accrued interest in 2005, should the quoted market price of its stock have fallen below $0.88 per share. Such maximum liability would have approximated $816,013, plus accrued interest, per year in years 2006 and beyond if the quoted market price of its stock were to fall below $0.88 on the first 1,250,000 shares converted and $1.375 on the second 800,000 shares converted.

This convertible Note contained a beneficial conversion feature, as the debt was convertible into common stock at fixed-dollar conversion prices as of the commitment date (February 1, 2005) that were lower than the market price of the common stock on that same date. The date of earliest conversion was August 1, 2005. In applying the provisions of EITF Issue No. 98-5 and No. 00-27, the intrinsic value of the beneficial conversion feature, or debt discount, has been calculated to be $706,000. This debt discount, fully amortized as of September 30, 2005, was recognized as interest expense over the six-month period February 1, 2005 through July 31, 2005, at a monthly amortization of $117,667. The debt discount recognized as interest expense during the nine and three-month periods ended September 30, 2005 was $706,000 and $117,667, respectively. The original principal amount of this debt ($2,000,000) was reduced to $1,866,666 as of September 30, 2005 by means of a conversion to 166,668 shares of common stock, valued at $133,334, on September 1, 2005. As previously discussed, this debt was fully satisfied on October 12, 2005 via the investor’s exercise of the Note’s conversion feature (see Note 12).

In addition, as of September 30, 2005, the Company is financing four vehicles, payable in monthly installments ranging from approximately $1,000 to $1,200, at the rate of approximately 6.25%. The loans are payable through April 2008. The balances due on these vehicle loans as of September 30, 2005 totaled $151,285.

See independent accountants’ review report

(17)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 3 - LONG-TERM DEBT (CONTINUED)

Minimum principal payments of long-term debt as of September 30, 2005 are as follows:

Twelve months ending September 30,	Amount
2006	$1,901,574
2007	50,728
2008	40,556
2009	36,418
2010	37,315
Thereafter	513,316

Total	$2,579,927

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases
The Company is obligated under operating office lease agreements through June 30, 2010, to pay minimum annual rentals, currently at $164,000 per year plus real estate taxes and operating cost charges, at its New Jersey and Illinois locations.

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

Following is a summary of net rental income for the nine months ended September 30, 2005 and 2004:

	2005	2004

Sublease rental income	$122,470	$123,081
Less: minimum rental expense	89,418	106,438

Net rental income	$33,052	$16,643

See independent accountants’ review report

(18)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having remaining terms in excess of one year as of September 30, 2005 are as follows:

Twelve months	New Jersey and
ending September 30,	Illinois Offices	Wal-Mart Locations

2006	$166,815	$147,876
2007	178,375	147,876
2008	214,140	147,876
2009	172,250	-0-
2010	132,000	-0-

Total	$863,580	$443,628

Other Lease
The former Rezconnect assumed leases of its acquiree for copy machines under non-cancelable operating leases expiring in calendar year 2007. Future minimum payments in excess of one year are approximated as follows:

Twelve months ending September 30,	Amount

2006	$7,914
2007	5,936
Total	$13,850

Legal Proceedings
During June 2005, the Company and its Chief Executive Officer (the “defendants”) were served a citation for a claim asserted against the defendants on May 20, 2005. In the opinion of legal counsel, it was remote (as defined in SFAS No. 5) that either the Company or its CEO would receive a judgment against either or both. It was subsequently decreed by the U.S. District Court during August 2005 that all claims against the defendants be dismissed.

See independent accountants’ review report

(19)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements with Senior Management
Following the merger with YTB on December 8, 2004, the former Rezconnect entered into long-term employment agreements with Michael Y. Brent (its CEO), J. Scott Tomer (its President), Derek Brent (its Secretary) and Kim Sorensen (its Treasurer), collectively the “Senior Executives”. Such agreements commenced on January 1, 2005 and expire December 31, 2009. Each Senior Executive is subject to confidentiality, non-raid and non-compete provisions. (Michael Y. Brent's previous 2004 employment agreement was cancelled and superseded in the context of putting in place these nearly identical employment agreements with senior management). Each Senior Executive, so long as they continue to be employed by the Company, will be paid, directly or indirectly, a combination of (i) a base salary, and (ii) stock options and/or warrants, as so determined by the Board of Directors, acting as a Compensation Committee, based on the Company’s financial performance.  Each Senior Executive will continue to be subject to their respective confidentiality covenants and, for 3 years, their non-compete covenants.  Additionally, the estate of each Senior Executive will receive a death benefit in an amount equal to one year’s salary.

As discussed in Note 4, a one-year consulting agreement was entered into with a Company executive (J. Lloyd Tomer, its Chairman), with a one-year renewal option upon expiration.

NOTE 6 - STOCK OPTIONS

The number of stock options outstanding as of September 30, 2005 and 2004 was 475,000, with a weighted-average exercise price of $1.08. No options were granted, exercised, forfeited or canceled during either of the nine-month periods ended September 30, 2005 or 2004.

A summary of stock options outstanding and exercisable as September 30, 2005 are as follows:

		Options	Outstanding	Options	Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$1.00	410,000	5 Years	$1.00	351,000	$1.00
$2.00	65,000	5 Years	$2.00	45,000	$2.00

The fair value of the options granted for the six months ended September 30, 2005 and 2004 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

Risk free interest rate	5.00%
Expected volatility	100.00%
Expected remaining lives	2
Expected dividend yield	-0	-

See independent accountants’ review report

(20)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 7 - INCOME TAXES

As a result of Federal tax loss carryforwards available to YTB International, Inc. (the “parent” company) in 2005, either by consolidated operations or by such tax attributes that succeeded to the parent resulting from the acquisition of YourTravelBiz.com, Inc. in December 2004, a deferred tax asset has been recognized in the amount of $121,981 as of September 30, 2005 for the estimated future benefit of Federal income taxes. Such asset value has been reduced to this estimated net realizable amount as of September 30, 2005 by a valuation allowance of approximately $700,000, as estimated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At September 30, 2004, the Company was uncertain if it would realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance had been established as a reserve against the Company’s deferred tax assets as of September 30, 2004 and, therefore, no deferred income tax credits were recognized in the nine-month period ended September 30, 2004.

NOTE 8 - SEGMENT INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “other” column includes corporate items not specifically allocated to the segments. (Note: the amounts for the nine months ended September 30, 2004 reflect pre-merger activity).

Nine-Month Period Ended September 30, 2005	Franchise and Travel-Related Management Services	Internet-Based Technology Programs	Online Travel Store Services	Other	Total

External and inter-segment revenue, net	$4,275,387	$9,262,993	$1,313,550	$—	$14,851,930
Segment profit (loss)	$442,235	$(314,001)	$278,773	$(1,314,487)	$(907,480)
Total assets	$1,314,827	$8,842,289	$166,526	$18,547,325	$28,870,967
Capital expenditures	—	$338,882	—	—	$338,882
Depreciation and amortization	—	$20,347	—	$375,000	$444,354
Investment income, net	—	—	—	$67,129	$67,129

See independent accountants’ review report

(21)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 8 - SEGMENT INFORMATION (CONTINUED)

Nine-Month Period Ended September 30, 2004	Franchise and Travel-Related Management Services	Internet-Based Technology Programs	Online Travel Store Services	Other	Total

External and inter-segment revenue, net	$2,043,231	$—	$383,179	$—	$2,426,410
Segment profit (loss)	$(316,449)	—	$295,665	—	$(20,784)
Total assets	$381,990	$83,083	$806,809	$632,761	$1,904,643
Capital expenditures	—	3,613	$45,000	—	$48,613
Depreciation and amortization	—	—	$37,999	—	$37,999
Investment income, net	—	—	—	$24,252	$24,252

NOTE 9 - BUSINESS COMBINATION

As described more fully in Note 1, a business combination structured as a statutory merger took place between the former Rezconnect Technologies, Inc. (referred to as the “Company” in this Note) and YourTravelBiz.com, Inc. (“YTB”) on December 8, 2004. This merger was accounted for by use of the “purchase method”, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. In exchange for all of the outstanding common stock of YTB, the Company issued common stock (valued at $9,838,493) and Series B convertible preferred stock (valued at $5,418,952), or a total value of $15,257,445, to the stockholders of YTB. The total cost of this acquisition was allocated based upon the estimated fair values of the identifiable assets acquired and the fair values of the liabilities assumed at the date of acquisition. The recorded cost of the acquisition was based mainly on the number of sales representatives on hand at the time of contract negotiations during August 2004; financial projections of YTB, prepared and provided by YTB management; and on the estimated value of the Company’s software development regarding two franchise systems, in addition to other intangible assets.

The total cost of this acquisition exceeded the net of the amounts assigned to assets acquired and liabilities assumed by $9,436,118, which was recorded as “goodwill”. In accordance with SFAS No. 142, goodwill resulting from this acquisition has been recognized, but will not be amortized. This value representing goodwill will instead be tested for impairment on an annual basis.

Following is a summary of the allocated cost of the Company’s acquisition of YTB:
Asset
(Liability)

Property and equipment	$73,121
Computer software	9,097
Intangible assets (other than goodwill)	6,500,000
Goodwill	9,436,118
Short-term debt	(102,342)
Accounts payable and accrued expenses	(658,549)

Net assets acquired	$15,257,445

See independent accountants’ review report

(22)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 9 - BUSINESS COMBINATION (CONTINUED)

Management’s primary reasons for acquiring YTB include the long-lasting business relationship between the two companies, with YTB being the primary customer of the Company. Other factors include management’s belief that there is a larger growth potential as a combined company than as separate entities, among other reasons because of the referral marketing component that marketing contributes. More specifically, the merger is expected to increase travel market share in the retail sale of travel and travel-related services, a development that is unlikely using the prior brick and mortar agency business model. By acquiring marketing and combining the respective existing travel agency businesses of YTB and the Company, the merged entity provides both a new source of travel booking agencies plus an additional revenue source in the initial and ongoing monthly fees paid by the RTAs..

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

As of September 30, 2005, the gross carrying amount and accumulated amortization of the RTA sales agreements (“agreements”) was $1,500,000 and $416,667, respectively; amortization expense for the nine months then ended totaled $375,000. Amortization expense of the agreements for the fiscal years ending December 31, 2005 and 2006 is estimated to be $500,000 in each of those years. The cost of the agreements will be fully amortized by November 30, 2007.

With respect to the acquired intangible assets recognized as assets apart from goodwill that are not subject to amortization, the respective gross carrying amounts as of September 30, 2005 are as follows: trade names - $3,500,000; internet domain names - $1,500,000. These intangibles have indefinite legal lives. As such, they are expected to contribute indefinitely to the Company’s cash flows. No impairment losses have been recognized on these unamortized intangible assets.

The $9,436,118 of goodwill was assigned to the Company’s business segments as follows: $7,022,105 to Franchise and Travel-Related Management Services; $1,172,679 to Internet-Based Technology Programs; and $1,241,334 to Online Travel Store Services.

The basis and method for determining the total acquisition cost of $15,257,445 included the following factors:

•	YTB’s customer-base and related revenue stream.
•	YTB’s operating system.
•	The number of representatives on YTB’s sales force and related sales agreements.
•	The estimated value of YTB, based primarily on the above-listed factors, in comparison to the market value of the Company.

See independent accountants’ review report

(23)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 9 - BUSINESS COMBINATION (CONTINUED)

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

SFAS No. 141 requires the identification of the acquiring entity in a business combination. In this transaction effected through the exchange of equity interests, the Company (i.e., the former Rezconnect Technologies, Inc.) has been identified as the acquiring entity. Following are among the most pertinent facts and circumstances considered in the identification of the Company as the “acquiring entity” which, moreover, provides the rationale for the position taken that this transaction does not constitute a “reverse acquisition” as addressed in SFAS No. 141:

•
Day-to-day control continues to reside in the Company with its Chief Executive Officer (“CEO”) at the parent company level (acknowledging that each operating subsidiary has its own Board of Directors and, accordingly, a degree of operational autonomy).

•	The Company’s asset value constitutes more than 50% of the resulting total assets of the combined entity.
•	The CEO of the Company has convened and conducted each meeting of The Board of Directors that has occurred both before and after the merger.
•	The CEO of the Company continues to often be the sole signatory on filings with the Securities and Exchange Commission (SEC) and other documents.
•	The CEO of the Company initiated and structured the merger with YTB.
•	Most funding and structuring initiatives continue to reside with the Company’s CEO.
•	The Company has provided funding to YTB prior to the merger.
•	The SEC reporting address and day-to-day operations emanate from the Company’s New Jersey headquarters.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Rezconnect Technologies, Inc. subsidiary provides website hosting services to the YourTravelBiz.com, Inc. subsidiary. For the nine-month and three-month periods ended September 30, 2005, Rezconnect generated total intercompany website hosting fee revenue of $607,991 and $272,198, respectively.

The YTB Travel Network, Inc. subsidiary receives commissions from Rezconnect for providing travel-related services. For the nine-month and three-month periods ended September 30, 2005, YTB Travel generated total intercompany commission revenue of $492,035 and $185,299, respectively.

All intercompany revenues, and corresponding intercompany expenses, have been eliminated in the accompanying consolidated statements of operations.

See independent accountants’ review report

(24)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the nine-month period ended September 30, 2004, the Company incurred consulting fee expenses of approximately $18,000 for services provided by an entity owned by the Company’s Chief Executive Officer, a significant shareholder of the Company. Under a new employment agreement reached in December 2004, such consulting fees have been discontinued.

NOTE 11 - SOFTWARE LICENSE AGREEMENT AND DEVELOPMENT COSTS

During 2004, the former Rezconnect Technologies, Inc. (“Rezconnect”) acquired a software license right to conduct its online franchise business. The total cost of this software license right was $45,000. Rezconnect has been given the option to make installment payments of $9,000 per year for five years. The cost of this software license is being amortized over its five-year life. During August 2004, Rezconnect acquired a new software right in the amount of $3,612. The cost of this software right is being amortized over its expected useful life of thirty-six months.

NOTE 12 - SUBSEQUENT EVENTS

As described in Note 3, the former Rezconnect entered into an agreement with an investor to raise an additional $2,000,000 of capital via a convertible term note (“Note”) during January 2005. The terms of the Note provided for payment to be made in full by January 2008, unless the investor would choose to exercise the convertibility feature of the Note into common stock sooner. On October 12, 2005, the investor did choose to exercise such convertibility option, and thus converted the debt outstanding on that date ($1,866,666) into 1,800,000 shares of common stock.

See independent accountants’ review report

(25)

SUPPLEMENTARY INFORMATION
(See independent registered public accounting firm’s review report)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTARY INFORMATION

Our report on our reviews of the basic interim consolidated financial statements of YTB International, Inc. and subsidiaries as of September 30, 2005 and 2004, and for the nine-month and three-month periods then ended, appears on page 1. Our reviews were made for the purpose of expressing limited assurance that there are no material modifications that should be made to the interim consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles. The information included in the accompanying interim consolidated supplementary schedules is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the reviews of the basic interim consolidated financial statements, and we are not aware of any material modifications that should be made thereto.

Dischino & Associates, P.C.
Certified Public Accountants
and Business Consultants

November 8, 2005

(26)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINSITRATIVE EXPENSES
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Administrative salaried and leased employees	$1,792,001	$407,673
Payroll taxes	76,922	31,989
Advertising	103,323	—
Auto expense	—	13,517
Bad debt expense	166,542	—
Bank fees and service charges	34,137	2,376
Consultant fees	143,316	—
Contract labor	357,271	—
Computer expense	30,965	120
Charitable contributions	8,960	—
Credit card fees	340,719	—
Dues and subscriptions	35,842	39,300
Employee benefits	39,558	—
Equipment leases	28,385	5,312
Minor equipment	5,468	6,024
Licenses and permits	2,782	150
Management fees	41,250	—
Meetings and conventions	492,531	—
Miscellaneous	5,957	—
Office rent	223,818	140,206
Travel and entertainment	284,476	—
Office supplies and expenses	86,956	11,130
Printing and reproduction	437,557	5,736
Postage and delivery	192,171	16,828
Insurance	62,357	44,354
Professional fees	216,274	46,809
Training and recruitment	147,953	375
Telephone	44,121	14,046
Website user, processing and programming fees	147,282	—

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	$5,548,894	$785,945

See independent accountants' report on supplementary information

(27)

YTB INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINSITRATIVE EXPENSES
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Administrative salaried and leased employees	$738,553	$146,214
Payroll taxes	43,394	9,736
Advertising	92,677	—
Auto expense	—	4,564
Bad debt expense	166,542	—
Bank fees and service charges	20,402	814
Consultant fees	22,301	(52,080)
Contract labor	73,874	—
Computer expense	10,982	(12,916)
Charitable contributions	5,000	—
Credit card fees	159,305	—
Dues and subscriptions	15,423	10,954
Employee benefits	38,218	—
Equipment leases	12,457	525
Minor equipment	(2,362)	1,502
Licenses and permits	1,072	150
Management fees	16,667	—
Meetings and conventions	245,223	—
Miscellaneous	(1,471)	—
Office rent	94,837	43,070
Travel and entertainment	124,382	—
Office supplies and expenses	40,856	1,278
Printing and reproduction	190,528	1,199
Postage and delivery	127,158	6,077
Insurance	17,901	13,459
Professional fees	74,061	3,639
Training and recruitment	142,953	375
Telephone	25,686	6,996
Website user, processing and programming fees	112,160	—

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	$2,608,779	$185,556

See independent accountants' report on supplementary information

(28)

Item 2. Management's Discussion and Analysis or Plan of Operation YTB International, Inc.(YTBL) In December 2004, REZconnect Technologies, a publicly traded Bulletin Board company, merged with its largest customer: the privately owned YourTravelbiz.com. REZconnect Technologies had provided YTB with the technology that enabled the latter to operate its online travel stores, track orders, and book travel online. REZconnect also provides its technology to 5,000 registered agents using the Vacation Central site. YTB had developed a successful multilevel online travel marketing program through its network of Independent Marketing Representatives (“IMRs”). YTB received 11.5 million common shares valued at $15.9 million. Because the combined Company is primarily a multilevel marketing organization (71% of revenues), in January 2005, it changed its name to YTB International, Inc. from REZconnect.

The merger gives YTBL a competitive advantage because few travel related companies have expertise in travel, marketing and technology. In addition, the combined company has gained more favorable pricing terms with its vendors. The combined company is also beginning to realize economies of scale

YTBL is a leading provider of Internet based travel related services. YTBL operates three subsidiaries: Your Travelbiz.com, establishes online travel agencies and compensates its Sales Rep’s via multilevel marketing commission structure; YTB Travel Network supports online travel agencies, provides RTAs with the online booking systems, fulfills travel orders & pay travel commissions. REZconnect Technologies is a travel technology provider, including online travel booking engine technologies and supports full service travel agencies including its franchised chain of travel agencies.

The Company operates the businesses under various trade names "YourTravelBiz.com," "YourTravelBiz," "YTBnet.com," “YTB Travel and Cruises,” "Travel Network," "Global Travel Network," "Travel Network Vacation Central," as well as web sites "Bookmytravel.com," and "REZconnect.com." We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 400 airlines, at more than 57,000 hotels and with most major car rental companies, cruise lines and tour package operators.

Your Travel Biz.com markets and establishes online travel agencies which it charges a monthly fee. The sales of the online travel agency sites should account for 63% of the 2005 gross revenue. Your Travel Biz.com has a unique business model. Its strategy is to create a network of commissioned sales representatives who exclusively market the online travel agencies which are serviced by YTB Travel Network. Those who the purchasers of online travel agencies are known as Referral Travel Agents (RTAs). Each RTA pays an initial fee of $349.95, plus the first month’s membership dues of $49.95. Each subsequent month, Your Travel Biz automatically charges the RTA’s monthly membership dues of $49.95 to their credit cards or bank account. YTB Travel Network retains a percentage of the travel commissions generated by the RTAs. In contrast Travelocity, Priceline.com, Expedia and Orbitz focus their promotion efforts on the customer. Whereas Your Travel Biz spends nothing on advertising, the major companies spend at least 50% of their revenue on advertising. YourTravelBiz is not subject to the seasonality of the travel business, nor should a decline in travel significantly impact it, since the $49.95 monthly fee which is its primary source of revenue. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. RTAs have a significant advantage over the major online travel companies which as they have personal relationships with their customers, who book travel through the RTAs’ own online travel stores. Usually, the cost to book a trip through an RTA is comparable to booking a trip through a major online travel company. By virtue of REZconnect’s technology, the RTAs’ stores provide access to more than 60 booking engines, including World Choice (a subsidiary of Travelocity), Priceline.com, Hotels.com, Apple Vacations, Funjet Vacations, Ourvacationstore.com and more.

(29)

YTB Travel Network’s RTAs and REZconnect.com’s independent and franchised travel agents realize these pricing benefits because they are considered, as a single entity.

YTB International’s subsidiary REZconnect offers its customers consumer driven websites which provide strong content and book-ability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

YourTravelNetwork services a Referring Travel Agent (RTA) network, while REZconnect services the travel agent community. They both typically charges $49.95 per month on a non-contract basis to own and operate an online travel site. The agencies pay month to month via credit card.

Currently, there are over 20,000 RTA consumer websites in operation. REZconnect has over 5,000 registered travel agents, using the Vacation Central travel portal site. Site owners may qualify to solicit organizations and associations offering online travel sites helping site owners to earn revenue.

YTB Travel Network should represent 26% of YTBL’s 2005 gross revenue. This division processes all of the travel transactions, negotiates deals with over 60 preferred vendors, and receives incentives based on the volume of business that it produces. YTB Travel Network revenue should increase 112% in 2005 to $5.1 million. We project that it will increase 60% next year to $8.0 million. Future revenue growth should accelerate as more RTA’s are added to the system, and they go through the various training programs that the Company provides.

REZconnect Technologies should generate 12% of YTBL’s 2005 gross revenue. Through 5,000 registered travel agents and over 50 active franchised travel agencies, REZconnect operates under the following brands: Travel Network, Global Travel Network and Travel Network / Vacation Central. The franchisees book their customers’ travel through REZconnect.com because they generally receive more favorable pricing.

We expect REZconnect Technologies’ revenue to grow 98.3% in 2005 to $2.6 million. In 2006, revenue should advance 31.9% to $3.4 million.

OVERVIEW

For 2005, net revenue is projected to rise to $19.7 million, and basic loss per share is forecast at $.04. Monthly new RTA sales should advance to $8.3 million, reflecting an increase in the number of RTAs from 8,438 at the end of 2004 to an estimated 21,000 by December 31, 2005. Initial new RTA fees should advance to $2.7 million. Printing and administrative fees, which include revenue received from the sale of training materials, marketing brochures and RTA certification conferences, should climb to $2.3 million. This is also attributable to an increase in the number of RTAs.

Commissions are projected to increase as a percentage of net sales from June 30, 2005 to December 31, 2005 from 31% to 35%. General and administrative expense is projected to increase from 37% for the period June 30, 2005 to December 31, 2005 to 46% as staffing, overhead, utilities, insurance should increase at the same rate as net revenue.

Our revenues are comprised of initial and monthly RTA sales and monthly maintenance fees, franchise fees and franchise service fees and commissions paid by travel providers. Additional revenue is derived from other travel products and services. Certain travel suppliers pay performance based compensation known as "override commissions" or "overrides." Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required have been performed and the collectability of the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned. Online travel income is recorded when earned and is recognized based on the websites hosted.

(30)

With respect to travel services, revenues are generated by transactions with customers who purchase tickets supplied by participating vendors. Because the Company is the merchant of record in some of these transactions, revenue for these services includes the total amount billed to the customer.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 17% for cruises and vacation packages. Based on the past several years leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but, in fact, have offered the YTB Travel Network incentive commissions above the standard compensation for its volume business. The YTB Travel Network expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the later offering the Company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel Network or for REZconnect or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. Each website travel storeowner pays a monthly fee of 49.95 plus YTB Travel Network and REZconnect can earn transactional compensation from travel purchased on each website.

The Company believes it is at the forefront of several growing trends: The increase in consumer spending in the travel industry, the boom in home-based businesses, and the growing acceptance of conducting retail business on the Internet. Tourism accounts for nearly 11% of all consumer spending worldwide. The travel industry, currently a $7 trillion business, is growing 23% faster than the global economy and spending on travel is expected to double in the next five years. Industry research shows that one "baby boomer," a segment comprised of nearly a billion people worldwide, will retire every eight seconds for the next 20 years. Luxury cruise ship companies and resort builders are gearing up for this wave of retirees. Secondly, with job security, as well as an ability to spend time with the family, an ever-increasing concern, we believe the ability to own a home-based business is becoming an even more attractive option. Finally, we believe online travel purchasing will continue to make tremendous inroads in the marketplace as more people use the Internet to become better informed and to save time and money.

Results of Operations

NOTE: The consolidated results for the nine-months ended September 30, 2005 include the accounts of YTB International, Inc. and its three wholly-owned subsidiaries, REZconnect Technologies, Inc.; YTB Travel Network, Inc.; and YourTravelBiz.com., Inc. The results for the nine-months ended September 30, 2004 represent the accounts of the former REZconnect Technologies, Inc. only, because at September 30, 2004 the merger and subsequent consolidation had not yet occurred. As such, comparisons between September 30, 2005 and September 30, 2004 will reflect variances causing incompatibility between those two periods.

REVENUES

Commissions. The increase in commission revenue in 2005 is attributable to an increase in sales volume in the YTB Travel Network subsidiary. (See note above).

(31)

Franchise Service Fees and online service fees and other fees decreased similarly as compared to 2004 by approximately $80,320 or 28% in the 2005 nine-month period as compared to the 2004 nine-month period. This is attributable to a decrease in service fees of storefront travel agency franchisees in the franchise system.

Incentive Income. Incentive income increased to $252,813 in the 2005 nine-month period as compared to the 2004 nine-month period and is attributable to an increase in sales volume.

Website Hosting Fees. Website hosting fees amount to approximately $172,000 net.

Franchise Rents. The revenue in 2005 decreased as compared to 2004 by approximately $1,331 in the 2005 nine-month period as compared to the 2004 nine-month period. This is attributable to a decrease of travel agency franchisees in the franchise system.

New RTA Sales. New RTA sales revenue of $2,063,200 is attributable to the YourTravelBiz.com, Inc. subsidiary (see note above).

Monthly Maintenance Fees. The revenue in 2005 of $6,235,863 is attributable to the merger of the two companies. (See note above).

Printing and Administrative Service Fees. The revenue in 2005 of $1,780,013 is attributable to the merger of the two companies. (See note above).

Miscellaneous fees and commissions. The revenue increase of $144,832 in 2005 is attributable to the increase in total sales volume.

OPERATING EXPENSES

Commissions. Commissions increased by $5,465,650. The increase is mainly attributable to YourTravelBiz.com, Inc. and Your Travel Network (See note above).

 Cost of Travel Products and Services. Cost of travel products and services are a function of revenue. Therefore the increase in such costs is a result of higher travel related revenue.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $406,355 which is attributable mainly to the amortization of the RTA agreements acquired in the merger.

General and Administrative. Combined Companies the General and administrative expenses increased by approximately $4,855,530. As a percentage of net revenue, total general and administrative expenses for the nine month period for 2005 was 39% as compared to 32% for the nine month period of 2004.

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

(32)

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

The material effects on our operations that we anticipate as a result of the merger with YTB will be a significant increase in RTA's revenue, as well as a commensurate increase in related commission expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities in nine months of 2005 was approximately $39,088 as compared to cash used by operating activities of $30,175 in 2004.

(33)

Net cash used by investing activities was approximately $182,000 in 2005 as compared to cash used by investing activities of approximately $37,578 in 2004.

Cash provided by financing activities was approximately $3,168,166 in 2005 and provided by financing activities was approximately $26,160 in 2004. As of September 30, 2005, we had approximately $2,972,166 in cash and approximately $339,371 in marketable securities, as a result of raising of capital from the sale of a convertible note which occurred in January 2005 for 2 million dollars, and from the proceeds from the issuance of stock in a private placement memorandum.

The Company believes that cash and short term investments on hand at September 30, 2005 and its cash flow from operations will be sufficient to meet its obligations on a timely basis for the next 12 months.

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

(34)

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

               None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable

ITEM 5 - OTHER INFORMATION

               None

ITEM 6 - EXHIBITS.

(a) Reports on Form 8K

None

(b) Exhibits:

Rule 13a-14(a) / 15d-14(a) Certifications:
Exhibit 31.1 - Certification of Chief Executive Officer.
Exhibit 31.2 - Certification of Chief Financial Officer.

Section 1350 Certifications:
Exhibit 32.1 - Certification of Chief Executive Officer.
Exhibit 32.2 - Certification of Chief Financial Officer.

(35)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of November,2005.

YTB International, Inc. successor to REZconnect(R) Technologies, Inc.)

By:	/s/ Michael Y. Brent
Michael Y. Brent, Director and Chief Executive Officer

November 14, 2005

(36)