Form 10KSB/A
period 2004-12-31
YTB International, Inc.
filed 2006-11-22
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 6)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-18412

REZconnect Technologies, Inc.
(now known as YTB International, Inc.)
(Name of small business issuer in its charter)

Delaware	20-2181181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 Sylvan Avenue
Englewood Cliffs, New Jersey 07632
(Address of principal executive offices) (zip code)

Issuer’s telephone number: (201) 567-8500

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 per share

 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $3,192,692.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold of the registrant as of September 30, 2006 was approximately $27,552,651.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 30, 2006, there were 29,133,195 shares of Common Stock, par value $.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒.

EXPLANATORY NOTE

YTB International, Inc. (formerly REZconnect Technologies, Inc., the “former REZconnect”) ( “YTB” or the “Company”) is filing this Amendment No. 6 to Form 10-KSB for the year ended December 31, 2004 to reflect the restatement of its audited consolidated financial statements for the years ended December 31, 2004 and December 31, 2003. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. On January 6, 2006, the Company self-reported to the staff of the United States Securities and Exchange Commission ( the “SEC”) (the “Staff”) that it became aware that the Company’s previous independent accounting firm, Dischino & Associates, P.C. (“Dischino”) had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board (“PCAOB”). On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements for the years ended December 31, 2004 and 2003 included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

During February 2006, the Company began the restatement of the affected years’ and quarters’ financial statements. During the course of the review of 2003 and 2004 annual and quarterly reports, certain other errors were discovered, resulting from a lack of proper internal controls and procedures. These findings and the related restatement impact are described fully in Item 8A of this document as well as Note 14 in the accompanying Notes to Consolidated Financial Statements.

The Company’s Chief Executive Officer and Chief Financial Officer have considered the errors giving rise to this restatement and have determined that the errors resulted, in part, from a finding of material weaknesses in the Company’s internal disclosure controls and procedures. This conclusion was discussed and concurred with by both the Audit Committee and UHY LLP, the Company’s current independent registered public accounting firm. The deficient controls and procedures resulted in the improper selection and application of generally accepted accounting principles, most notably the improper application of purchase accounting in the merger of the Company and YTB Inc. which is more fully discussed in Notes 1 and 3 in the accompanying Notes to Consolidated Financial Statements, improper recognition of revenue and expenses primarily related to the accounting treatment for the sale of the Company’s online travel stores, improper recording of share-based transactions and the improper development of accounting estimates. The Company has and is continuing to initiate policies and procedures designed to enhance internal controls related to financial reporting and disclosure.

Accordingly, the Company is filing this amendment to its Form 10-KSB for the year ended December 31, 2004 for the purpose of:

•	amending and restated Item 6 “Management’s Discussion and Analysis or Plan of Operation”;
•	amending and restating Item 7 “Financial Statements”;
•	amending and restating Item 8A “Controls and Procedures” and
•	amending and restating Item 13 “Exhibits and Reports on Form 8-K”.

Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing, unless specifically stated otherwise in this report.

As a result of this restatement, updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-filed and included as exhibits to this amended Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

YTB International, Inc. (formerly REZconnect Technologies, Inc. (the “former REZconnect”)) (the “Company”) is a leading internet provider of online travel stores for travel agencies and home-based representatives using the Company’s services and technology. The Company is a travel management company using technology and the Internet for the Company’s franchise chain and the online retail travel stores. The Company has developed products and services offered, and intend to further grow its product line. The Company believes it can continue to grow the Company’s overall revenues and profitability. On December 8, 2004, the Company merged with and into YourTravelBiz.com, Inc. (“YTB, Inc.”) as more fully discussed below. For the period from December 8, 2004 to December 31, 2004, the Company operated with three operating groups.

The Business as of December 31, 2004

The Company is a leader in the travel services business and has operated in this industry for 23 years. The Company offers an interactive, real-time travel booking engine, with access to preferred deals with leading travel industry suppliers, to its licensees and to small office-home office agencies, independent travel agencies and high traffic web sites. The Company’s revenue stream is comprised of initial license fees as each online travel agency is sold, monthly license fees from its licensed travel agencies and commissions on the sale of travel products.

Management has recognized that margins in the travel agency industry are generally shrinking, due in large measure to reductions by airlines in commission rates and to greater competition throughout the travel industry. To combat these trends and strengthen its competitive position, the Company has sought to bring advanced technologies to the travel industry by investing in software development and offering online travel agency licenses.

The Company believes it is at the forefront of several growing trends: the increasing consumer spending in the travel, the boom in home-based businesses and the growing acceptance of conducting retail business on the internet. With the “baby boomer” population approaching retirement age, the demand for leisure travel options will continue to grow. Luxury cruise ship companies and resort builders are gearing up for a wave of retirees. With job insecurity, as well as an ability to spend time with the family becoming ever-increasing concerns, the Company believes the ability to own a home-based business is becoming an even more attractive option. Finally, the Company believes online travel planning will continue to make tremendous inroads in the marketplace as more people use the Internet to become better informed and to save time and money.

All travel arrangements from the online sites are serviced by YTB Travel. YTB Travel currently hosts approximately 8,400 sites.

Overview

The Company was originally incorporated under the laws of the State of New York in June 1982 as Travel Network, Ltd. and did business as Global Travel Network. On February 1, 1994, the Company re-incorporated under the laws of the State of New Jersey (at which time the New York Corporation was merged with and into the New Jersey Corporation). The assets of this corporation were transferred to Global Travel Network, L.L.C. (“GTN”) in 1998. GTN was created as a conduit to participate in the franchise Global Travel Network business of Travel Network, Ltd. Global Travel Network was merged into a New York Company called Playorena, Inc., which was a publicly traded corporation trading on NASDAQ Bulletin Boards.

On September 17, 1999, Playorena, Inc. acquired 100% of the outstanding equity of GTN in exchange for 5,063,379 shares of Playorena’s common stock (including 123,292 shares reserved for issuance upon the exercise of certain warrants) representing 94.5% of the issued and outstanding common stock of Playorena upon completion of the share exchange. Prior to that time, Playorena operated as a public shell seeking the acquisition of, or merger with, an existing company. Following the Playorena, Inc. share exchange and merger, the Company changed its name to ETRAVNET.COM, Inc. On August 29, 2002, the Company changed its name to REZconnect Technologies, Inc.

On December 8, 2004, YTB, Inc. and the former REZconnect merged and effected a share exchange. YTB, Inc., a client of the former REZconnect, was engaged in referral marketing, whereby for a monthly web-site maintenance fee, YTB, Inc.’s referring travel agent (“RTAs”) were provided with an interactive web site offering travel-related products and services which allowed them to sell those products and services to the general public. The former REZconnect negotiated with all vendors, hosted the web sites, and collected all revenues on behalf of YTB, Inc. and its RTAs. RTAs with a web site are paid a commission on all travel sales made through their respective web sites.

In the share exchange and associated merger between the former REZconnect and YTB, Inc., the stockholders of YTB, Inc. received, in exchange for 100% of YTB, Inc.’s capital stock, 11,522,376 newly issued shares of the former REZconnect’s capital stock (the “Exchange Stock”). The number of shares of Exchange Stock issued was one share greater than the total number of then outstanding shares of the Company and consisted of 7,430,000 shares of common stock and 4,092,376 shares of Series B Convertible Preferred Stock of the Company (“Series B Stock”). The Series B Stock was issued because the Company did not have a sufficient number of authorized and unissued common shares available for issuance. In connection with its reincorporation under Delaware law, the Company increased the authorized shares of common stock and each share of Series B Stock was converted into one share of common stock of the Company, subject to adjustment, as of January 9, 2005. The issuance of the Exchange Stock was not registered, as the transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

Effective January 4, 2005, the Company reincorporated under the laws of the State of Delaware, changed its name to YTB International, Inc. and increased its authorized common shares to 50,000,000, with the preferred remaining at 5,000,000 authorized. Simultaneous with the Company’s reincorporation, each of the operating groups, REZconnect Technologies, Inc. (“Technologies”); YTB Travel Network, Inc. (“YTB Travel”); and YourTravelBiz.com, Inc. (“YTB Marketing”), became a distinct, wholly-owned subsidiary. Technologies is a franchisor of traditional “brick and mortar” travel agencies, as well as Internet-based travel-related services and technology offering proprietary reservation systems for the travel and entertainment industry. YTB Travel licenses and services online, licensed Referring Travel Agencies (RTAs). YTB Marketing uses a referral marketing system to offer and sell licenses for online travel agencies.

The Company is publicly traded and quoted on the Over-The-Counter Bulletin Board under the symbol YTBL.OB.

Operations as of December 31, 2004, the Date of this Report

REZconnect Technologies, Inc. (“Technologies”)

Technologies’ (an operating division of the Company for the period December 8-31, 2004) business includes a travel franchise system. It also includes developing technology software and services to the travel industry. Technologies’ builds reservation systems using proprietary applications for suppliers within the travel industry. Technologies also builds travel stores within the travel industry which includes REZcity.com, an online city guide and travel store.

Technologies’ traditional travel agency franchise agreements generally have 15 year terms and are renewable.

YTB Travel Network, Inc. (“YTB Travel”)

YTB Travel’s (an operating division of the Company for the period December 8-31, 2004) business is comprised of arrangements to sell airline tickets, cruise packages and other services plus the travel sales from approximately 8,400 web sites including travel processing, document distribution, commission payments and tracking the transaction for each of the sites.

In November 2002 (pre-merger), YTB Marketing entered into an agreement with Genesis Consulting of Hixon, Tennessee for initial and ongoing computer programming services, data storage and management services. The agreement with Genesis Consulting was for a period of 2 years and provided for unlimited automatic contract extensions of 60-days. The services provided by Genesis Consulting relate to data input and storage, and data management. Computer programming, data receipt and storage and data management regarding travel and travel related customer orders are managed exclusively by YTB Travel at its Illinois business operations site.

YourTravelBiz.com (“YTB Marketing”)

YTB Marketing (an operating division of the Company for the period December 8-31, 2004) conducts business through recruitment, enrollment, training and support of its sales force. There are currently over 8,400 individuals, known as independent marketing representatives (each, an “IMR”), who are responsible for enrolling referring travel agents (each, an “RTA”), most of whom work from their homes. An IMR might utilize a number of methods of attracting new RTAs: at informational meetings and events, through newspaper advertising and one-on-one meeting with individuals seeking a home based business enterprise. Recruitment is accomplished through assistance of their Power Team leader, company conference calls and training modules. A Power Team Leader is an IMR who has accomplished a high income level by virtue of individual and group sales production.

YTB Marketing was created to market travel agency web sites to RTAs in a Referral Marketing program that gives incentives to IMRs for bringing RTAs into the YTB Travel system to earn travel commissions from their site and to enjoy travel benefits and potential advantages with owning their own business. RTAs are independent and are provided with training materials and training at various locations throughout the United States.

Competition

The travel industry is highly diverse and specialized. In fact, it is one of the most competitive industries in the United States. Much of the travel business is niche oriented, highly price sensitive, and many companies are much more highly capitalized. One of the principal functions of the recent share exchange, merger and reincorporation was affected in order to make the combined company significantly more competitive.

The Company has the characteristics of both an online travel provider and a “brick and mortar” travel agency. The Company relies on selling the Company’s travel-related products primarily through online sites. The Company’s buying power and low acquisition costs differentiate us from the Company’s competitors. This unique positioning results in having few direct competitors. The Company’s competition can be classified into three separate types of companies: the online travel providers, retail travel providers and electronic distributors of travel information and services.

The Company believes that it currently has few direct competitors. Web sites such as Travelocity.com, Priceline.com, Expedia.com and Orbitz.com, are retailers of travel online, unlike YTB Travel which is serving a facilitator function only. In addition, the YTB Travel target markets are direct referrals for the Company’s RTAs. YTB Travel’s travel agency servicing business is subject to competition.

To the Company’s knowledge, there are currently no other direct network marketing companies specializing in the travel online business similar to YTB Marketing. Hence, while there are travel site marketing companies in existence, the Company does not believe they are direct competitors of YTB Marketing.

Employees

As of December 31, 2004, the Company had a total of 42 employees (full-time equivalents). Prior to the December 8, 2004 merger, Technologies’ had 12 employees and YTB, Inc. consisted of 30 employees.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases its executive offices at 560 Sylvan Avenue, Englewood, NJ 07632 and an additional 300 square feet of office space in San Juan, Puerto Rico. The Company’s New Jersey offices consist of approximately 2,000 sq. ft. of leased space in an office building in Englewood Cliffs, New Jersey. The lease expires in April 2008. The Company also has office space in Alton, Illinois that houses the operations of YourTravelBiz.com, Inc. All travel agency locations are owned or leased directly by the licensees of such agencies.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASE OF EQUITY SECURITIES.

Common Stock Prices

Beginning January 25, 2005, the Company’s common stock has been quoted on OTC Bulletin Board under the common stock symbol YTBL.OB.” Prior thereto, it was traded under the symbol “REZT” from August 29, 2001 to January 24, 2005, “ETRV” from September 17, 1999 to December 19, 1999, “ETVT” from December 20, 1999 to August 28, 2001. Prior to December 20, 1999, it traded under the symbol “PLEX.”

The following table sets forth the high and low closing share prices per share for the periods indicated:

	High	Low
Fiscal year ended December 31, 2004
First quarter	$0.32	$0.21
Second quarter	0.25	0.12
Third quarter	1.85	0.16
Fourth quarter	1.78	1.15

Fiscal year ended December 31, 2003
First quarter	$0.85	$0.51
Second quarter	0.65	0.50
Third quarter	0.62	0.51
Fourth quarter	0.55	0.32

At December 31, 2004, the closing price per share for the Company’s common stock, as reported by NASDAQ was $1.30.

Dividend Policy

The Company has neither declared nor paid a cash dividend on the Company’s common stock since the Company became a publicly traded company. It is the policy of the Board of Directors to retain all available funds to finance the development and growth of the Company’s business. The payment of cash dividends in the future will be dependent upon the Company’s earnings and financial requirements.

Shareholders

As of December 31, 2004, the Company had 203 common shareholders of record and 13 preferred shareholders of record.

Recent Sales of Unregistered Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company is an internet provider of online travel stores for travel agencies and home-based representatives using its services and technology. As described elsewhere in this report, YTB International, Inc. became the successor to the former REZconnect following the December 8, 2004 merger and the Company’s subsequent reincorporation under the laws of the State of Delaware on January 4, 2005. For the period of this report, the Company operated as 3 operating groups (respectively Technologies, Booking and Marketing). Post- reincorporation, the operating groups became three distinct wholly owned subsidiaries consisting of YourTravelBiz.com, Inc., REZconnect Technologies Inc., and YTB Travel Network, Inc.

The Company operates under various trade names, including Your Travel Biz, YTBnet.com Travel Network, Global Travel Network, Travel Network Vacation Central, YourTravelBiz.com, YTBnet.com and the following web sites: Bookmytravel.com, REZconnect.com, RezCity.com, YTBnet.com, YTB.com and YTBtravel.com. The former REZconnect’s operations were comprised of three operating groups.

The first operating group is an extension of its travel franchise system. The extension is marketed as REZcity.com, an online local city guide and online travel store.

The second includes the Company’s technology section, which builds reservation systems using proprietary applications for suppliers within the travel industry; builds online travel stores for consumers of travel agents, as well as Super Sites for Travel Agents to book their clients travel and oversees and processes travel bookings from the web sites. The travel web sites have the ability to book individual and group travel. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to internet for travel services presents the opportunity for advancement of products and services by referral relationships. The former REZconnect has signed contracts with numerous consortium groups to build online super sites for their agent base. Contracts that have been signed include: Hickory Leisure, InteleTravel, OSSN, ARTA, GTM and the IT Group.

The third operating group is a referral marketing group that provides support services through recruitment, enrollment, initial training, and support of its sales force for the approximately 8,400 representatives that are currently in the system.

The Company is a full-service provider of discount travel products and services to the leisure and small business traveler. The Company offers its customers a reliable source of travel products and services through the Company’s agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, the Company offers its customers the ability to make reservations on over 400 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators. The Company’s consumer driven web sites provide strong content and book-ability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

In-house sales personnel have generally handled marketing of franchisees. All of the Company’s franchised operations are independently owned and operated. REZcity operates two company-owned travel agencies. All sales of travel products by REZcity are made through its franchisees or through its interactive web site. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

Overview

The Company’s revenues to date are predominately comprised of initial web site license fees and franchise service fees, commissions paid by travel providers and the retail value of travel agency related sales plus online hosting fees for web sites. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.” Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required have been performed and the likelihood of collection of the franchise fee is relatively assured. The Company generally defers recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on the accrual basis as earned. Online travel income from online travel store sales is deferred and recognized ratably as income over a 12-month period which is the average life of an RTA.

With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

The commission rates paid by travel suppliers in addition to overrides are determined by individual travel suppliers and are subject to change. Commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5-10% for car rentals, and 10-15% for cruises and vacation packages. Airline tickets are a non-commissionable item and revenues are earned from service fees, which range from $4 to $15 per ticket. Based on the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered the Company incentive commissions above the standard compensation for its volume business. YTB Travel expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the later offering the Company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company’s business, operating results and financial condition.

The Company typically charges $49.95 per month, on a non-contract basis, to own and operate an online travel site. Currently, there are approximately 2,500 consumer web sites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

The Company’s brick and mortar franchisor, Travel Network and Global Travel Network, charges fees ranging from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location.

The Company believes it is at the forefront of several growing trends: the increase in consumer spending in the travel industry, the boom in home-based businesses and the growing acceptance of conducting retail business on the internet. With the “baby boomer” population approaching retirement age, the Company believes that the demand for leisure travel options will continue to grow. Luxury cruise ship companies and resort builders are already gearing up for this wave of retirees. Secondly, with job security, as well as an ability to spend time with the family, an ever-increasing concern, the Company believes the ability to own a home-based business is becoming an even more attractive option. Finally, the Company believes online travel planning will continue to make tremendous inroads in the marketplace as more people use the Internet to become better informed and save time and money.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total revenues:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Net Revenues

Online travel store sales and monthly fees	28.9%	13.2%
Travel commissions and services	51.1%	48.8%
Franchise service and other fees	19.8%	37.5%
Other	0.2%	0.5%

TOTAL NET REVENUES	100.0%	100.0%

OPERATING EXPENSES

Marketing commissions	8.7%	0.0%
Travel commissions	39.5%	39.5%
Franchise services and products	6.1%	11.5%
Depreciation and amortization	14.9%	19.8%
General and administrative	99.2%	65.8%

TOTAL OPERATING EXPENSES	168.4%	136.6%

LOSS FROM OPERATIONS	(68.4%)	(36.6%)

OTHER INCOME (EXPENSES)

Interest and dividend income	0.8%	0.8%
Interest expense	(1.1%)	(1.3%)

TOTAL OTHER EXPENSES	(0.3%)	(0.5%)

NET LOSS	(68.7%)	(37.1%)

Revenues

Online travel stores sales and monthly fees increased $638,031 from 2003 to 2004 largely as a result of the YTB, Inc. merger. This is an increase of 224.4% with regard to 2003. Franchise service fees declined by ($175,559) largely as a result of the decline in brick and mortar sales. This was a 21.7% decrease from 2003 to 2004. This was attributable to more licenses in the system. The Company’s franchise agreements require franchisees to pay monthly franchise fees or hosting fees, which have annual scheduled increases. Individual franchise arrangements can provide REZconnect with annual fees ranging from $3,000 to $9,000 for Travel Network. In addition, each franchise agreement has a provision for an increase in the Company’s service fee based on year-over-year change in the consumer price index.

Travel Agency Commissions increased by approximately $578,631 from 2003 to 2004, an increase of approximately 54.9%. The increase is attributable to an increase in the number of licensed online agencies utilizing the Company as their travel provider in 2004. The increase in online agencies is also largely due to the merger with YTB, Inc.

Operating Expenses

Commissions increased by $408,863 or 47.9% in 2004 as compared to 2003. The increase primarily related to the recognition of marketing commissions as a result of the merger with YTB, Inc.

There were no significant changes in commissions and startup fees paid on the accounts receivable of the franchisees.

The general and administrative expenses increased by $1,749,141 or 123.3% from 2003 to 2004. The increase in general and administrative expense in 2004 is attributable to the merger with YTB, Inc. and to the issuance of stock as compensation to one of the officers of the former REZconnect.

Variability of Results

The Company’s travel products and services gross bookings have increased from 2003 to 2004 due to increases in the number of licensed web sites including additional franchises derived from REZcity.com and an increase in products and services sold to travel agencies utilizing the Company’s unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from 2003 to 2004.

As a result of the Company’s operating history in online commerce and the variability that can be experienced by the Company’s franchising operations, the Company is unable to accurately forecast its revenues. The Company’s current and future expense levels are based predominantly on its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on the Company’s business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations, and, to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company’s operating results will fluctuate and anticipated net losses in a given period may be greater than expected.

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, but are not limited to (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company’s ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company’s online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company’s business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to September 11 and the conflict with Iraq.

In addition, the Company expects that it will experience seasonal fluctuations in the travel industry, internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that the Company’s future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of the Company’s common stock would likely be materially and adversely affected.

The Company anticipates that the material effects on its operations as a result of the merger with YTB, Inc. will be a significant increase in RTAs and membership revenue, as well as a commensurate increase in relates commission expense.

Liquidity and Capital Resources

Cash consumed by operating activities in 2004 was $298,942, as compared to cash provided by operating activities of $8,747 in 2003.

Cash provided by investing activities was $192,954 in 2004, as compared to cash consumed by investing activities of $20,615 in 2003.

Cash provided by financing activities was $84,389 in 2004, as compared to cash consumed by financing activities was $3,330 in 2003. As of December 31, 2004, the Company had approximately $25,719 in cash and $528,311 in short-term investments.

The Company believes that cash and short term investments on hand at December 31, 2004 and its cash flow from operations and 2005 funding will be sufficient to meet its obligations on a timely basis for the next 12 months. That conclusion is reinforced because the consolidated Company has minimal debt service; development costs incurred in prior years are expected to decline as will its cash requirements since it expects greater revenues and income from YTB, Inc. operations in 2005. The proceeds received from the sale of a convertible note which occurred in January 2005 of $2,000,000 and from a private placement to investors in February 2005 of $960,000 will further bolster the Company’s liquidity position.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies are discussed in Note 1 in the accompanying Notes to Consolidated Financial Statements. Critical accounting estimates for the Company include revenue recognition, impairment of goodwill and realization of deferred tax assets and are discussed in the following paragraphs.

Revenue Recognition

A summary of the Company’s revenue recognition policies, as they relate to the specific revenue streams, is as follows:

Online travel store sales and monthly fees

The Company generates revenue from the selling of on-line travel agencies, and from providing training and ongoing maintenance services to the new business owners of such on-line travel agencies, i.e. RTA(s). The Company determined that its initial sale of the online travel store was deemed to fall under the SEC’s Staff Accounting Bulletin No. 4, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”. SAB 104 and EITF 00-21 require the initial sales price, including all up-front fees received from new RTA sales, to be amortized over the expected useful life of referring travel agent (“RTA”). The calculation of the expected useful life was based upon a review of the sales for each month and the length of time each RTA continues with the Company. The Company then applied a weighted average to the calculations. Likewise, the commission paid in connection with the negotiations to sell the business would be amortized over the same period. Any excess of expense to acquire the business over the proceeds received, is recognized immediately and not amortized. Monthly maintenance fees are recognized in the month the services are provided. The Company reviews the underlying calculations of the expected useful life of the RTA annually.

Travel commissions and services

Commissions and incentives earned from travel sales are recognized as revenue when the related travel has been completed by the customer. Commissions earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Franchise service fees and other fees

The Company is a franchisor of traditional “brick and mortar” travel agencies. The initial franchise fee related to the sale of these travel agencies is due upon execution of a franchise agreement with the franchisee. The initial franchise fee is deferred and subsequently recognized as revenue when all material conditions prior to the opening of a franchised business have been satisfied. Fees paid are non-refundable once a site location has been selected.

Other revenue

Sales revenues from sales aids and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the customer.

Intangible assets, net

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairment of intangible assets was identified during any of the periods presented.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the Company assesses goodwill for impairment annually during the fourth quarter, or more frequently, if an event occurs or circumstances change that more likely than not reduce the fair values of reporting units below their carrying values. The impairment test requires the Company to estimate the fair value of the Company’s reporting units. If the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company proceeds to step two of the impairment analysis. In step two of the analysis, the Company will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

Income taxes

SFAS 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. The Company must assess the likelihood that deferred tax assets will be realized. To the extent the Company believes that realization is not likely, a valuation allowance is established. When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

Expense recognition of commission costs

The Company incurs commission costs that are directly related to the origination of new RTA sales; sales which result in the deferral of revenue. Such incremental direct commission costs are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 (“FTB 90-1”). In addition, the Company has elected to account for such commission costs in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB") 104 and FTB 90-1, by deferring and charging such costs to expense in proportion to the related revenue recognized, over the same deferral period of twelve months.

Marketing compensation plan

The Company offers a compensation plan to its sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each representative’s sales, or enrolled referrals. Direct sales commissions are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active representatives, following the month earned. Bonuses are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months.

The Company has made certain other estimates that, while not involving the same degree of judgment, are important to understanding the Company’s financial statements. These estimates are in the areas of assessing recoverability of long-lived assets and in establishing reserves in connection with its accounts receivable. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its substantial historical experience and other relevant factors. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management Discussion and Analysis of Financial Condition and Results of Operations.

New Accounting Pronouncements

SFAS No. 123R, “Share-Based Payment” requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over the period. The Company is required to adopt SFAS No. 123R on January 1, 2006. Although there will be no impact on the Company’s cash flows, the adoption of SFAS No. 123R will have significant impact on its operating results.

The Company currently plans to adopt SFAS No. 123R using the modified prospective method. At December 31, 2004, the unvested option expense is approximately $260,000 and is expected to be expensed over the next 2.18 years. The Company is currently assessing the impact of the adoption of SFAS No. 123R on its compensation strategies.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

Forward-Looking Statements

All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the Company’s financial position, business strategy and the plans and objectives of the Company’s management for future operations are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS OF THE COMPANY.

Consolidated financial statements prepared in accordance with Regulation S-X, provided elsewhere in this annual report, are incorporated by reference into this Item 7.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In September 2005, Dischino & Associates, P.C. (“Dischino”) and the Company mutually agreed that Dischino would not continue to act as the Company’s independent auditor following Dischino’s review for the quarter ended September 30, 2005. Based on the recommendation of the Company’s Audit Committee, the Board of Directors of the Company at a meeting held on December 22, 2005 approved the engagement of UHY LLP (“UHY”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. On January 4, 2006, arrangements were finalized with UHY. Prior to its appointment, the Company did not consult with UHY regarding matters or events set forth in Items 304(a) (2) (i) and (ii) of Regulation S-B promulgated by the U.S. Securities and Exchange Commission.

The reports of Dischino on the Company’s financial statements for each of the two fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2004 and 2003, and through January 4, 2006, there were no disagreements with Dischino on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Dischino, would have caused Dischino to make reference to the matter in its reports.

During each of the two fiscal years ended December 31, 2004 and 2003, and through January 4, 2006, no information is required to be reported under Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

a.  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. In connection with the Form 10-KSB/A No. 5 for the fiscal year ended December 31, 2004 previously filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

On January 6, 2006, the Company self-reported to the staff of the SEC (the “Staff”) that it became aware that the Company’s previous independent accounting firm, Dischino and Associates, P.C., had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board. On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

As a result of the notification of non-reliance filed, the Company began its restatement of the affected years’ and quarters’ financial statements. The Company believes that the restatements resulted from the record retention deficiencies and lack of internal controls over financial reporting. However, the Company is taking numerous steps to tighten controls and strengthen internal control policies and procedures.

In addition, during the restatement process, the Company also discovered other matters giving rise to adjustments. These matters are with regard to insufficient personnel resources and technical accounting expertise within the accounting function to affect a timely financial close process. In conjunction with this effort, the Company conducted an in-depth review of the application of accounting principles and system of internal controls. As a result of this investigation, the Company identified numerous material weaknesses in its internal controls and improper application of accounting principles. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has quantified the errors caused by these deficiencies and has prepared restated financial statements and disclosures to correct the identified errors.

The restatements are described in more detail in Note 13 in the accompanying Notes to Consolidated Financial Statements. Internal controls over financial reporting, including the application of accounting policies and principles, are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company’s disclosure controls as of December 31, 2004 and 2003. Remediation of those internal control issues is currently in process. The following is a summary of those weaknesses identified by management:

•
The Company did not maintain sufficient competent personnel to maintain an appropriate accounting and financial reporting organizational structure. Specifically, the Company did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. As a result, the Company’s controls over selection and application of accounting principles were ineffective. This deficiency resulted in the improper presentations in the Company’s financial statements.

•
The Company’s design and operation of controls over the accounting closing and reporting process are not effective due to lack of timely and complete preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses and errors in account balance classification. This lack of proper evaluations resulted in cut-off, completeness and presentation errors in the Company’s financial statements.

•
The Company did not maintain effective controls over the development of accounting estimates. Specifically, the Company did not have controls in place to conduct a review over the propriety or collectibility of account and notes receivable in order to determine the proper recorded value of those assets and the proper valuation of the allowance for doubtful accounts. In addition, the deficient controls did not allow for the proper evaluation of the estimated lives of RTAs so that a proper matching of revenue and expense could be accomplished. Additionally, the Company did not analyze average marketing commissions paid in relation to original enrollment transactions in order to determine proper expense recognition.

•	The Company did not maintain proper internal controls over expenditures and accounting for certain liabilities which resulted in unrecorded liabilities and expenses.

•
The Company did not conduct an in-depth study of the carrying value of its recorded assets or testing over the impairment of those assets. Specifically, the deficient controls did not allow for the proper identification of the composition of the items included in the Company’s capitalized software accounts nor did it allow for an impairment valuation to determine the proper carrying value of the asset.

•
The Board of Directors failed to maintain documentation of approved acts of the Company. Formal Board of Director minutes were not maintained during this reporting period. As a result, certain share-based transactions were not recorded or were recorded incorrectly in the Company’s financial statements.

In connection with the filing of this Form 10-KSB/A No. 6, the Company’s management including the Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 and 2003. Because of the material weaknesses discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 and 2003.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Securities and Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer and Chief Financial Officer are made at the “reasonable assurance” level.

b.	Changes in internal control over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the year ended December 31, 2004 and 2003.

c.	Management Remediation Plan.

The Company’s management and Audit Committee are committed to addressing and resolving these material weaknesses fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial reporting processes.

To remediate the internal control material weaknesses described above, management has commenced implementation of the following measures:

•
 For material transactions that are unique or outside the Company’s core operations, the Company will continue to document its process for accounting for such transactions and the Company will improve its process for researching the applicable accounting literature and documenting its conclusions, by consulting with outside experts to ensure its interpretations are correct.

•
The Company will prepare a standardized memorandum that is required to be completed for each transaction that is unique or outside the Company’s normal core operations that is material to its financial statements. This memo will be reviewed and approved by the Chief Financial Officer.

•
The Company will enhance formal communication with, and approval by, its Chief Financial Officer and Audit Committee of its application of Generally Accepted Accounting Principles in the United States (“US GAAP”) and account policy decisions for transactions that are outside the Company’s core operations and the advice received from outside experts.

•
All Board of Directors’ meetings as well as Committee meetings minutes will be reviewed by an appropriate member of the internal accounting staff to determine if there are any transactions that need to be accounted for properly or events that rise to the level of disclosure.

•	Management will evaluate and augment when necessary, the qualifications of accounting personnel and staffing levels at both the Illinois and New Jersey locations.

•
 Management will establish new policies and procedures as part of an enhanced quarterly and annual financial review close process to include additional analysis and support for the financial accounts as well as to ensure that all appropriate disclosures are made in accordance with US GAAP and the rules and regulations of the SEC.

We have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified subsequent to the end of 2004. These actions include adopting an adequate review of the annual and quarterly financial statements, engaging qualified personnel to prepare the statements and ensuring that the personnel receive continuing professional educational related specifically to US GAAP. These actions were put in place during the quarter beginning January, 2006.

We have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act which will apply to us beginning with our fiscal year 2007. Section 404 will require an annual report by our management on the effectiveness of our internal controls over financial reporting and for our independent registered public accounting firm to attest to management’s evaluation report.

Internal Inquiry

The Company initiated an internal inquiry into (i) possible improper recognition of approximately $30,000 in revenue for the period ended June 30, 2005 as reported in the Company’s Form 10-QSB for the period ended June 30, 2005, which possible improper recognition the Company believes was rectified in its Form 10-QSB for the period ended September 30, 2005, and (ii) the probability that Dischino & Associates, P.C., the Company’s former independent auditor, was not independent during a portion of the period in which it performed services on behalf of the Company. Management of the Company concluded that in light of the fact that it appears the Company’s former audit firm provided certain prohibited services and appeared not to have followed appropriate auditing standards, the financial statements included in the Company’s Annual Reports for the years ended December 31, 2003 and 2004, and the Company’s Quarterly reports on Form 10-QSB for years 2004 and 2005 cannot be relied upon. Accordingly, all of the affected statements and filings have been restated and re-audited.

The legal firm of Greenberg Traurig, LLP was retained by the Audit Committee of the Board of Directors of the Company to handle the inquiry and to make recommendations to the Audit Committee. In April 2006, the findings of Greenberg Traurig, LLP were presented to the Company’s Audit Committee of the Board of Directors. As a result, the Audit Committee presented certain resolutions to the Board of Directors which were adopted on April 24, 2006. The resolutions included, but were not limited to, enhanced controls over an executive’s ability to enter into contracts on behalf of the Company, additional controls over safeguarding Company assets and changes to enhance the Company’s record retention procedures.

In September 2006, the Company’s Chief Financial Officer and the Company’s legal counsel met with the SEC Staff to explain the financial statement restatements, the internal control weaknesses that gave rise to those restatements as well as the corrective actions that have been undertaken.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Each director will serve for a term of one year and thereafter until their successors are duly elected and appointed or he resigns, unless sooner removed. Set forth below is certain information concerning the directors and executive officers:

Name	Director Since	Age	Position/Title
J. Lloyd Tomer	December 2004	70	Chairman of the Board of Directors

J. Scott Tomer	December 2004	46	President and Director

Michael Y. Brent	November 1989	62	Chief Executive Officer and Director

Derek J. Brent	April 1995	33	Secretary and Director

J. Kim Sorensen	December 2004	54	Treasurer and Director

Harold L. Kestenbaum	December 1991	55	Director

J. Lloyd Tomer, Chairman of the Board of Directors, father of J. Scott Tomer, is a seasoned veteran of direct sales and marketing. After spending thirteen years in the ministry, he became an agent of the A.L. Williams Company (now known as Primerica Financial Services (“Primerica”)) in January 1981. He achieved the level of Senior National Sales Director in 1985 and maintained that position through 2001. While at A.L. Williams he built a successful sales organization numbering in the thousands, whose combined life insurance sales was measured in the billions, with assets under management of $750 million. He sold his agency in Primerica in January 2002 to devote his marketing expertise to YourTravelBiz.com. He attended Anderson College in Anderson, Indiana.

J. Scott Tomer, President of the Company and Director, worked with his father, J. Lloyd Tomer, at Primerica Financial Services from 1981-1993. Scott earned the level of National Sales Director at A.L. Williams and had the responsibility of field support and training for their sales force, where he trained over 2,000 sales personnel. He left the A.L. Williams to become a Certified Financial Planner, which he continued while specializing in real estate investing prior to co-founding YourTravelBiz.com in 2001.

Michael Y. Brent, Chief Executive Officer of the Company and Director, father of Derek J. Brent, graduated from the University of Miami in June 1965 with a Bachelor of Arts in administration and accounting. From July 1965 through 1974, he was a Director of Convention Sales, for his family’s hotel business. From 1974 - 1981, Mr. Michael Y. Brent owned and operated a travel company. In 1982, he co-founded Travel Network, Ltd. (one of the Company’s predecessors) and served as Vice President until June 1989 when he became its Chief Operating Office and a part owner. In 1994, Mr. Michael Y. Brent became its President and Chief Executive Officer.

Derek J. Brent, Secretary of the Company and Director, the son of Michael Y. Brent, graduated from the University of Maryland in June 1993 with a Bachelor of Business Administration and Accounting. He joined the Company’s predecessor in May 1993, as sales consultant. In 1996, he became Director of Sales and on December 8, 2004 Mr. Derek J. Brent became President of REZconnect Technologies, Inc.

J. Kim Sorensen, Treasurer of the Company and Director, brings to the Company an extensive and successful business history. He has owned several businesses, and managed a multi-million dollar mixed real estate complex across from the Illinois state capital in Springfield. He was also a professional bowler and bowling proprietor from 1975-1980. He joined A.L. Williams in 1981 and earned the Sr. Vice President position in 1985. In 1990 Kim partnered with Lloyd Tomer to provide technical and management support for his growing sales organization through 2001. He is a co-founder of YourTravelBiz.com, and his expertise in computer technology has led to the development and management of many of the systems at the Company.

Harold L. Kestenbaum, Director, graduated from the University of Richmond School of Law in 1975, and is the Company’s franchise and general counsel. Mr. Kestenbaum is engaged primarily in the independent practice of law, specializing in franchise and distribution law, representing franchisors only, both start-up and established from his Garden City, New York offices. He is, among other professional roles, a founding member of the New York State Bar Association’s Franchising, Distribution and Licensing Law Section.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on our review of the copies of the forms we have received, we believe that all Reporting Persons, other than J. Lloyd Tomer, J. Scott Tomer and J. Kim Sorensen, are non-compliant with filing requirements applicable to them with respect to transactions during fiscal year 2004. The Company is currently reviewing the transactions of the Reporting Persons and intends to assist them in connection with filing the required reports.

Code of Ethics

The Sarbanes-Oxley Act (“SOX”) was adopted by Congress July 2002 to impose corporate governance standards and associated disclosures on publicly reporting companies. One of those requirements related to adoption of a Code of Ethics promoting, among other objectives, “...honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest...” on executive level financial and accounting people for fiscal years ending after the July 15, 2003. The Company adopted the Code of Ethics (filed herewith as Exhibit 14.1) July 10, 2003, voluntarily extending such standards to all (not just financial and accounting) executive officers (as well as all management personnel) of the Company and any subsidiaries.

The Board of Directors of YTB International, Inc. (with its subsidiaries, the “Company”) has adopted this code of ethics (this “Code”) to:

•	Promote honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest;
•	Promote full, fair , accurate, timely and understandable disclosure;
•	Promote compliance with applicable laws and governmental rules and regulations;

•	Ensure the protection of the Company’s legitimate business interests, including corporate opportunities; assets and confidential information and
•	Deter wrongdoing.

All directors, officers and employees of the Company are expected to be familiar with the code and to adhere to those principles and procedures set forth in the Code that apply to them. The Company’s more detailed policies and procedures set forth in Policies and Procedures Manual are separate requirements and are not part of this Code. Any questions regarding the Code should be addressed with the Company’s “Code of Ethics Contact Person,” initially Thayer Lindauer.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation of the named executive officers for each of the last three years:

								Long Term Compensation
		Annual Compensation						Awards
(a)	(b)	(c)		(d)		(e)		(g)
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options/ SARs (#)

Michael Y. Brent,	2004	211,074		60,700	(3)	17,054	(7)	-
Chief	2003	206,080	(1)	19,200	(4)	39,955	(8)	-
Executive Officer	2002	149,656	(2)	-		20,000	(9)	-

Derek J. Brent,	2004	48,574		1,205,350	(5)	-		-
Secretary	2003	46,433		3,810	(6)	-		-
	2002	37,147		5,000		-		-

J. Lloyd Tomer,	2004	-		-		-		100,000
Chairman of	2003	-		-		-		-
the Board of Directors	2002	-		-		-		-

J. Kim Sorensen,	2004	10,000		-		-		135,000
Treasurer	2003	-		-		-		-
	2002	-		-		-		-

J. Scott Tomer,	2004	10,000		-		-		135,000
President	2003	-		-		-		-
	2002	-		-		-		-

(1)	Includes stock in lieu of compensation of $31,249 for 56,816 shares at the then-current price of $.55 per share.

(2)	Includes stock in lieu of compensation of $32,873 for 109,576 shares at the then-current market price of $.30 per share.

(3)	Stock bonuses of $11,700 including 9,000 shares at the then-current market price of $1.30 per share, and $49,000 including 196,000 shares at the then-current price of $.25 per share.

(4)	Stock bonuses of $19,200 including 60,000 shares at the then-current market price of $.32 per share.

(5)
Stock bonuses of $1,205,350 including 900,000 shares at the then-current market price of $1.32 per share, 4,500 shares at the then-current market price of $1.30 per share and 46,000 shares at the then-current market price of $.25 per share.

(6)	Stock bonus of $3,810 including 11,906 shares at the then-current market price of $.32 per share.

(7)	Includes $11,580 for vehicle allowance.

(8)	Includes $23,500 in consulting fees; and $12,545 for vehicle allowance.

(9)	Includes $20,000 in consulting fees.

Employment Agreements

The Company entered into a long-term employment agreement with Michael Y. Brent, the president, dated March 1, 2000. Under such agreement (which would have expired April 9, 2005 and subjects him to confidentiality, non-raid and non-compete provisions), Mr. Michael Y. Brent is paid, directly or indirectly, a combination of (i) a $200,000 salary and/or consulting fee with annual increases of 6% and (ii) options and/or warrants, determined by the Board acting as a Compensation Committee, based on the Company’s financial performance. Mr. Michael Y. Brent will continue to be subject to his confidentiality covenant and, for 3 years, his non-compete covenants. His estate also receives a benefit in the amount of one year's salary, upon Mr. Michael Y. Brent's death.

During December 2004, the Company entered into a long-term employment agreement with each of Mr. J. Scott Tomer, (President), Mr. J. Kim Sorensen, (Treasurer), Mr. Michael Y. Brent, (Chief Executive Officer) and Mr. Derek Brent, (Secretary). All employment agreements, which were effective January 1, 2005, expire December 31, 2009 and subject each officer to confidentiality provisions, as well as non-solicitation and non-compete provisions for an additional two years following termination of employment.

Each of Messrs. J. Kim Sorensen and J. Scott Tomer receive a base annual salary of $120,000, increasing annually by 6%. They each receive an override on RTA sales and monthly fees generated by “representative position #2” of the YourTravelBiz.com sales organization equal to 50% of the monthly commissions and overrides earned by such representative position #2, paid monthly. Additionally, each of Messrs. J. Kim Sorensen and J. Scott Tomer receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. J. Kim Sorensen and J. Scott Tomer in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

Mr. Michael Y. Brent receives a base annual salary of $240,000, increasing annually in 6% increments. Mr. Michael Y. Brent receives an override on the RTA sales and monthly fees generated by “representative position #1” of the YourTravelBiz.com sales organization equal to 16.69% of the monthly commissions and overrides earned by said position #1, paid monthly. Additionally, Mr. Michael Y. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. Mr. Michael Y. Brent receives a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the life of Mr. Brent in an amount equal to three times his annual base salary, payable to beneficiaries designated by him.

Mr. Derek Brent receives a base annual salary of $120,000, increasing annually in $12,000 increments. Additionally, Mr. Derek J. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000.In addition, Mr. Derek Brent receives an automobile allowance and health and medical insurance provided by the Company.

Effective November 20, 2006, an agreement has been reached between Michael Brent, Kim Sorensen and Scott Tomer for each of them to share a one-third interest in YTB Rep position #2. Previously, Mr. Brent had a one-sixth share in YTB Rep Position #1. This agreement was reached to document the verbal agreement between the three parties whereby each would receive the same compensation. The Board of Directors had instructed the parties to come to a resolution of this issue and come back with a settlement. Formal approval of the change in employment contracts will occur at the next regular Board meeting.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended December 31, 2004.

	Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
J. Lloyd Tomer	100,000(1)	21.28%	$1.00	November 26, 2006
J. Scott Tomer	35,000(1)	7.45%	$2.00	November 26, 2006
J. Scott Tomer	100,000(1)	21.28%	$1.00	November 26, 2006
J. Kim Sorenson	35,000(1)	7.45%	$2.00	November 26, 2006
J. Kim Sorensen	100,000(1)	21.28%	$1.00	November 26, 2006

(1)	Per the underlying option agreements, these options are exercisable if and when certain vested options held by other executives are exercised.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

The following information concerns the exercise of each stock option and/or free standing SAR during the last fiscal year by each of the named executive officers and the aggregate fiscal year-end value of unexercised options and SARs.

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise of Option/# of Securities Underlying SARs	Value Realized	Number of Unexercised Options/SARs at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End($) Exercisable/ Unexercisable
Michael Y. Brent	-	-	200,000/0	60,000/0
Derek J. Brent	-	-	100,000/0	30,000/0
J. Lloyd Tomer	-	-	100,000/0	30,000/0
J. Scott Tomer	-	-	135,000/0	30,000/0
J. Kim Sorenson	-	-	135,000/0	30,000/0

Indemnification Agreements

The Company has entered into separate indemnification agreements with certain of the Company’s officers and directors and the Company has agreed to provide indemnification with regard to specified legal proceedings so long as the indemnified officer or director has acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the Company’s best interests and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. The Company only provides indemnification for expenses, judgments, fines and amounts paid in settlement actually incurred by the relevant officer or Director, or on his or her behalf, arising out of proceedings brought against the officer or Director by reason of his or her corporate status.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of the date hereof for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. The table also presents the number of votes each person is entitled to cast on any matter submitted to a vote of the holders of Common Stock. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

	Common Stock		Series B Stock(3)
Name(1)	Number	Percent(2)	Number	Percent
Michael Y. Brent	5,312,032(4)	27.70%	-	-
Derek Brent	1,224,734(5)	6.42%	-	-
Harold Kestenbaum	20,454	0.11%	-	-
J. Lloyd Tomer	4,047,559(6)(7)	21.22%	2,174,279	53.13%
J. Scott Tomer	1,528,125(8)	8.00%	767,321	18.75%
J. Kim Sorensen	1,528,125(9)	8.00%	767,321	18.75%
All directors and officers as a group	13,661,029	69.54%	3,708,921	90.63%

(1)	The address of each of the individuals and entities in this table is 560 Sylvan Avenue, Englewood Cliffs, New Jersey, 07632.
(2)	As of December 31, 2004, the Company had 18,976,125 issued and outstanding shares.
(3)	As of December 31, 2004, the Company had issued and outstanding Series B Stock of 4,092,376 shares. The Series B Preferred Stock was converted into the underlying Common Stock on January 9, 2005.
(4)	Includes 200,000 shares exercisable within 60 days pursuant to a stock option agreement
(5)	Includes 100,000 shares exercisable within 60 days pursuant to a stock option agreement.
(6)	Includes 3,947,559 shares owned by Great River Enterprises, LP#1 in which J. Lloyd Tomer serves as general partner.
(7)	Includes 100,000 shares exercisable within 60 days pursuant to a stock option agreement.
(8)	Includes 135,000 shares exercisable within 60 days pursuant to a stock option agreement.
(9)	Includes 135,000 shares exercisable within 60 days pursuant to a stock option agreement.

PART IV

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. While the Board of Directors recently adopted an employee stock option or pension plan, any issuance would be in accordance with the terms thereof and proper approval.

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

While the Company may enter into transactions with affiliates in the future, the Company intends to continue to enter into such transactions only at prices and on terms no less favorable to us than transactions with independent third parties. See for example, the descriptions in “Summary Executive Compensation” and “Employment Agreement with Chief Executive Officer.” In that context, the Company will require any director or officer who has a pecuniary interest in a matter being considered to recuse them from any negotiations. In any event, any debt instruments in the future are expected generally to prohibit us from extending loans to Company principals.

During the years ended December 31, 2004 and 2003, the Company incurred consulting fee expenses for services provided by an entity owned by the Company’s chief executive officer, a significant shareholder of the Company. These fees totaled approximately $20,000 and $23,500 for the year ended December 31, 2004 and 2003. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated. At year end, December 2004, there are no consulting fees owed to the Company’s Chief Executive Officer. At December 31, 2004, a subsidiary of the Company owed $8,000 to the Chairman of the Company’s Board of Directors for unpaid rent for office occupancy.

A printing company owned by certain members of the Board of Directors is sometimes utilized to produce printed brochures, etc., for the Company. In 2004, the total expense reflected in the accompanying consolidated financial statements is $4,280, of which $3,542 is accrued as of December 31, 2004.

ITEM 13. EXHIBITS.

a.	Financial Statements

The financial statements listed in the accompanying index to financial statements and schedules are filed as part of this report.

b. Exhibits

2.1
Amended and Restated Merger and Stock Exchange Agreement dated November 19, 2004 by and between REZconnect Technologies, Inc. and YourTravelBiz.com, Inc. (incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K as amended, Exhibit 2.1, filed June 20, 2005).

3.1	Articles of Incorporation of the Company (incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, as amended, Exhibit 3.1, filed June 20, 2005).

3.2	Bylaws of the Company (incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, as amended, Exhibit 3.2, filed June 20, 2005).

10.1	Genesis Web Hosting Agreement dated September 6, 2002 by and between Genesis Consulting and yourTravelBiz.com, Inc.

10.2	YTBL Franchise Agreement

10.3	YTBL Area Franchise Agreement (otherwise known as the Master Franchise Agreement)

10.4	Software License Agreement dated September 2, 1999 by and among Taurus TeleSys Inc., Global Travel Network LLC and Etravnet.com, Inc.

10.5
Stockholders’ Agreement dated December 8, 2004 by and among Great River Enterprises, LP#1, J. Scott Tomer, J. Kim Sorensen, Michael Y. Brent, Derek J. Brent and REZconnect Technologies Inc. (incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K as amended, Exhibit 4.1, filed June 20, 2005).

10.6
Employment Agreement dated March 1, 2000 by and between Michael Y. Brent and Etravnet.com, Inc. (incorporated by reference to Etravnet.com, Inc.’s Annual Report for fiscal year 1999 on Form 10-KSB, Exhibit 10.1, filed March 30, 2000).

10.7
Lease Agreement dated July 1, 1996 by and between Wal-Mart Stores, Inc. and Travel Network (incorporated by reference to Etravnet.com, Inc.’s Annual Report for fiscal year 1999 on Form 10-KSB, Exhibit 10.2, filed March 30, 2000).

10.8*	Long Term Web Servicing Agreement, dated February 11, 2003 by and between REZconnect Technologies, Inc. and YourTravelBiz, Inc./YTB Travel and Cruises, Ltd.

14.1	YTB International, Inc. Code of Business Ethics Summary

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This agreement is not attached as it is no longer in effect.

**
This certification is attached as Exhibit 32.1 accompanying this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. A signed original of this written statement required by Section 906 has been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed to our Company by Dischino & Associates, P.C. for the fiscal years ended December 31, 2004 and Israeloff, Trattner & Co. 2003 are as follows:

	2004	2003
Audit and Tax Fees	$27,583	$53,500
All Other Fees	$-	$-

The aggregate fees billed to our Company by UHY LLP through October 31, 2006 for the fiscal years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Audit	$245,630	$245,630
All Other Fees	3,650	3,650
Total	$249,280	$249,280

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 22nd day of November, 2006.

YTB International, Inc. (successor to REZconnect(R) Technologies, Inc.)

/s/ J. Scott Tomer
J. Scott Tomer, Director and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of YTB International, Inc. (successor to REZconnect Technologies, Inc.) in the capacities indicated on the 22nd day of November 2006.

/s/ J. Scott Tomer	Director and Chief Executive Officer	November 22, 2006
J. Scott Tomer

/s/ Michael Y. Brent	Director and President	November 22, 2006
Michael Y. Brent

/s/ J. Lloyd Tomer	Chairman of the Board of Directors	November 22, 2006
J. Lloyd Tomer

/s/ J. Kim Sorensen	Director and Vice President	November 22, 2006
J. Kim Sorensen

/s/ John D. Clagg	Chief Financial Officer	November 22, 2006
John D. Clagg

/s/ Harold Kestenbaum	Director	November 22, 2006
Harold Kestenbaum

/s/ Derek J. Brent	Director and Secretary	November 22, 2006
Derek J. Brent

TABLE OF CONTENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

Page(s)
Report of UHY LLP, Independent Registered Public Accounting Firm.	F1

Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2003	F2

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003	F3

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2004 and 2003	F4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003	F5

Notes to Consolidated Financial Statements	F6 -F35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
REZconnect Technologies, Inc. (now known as YTB International, Inc.) :

We have audited the accompanying consolidated balance sheets of REZconnect Technologies, Inc., now known as YTB International, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and  cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri

November 22, 2006

F1

REZCONNECT TECHNOLOGIES, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003

	(RESTATED)2004	(RESTATED)2003
ASSETS
Current assets:
Cash and cash equivalents	$25,719	$48,120
Available-for-sale securities	528,311	732,135
Accounts receivable (less allowance for doubtful accounts of $169,644 in 2004 and $173,909 in 2003)	20,411	84,500
Prepaid marketing commissions	1,622,645	-
Other prepaid expenses and current assets	-	4,400

Total current assets	2,197,086	869,155

Property and equipment, net	353,047	519,075
Intangible assets, net	3,262,800	-
Goodwill	2,224,322	-
Other assets	96,705	228,672

TOTAL ASSETS	$8,133,960	$1,616,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$102,342	$-
Current maturities of long-term debt	18,768	18,470
Accounts payable and accrued expenses	941,101	307,839
Current portion of deferred revenue	1,820,808	-
Other current liabilities	100,000	-

Total current liabilities	2,983,019	326,309

Other long-term liabilities:
Long-term debt, less current maturities	286,789	302,700
Deferred revenue, less current portion	86,245	6,538
Other liabilities	20,920	26,266

Total other long-term liabilities	393,954	335,504

TOTAL LIABILITIES	3,376,973	661,813

STOCKHOLDERS’ EQUITY
Preferred stock, Series B convertible, par value $.001; liquidation preference $1.45 per share; 5,000,000 shares authorized, 4,092,376 issued and outstanding	4,092	-
Common stock, par value $.001; 20,000,000 shares authorized 18,976,125 shares in 2004 and 10,606,314 shares in 2003 issued and outstanding	18,976	10,606
Additional paid-in capital	12,616,988	6,634,203
Accumulated deficit	(7,883,069)	(5,689,720)

TOTAL STOCKHOLDERS’ EQUITY	4,756,987	955,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,133,960	$1,616,902

See accompanying notes to consolidated financial statements.

F2

REZCONNECT TECHNOLOGIES, INC.
Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003

	(RESTATED)2004	(RESTATED)2003
NET REVENUES
Travel commissions and services	$1,631,656	$1,053,025
Online travel store sales and monthly fees	922,407	284,376
Franchise service fees and other fees	632,393	807,952
Other	6,236	11,208

Total net revenues	3,192,692	2,156,561

OPERATING EXPENSES
Travel commissions	1,261,751	852,888
Marketing commissions	278,555	-
Franchise services and products	194,360	248,160
Depreciation and amortization	474,986	426,259
General and administrative	3,167,361	1,418,220

Total operating expenses	5,377,013	2,945,527

LOSS FROM OPERATIONS	(2,184,321)	(788,966)

OTHER INCOME (EXPENSES)
Interest and dividend income	25,707	18,225
Interest expense	(34,735)	(28,865)

Total other expenses	(9,028)	(10,640)

NET LOSS	$(2,193,349)	$(799,606)

NET LOSS PER SHARE:

Weighted-average shares outstanding	12,353,203	10,351,179

Net loss per share - basic and diluted	$(0.18)	$(0.08)

See accompanying notes to consolidated financial statements.

F3

REZCONNECT TECHNOLOGIES, INC,
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2004 (RESTATED) and 2003 (RESTATED)

	Series				Additional		Total
	Convertible Preferred		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
December 31, 2002, as previously reported	-	$-	9,362,983	$9,363	$6,198,963	$(4,655,773)	$1,552,553

Stock option compensation restatement	-	-	-	-	100,000	(100,000)	-

Accounts payable restatement	-	-	-	-	-	(134,341)	(134,341)

Balance at December 31, 2003, as restated	-	-	9,362,983	9,363	6,298,963	(4,890,114)	1,418,212
Shares returned issued in 2002	-	-	(220,576)	(221)	(48,307)	-	(48,528)
Shares issued for services	-	-	264,000	264	57,816	-	58,080
Shares issued to employees	-	-	199,907	200	56,731	-	56,931
Shares issued to YTB, Inc.	-	-	1,000,000	1,000	219,000	-	220,000
Stock option compensation	-	-	-	-	50,000		50,000
Net loss, as restated	-	-	-	-	-	(799,606)	(799,606)
Balance at December 31, 2004, as restated	-	-	10,606,314	10,606	6,634,203	(5,689,720)	955,089
Shares issued for services	-	-	196,061	196	46,466	-	46,662
Shares issued for employee bonuses	-	-	1,243,750	1,244	1,266,456	-	1,267,700
Shares surrendered	-	-	(1,000,000)	(1,000)	(199,750)	-	(200,750)
Stock option compensation	-	-	-	-	111,061	-	111,061
Common shares issued for acquisition	-	-	7,930,000	7,930	3,084,770	-	3,092,700
Convertible preferred shares issued for acquisition	4,092,376	4,092	-	-	1,673,782	-	1,677,874
Net loss, as restated	-	-	-	-	-	(2,193,349)	(2,193,349)
Balance at December 31, 2004,as restated	4,092,376	$4,092	18,976,125	$18,976	$12,616,988	$(7,883,069)	$4,756,987

See accompanying notes to consolidated financial statements.

F4

REZCONNECT TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	(RESTATED)2004	(RESTATED)2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,193,349)	$(799,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	474,986	426,259
Deferred revenue and related costs	190,051	(510,384)
Shares issued for services	46,662	53,680
Shares issued for employee compensation	1,267,700	56,931
Shares issued for services subsequently surrendered	-	(48,527)
Employee stock option expense	111,061	50,000
Changes in operating assets and liabilities:
Accounts receivable, net	64,089	186,306
Other prepaid expenses and current assets	4,400	-
Other assets	(77,034)	518,563
Accounts payable and accrued expenses	(182,162)	91,886
Other liabilities	(5,346)	(16,361)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(298,942)	8,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,671)	-
Proceeds from sale of available-for-sale securities	1,137,875	851,059
Purchase of available-for-sale securities	(934,050)	(871,674)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	192,154	(20,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in current liabilities	100,000	-
Principal payments on debt	(15,613)	(3,330)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	84,387	(3,330)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,401)	(15,198)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,120	63,318

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,719	$48,120

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,815	$12,867

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Escrowed shares returned	-	$4,400
Common shares issued for acquisition	$3,092,700	$-
Preferred shares issue for acquisition	$1,677,874	$-
Accrued transaction cost included in accounts payable	77,354	-

See accompanying notes to consolidated financial statements

F5

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

REZconnect Technologies, Inc. (the “Company”) was incorporated under the laws of the State of New York on December 4, 1981 under the original name of Playorena, Inc. The Company is a franchisor of traditional “brick and mortar” travel agencies, as well as internet-based travel-related services and technology offering proprietary reservation systems for the travel and entertainment industry. The Company provides internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry, and is also a full-service provider of discount travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “Your Travel Biz,” “YTBnet.com,” “Travel Network,” “Global Travel Network” and “Travel Network Vacation Central,” as well as internet web sites “Bookmytravel.com,” “REZconnect.com” and “RezCity.com.” The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of Illinois. One of its subsidiaries maintains administrative offices in New Jersey.

On December 8, 2004, the Company acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. (“YTB, Inc.”), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under laws of the State of New York and the reorganization provisions of the Internal Revenue Code. This acquisition, recorded at a total value of $4,847,928, was effected through an exchange of equity interests, with the Company exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB, Inc., (see Note 3). Each share of such Series B convertible preferred stock was converted into one share of common stock on January 9, 2005 following the re-incorporation of the Company under the law of the State of Delaware and the corresponding increase in its number of authorized shares subsequent to December 31, 2004, as described in Note 13.

All of the Company’s franchised operations are independently owned and operated. All sales of travel products by the Company are made through its independent agencies and franchisees, or through its interactive web sites. Operational expenses consist of franchise system sales and support personnel, executive management and administrative personnel.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of REZconnect Technologies, Inc. and YourTravelBiz.com, Inc. All intercompany accounts and transactions are eliminated in consolidation.

Basis of presentation

The financial statements include the activity of YourTravelBiz.com, Inc. from the date of acquisition, December 8, 2004, to December 31, 2004 for the period ended December 31, 2004 (see Notes 1 and 3).

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to the recoverability of capitalized software development costs, allowance for doubtful accounts and ultimate sales commissions/bonuses. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

F6

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Available-for-sale securities

The Company presents investments in marketable securities that are available for sale at fair value as determined when material by quoted market prices, with changes in realized/unrealized gains and losses recorded directly to other comprehensive income when material.   As of December 31, 2004, the cost of marketable securities approximates fair value.

Accounts and notes receivable

The Company reflects both accounts and notes receivable at their outstanding principal balances as of the balance sheet date, as adjusted by any charge-offs or allowances established as a reserve for potentially uncollectible accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on the length of time receivables are past due, known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	(RESTATED) 2004	(RESTATED) 2003
Beginning balance	$173,909	$166,287
Provision for doubtful accounts	40,882	172,801
Accounts written off	(45,147)	(165,179)
Ending balance	$169,644	$173,909

Concentration of credit risk

The Company is subject to credit risk through its cash, trade receivables and available-for-sale securities. The Company maintains it cash deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. There were no balances in excess of the Federal Deposit Insurance at December 31, 2004. The Company has deposits in a limited number of financial institutions with federally insured limits. Cash (including cash equivalents) at these institutions is normally in excess of the insured limits. However, the Company believes that the institutions are financially sound and there is only nominal risk of loss. There is no collateral currently required for cash, trade receivables, short term investments and notes receivables.

Fair value of financial instruments

The Company considers the carrying amounts of its accounts receivable, accounts payable and accrued expenses to approximate fair value because of the short maturity of these financial instruments. The Company considers amounts outstanding under debt agreements to approximate their fair value, based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of furniture and fixtures range from two to five years, equipment, including computer hardware and software, has an estimated useful life of three to five years and vehicles have a life of five years.

Expenditures for improvements are capitalized, while normal repair and maintenance costs are charged to expense when incurred. When property and equipment are disposed, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

In accordance with Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, property and equipment includes amounts related to the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

F7

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Long-lived Asset Recoverability

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

The Company believes that the carrying amounts of its long-lived assets are fully recoverable. Accordingly, no impairment loss has been reflected in the Company’s reported results of operations for years ended December 31, 2004 or 2003.

Intangible assets, net

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate than an impairment exists. No impairment of intangible assets was identified during any of the periods presented.

Goodwill

Goodwill, which is the excess of cost over the fair value of net assets (including identifiable intangibles) acquired in a business acquisition, is not amortized but rather tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset might not be fully recoverable, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 also requires the Company to compare the fair value of the acquired business to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the acquired business is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. Fair values for acquired businesses are determined based on discounted cash flows, market multiples or appraised values.

Revenue Recognition

Travel commissions and services

Commissions and incentives earned from travel sales are recognized as revenue when the related travel has been completed by the customer. Commissions earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Online travel store sales and monthly fees

The Company generates revenue from the selling of on-line travel agencies, and from providing training and ongoing maintenance services to the new business owners of such on-line travel agencies, i.e. referring travel agents (“RTA(s)”). The recognition of all up-front fees received from new RTA sales is deferred and recognized as income over a twelve-month period, which is the weighted average RTA life. Monthly maintenance fees are recognized in the month the services are provided.

Franchise service fees and other fees

The Company is a franchisor of traditional “brick and mortar” travel agencies. The initial franchise fee related to the sale of these travel agencies is due upon execution of a franchise agreement with the franchisee. The initial franchise fee is deferred and subsequently recognized as revenue when all material conditions prior to the opening of a franchised business have been satisfied and all substantial doubts of collectibility have been eliminated generally upon receipt of payment. Fees paid are non-refundable once a site location has been selected.

Other revenue

Sales revenues from sales aids and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the customer.

F8

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Expense recognition of commission costs

The Company incurs commission costs that are directly related to the origination of new RTA sales; sales which result in the deferral of revenue. Such incremental direct commission costs are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 (FTB 90-1). In addition, the Company has elected to account for such commission costs in accordance with SAB 104 and FTB 90-1, by deferring and charging such costs to expense in proportion to the related revenue recognized, over the same deferral period of twelve months.

Marketing compensation plan

The Company offers a compensation plan to its sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if qualified) and other bonus incentives based on amounts attributable to each representative’s sales or enrolled referrals. Direct sales commissions are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active representatives, following the month earned. Bonuses are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months.

Advertising costs

Pursuant to the provisions of Statement of Position (“SOP”) No. 93-7 issued by the American Institute of Certified Public Accountants, the Company expenses advertising costs as incurred. Advertising expense was $37,967 in 2004 and $3,596 in 2003.

Income taxes

The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Based Compensation—an Interpretation of APB No. 25,” and related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Under APB No. 25 and FIN 44, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the stock option being granted. Certain options, which have been re-priced, are subject to the “variable accounting” requirements of APB No. 25 and FIN 44 that require the Company record compensation expense for changes in the fair value of the Company’s common stock when it exceeds the re-priced amount.

FAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, and related interpretations where, generally, when the price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Pro forma information using the fair value method to record stock-based compensation cost is as follows:

F9

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

	(RESTATED)2004	(RESTATED)2003
Net loss - as reported	$(2,193,349)	$(799,606)

Add: Stock-based compensation expense included in reported net loss	111,061	50,000

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(8,994)	(10,977)

Net loss - proforma	$(2,091,282)	$(760,583)

Net loss per common share - basic and diluted
As reported	$(0.18)	$(0.08)
Pro forma	$(0.17)	$(0.07)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003: risk-free interest rates of 2.9% and 3.5%, respectively: expected lives of 2 years; dividend yield of 0% and expected volatility of 75%.

Earnings (loss) per share

Basic earnings (loss) per share are based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock using the treasury stock method, where such exercise or conversion would be dilutive. For the years ended December 31, 2004 and 2003, the effects any assumed exercise of stock options and warrants on the 2004 and 2003 loss per share would be anti-dilutive and, therefore, are not included in the calculation of the Company’s basic loss per share for the years ended December 31, 2004 and 2003.

However, the 4,092,376 shares of the Company’s Series B convertible preferred stock that were issued on December 8, 2004 (and subsequently converted into common shares on January 9, 2005) were considered to be common stock equivalents on the date of original issuance. Accordingly, all 4,092,376 shares of the Company’s Series B convertible preferred stock have been included in the calculation of the Company’s loss per common share for the year ended December 31, 2004.

New accounting pronouncements

SFAS No. 123R, “Share-Based Payment” requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over the period. The Company is required to adopt SFAS No. 123R on January 1, 2006. Although there will be no impact on the Company’s cash flows, the adoption of SFAS No. 123R will have significant impact on its operating results.

The Company currently plans to adopt SFAS No. 123R using the modified prospective method. At December 31, 2004, the unvested option expense is approximately $260,000 and is expected to be expensed over the next 2.18 years. The Company is currently assessing the impact of the adoption of SFAS No. 123R on its compensation strategies.

F10

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

NOTE 3 - BUSINESS COMBINATION

On December 8, 2004, the Company merged with YTB, Inc. and thereby YTB, Inc. became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement the holders of YTB, Inc. common stock received in aggregate 7,430,000 shares of common and 4,092,376 shares of Series B convertible preferred stock in exchange for all of their holdings in YTB, Inc. In addition, in connection with the transaction 500,000 shares of common stock were issued pursuant to a finder’s agreement and transaction costs of $77,354 were incurred. The merger was accounted for as a purchase business combination with the Company, deemed the acquirer. Prior to the merger, YTB, Inc. was a significant customer of the Company. Management’s primary reason for the acquisition was to benefit from the increased synergies of the combined companies in exploiting the growth potential of YTB, Inc.’s referral-marketing business.

The value of the shares of the Company issued in connection with the purchase was determined by an appraisal conducted by an independent valuation company. The assumed assets and liabilities of YTB, Inc. were recorded at fair value and were determined by independent appraisal. The value of the assets and liabilities recorded is as follows:

Assets	(RESTATED) Balance
Prepaid marketing commissions	$1,666,419
Property and equipment, net	241,837
Intangible assets	3,310,000
Goodwill	2,224,322
7,442,578

Liabilities and Equity
Accounts payable and accrued expenses	(738,070)
Notes payable	(102,342)
Deferred revenue	(1,754,238)
(2,594,650)
Total	$4,847,928

The operations of YTB, Inc. have been consolidated from the acquisition date. The cost to acquire YTB, Inc. has been allocated to the assets acquired and liabilities assumed according to their estimated fair values. The purchase price of $4,847,928 including transaction costs resulted in acquired goodwill of $2,224,322 which is not deductible for tax purposes.

The following unaudited pro forma consolidated financial information for the years ended December 31, 2004 and 2003 give effect to REZconnect’s acquisition of YTB, Inc. and reflects the results of YTB, Inc.’s operations as if the acquisition had occurred and been completed as of January 1, 2004 and 2003, respectively.

The following table summarizes the unaudited pro forma information for the years ended December 31, 2004 and 2003:

	(RESTATED) 2004	(RESTATED) 2003
Revenue	$7,923,826	$6,001,925

Net loss	$(3,942,911)	$(2,218,300)

Weighted average common shares outstanding	12,353,203	10,351,179

Basic and diluted loss per share	$(0.32)	$(0.21)

F11

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consists of the following:

	(RESTATED)	(RESTATED)
	2004	2003
Equipment	$136,475	$103,744
Furniture and fixtures	15,340	6,930
Capitalized software	1,361,650	1,245,052
Vehicles	95,769	-
	1,609,234	1,355,726
Less: Accumulated depreciation	(1,256,187)	(836,651)

Property and equipment, net	$353,047	$519,075

Depreciation and amortization expense on property and equipment was $419,563 and $415,259 for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, capitalized software development costs, net of accumulated amortization, totaled $113,013 and $518,348, respectively. For the years ended December 31, 2004 and 2003, the Company recorded amortization of capitalized software development costs of $416,788 and $415,259, respectively.

NOTE 5 - INTANGIBLE ASSETS

The following tables present the components of the Company’s intangible assets as of December 31, 2004:

	(RESTATED)
	At December 31, 2004
Intangible Assets	Cost	Accumulated Amortization	Net	Life
Amortized intangible assets
Non-compete agreement	$360,000	$3,180	$356,820	7
RTA agreements	690,000	42,660	647,340	1
Vendor agreements	220,000	1,360	218,640	10
Total amortized intangible assets	1,270,000	47,200	1,222,800

Unamortized intangible assets
Domain names	2,040,000	-	2,040,000
Total unamortized intangible assets	2,040,000	-	2,040,000

Total Intangible Assets	$3,310,000	$47,200	$3,262,800

Amortization expense was $47,200 and $0 for the years ended December 31, 2004 and 2003, respectively. The estimated amortization expense related to intangible assets as of December 31, 2004 over the next five years follows, assuming no subsequent impairment of the underlying assets, is as follows:

(RESTATED)
2005	$720,780
2006	73,429
2007	73,429
2008	73,429
2009	73,429

F12

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 6 - FINANCING ARRANGEMENTS

Advances

During December 2004, pending the closing of a private placement memorandum (“PPM”), an investor advanced $100,000 to the Company. The PPM closed in February 2005 at which time the Company repaid the advance. The liability is included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2004.

Notes Payable

The Company assumed the following short-term notes payable upon the acquisition of its acquired entity on December 8, 2004:

(RESTATED)
6.25% promissory note secured by vehicle purchase. Interest and principal are payable in monthly installments of $1,000 for 12 months, remaining balance due February 28, 2005.	$44,254

6.25% promissory note secured by vehicle purchase. Interest and principal are payable in monthly installments of $1,000 for 12 months, remaining balance due March 4, 2005.	58,088

Total Notes Payable	$102,342

Long-Term Debt

On January 11, 2002, as a result of the events of September 11, 2001, the Company borrowed $324,500 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date until November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s chief executive officer. The outstanding long term debt balance as of December 31, 2004 and 2003 was $305,557 and $321,170, respectively.

Minimum principal payments of long-term debt as of December 31, 2004 are as follows:

Year ending December 31, 2004	(RESTATED) Amount

2005	$18,768
2006	19,532
2007	20,328
2008	21,156
2009	22,018
Thereafter	203,755
Total	$305,557

F13

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating lease for the New Jersey office location which expires on April 30, 2008, to pay minimum annual rentals, currently at $44,667 per year plus real estate taxes and operating cost charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (“Wal-Mart”) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchisees also have a two-year term with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years.

Following is a summary of net rental income (expense) for the years ended December 31, 2004 and 2003:

	(RESTATED)
	2004	2003
Sublease rental income	$160,863	222,646
Less minimum rental expense	149,342	204,368
Net rental income (expense)	$11,521	$18,278

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases on which sublease rental income is earned), having remaining terms in excess of one year as of December 31, 2004 are as follows:

	(RESTATED)
Year ending December 31	Office Location	Wal-Mart Locations	Sublease Rental Income	Net Rental Expense (Income)

2005	$46,333	$118,654	$135,384	$29,603
2006	48,333	87,007	86,722	48,618
2007	50,470	31,252	31,922	49,800
2008	17,068	23,789	25,230	15,627
2009	-	5,947	6,496	(549)

Total	$162,204	$266,649	$285,754	$143,099

Employment agreements

The Company entered into a long-term employment agreement with Michael Y. Brent, the president, dated March 1, 2000. Under such agreement (which would have expired April 9, 2005 and subjects him to confidentiality, non-raid and non-compete provisions), Mr. Michael Y. Brent is paid, directly or indirectly, a combination of (i) a $200,000 salary and/or consulting fee with annual increases of 6% and (ii) options and/or warrants, determined by the Board acting as a Compensation Committee, based on the Company’s financial performance. Mr. Michael Y. Brent will continue to be subject to his confidentiality covenant and, for 3 years, his non-compete covenants. His estate also receives a benefit in the amount of one year's salary, upon Mr. Michael Y. Brent's death.

Effective January 1, 2005, Mr. Michael Y. Brent, along with three other Company executives, entered into a new long-term employment agreements with the Company (see also Note 13 - Subsequent Events).

F14

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 8 - STOCK OPTIONS

The Company has a stock option plan that is administered by the compensation committee of the board of directors, which in turn determines the employees, officers, and directors subject to receive awards and the terms and conditions of these awards.  The purpose of the plan is to make available to our key employees and directors certain compensatory arrangements related to the growth in the value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and prosperity; and align in general the interests of our employees and directors with the interests of our stockholders.  No shares of common stock have been reserved for this plan.

As of December 31, 2004 and 2003, the Company recognized $3,061 and $50,000, respectively, in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant.

FIN 44 requires variable accounting for compensation expense when stock options have been cancelled and re-issued with a change in strike price.  The variable compensation associated with these types of stock options was an expense of $108,000 in 2004 and zero in 2003.

A summary of stock option activity is as follows:

	(RESTATED)		(RESTATED)
	2004		2003
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding - Beginning of Period	520,000	$1.09	520,000	$1.09
Granted	470,000	1.15	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding on December 31,	990,000	$1.12	520,000	$1.09

Exercisable on December 31,	990,000	$1.12	520,000	$1.09

F15

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

A summary of stock options outstanding and exercisable as of December 31, 2004 are as follows:

	(RESTATED)
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Price
≤$1.00	850,000	2.04 years	$0.97	850,000	$0.97
≥$2.00	140,000	1.95 years	$2.00	140,000	$2.00
Total	990,000	2.03 years	$1.12	990,000	$1.12

NOTE 9 - STOCKHOLDERS’ EQUITY

In 2002, the Company issued shares into escrow in satisfaction of an indemnity agreement reached with a former officer. During the first quarter of 2003, the number of shares needed to satisfy the indemnity agreement became known and shares originally issued were cancelled. The Company recorded a reduction in the escrow account in the amount of $48,528 and an equivalent reduction in common stock and paid in capital in the amount of $221 and $48,307, respectively.

During 2003, equity compensation in the amount of $73,567 was recorded as a result of 334,396 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $334 and additional paid in capital in the amount of $73,233. In addition, 129,511 shares were issued as compensation in the amount of $41,444 to employees with an offsetting adjustment to common stock and additional paid in capital in the amounts of $130 and $41,314, respectively.

On February 11, 2003, the Company entered into a Long-Term Web Servicing Agreement in exchange for the issuance of 1,000,000 shares of restricted stock which was approved and ratified by the Company’s Board of Directors. Specifically, the Company issued 800,000 restricted shares to YourTravelBiz, Inc. and 200,000 restricted shares to YTB Travel and Cruises, Ltd. The issued shares were valued at $.22 per share for which the Company recorded $220,000 in deferred costs and a corresponding increase in common stock and paid in capital in the amount of $1,000 and $219,000, respectively. During the fourth quarter of 2004, the unamortized balance of the contract of $200,750 was written off with an offsetting adjustment to common stock of $1,000 and paid in capital of $199,750 when the agreement was modified and the shares were surrendered.

During 2004, equity compensation in the amount of $46,662 was recorded as a result of 196,061 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $196 and additional paid in capital in the amount of $46,466. In addition, 1,243,750 shares were issued as compensation in the amount of $1,267,700 to employees with an offsetting adjustment to common stock and additional paid in capital in the amounts of $1,244 and $1,266,456, respectively.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

F16

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

As a result of the Company’s operating losses in 2004 and 2003, and loss carry forwards available in 2004, there is no provision for current income taxes.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce any deferred tax assets to their net realizable amounts if, based on the weight of evidence, it is more likely than not that all or some portion of such deferred tax assets will not be realized. As of December 31, 2004 and 2003, the Company is uncertain if it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been established as a reserve against the Company’s deferred tax assets and, therefore, no deferred income tax credits have been recognized in the statements of operations for the years ended December 31, 2004 and 2003.

At December 31, 2004 the Company had approximately $7,007,000 of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will begin to expire in 2019 for federal and state purposes. The net operating losses may be subject to a substantial limitation under the “Change of Ownership” Section 382 of the Internal Revenue Code.

A reconciliation of income taxes, with the amounts computed at the statutory federal rate, is a follows:

	(RESTATED)
	As of December 31
	2004	2003
Computed tax at federal statutory rate	$(755,644)	$(273,362)
Other, net	(16,356)	(19,638)
Change in valuation allowance	772,000	293,000

Total	$-	$-

Deferred tax assets and liabilities consist of the following:

	(RESTATED)
	As of December 31
	2004	2003
Deferred Tax Assets
Allowance for doubtful accounts	$63,000	$64,000
Allowance for notes receivable	25,000	1,000
Capitalized consulting	50,000	-
Accrued vacation	5,000	-
Capital losses	7,000	5,000
Accrued compensation	8,000	-
Net operation loss carry-forward	2,593,000	1,909,000
	2,751,000	1,979,000

Deferred Tax Liabilities	-	-

Net Deferred Tax Assets
Before valuation allowance	2,751,000	1,979,000

Less valuation allowance	(2,751,000)	(1,979,000)
Net Deferred Tax Asset	$-	$-

F17

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 11 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company incurred consulting fee expenses for services provided by an entity owned by the Company’s chief executive officer, a significant shareholder of the Company. These fees totaled approximately $20,000 and $23,500 for the year ended December 31, 2004 and 2003. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated. At year end, December 2004, there are no consulting fees owed to the Company’s Chief Executive Officer. Prior to the merger YTB, Inc. was a privately held company and it rented office space on a month-to-month basis from a majority Stockholder who is new Chairman of the Board of Directors. At December 31, 2004, a subsidiary of the Company owed $8,000 to the Chairman of the Company’s Board of Directors for unpaid rent for office occupancy.

A printing company owned by certain members of the Board of Directors is sometimes utilized to produce printed brochures, etc., for the Company. In 2004, the total expense reflected in the accompanying consolidated financial statements is $4,280, of which $3,542 is accrued as of December 31, 2004.

NOTE 12 - SEGMENT INFORMATION

The Company operates in the following three business segments: marketing of online travel stores including the development of a sales network; sales of travel through online travel stores; and developing and commercializing internet-based technology programs used in supporting online travel stores. The Company’s business segments operate primarily in the United States, but are structured for potential international growth.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “parent” column includes corporate items not specifically allocated to the segments.

	(RESTATED)
Year Ended December 31, 2004	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter-segment revenue	$501,214	$2,265,271	$426,207	$-	$-	$3,192,692
Segment profit (loss)	(245,667)	(1,459,286)	(488,396)	-	-	(2,193,349)
Assets	2,416,019	566,828	357,272	5,487,122	(693,281)	8,133,960
Depreciation and amortization	3,036	-	471,950	-	-	474,986
Capital Expenditures	11,671	-	-	-	-	11,671

	(RESTATED)
Year Ended December 31, 2003	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter-segment revenue	$-	$1,872,185	$284,376	$-	$-	$2,156,561
Segment profit (loss)	-	(477,150)	(322,456)	-	-	(799,606)
Assets	-	535,310	1,081,592	-	-	1,616,902
Depreciation and amortization	-	-	426,259	-	-	426,259
Capital Expenditures	-	-	-	-	-	-

F18

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 13 - SUBSEQUENT EVENTS

The Company has entered into a long-term employment agreement with each of Mr. J. Scott Tomer, (President), Mr. J. Kim Sorensen, (Treasurer), Mr. Michael Y. Brent, (Chief Executive Officer) and Mr. Derek Brent, (Secretary). All employment agreements, which were effective January 1, 2005, expire December 31, 2009 and subject each officer to confidentiality provisions, as well as non-solicitation and non-compete provisions for an additional two years following termination of employment.

Each of Messrs. J. Kim Sorensen and J. Scott Tomer receive a base annual salary of $120,000, increasing annually by 6%. They each receive an override on RTA sales and monthly fees generated by “representative position #2” of the YourTravelBiz.com sales organization equal to 50% of the monthly commissions and overrides earned by such representative position #2, paid monthly. Additionally, each of Messrs. J. Kim Sorensen and J. Scott Tomer receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. J. Kim Sorensen and J. Scott Tomer in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

Mr. Michael Y. Brent receives a base annual salary of $240,000, increasing annually in 6% increments. Mr. Michael Y. Brent receives an override on the RTA sales and monthly fees generated by “representative position #1” of the YourTravelBiz.com sales organization equal to 16.69% of the monthly commissions and overrides earned by said position #1, paid monthly. Additionally, Mr. Michael Y. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. Mr. Michael Y. Brent receives a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the life of Mr. Brent in an amount equal to three times his annual base salary, payable to beneficiaries designated by him.

Mr. Derek Brent receives a base annual salary of $120,000, increasing annually in $12,000 increments. Additionally, Mr. Derek J. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000.In addition, Mr. Derek Brent receives an automobile allowance and health and medical insurance provided by the Company.

On January 4, 2005, subsequent to the New York merger between the Company and YTB, the assets of this combined entity were assigned respectively to three newly-organized Delaware corporations, respectively YourTravelBiz.com, Inc., REZconnect Technologies, Inc. and YTB Travel Network, Inc., each of which becoming wholly-owned subsidiaries of the Company on that date.

On January 4, 2005 the Company re-incorporated in the State of Delaware by means of a “downstream merger” between the Company and a Delaware corporation named YTB International, Inc. The Company then changed its name to YTB International, Inc. and increased the number of its authorized common shares to 50,000,000, while maintaining the same 5,000,000 authorized preferred shares. As a consequence of this Delaware merger and associated re-incorporation, YTB International, Inc. became the successor to the Company and to the Company’s three subsidiaries: REZconnect Technologies, Inc. (“Technologies”), YourTravelBiz.com, Inc. (“YTB Marketing”), and YTB Travel Network, Inc. (“YTB Travel”) (the Company, Technologies, YTB Marketing and YTB Travel are sometimes hereafter collectively referred to as the “Company”), with each subsidiary becoming a wholly-owned subsidiary of YTB International, Inc. As part of the Reorganization, the assets of the Company were assigned to the three newly-organized wholly-owned subsidiaries, each a Delaware corporation.

On January 9, 2005, following both the Reorganization and a corresponding increase in the number of its authorized common shares from 20,000,000 to 50,000,000, each share of the aforementioned Series B convertible preferred stock was converted into one share of the Company’s common stock

On January 19, 2006, the Company announced that it had initiated an internal investigation as to certain matters related to its former accounting firm, Dischino & Associates, P.C., including its probable lack of independence in previously reported financial statements and the possible improper recognition of approximately $30,000 in revenue for the period ended June 30, 2005. The Company retained the legal firm of Greenberg Traurig, LLP to perform the investigation.

On January 26, 2005, YTB International, Inc., formerly REZconnnect Technologies, Inc. (or the "Company") authorized the sale to Laurus Master Fund, Ltd. ("Laurus") of a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), which is convertible into the Company’s common stock at an initial fixed conversion price of $0.80 per share (the "Term Note"). Laurus also acquired a Common Stock Purchase Warrant for the purchase of up to 800,000 shares of Common Stock, exercisable until January 26, 2012 at a price of $1.25 per share on the first 400,000 shares and $1.58 on the 400,000 share balance (the "Warrant"). The Term Note matures on January 26, 2008 and is secured by a first priority lien on all collateral of the Company and its wholly-owned subsidiaries, including inventory, accounts receivable, raw materials and all of its ownership interests in REZconnect Technologies, Inc., YourTravelBiz.com, Inc. and YTB Travel Network, Inc., its wholly-owned subsidiaries. The Term Note is also guaranteed by each of the Company’s wholly-owned subsidiaries. The Term Note accrues interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus three percent (3%), but shall in no event be less than eight percent (8%) per annum. The Company also granted Laurus the right, on or prior to October 26, 2005 (270 days following the closing) to issue an additional note in the aggregate principal amount of $1,000,000 on the same terms and conditions (including the same interest rate and fixed conversion price of $1.25). Finally, the Company has granted Laurus registration rights with respect to all shares of Common Stock underlying the Term Note and Warrant. Closing and funding occurred January 2005. The second funding occurred on in October 2005.

On November, 20, 2006, the Company entered into a Settlement Agreement with Laurus Master Fund, Ltd., (Laurus), whereby the Company agreed to issue an additional 200,000 shares of YTBI stock to Laurus as settlement for liquidated damages for the Company's inability to timely file a Registration Statement as stipulated in the original documents between Laurus and YTBI. In addition, all of the original document provisions are terminated, excluding January Warrant and the October Warrant. These warrants have not been exercised and the value of these warrants have been recognized in the accompanying financial statements.

The Company executed an employment agreement on January 30, 2006 with its new Chief Financial Officer effective December 1, 2005. The term of the Agreement is through December 31, 2009, followed by a three-year renewal period.

On February 7, 2006, the Company reported that it was in the process of having its financial statements for the years ended December 31, 2004 and 2003 as previously-filed with the SEC on Form 10-KSB/A, re-audited by UHY LLP, the Company's new independently registered public accounting firm.

On February 8, 2005, the Company commenced a Private Placement Memorandum for the issuance of up to 1,000,000 shares at a price of $0.80 per share, sold in units of $15,000.  Each unit contained warrants for a like amount of shares at an exercise price of $1.75, exercisable for 5 years from date of issuance.

On June 1, 2006, the Company announced its common stock had been removed from trading on the OTC Bulletin Board as a result of its annual report on Form 10-KSB for the year ended December 31, 2005 having not yet been filed with the SEC.

On July 26, 2006, the Company purchased 12 acres of land which included a 100,000 square foot building (the “Property”) for $2.5 million to house their new corporate headquarters in Wood River, Illinois. The Company financed the purchase of the Property with a note in the amount of $2.5 million with an interest rate of Prime, less 0.50% floating daily from Meridian Bank, a local bank. Interest only is payable monthly for the first two years of the note. The Note is collateralized by the first mortgage on the Property and a $500,000 Certificate of Deposit. The Certificate of Deposit will be released after the Company makes $625,000 of improvements to the Property. The Company plans to begin a $6.0 million renovation project to the Property in late 2006.

Effective November 22, 2006, an agreement has been reached between Michael Brent, Kim Sorensen and Scott Tomer for each of them to share a one-third interest in YTB Rep position #2. Previously, Mr. Brent had a one-sixth share in YTB Rep position #1. This agreement was reached to document the verbal agreement between the three parties whereby each would receive the same compensation. The Board of Directors had instructed the parties to come to a resolution of this issue and come back with a settlement. Formal approval of the change in employment contracts will occur at the next regular Board meeting.

Effective November 22, 2006, Michael Y. Brent, Derek J. Brent and Darren J. Brent resigned as members of the Company’s Board of Directors.

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

On February 6, 2006 the Company concluded that its financial results for the year’s ended December 31, 2003 and 2004 and the interim periods ended March 31, June 30 and September 30, 2003 and the interim periods ended March 31, June 30, September 30, 2004 would be restated to reflect certain errors identified in its previously filed financial statements. The errors noted relative to the 2003 and 2004 financial statements are more completely described in the following paragraphs and tables.

In addition, as a result of the review and restatement process conducted by the Company relative to the 2003 and 2004 financial statements the Company identified certain errors in the financial statements for the year ended December 31, 2002. These errors have been corrected in the statements herein presented as adjustments to beginning accumulated deficit.

For the year ended December 31, 2002 the impact of the corrections of the errors identified resulted in an increase to the previously reported operating and net loss of $234,341. This result increased the Company’s basic and diluted loss per share from $(0.23) to $(0.26) for the year ended December 31, 2002. The Company’s previously reported liabilities increased by $134,341 with a corresponding decrease in equity of $134,341. The adjustments had no impact on operating cash flow and had no affect on previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

The items giving rise to the corrections of the 2002 financial statements are as follows:

The Company identified unrecorded liabilities related to revolving credit card debt that had not been disclosed or recorded in prior periods.  The amount recorded as a liability relative to this item was $125,847. In addition the Company identified that it had not accrued all amounts owed to its CEO under his compensation agreement and reflected additional compensation expense in the amount of $32,433. This liability was offset against personal charges included in the credit card adjustment discussed above in the amount of $23,940 Correction of these items resulted in an increase in current liabilities of $134,341 and a corresponding decrease in equity.

Additionally, the Company has corrected a previously recorded prior period adjustment it had recorded to reflect the issuance of 900,000 shares to an officer of the Company. The shares were issued in 2004. Of the total expense of $252,000 recorded as a result of the share issuance, the Company reflected a prior period adjustment affecting its 2003 and 2002 and prior financial statements in the amount of $67,200 and $134,400 respectively to reflect shares issued to the officer. The balance of the expense in the amount of $50,400 was recorded in 2004. According to an informal agreement between the Company and the officer the shares were issued as compensation for services in 2004 and for past services. However, no binding agreement was entered into by the Company or officer in the year’s restated. Accordingly, the Company has reversed the previously recorded prior period adjustment.

In 2001 the Company issued options on 50,000 shares of common stock that vested over three years. The options were in the money on the date issued. The Company revised its financial statements to reflect equity compensation over the three year vesting period. A correction was made to opening equity and paid in capital in the amount of $100,000 to properly reflect these items.

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

For the year ended December 31, 2003 the impact of the corrections of the errors identified resulted in a decrease to the previously reported net loss of $1,107,483. This result decreased the Company’s basic and diluted loss per share from $(0.11) to $(0.08) for the year ended December 31, 2003. The Company’s previously reported assets decreased by $268,731, liabilities decreased by $536,751 with a corresponding increase in equity of $268,020. The adjustments resulted in a decrease in previously reported net sales of $243,527 and an increase in operating loss of $318,626 and a decrease in operating cash flow of $8,747 for the year ended December 31, 2003. The adjustments had no affect on previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

For the year ended December 31, 2004 the impact of the corrections of the errors identified resulted in an increase to the previously reported net loss of $288,310. This result increased the Company’s basic and diluted loss per share from $0.02 to $0.18 for the year ended December 31, 2004. The Company’s previously reported assets decreased by $12,722,380, liabilities decreased by $1,587,093 with a corresponding decrease in equity of $11,135,287. The adjustments results in a decrease in previously reported net sales of $545,818 and an increase in operating loss of $1,890,639 for the year ended December 31, 2004. The adjustments had no affect on previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

In addition to the adjustments made to correct errors in previously filed financial statements, certain amounts have been reclassified to conform to presentation in the current financial statements and the footnotes to the Company’s financial statements have been revised to adequately address all of the disclosures required under generally accepted accounting principles.

The following tables summarize in a condensed format the financial statements previously reported and as restated for the years ended December 31, 2003 and 2004.

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

2003 RESTATEMENT SUMMARY

	2003
ASSETS	As Previously Reported	Adjustments	As Restated
CURRENT ASSETS:
Cash and cash equivalents	$62,718	$(14,598)	$48,120
Available-for-sale securities	732,135	-	732,135
Accounts receivable (less allowance for doubtful accounts of restated $173,909 and $74,061 originally reported)	255,244	(170,744)	84,500
Current portion of notes receivable	112,490	(112,490)	-
Other prepaid expenses and current assets	-	4,400	4,400
TOTAL CURRENT ASSETS	1,162,587	(293,432)	869,155

PROPERTY AND EQUIPMENT (net)	-	519,075	519,075

DEFERRED CONTRACT COST (net)	-	209,000	209,000

TOTAL OTHER ASSETS	723,046	(703,374)	19,672
TOTAL ASSETS	$1,885,633	$(268,731)	$1,616,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$20,368	$(1,898)	$18,470
Accounts payable and accrued expenses	105,776	202,063	307,839
Deferred revenue	112,490	(112,490)	-
TOTAL CURRENT LIABILITIES	238,634	87,675	326,309

OTHER LONG-TERM LIABILITIES:
Long-term debt, less current maturities	300,802	1,898	302,700
Deferred revenue, less current portion	632,862	(626,324)	6,538
Other liabilities	26,266	-	26,266
TOTAL OTHER LONG-TERM LIABILITIES	959,930	(624,426)	335,504

TOTAL LIABILITIES	1,198,564	(536,751)	661,813

STOCKHOLDERS’ EQUITY
Common stock shares issued and outstanding, 10,606,314 restated and 10,879,983 as originally reported	10,880	(274)	10,606
Additional paid-in capital	6,574,385	59,818	6,634,203
Accumulated deficit	(5,898,196)	208,476	(5,689,720)

TOTAL STOCKHOLDERS’ EQUITY	687,069	268,020	955,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,885,633	$(268,731)	$1,616,902

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2003
	As Previously Reported	Adjustments	As Restated
REVENUES
Franchise service fees and other fees	$684,825	$123,127	$807,952
Travel commissions and services	1,346,930	(293,905)	1,053,025
Online travel store sales and monthly fees	282,471	1,905	284,376
Other	85,862	(74,654)	11,208

GROSS REVENUES	2,400,088	(243,527)	2,156,561
Less returns and allowances	-	-	-

TOTAL NET REVENUES	2,400,088	(243,527)	2,156,561

OPERATING EXPENSES
Cost of travel service and products	526,141	(526,141)	-
Travel commissions	906,235	(53,347)	852,888
Franchise services and products	-	248,160	248,160
Depreciation and amortization	376,486	49,773	426,259
Marketing and selling	31,535	(31,535)	-
General and administrative	884,076	534,144	1,418,220
Impairment of capitalized software	783,207	(783,207)	-

TOTAL OPERATING EXPENSES	3,507,680	(562,153)	2,945,527

LOSS FROM OPERATIONS	(1,107,592)	318,626	(788,966)

OTHER INCOME (EXPENSES)
Interest and dividend income	18,225	-	18,225
Interest expense	(1,885)	(26,980)	(28,865)
Loss on sale of short term investments	(14,113)	14,113	-
TOTAL OTHER INCOME (EXPENSES)	2,227	(12,867)	(10,640)

LOSS BEFORE INCOME TAXES	(1,105,365)	305,759	(799,606)

INCOME TAX	2,118	(2,118)	-

NET LOSS	$(1,107,483)	$307,877	$(799,606)

LOSS PER SHARE:
Weighted-average common shares outstanding	9,912,983	438,196	10,351,179
Basic and diluted loss per share	$(0.11)	$(0.03)	$(0.08)

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The following provides an in-depth discussion of the items that have been restated in the Company’s financial statements for the year ended December 31, 2003 as summarized above:

Cash and Cash Equivalents

The Company identified errors in its bank and investment account reconciliation process which resulted in the incorrect recording of the recording of settlement receivables as deposits in transit.

Accounts Receivable (including Allowances for Doubtful Accounts)

The Company had not previously properly assessed the collectibility of its recorded accounts receivable balances. Upon an in-depth review the Company concluded that certain accounts in the amount of $170,744 should have been written off and the allowance for doubtful accounts should have been increased by $99,848 to allow for potentially uncollectible accounts.

Property and Equipment (net)

Previously, the Company determined that certain capitalized software related to the net-to-phone technology for which the Company had not generated any revenue was impaired and recorded an impairment loss of $783,207. Upon a further more in-depth evaluation by the Company, it was determined that the net-to-phone technology did not represent a significant portion of the originally capitalized software. Rather, it was determined that the majority of costs capitalized were not impaired. The Company has reflected in its restated financial statements the reestablishment of the previously impaired software net of amortization expense of $426,476.

Deferred Contract Costs less Accumulated Amortization

The Company also identified it had failed to properly record an agreement it had entered into with YTB. In exchange for the exclusive right to provide web hosting services to YTB’s on-line travel agents, REZconnect issued 1,000,000 shares of its common stock to YTB. This deferred contract right was not accounted for in the previously filed financial statements and has been assigned a value of $220,000. The contract right will be amortized over 20 years and $11,000 in amortization has been reflected in the restated financial statements.

Notes Receivable and Deferred Revenue

In addition to the evaluation of the collectibility of accounts receivable performed by the Company, the Company identified that it had not previously properly assessed the collectibility of its recorded notes receivable related to franchise operations. Upon an in-depth review, the Company concluded that certain notes in the amount of $112,490 should have been written off. The Company’s policy with respect to revenue recognition relative to franchise operations requires the collection of any amounts owed from franchisees before it is deemed appropriate to record revenue. Accordingly, the balances recorded in notes receivable are fully offset by a liability for deferred revenue. The deferred revenue balance was adjusted to reflect an offsetting adjustment to the write down of notes receivable.

Current Maturities of Long-Term Debt and Long-Term Debt

The Company determined that it had incorrectly identified the current portion of its long-term debt and recorded an adjustment to properly reflect the principal amounts currently due.

Accounts Payable and Accrued Expenses

The Company determined that it had failed to achieve a proper cutoff of amounts owed for goods and services it had received as of December 31, 2003. An adjustment was made to properly record all expenses incurred and not yet paid in 2003 in accounts payable and accrued expenses in the amount of $202,063.

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

As discussed previously, the Company identified unrecorded liabilities related to revolving credit card debt that had not been recorded in prior periods.  The amount recorded as a liability relative to this item in 2003 was $32,001. In addition the Company identified that it had not accrued all amounts owed to its CEO under his compensation agreement and reflected additional compensation expense in the amount of $3,620. This liability was offset against personal charges included in the credit card adjustment discussed above in the amount of $16,577. Correction of these items resulted in an increase in current liabilities of $19,044 and a corresponding decrease in equity.

Stockholders’ Equity

In its originally filed financial statements the Company did not maintain an adequate accounting of shares issued to employees and other in compensation for services and did not properly apply generally accepted principles to record the issuance of those shares. In its restated financial statements the Company has corrected the following errors.

As discussed previously, in 2001 the Company issued options on 50,000 shares of common stock that vested over three years. The options were in the money on the date issued. In 2003, a correction was made to compensation expense and paid-in capital in the amount of $50,000 to properly reflect this items.

▪
Equity compensation in the amount of $41,444 has been recorded as a result of 129,511 shares issued as compensation to employees that had not been previously recorded. The amount recorded as equity compensation was the fair value of the shares as of the date of issuance.

▪
Additional equity compensation in the amount of $51,567 has been recorded as a result of shares issued for services that had not been previously recorded. The amount recorded as equity compensation was the fair value of the shares as of the date of issuance.

▪
In 2002 the Company issued shares into escrow in satisfaction of an indemnity agreement reached with a former officer. In 2003, the number of shares needed to satisfy the indemnity agreement became known and shares originally issued were canceled. The company had not recorded this transaction and has recorded a reduction of settlement expense in the amount of $48,528 and an equivalent reduction in common stock and paid in capital in the amount of $221 and $48,307 respectively.

▪
As discussed previously, the Company has corrected a previously recorded prior period adjustment it had recorded to reflect the issuance of 900,000 shares to an officer of the Company. The shares were issued in 2004. Of the total expense of $252,000 recorded as a result of the share issuance, the company reflected a prior period adjustment affecting its 2003 financial statements in the amount of $67,200 to reflect shares issued to the officer. However, no binding agreement was entered into by the Company or officer in the year’s restated. Accordingly, the Company has reversed the previously recorded prior period adjustment.

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

As a result of the various restatement items identified by the Company the following changes have been reflected in stockholders equity:

Total Stockholders’ Equity as previously reported	$687,069

2002 accounts payable restatment	(134,341)
Shares issued to employees	41,444
Shares returned on indemnity agreements	(48,528)
Correction of previously recorded restatement	51,568
Compensation expense recognized for in the money options	50,000
Change in previously reported net income	307,877

Total Stockholders’ Equity as Restated	$955,089

Net Revenues

The Company identified that it had incorrectly recorded travel revenue on a gross rather than net basis for transactions in which the Company was an agent. An adjustment reducing revenue and travel commissions in the amount of $244,231 has been reflected in the Company’s restated financial statements. In addition, the Company has reclassified amounts within the reported revenue captions to accurately reflect the components of revenue..

Operating Expenses
The Company noted it had incorrectly classified certain items of expense within its reporting classifications. Accordingly, certain reclassifications of expense were recorded to reflect the proper amount of expense in the reporting captions.

In addition, as previously discussed the company failed to achieve a proper cut off of expenses and adjusted accounts payable and accrued expenses to reflect additional amounts owed as of December 31, 2002.

Loss from Sales of Short-Term Investments and Interest Expense

The Company identified it had incorrectly classified interest expense as a loss of short term investments. Therefore a reclassification between these accounts in the amount of $14,113 was reflected in the restated financial statements.

Income Taxes

As a result of the Company’s operating losses, no income taxes need to be provided.

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Net Loss

As a result of the various restatement items identified by the Company the following changes have been reflected in net loss for the year ended December 31, 2003:

Net loss as previously reported	$(1,107,483)

Variable accounting on repriced stock options	(50,000)
Revenue correction of previously recorded restatement	(244,231)
Expense correction of previously recorded restatement	244,231
Accrual basis accounting for operating expenses	(201,852)
Accounts Receivable bad debt expense	(175,729)
Depreciation and amortization	(49,773)
Reversal of impairment loss	783,207
Other	2,024

Net loss as restated	$(799,606)

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

2004 RESTATEMENT SUMMARY

The restated amounts and the previously-reported amounts as of and for the year ended December 31, 2004 are as follows:

	2004
ASSETS	As Previously Reported	Adjustment	As Restated
CURRENT ASSETS:
Cash and cash equivalents	$25,449	$270	$25,719
Available-for-sale securities	528,311	-	528,311
Accounts receivable (less allowance for doubtful accounts restated $169,644 and $65,009 originally reported)	383,033	(362,622)	20,411
Prepaid marketing commissions	1,716,958	(94,313)	1,622,645
Other current assets	15,312	(15,312)	-
Current portion of notes receivable	24,240	(24,240)	-
Loans receivable	122,195	(122,195)	-
TOTAL CURRENT ASSETS	2,815,498	(618,412)	2,197,086

PROPERTY AND EQUIPMENT (net)	73,121	279,926	353,047
INTANGIBLES ASSETS (net)	6,458,333	(3,195,533)	3,262,800
GOODWILL	9,436,118	(7,211,796)	2,224,322

OTHER ASSETS:
Capitalized software (less accumulated amortization of $1,141,964 in 2004 and $105,222 originally reported)	79,514	(79,514)	-
Security deposits receivable and other assets	10,460	-	10,460
Prepaid commissions, less current portion	1,845,936	(1,845,936)	-
Notes receivable	137,360	(51,115)	86,245
TOTAL OTHER ASSETS	2,073,270	(1,976,565)	96,705
TOTAL ASSETS	$20,856,340	$(12,722,380)	$8,133,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$202,342	$(100,000)	$102,342
Current maturities of long-term debt	19,532	(764)	18,768
Accounts payable and accrued expenses	743,743	197,358	941,101
Deferred revenue	1,737,984	82,824	1,820,808
Other current liabilities	-	100,000	100,000
TOTAL CURRENT LIABILITIES	2,703,601	279,418	2,983,019

OTHER LONG-TERM LIABILITIES:
Long-term debt, less current maturities	283,221	3,568	286,789
Deferred revenue, less current portion	1,956,324	(1,870,079)	86,245
Other libilities	20,920	-	20,920
TOTAL OTHER LONG-TERM LIABILITIES	2,260,465	(1,866,511)	393,954
TOTAL LIABILITIES	4,964,066	(1,587,093)	3,376,973

STOCKHOLDERS’ EQUITY
Preferred stock, Series B convertible, par value $.001; liquidation preference $1.45 per share; 5,000,000 shares authorized, 4,092,376 issued and outstanding	4,092	-	4,092
Common stock, par value $.001; 20,000,000 shares authorized; 18,976,125 shares in 2004 and 10,606,314 shares in 2003 issued and outstanding	18,976	-	18,976
Additional paid-in capital	22,055,712	(9,438,724)	12,616,988
Accumulated deficit	(6,186,506)	(1,696,563)	(7,883,069)
TOTAL STOCKHOLDERS’ EQUITY	15,892,274	(11,135,287)	4,756,987
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,856,340	$(12,722,380)	$8,133,960

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

	2004
REVENUES	As Previously Reported	Adjustment	As Restated
Franchise service fees and other fees	$814,307	$(181,914)	$632,393
Travel commissions and services	2,056,617	(424,961)	1,631,656
Online travel store sales and monthly fees	840,256	82,151	922,407
Other	57,140	(50,904)	6,236

GROSS REVENUES	3,768,320	(575,628)	3,192,692
Less returns and allowances	29,810	(29,810)	-

TOTAL NET REVENUES	3,738,510	(545,818)	3,192,692

OPERATING EXPENSES
Cost of travel services and products	930,519	(930,519)	-
Marketing commissions	-	278,555	278,555
Travel commissions	1,521,145	(259,394)	1,261,751
Franchise services and products	153,035	41,325	194,360
Depreciation and amortization	86,169	388,817	474,986
Marketing and selling	103,418	(103,418)	-
General and administrative	1,237,906	1,929,455	3,167,361

TOTAL OPERATING EXPENSES	4,032,192	1,344,821	5,377,013

LOSS FROM OPERATIONS	(293,682)	(1,890,639)	(2,184,321)

OTHER INCOME (EXPENSES)
Interest and dividend income	38,096	(12,389)	25,707
Interest expense	(22,596)	(12,139)	(34,735)
Loss on sale of short term investments	(8,458)	8,458	-
TOTAL OTHER INCOME (EXPENSES)	7,042	(16,070)	(9,028)

LOSS BEFORE INCOME TAXES	(286,640)	(1,906,709)	(2,193,349)

INCOME TAX	1,670	(1,670)	-

NET LOSS	$(288,310)	$(1,905,039)	$(2,193,349)

LOSS PER SHARE
Weighted-average common shares outstanding	11,867,842	485,361	12,353,203
Basic and diluted loss per share	$(.02)	$(.16)	$(.18)

The following provides an in-depth discussion of the items that have been restated in the Company’s financial statements for the year ended December 31, 2004 as summarized above:

Cash

The Company identified errors in its bank and investment account reconciliation process which resulted in adjustments to the recorded balances.

Accounts Receivable (including Allowances for Doubtful Accounts)

The Company had not previously properly assessed the collectibility of its recorded accounts receivable balances. Upon an in-depth review the Company concluded that certain accounts in the amount of $45,147 should have been written off and the allowance for doubtful accounts should have been increased by $212,570 to allow for potentially uncollectible accounts.

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Prepaid Marketing Commissions and Deferred Revenue

Based upon a more detailed analysis by Company management, the Company concluded that the proper estimated life of an RTA was 12 months. Previously, the company had estimated the life of an RTA to be 36 months. The change resulted in all prepaid commissions being categorized as current as well as reduction in the overall amount of the prepaid commissions. Additionally, the change in the RTA life had a similar impact upon deferred revenue. Adjustments were also made to the prepaid commissions as a result of the Company not previously analyzing the actual marketing commissions paid in relation to original enrollments.

Loans Receivable

The Company had not properly reconciled the certain accounts including the loans receivable.account. Upon an in-depth review the Company concluded that the amounts reflected in loans receivable did not represent valid collectible loans. Accordingly, the Company recorded an adjustment to write off this balance.

Other Current Assets

The restatement represents a reclassification of previously - reported amounts.

Property and Equipment (net)

The restatement is a result of the previously issued financial statements not properly reflecting property and equipment acquired in conjunction with the merger transactions on December 8, 2004. In addition the Company had not properly capitalizing certain equipment purchases from the date of acquisition through December 31, 2004.

Intangible Assets and Goodwill

Upon the merger of YTB, Inc. and REZconnect, the excess of the value of the equity issued for the assets was recorded as Intangible Assets, including Goodwill. An independent appraisal was not performed. During 2005, the Company retained a qualified firm to perform valuations to determine the value of the consideration exchanged in the transaction as well as the value of identifiable intangible assets as of the acquisition date. Aa a result of the appraisal the Company determined that the total fair value of the consideration provided in the purchase was $4,847,928. Previously, the Company had reflected the value of the consideration to be $15,257,445. The allocation of the revised purchase price to the fair value of assets acquired resulted in a reduction in the value attributable to intangible assets of $3,190,000 and a reduction in the residual value allocated to goodwill in the amount of $7,211,796. In addition, the appraisal identified differing lives for the recorded intangible assets. The combination of different asset values and different amortization periods resulted in a increase in amortization in the amount of $5,533.

Deferred Costs less Accumulated Amortization

As discussed in the 2003 restatement summary, the Company previously wrote down capitalized software by $783,207 during 2003, and had determined that the write down was not appropriate, The restatement reflects the reversal of the original write-down of capitalized software occurring in 2003, less additional amortization of such capitalized software recorded in 2004 in the amount of $415,259.

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Notes Receivable and Deferred Revenue

In addition to the evaluation of the collectibility of accounts receivable performed by the Company the Company identified that it had not previously properly assessed the collectibility of its recorded notes receivable related to franchise operations. Upon an in-depth review, the Company concluded that certain notes in the amount of $75,355 should have been written off. The Company’s policy with respect to revenue recognition relative to franchise operations requires the collection of any amounts owed from franchisees before it is deemed appropriate to record revenue. Accordingly, the balances recorded in notes receivable are fully offset by a liability for deferred revenue. The deferred revenue balance was adjusted to reflect an offsetting adjustment to the write down of notes receivable.

Notes Payable

The restatement is a result of the reclassification of an unsecured advance of $100,000 not evidenced by a note from short term notes payable to other current liabilities.

Accounts Payable and Accrued Expenses

As a result of a lack of internal controls related to proper cut-off and recording of expenses, the balances previously reported were not proper. Company management reviewed and analyzed transactions, making appropriate cut-off corrections for these transactions, resulting in changes to previously reported results in the amount of $297,358 with an equivalent increase in expenses.

As discussed previously, the Company identified unrecorded liabilities related to revolving credit card debt that had not been recorded in prior periods.  The Company recorded expense for amounts charged to the cards based on payments made. In 2004 credit card payments were made in excess of charges in the amount of $53,334. In addition the Company identified that it had not accrued all amounts owed to its CEO under his compensation agreement and reflected additional compensation expense in the amount of $36,118. This liability was offset against personal charges included in the credit card adjustment discussed above in the amount of $8,863. Correction of these items resulted in an decrease in current liabilities of $26,079 and a corresponding increase in equity.

Current Maturities of Long-Term Debt and Long Term Debt

The Company determined that it had incorrectly identified the current portion of its long-term debt and recorded an adjustment to properly reflect the principal amounts currently due.

Preferred Stock, Common Stock and Additional Paid In Capital

In its originally filed financial statements the Company did not maintain an adequate accounting of shares issued to employees and others in compensation for services and did not properly apply generally accepted principles to record the issuance of those share. In its restated financial statements, the Company has corrected the following errors:

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

▪
Additional equity compensation in the amount of $1,113,612 has been recorded as a result of shares issued for services to vendors and employees that had not been previously recorded. The amount recorded as equity compensation was the fair value of the shares as of the date of issuance.

▪
As a result of the appraisal performed on the value of shares issued in connection with the purchase of YTBas more fully describe above the Company concluded that the value previously attributed to the shares issued was in error. Accordingly the Company revised the value of the consideration given in the transaction. The value originally subscribed to the transaction was reduced by $10,687,621.

▪
As discussed previously, the Company has corrected a previously recorded prior period adjustment it had recorded to reflect the issuance of 900,000 shares to an officer of the Company. The shares were issued in 2004. The total expense of $252,000 was recorded as a result of the share issuance. The company had previously reflected a prior period adjustment $201,600. As no binding agreement had been entered into by the Company to justify the accrual of an expense in the prior period the expense properly belongs in the period in which the shares were issued. Accordingly, the Company has reversed the previously recorded prior period adjustment and reflected the all of the expense in 2004

In 2001 the Company cancelled and reissued and repriced its outstanding options. Under the requirements of FIN 44 the reissuance and repricing subjects the stock option to variable accounting. In 2004 the Company recorded additional equity compensation to reflect the change in value of its stock options under the provisions of APB No. 25 as interpreted by FIN 44 in the amount of $111,061.

As a result of the various restatement items identified by the Company, the following changes have been reflected in stockholders equity:

Total Stockholders’ Equity as previously reported	$15,892,274

Shares issued to employees	1,267,700
Shares issued to non-employees	46,662

Adjustment in value of shares issued in purchase of YTB	(10,687,621)

Change in previously reported net loss	(1,905,039)
Stock option compensation	111,061
Other	31,950
Total Stockholders’ Equity as restated	$4,756,987

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Net Revenues

The Company identified that it had incorrectly recorded travel revenue on a gross rather than net basis for transactions in which the Company was an agent. An adjustment reducing revenue and travel commissions in the amount of $244,231 has been reflected in the Company’s restated financial statements. In addition, the Company has reclassified amounts within the reported revenue captions to accurately reflect the components of revenue..

As a result of the reduction in the estimated life of an RTA the Company recognized additional revenue in the amount of $82,151.

Commissions Expense (Represents Marketing Commission Expense and Travel Commission Expense) and Cost of Travel Services and Products/Marketing and Selling

As a result of the reduction in the estimated life of an RTA the Company recognized additional commission expense in the amount of $103,418.

Depreciation and Amortization Expense

As a result of the change in values assigned to Intangible Assets described previously and changes to the estimated useful lives of the asssets amortization expense has been adjusted from previously reported amounts. Additionally, adjustments have been recorded to reflect the continued amortization of capitalized software costs that had previously been written off, but for which write-off was reversed in 2003 (see 2003 Restatement Summary).

Franchise Services and Products

After additional review by Company management, it was determined that numerous adjustments were necessary to properly classify Franchise Services and Products. This review was performed in conjunction with the review of franchise revenue discussed above. The restatements are a result of the need to record such expenses on an accrual basis and also due to the reclassification of certain expenses between revenue segments.

General and Administrative

The increase is a result of recording additional expense related to certain share-based transactions that were not originally recorded as discussed above, in addition to the reclassification of certain previously reported amounts. In addition, as previously discussed the company failed to achieve a proper cut-off of expenses and adjusted accounts payable and accrued expenses to reflect additional amounts recorded as of December 31, 2004.

Loss from Sales of Short-Term Investments and Interest Expense

Sales of investments were included in the investment analysis prepared by management. The review determined that there were no losses associated with the sale of short-term investments and should amounts reflected as expense should have been reported as interest expense; therefore a reclassification between these accounts was necessary.

REZCONNECT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Interest and Dividend Income

Interest income was previously overstated due to improper interest income recognition and reclassifications from previous reported amounts.

Income Taxes

As a result of the Company’s operating losses, no income taxes need to be provided.

Net Loss

As a result of the various restatement items identified by the Company, the following changes have been reflected in net loss for the year ended December 31, 2004.

Net loss as previously reported	$(288,310)

Revenue gross to net	(424,961)
Travel Commission expense gross to net	424,961
Adjustment of Compensation expense for shares issued to an officer of the company	(1,188,000)
Accrual basis accounting for operating expenses	(62,939)
Accounts Receivable bad debt expense	(209,369)
Compensation expense recognized for in the money options	(111,061)
Revised amortization of purchase intangibles	40,094
Amortization of capitalized software	(423,510)
Other	49,746

Net loss as restated	$(2,193,349)