Form 10KSB
period 2005-12-31
YTB International, Inc.
filed 2006-11-22
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-18412

YTB International, Inc.
(formerly REZconnect Technologies, Inc.)
(Name of small business issuer in its charter)

Delaware	20-2181181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Country Club View Drive
Edwardsville, Illinois	62025
(Address of principal executive offices)	(zip code)

Issuer’s telephone number: (618) 655-9477

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

State issuer’s revenues for its most recent fiscal year. $21,593,317.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of the registrant as of September 30, 2006 was approximately $27,552,651.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 30, 2006, there were 29,133,195 shares of Common Stock, par value $.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one) Yes☐ No ☒.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

YTB International, Inc. (the “Company” or “We”) (formerly, REZconnect Technologies, Inc.) is a leader in the travel services business and has operated in the travel services industry for 24 years. The Company offers an interactive, real-time travel booking engine, access to preferred deals with leading travel industry suppliers to its licensees and to small office and home office agencies, independent travel agencies and high traffic websites. The Company’s revenue stream is comprised of initial license fees as each online travel agency is sold, monthly license fees from its licensed travel agencies and commissions on the sale of travel products and fees from Referring Travel Agents (“RTAs”).

Effective January 4, 2005, the Company reincorporated in Delaware, changed its name to YTB International, Inc. and increased its authorized common shares to 50,000,000. At this time, the Company was divided into three distinct wholly-owned subsidiaries, REZconnect Technologies, Inc. (“Technologies”), a franchisor of traditional “brick and mortar” travel agencies, as well as internet-based travel-related services and technology offering proprietary reservation systems for the travel and entertainment industry; YTB Travel Network, Inc., and its subsidiary YTB Travel Network of Illinois, Inc. (“YTB Travel”) which licenses and services online, licensed RTAs; and YourTravelBiz.com, Inc. (“YTB Marketing”) which uses a referral marketing system to offer and sell licenses for online travel agencies. The Company is quoted on the Over-The-Counter Bulletin Board under the symbol YTBL.PK.

While previously concentrating on the establishment of its “brick and mortar” franchise operations, the Company’s management recognized that margins in the travel agency industry are generally shrinking, due in large measure to reductions by airlines in commission rates and to greater competition throughout the industry. To combat these trends and strengthen its competitive position, the Company sought to bring an advanced technology to the travel and lodging industry by investing in software development and offering new online travel franchises.

All travel arrangements from the online sites are serviced by the divisions of the Company. As of December 31, 2005, there were approximately 22,000 online sites in operation.

The Company was incorporated in June 1982 as Travel Network, Ltd. in the State of New York, doing business as Global Travel Network. In February 1994, Travel Network, Ltd. re-incorporated in the State of New Jersey. In 1998, Travel Network, Ltd. transferred its assets to Global Travel Network, L.L.C. (“GTN”). GTN was created as a conduit to participate in the franchise Global Travel Network business of Travel Network, Ltd.

In September 1999, Playorena, Inc., a public shell company, acquired the outstanding equity of GTN in exchange for 5,063,379 shares of Playorena’s common stock (including 123,292 shares reserved for issuance upon the exercise of certain warrants previously issued by GTN and 4,931,087 shares issued to equity holders of GTN), representing 94.5% of the issued and outstanding common stock of Playorena upon completion of the share exchange. Following the merger with Playorena, Inc., the Company changed its name to ETRAVNET.COM, Inc. In August 2002, the Company changed its name to REZconnect Technologies, Inc.

In December 2004, the Company merged with and into YourTravelBiz.com, Inc. In the share exchange and associated merger with the YourTravelBiz.com, Inc., the stockholders of YourTravelBiz.com, Inc. received, in exchange for 100% of YourTravelBiz.com, Inc.’s capital stock, 11,522,376 newly issued shares of REZconnect’s capital stock (the “Exchange Stock”). The number of shares of Exchange Stock issued was one share greater than the total number of then outstanding shares and consisted of 7,430,000 shares of Common Stock and 4,092,376 shares of Series B Convertible Preferred Stock of REZconnect (“Series B Stock”). The Series B Stock was created and issued because the Company did not have a sufficient number of authorized and un-issued common shares available. Each share of Series B Stock was converted into one share of common stock, subject to adjustment, on January 9, 2005. The issuance of the Exchange Stock was not registered, as the transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

Current Operations

REZconnect Technologies, Inc.

Technologies’ business includes the travel franchise system and our technology software and services to the travel industry. The technology group builds reservation systems using proprietary applications for suppliers within the travel industry. Technologies builds travel stores within the travel industry and includes RezCity.com, an online city guide and travel store.

The Technologies’ consumer driven websites provide strong content and book-ability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service. Technologies’ typically charges $49.95 per month, on a non-contract basis, to own and operate on an online travel site.

Technologies’ franchise agreements signed generally have 15 year terms and are renewable.

YTB Travel Network, Inc. (and it’s subsidiary YTB Travel Network of Illinois, Inc.)

YTB Travel’s business is comprised of arrangements to sell airline tickets, cruise packages and other services plus the travel sales from the approximately 22,000 RTAs’ web sites which it hosts. YTB Travel handles travel processing, document distribution and travel commission payments, including tracking the transaction for each of the sites. RTAs are schooled through our training courses. This is accomplished through a combination of company conference calls, e-training modules and hands-on certification seminars.

The Company believes it is at the forefront of several growing trends: the increasing consumer spending in the travel industry and the boom in home-based businesses and the growing acceptance of conducting retail business on the internet. Luxury cruise ship companies and resort builders are gearing up for this wave of retirees. Secondly, with job security, as well as an ability to spend time with the family, an ever increasing concern, we believe the ability to own a home-based business is becoming an even more attractive option. Finally, we believe online travel planning will continue to make tremendous inroads in the marketplace as more people use the internet to become better informed and save time and money.

YourTravelBiz.com, Inc.

YTB Marketing continues to conduct business through recruitment, enrollment, training, and support of its sales force. There are currently approximately 22,000 individuals, known as independent marketing representatives (each, an “IMR”), who are responsible for enrolling RTAs, most of whom work from their homes. An IMR might utilize a number of methods of attracting new RTAs, at informational meetings and events, through newspaper advertising, and one-on-one meetings with individuals seeking a home based business enterprise.

YTB Marketing was created to market travel agency websites to RTAs in a Referral Marketing program that incentivizes the IMRs for bringing RTAs into the system. RTAs are independent and are provided with training materials and onsite training at various locations throughout the USA.

Competition

The travel industry is highly diverse and specialized and one of the most competitive industries in the United States. Much of the travel business is niche oriented and highly price sensitive. Many of our competitors are much more highly capitalized. One of the principal functions of the recent share exchange, merger and reincorporation was to make the Company significantly more competitive.

The Company has the characteristics of both an online travel provider and a “brick and mortar” travel agency and sell our travel-related products through traditional “brick and mortar” travel agencies and online sites. Our buying power and low acquisition costs differentiate us from our competitors. This unique positioning results in having few direct competitors. Our competition can be classified into three separate types of companies: the online travel providers; the retail travel providers; and electronic distributors of travel information and services. Websites such as Travelocity.com, Priceline.com, Expedia.com and Orbitz.com are retailers of travel online, unlike YTB Travel, which serves in a facilitator function only. In addition, the YTB Travel target markets are direct referrals for the Company’s RTAs.

The Company’s franchise travel agency business is subject to competition. Priceline.com, a competitor, is now a revenue generating preferred supplier for air ticketing on our travel sites.

To the Company’s knowledge, there are currently no other direct network marketing companies specializing in the travel online business similar to YTB Marketing. Hence, while there are travel site marketing companies in existence, the Company does not believe they are direct competitors of YTB Marketing.

Employees

As of December 31, 2005, the Company had a total of 77 full-time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our executive offices are located at One and Two Country Club View Drive, Edwardsville, Illinois 62025, but we also have leased office space at 560 Sylvan Avenue, Englewood Cliffs, NJ 07632. Our New Jersey offices consist of approximately 2,000 sq. ft. of leased space in an office building in Englewood Cliffs, New Jersey. The current monthly rent is $4,083. The lease expires in April 2008. Our office in Edwardsville, IL is approximately 18,000 sq. ft. with a monthly rent of $15,000. All franchised agency sites are owned or leased directly by the owners of such agencies.

On July 26, 2006, the Company purchased 12 acres of land which included a 100,000 square foot building (the “Property”) for $2.5 million to house their new corporate headquarters in Wood River, Illinois. The Company financed the purchase of the Property with a note in the amount of $2.5 million with an interest rate of Prime, less 0.50% floating daily from Meridian Bank, a local bank. Interest only is payable monthly for the first two years of the note. The Note is collateralized by the first mortgage on the Property and a $500,000 Certificate of Deposit. The Certificate of Deposit will be released after the Company makes $625,000 of improvements to the Property. The Company has begun a $6.0 million renovation project to the Property.

The Company has borrowed $2.5 million in connection with the above mentioned property. The chairman of the bank is also a director of the Company. This transaction was approved by the independent members of the Company’s board of directors. The Company believes that the terms were commercially available terms and are as favorable to the Company as would be from an unaffiliated party. See Item 12. “Certain Relationships and Related Transactions”.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASE OF EQUITY SECURITIES.

Common Stock Prices

Beginning on May 24, 2006 the Company’s common stock has been quoted on the Pink Sheets under the common stock symbol “YTBL.PK.” The Company’s common stock had been quoted on OTC Bulletin Board under the symbol from January 25, 2005 through May 24, 2006 under the common stock symbol “YTBL.OB.” On May 24, 2006, the Company was suspended from the OTC Bulletin Board as a result of not filing its annual report on Form 10-KSB for the year ended December 31, 2005 with the United States Securities and Exchange Commission (“SEC”) in a timely manner

Prior thereto, it was traded under the symbol “REZT” from August 29, 2001 to January 24, 2005, “ETRV” from September 17, 1999 to December 19, 1999, “ETVT” from December 20, 1999 to August 28, 2001. Prior to December 20, 1999, it traded under the symbol “PLEX.”

The following table sets forth the high and low closing share prices per share for the periods indicated:

	High	Low
Fiscal year ended December 31, 2005
First quarter	$1.70	$1.25
Second quarter	2.54	1.70
Third quarter	3.77	1.80
Fourth quarter	2.50	0.95

Fiscal year ended December 31, 2004
First quarter	$0.32	$0.21
Second quarter	0.25	0.12
Third quarter	1.85	0.16
Fourth quarter	1.78	1.15

 At December 31, 2005 the closing price per share for the Company’s common stock, as reported by NASDAQ was $1.06.

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

Shareholders

As of December 31, 2005, we had 208 common shareholders of record and no preferred shareholders of record.

Recent Sales of Unregistered Securities

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

In December 2004, REZconnect merged with its largest customer, the privately owned YourTravelbiz.com, Inc. (“YTB, Inc.”). REZconnect had provided YTB, Inc. with the technology that enabled it to operate its online travel stores, track orders, and book travel online. REZconnect also provided its technology to over 7,000 registered agents using the Vacation Central site. YTB, Inc. shareholders had developed a successful multilevel online travel marketing program through its network of Independent Marketing Representatives (“IMR”). YTB, Inc. received 11.5 million common shares which gave it an equal number of shares to the principal shareholders of REZconnect. In January 2005, REZconnect changed its name to YTB International, Inc., from REZconnect Technologies, Inc.

The merger with YTB, Inc. gave REZconnect a competitive advantage because few travel related companies have expertise in travel, marketing and technology. In addition, the combined company has gained more favorable pricing terms with its vendors. The combined company is also beginning to realize economies of scale. For example, it recently signed an agreement that will significantly reduce its credit card processing costs. In addition, more favorable commission rates are able to be realized based on the larger volume under the combined company.

The Company is a leading provider of internet-based travel related services and operates through its three subsidiaries. YourTravelBiz.com, Inc. (“YTB Marketing”) establishes online travel agencies and compensates its sales representatives via multilevel marketing commission structure; YTB Travel Network, Inc. (“YTB Travel”) contracts with the online travel agencies, provides online booking systems, fulfills travel orders & pays travel commissions. REZconnect Technologies, Inc. (“Technologies”) is a travel technology provider, including online travel booking engine technologies and is a franchisor of travel agencies.

The Company operates the businesses under various trade names “YourTravelBiz.com,” “YourTravelBiz,” “YTBnet.com,” “YTB Travel and Cruises,” “Travel Network,” “Global Travel Network,” “Travel Network Vacation Central,” as well as web sites “Bookmytravel.com,” and “REZconnect.com.” The Company offers its customers a reliable source of travel products and services through its agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 400 airlines, at more than 57,000 hotels and with most major car rental companies, cruise lines and tour package operators.

YTB Marketing markets and establishes online travel agencies on behalf of YTB Travel. YTB Marketing has a unique business model and strategy of creating a network of commissioned sales representatives who exclusively market the online travel agencies of and serviced by YTB Travel. Purchasers of online travel agencies from YTB Travel are known as Referring Travel Agents (“RTAs”). Each RTA pays an initial fee of $349.95, plus the first month’s membership dues of $49.95. YTB Travel retains a percentage of the travel commissions generated by the RTAs. In contrast Travelocity, Priceline.com, Expedia and Orbitz focus their promotion efforts on the customer. Whereas YTB Travel spends nothing on advertising, the major companies typically spend over 50% of their revenue of advertising. YTB Marketing and its sales of online travel agencies through YTB Travel are not subject to the seasonality of the travel business, nor should a decline in travel significantly impact it, since the $49.95 monthly fee is its primary source of revenue. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. RTAs have a significant advantage over the major online travel companies because each has personal relationships with their customers, who book travel through the RTAs’ own online travel stores. The cost to book a trip through an RTA is usually nearly identical to booking a trip through a major online travel company. The RTAs’ online stores provide access to more than 60 booking engines, including World Choice (a subsidiary of Travelocity), Priceline.com, Hotels.com, Apple Vacations, Funjet Vacations, Ourvacationstore.com and more.

Currently, there are approximately 22,000 RTA consumer websites in operation and over 7,000 registered travel agents, which include franchisees and independent travel agents, using the Vacation Central travel portal site. Site owners are permitted to solicit organizations and associations for travel sites allowing for site owners to earn more revenue.

YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from approximately 22,000 websites and negotiates deals with over 60 preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to the internet for travel services presents the opportunity for advancement of products and services by referral relationships. Future revenue growth should accelerate as more RTAs are added to the system, and as each goes through the various training programs that YTB Marketing and YTB Travel Network provides.

Technologies generate revenue through 7,000 registered travel agents and over 60 active franchised travel agencies, Technologies operates under the following brands: Travel Network, Global Travel Network and Travel Network / Vacation Central. Technologies offers consumer driven websites which provide strong content and travel book-ability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

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

With respect to travel services, revenues are generated by transactions with customers who make offers to purchase tickets or packages supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 16% for cruises and vacation packages. Based on the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. The YTB Travel expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering lower commissions. Each website travel storeowner pays a monthly fee of $49.95, plus, YTB Travel can earn transactional compensation from travel purchased from each website. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company’s business, operating results and financial condition.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total revenues:

	Year Ended December 31, 2005	Year Ended December 31, 2004
NET REVENUES
Online travel stores and monthly fees	68.5%	28.9%
Travel commissions and services	21.8%	51.1%
Franchise service fees and other fees	2.1%	19.8%
Other	7.6%	0.2%

Total net revenues	100.0%	100.0%

OPERATING EXPENSES

Marketing commissions	64.3%	8.7%
Travel commissions	16.0%	39.5%
Franchise fees	0.9%	6.1%
Depreciation and amortization	4.4%	14.9%
Marketing and selling	0.9%	-
General and administrative	39.3%	99.2%

Total operating expenses	125.8%	168.4%

LOSS FROM OPERATIONS	(25.8%)	(68.4%)

OTHER INCOME/(EXPENSES)

Change in fair market value of derivatives	(6.3%)	-
Interest and dividend income	0.5%	0.8%
Interest expense	(6.1%)	(1.1%)

TOTAL OTHER EXPENSE	(11.9%)	(0.3%)

NET LOSS	(37.7%)	(68.7%)

Revenues

Revenue. Online travel store sales and monthly fee revenue increased in 2005 as compared to 2004 by approximately $13,861,240 or 1,502% as a result of the merger with YTB, Inc. On a pro forma basis as if YTB Inc. had been included for the full year, the increase would have been approximately $10,316,000 or 331%.

Commissions. Travel agency commissions increased by approximately $3,086,400 from 2004 to 2005, an increase of approximately 189.2%. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider as a result of the merger with YTB, Inc.  On a pro forma basis if YTB Inc. had been included for the full year, the increase would have been approximately $2,650,000.

Franchise Service Fees. Franchise Service Fees in 2005 decreased as compared to 2004 by approximately $188,700, a decrease of 30%. The decrease is largely attributable to the transition to the internet for travel bookings away from traditional travel agents.

Other. Other income increased in 2005 as compared to 2004 by approximately $1,641,685. This increase was due to the merger with YTB Inc., more specifically from the perspective of increased sales of training materials and convention registrations that accommodate the increased number of RTAs. On a pro forma basis as if YTB, Inc. had been included for the entire year, other income increased in 2005 as compared to 2004 by approximately $1,310,000 also due to the increased number of RTAs and the related increased sales of training materials and convention registrations.

Operating Expenses

Marketing and Selling Commissions. Commissions increased by approximately $13,602,849 in 2005 as compared to 2004. The increase is a result of higher marketing related revenues due to the increase in the number of RTAs as a result of the merger with YTB, Inc. The increased number of RTAs resulted in a fourth quarter accrual for Sales Director bonuses of $3.5 million. On a pro forma basis as if YTB Inc. had been included for the full year, the increase would have been approximately $10,948,000 or 473%.

Marketing and Selling Expenses. Marketing and selling expenses increased by approximately $207,181 from 2004 to 2005. The increase is attributable to the merger with YTB, Inc. The increase is directly related to the increased costs of meetings held for RTA recruitment and support. A pro forma comparison as if YTB Inc. had been included for the entire year results in an increase of approximately $56,400, primarily related to the increase in meeting expense directly related to the increase in the number of RTAs.

Travel Commissions. Travel commissions increased in 2005 as compared to 2004 by approximately $2,192,282 or 173.7%. This increase was due to the increased number of RTAs year over year.

General and Administrative. General and administrative expenses increased by approximately $5,311,000 or 167.7% from 2004 to 2005. The increase in general and administrative expense in 2005 is attributable to the merger with YTB, Inc. $1.7 million is attributable to increased legal and consulting fees surrounding the private placement memorandum and the Laurus Fund loan. $2 million of the increased G&A is the result of both the merger with YTB (only 1 month of expense in 2004) and increased staffing to handle the high growth rate of RTAs (increased payroll and benefits costs at YTB). Credit card fees, travel, rent & shipping costs, and convention costs all accounted for $500 thousand each amounting to the remaining $2 million. On a pro forma basis as if YTB Inc. had been included for the full year, the increase would have been approximately $2,429,000 or 140%.

Variability of Results

The Company’s travel products and services gross bookings have increased from 2004 to 2005 due to increase in the number of hosted websites and an increase in products and services sold to travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from 2004 to 2005.

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

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, but are not limited to (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company’s ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company’s online sites, (viii) technical difficulties, system downtime or internet brownouts, (ix) online sites, (x) technical difficulties, system downtime or internet brownouts, (xi) the amount and timing of operating costs and capital expenditures relating to expansion of the Company’s business, operations and infrastructure, (xii) governmental regulation and (xiii) unforeseen events affecting the travel industry, including terrorist activities similar to September 11 and the conflict with Iraq.

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

Liquidity and Capital Resources

Cash provided by operating activities in 2005 was $29,415 as compared to cash consumed by operating activities of $298,942 in 2004.

Cash used by investing activities was $3,662,830 in 2005 as compared to cash provided by investing activities of $192,154 in 2004, primarily as a result of the purchase of securities. The purchase of property and equipment accounted for the use of $502,784 in 2004.

Cash provided by financing activities was $3,838,054 in 2005 compared to $84,387 in 2004. $3,000,000 of the increase derives from the proceeds from the issuance of debt and the other $960,000 derives from a common stock issuance.

The Company believes that cash and short term investments on hand at December 31, 2005, its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.

On July 26, 2006, the Company purchased 12 acres of land which included a 100,000 square foot building (the “Property”) for $2.5 million to house their new corporate headquarters in Wood River, Illinois. The Board of Directors of the Company approved the transaction at its meeting on July 24, 2006.

The Company financed the purchase of the Property with a note in the amount of $2,500,000 with an interest rate of Prime, less 0.50% floating daily from Meridian Bank, a local bank. The Note is collateralized by the first mortgage on the Property and a $500,000 Certificate of Deposit. The Certificate of Deposit will be released after the Company makes $625,000 of improvements to the Property. The Company plans to begin a $6.0 million renovation project to the Property in late 2006.

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

Revenue Recognition

A summary of the Company’s revenue recognition policies, as they relate to the specific revenue streams, is as follows:

Online travel store sales and monthly fees

The Company generates revenue from the selling of online travel agencies, and from providing training and ongoing maintenance services to the new business owners of such online travel agencies, i.e. RTA(s). The Company determined that its initial sale of the online travel store was deemed to fall under the SEC’s Staff Accounting Bulletin No. 4, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”. SAB 104 and EITF 00-21 require the initial sales price, including all up-front fees received from new RTA sales, to be amortized over the expected useful life of referring travel agent (“RTA”). The calculation of the expected useful life was based upon a review of the sales for each month and the length of time each RTA continues with the Company. The Company then applied a weighted average to the calculations. Likewise, the commission paid in connection with the negotiations to sell the business would be amortized over the same period. Any excess of expense to acquire the business over the proceeds received, is recognized immediately and not amortized. Monthly maintenance fees are recognized in the month the services are provided. The Company reviews the underlying calculations of the expected useful life of the RTA annually.

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

The Company currently plans to adopt SFAS No. 123R using the modified prospective method. At December 31, 2005, the unvested option expense is $125,926 and is expected to be expensed over the next 1.17 years. The Company is currently assessing the impact of the adoption of SFAS No. 123R on its compensation strategies.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

Restatement of Prior Year Financial Statements

The Company recently filed its Annual Report on Form 10-KSB/A No. 6 for its fiscal year ended December 31, 2004 and will file its amended Quarterly Reports on Forms 10-QSB/A for each of the six quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 to reflect the restatement of its audited financial statements for the fiscal years ended December 31, 2004 and 2003. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm, Dischino and Associates. Subsequently, the Company began a review of the financials statements for the years ended December 31, 2004 and 2003, which gave rise to additional adjustments. The restatement resulted principally from numerous material weaknesses in the Company’s internal controls and insufficient personnel resources and technical accounting expertise within the accounting function to affect a timely and accurate financial close process.

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

Consolidated financial statements of the Company prepared in accordance with Regulation S-X are included elsewhere in this Report and are incorporated by reference in this Item 7.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In September 2005, Dischino & Associates, P.C. (“Dischino”) and the Company mutually agreed that Dischino would not continue to act as the Company’s independent auditor following Dischino’s review for the quarter ended September 30, 2005. Based on the recommendation of the Company’s Audit Committee, the Board of Directors of the Company at a meeting held on December 22, 2005 approved the engagement of UHY LLP (“UHY”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. On January 4, 2006 arrangements were finalized with UHY. Prior to its appointment, the Company did not consult with UHY regarding matters or events set forth in Items 304(a) (2) (i) and (ii) of Regulation S-B promulgated by the U.S. Securities and Exchange Commission.

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. In connection with the Form 10-KSB for the fiscal year ended December 31, 2005, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2005.

On January 6, 2006, the Company self-reported to the staff of the SEC (the “Staff”) that it became aware that the Company’s previous independent accounting firm, Dischino and Associates, P.C., had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board (“PCAOB”). On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

As a result of the notification of non-reliance filed, the Company began its restatement of the affected years’ and quarters’ financial statements. The Company believes that the restatements resulted from the record retention deficiencies and lack of internal control over financial reporting at the former REZconnect. However, the Company is taking numerous steps to tighten controls and strengthen internal control policies and procedures.

In addition, during the restatement process, the Company also discovered other matters giving rise to adjustments. These matters are with regard to insufficient personnel resources and technical accounting expertise within the accounting function to affect a timely financial close process. In conjunction with this effort, the Company conducted an in-depth review of its application of accounting principles and system of internal controls. As a result of this investigation, the Company identified numerous material weaknesses in its internal controls and improper application of accounting principles. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has quantified the errors caused by these deficiencies and has prepared restated financial statements and disclosures to correct the identified errors.

The restatements are described in more detail in Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report filed on Form 10-KSB/A No. 6 for the year ended December 31, 2004. Internal controls over financial reporting, including the application of accounting policies and principles, are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company’s disclosure controls as of December 31, 2005 and 2004. Remediation of those internal control issues is currently in process. The following is a summary of those weaknesses identified by management:

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

Effective December 5, 2005, the Company appointed Mr. John D. Clagg as it Chief Financial Officer.

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

•                 The Company will enhance formal communication with, and approval by, its Chief Financial Office and Audit Committee of its application of Generally Accepted Accounting Principles in the United States (“US GAAP”) and account policy decisions for transactions that are outside the Company’s core operations and the advice received from outside experts.

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

We have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified subsequent to the end of 2005. These actions include adopting an adequate review of the annual and quarterly financial statements, engaging qualified personnel to prepare the statements and ensuring that the personnel receive continuing professional educational related specifically to US GAAP. These actions were put in place during the quarter beginning January, 2006.

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

The Company will determine what corrective action, if any, will be taken promptly following the completion of the inquiry. The legal firm of Greenberg Traurig has been retained by the Audit Committee of the Board of Directors of the Company to handle the inquiry and to make recommendations to the Audit Committee. In April 2006, the findings to date of Greenberg Traurig were presented to the Company’s Audit Committee of the Board of Directors. As a result, the Audit Committee presented certain resolutions to the Board of Directors which were adopted on April 24, 2006. The resolutions included, but were not limited to, enhanced controls over an executive’s ability to enter into contracts on behalf of the Company, additional controls over safeguarding Company assets and changes to enhance the Company’s record retention procedures.

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

Directors and Executive Officers

Each director will serve for a term of one year and thereafter until their successors are duly elected and appointed or he resigns, unless sooner removed. Set forth below is certain information concerning the directors and executive officers:

Name	Director Since	Age	Position/Title
J. Lloyd Tomer	December 2004	71	Chairman of the Board of Directors
Michael Y. Brent	November 1989	63	President and Director
J. Scott Tomer	December 2004	47	Chief Executive Officer and Director
Derek J. Brent	April 1995	34	Secretary and Director
Kim Sorensen	December 2004	55	Vice President and Director
John D. Clagg	n/a	47	Chief Financial Officer
Harold L. Kestenbaum	December 1991	56	Director
Darren Brent	January 2005	34	Director
Clay Winfield	January 2005	51	Director
Andrew Wilder	January 2005	54	Director
Timothy Kaiser, M.D.	January 2005	48	Director

J. Lloyd Tomer, Chairman of the Board of Directors, father of J. Scott Tomer, is a seasoned veteran of direct sales and marketing. After spending thirteen years in the ministry, he became an agent of the A. L. Williams Company (now known as Primerica Financial Services (“Primerica”) in January 1981. He achieved the level of Senior National Sales Director in 1985 and maintained that position through 2001. While at A. L. Williams he built a successful sales organization numbering in the thousands, whose combined life insurance sales was measured in the billions, with assets under management of $750 million. He sold his agency in Primerica in January 2002. Thereafter, Mr. Lloyd J. Tomer devoted his marketing expertise to YourTravelBiz.com. He attended Anderson College in Anderson, Indiana.

Michael Y. Brent, President and Director, father of Derek J. and Darren J. Brent, graduated from the University of Miami in June 1965 with a Bachelor of Arts in administration and accounting. From July 1965 through 1974, he was a Director of Convention Sales, for his family’s hotel business. From 1974 - 1981, Mr. Michael Y. Brent owned and operated a travel company. In 1982, he co-founded Travel Network, Ltd. (one of the Company’s predecessors) and served as Vice President until June 1989 when he became its Chief Operating Officer and a part owner. In 1994, Mr. Michael Y. Brent became its President and Chief Executive Officer. In 2006, due to a change in the Company’s management structure, Mr. Michael Y. Brent became the Company’s President.

J. Scott Tomer, Director and Chief Executive Officer, son of J. Lloyd Tomer, was employed at A. L. Williams (now known as Primerica Financial Services (“Primerica”)) from 1981-1993 where he earned the level of National Sales Director; he had the responsibility of field support and training for their sales force, where he trained over 2,000 sales personnel. He left Primerica to become a Certified Financial Planner, which he continued while specializing in real estate investing prior to co-founding YourTravelBiz.com in 2001.

Derek J. Brent, Director and Secretary, son of Michael Y. Brent, graduated from the University of Maryland in June 1993 with a Bachelor of Business Administration and Accounting. He joined the Company’s predecessor in May 1993, as sales consultant. In 1996, he became Director of Sales. On December 8, 2004, Mr. Derek J. Brent became President of REZconnect Technologies, Inc.

J. Kim Sorensen, Director and Vice President, brings to YTB International, Inc. an extensive and successful business history. He has owned several businesses, and managed a multi-million dollar mixed real estate complex across from the Illinois state capital in Springfield. He was also a professional bowler and bowling proprietor from 1975-1980. He joined A. L. Williams in 1981 and earned the Sr. Vice President position in 1985. In 1990, Mr. Sorensen partnered with J. Lloyd Tomer to provide technical and management support for his growing sales organization through 2001. He is a co-founder of YourTravelBiz.com, and his expertise in computer technology has led to the development and management of many of the systems at the Company.

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

Clay Winfield, Director, is a principal in numerous business ventures, centered primarily in the real estate development and real estate management arenas, in both the St. Louis, Missouri and Naples, Florida markets. Mr. Winfield was an early builder and developer of premier communities in the Naples, Florida market and continues to develop communities there. Mr. Winfield also is a principal in Meridian Bank and Meridian Land Company, Inc., which has holdings in the St. Louis and Naples area.

Andrew Wilder, Director, is a licensed CPA and shareholder with the firm of Israeloff, Trattner & Co., CPAs P.C. in Garden City, New York. Mr. Wilder graduated from Monmouth University in 1972 and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He also has served on various committees of the New York State Society of Certified Public Accountants, including the Accounting and Auditing and the SEC committees as well as a former adjunct lecturer at Queens College. Mr. Wilder also serves on the Board of Directors of Napco Security Systems, Inc. IUS: NSSC), since 1995 and has been Chairman of its Audit Committee since 2001. Mr. Wilder also serves as Chairman of the Audit Committee of the Board of Directors of the Company.

Timothy Kaiser, M.D., Director, graduated with highest honors from the University of Oklahoma and magna cum laude from Harvard Medical School. Dr. Kaiser is Chairman of the Board of Meridian Bank, an Illinois commercial bank, and is involved in several business interests as a principal, primarily involving real estate holding, sales, and development companies in the St. Louis, Missouri and Naples, Florida areas.

Darren J. Brent, Director, son of Michael Y. Brent, graduated from Tufts University with a Bachelor of Arts, Political Science in 1991 and then earned his Law Degree from Nova Southeastern University in June 1994. Mr. Darren J. Brent practices law in Florida and New Jersey where he is admitted. His firm specializes in real estate transactions and personal bankruptcies.

John D. Clagg, Chief Financial Officer, graduated with a Bachelor of Science Degree from Southern Illinois University-Edwardsville and is pursuing the MBA program from the same institution. His 23 year career includes extensive experience at the corporate level in financial and strategic planning, merger/acquisition transactions, financial and treasury management and with experience in budgeting and financial forecasting. Mr. Clagg began his professional career in 1983 at Arthur Andersen & Co. in St. Louis. He joined the Sisters of Mercy Health System and rose to the position of Corporate Controller. From 1998 to 2001 he served as Director of Operational and Financial Support at the national office for Ascension Health in St. Louis. From 2001 to 2003 he served as Chief Financial Officer for a large assisted living and retirement center in St. Louis County.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the “SEC”). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on our review of the copies of the forms we have received, we believe that all Reporting Persons, other than J. Lloyd Tomer, J. Scott Tomer and J. Kim Sorensen, are non-compliant with filing requirements applicable to them with respect to transactions during fiscal year 2005. The Company is currently reviewing the transactions of the Reporting Persons and intends to assist them in connection with filing the required reports.

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

The Board of Directors of YTB International, Inc. (with its subsidiaries, the “Company”) has adopted this code of ethics (this “Code”) to:

•	Promote honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest
•	Promote full, fair , accurate, timely and understandable disclosure;
•	Promote compliance with applicable laws and governmental rules and regulations;
•	Ensure the protection of the Company’s legitimate business interests, including corporate opportunities, assets and confidential information; and
•	Deter wrongdoing.

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

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table set forth the compensation of the named executive officers for each of the last three years:
					Long Term Compensation
		Annual Compensation			Awards
(a)	(b)	(c)	(d)	(e)	(g)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Securities Underlying Options/SARs (#)

J. Lloyd Tomer,	2005	-	-	206,239(1)	-
Chairman of the Board	2004	-	-	-	100,000
of Directors	2003	-	-	-	-

J. Scott Tomer, Chief	2005	120,000	-	181,988(2)	25,000
Executive Officer	2004	10,000	-	-	135,000
	2003	-	-	-	-

Michael Y. Brent,	2005	240,000	-	60,911(3)	-
President	2004	211,074	60,700(4)	17,054(5)	-
	2003	206,080(6)	19,200(7)	39,955(8)	-

J. Kim Sorensen,	2005	120,000	-	181,783(9)	25,000
Vice President	2004	10,000	-	-	135,000
	2003	-	-	-

Derek J. Brent,	2005	120,000	-	-	-
Secretary	2004	48,574	1,205,350(10)	-	-
	2003	46,433	3,810(11)	-	-

(1)	Includes $116,239 in commissions and 90,000 in consulting fees.

(2)	Includes $158,116 in commissions; $11,995 in vehicle allowance and $11,877 for 401k contribution.

(3)	Includes $25,739 in commissions; $11,580 for vehicle allowance and $18,900 for 401k contribution.

(4)	Stock bonuses of $60,700 including 9,000 shares at the then-current market price of $1.30 per share and 196,000 shares at the then-current market price of $.25 per share.

(5)	Includes $11,580 for vehicle allowance.

(6)	Includes stock in lien of compensation of $31,249 for 56,816 shares at the then-current market price of $.55 per share.

(7)	Stock bonuses of $19,200 including 60,000 shares at the then-current market price of $.32 per share.

(8)	Includes $23,500 in consulting fees and $12,545 for vehicle allowance.

(9)	Includes $160,142 in commissions; $9,742 in vehicle allowance and $11,899 for 401k contribution.

(10)
Stock bonuses of $1,205,350 including 900,000 shares at the then-current market price of $1.32 per share, 4,500 shares at the  then-current market price of $1.30 per share and 46,000 shares at the then-current market price of $.25 per share.

(11)	Stock bonus of $3,810 including 11,906 shares at the then-current market price of $.32 per share.

Employment Agreements

The Company has entered into a long-term employment agreement with each of Mr. J. Scott Tomer, (Chief Executive Officer), Mr. J. Kim Sorensen, (Vice President), Mr. Michael Y. Brent, (President), Mr. Derek J. Brent, (Secretary), and Mr. John D. Clagg, (Chief Financial Officer). All employment agreements expire December 31, 2009 and subject each officer to confidentiality provisions, as well as non-raid and non-compete provisions for an additional 2 years following termination of employment.

Each of Messrs. J. Kim Sorensen and J. Scott Tomer receive a base annual salary of $120,000, increasing annually in 6% increments. They each receive an override on RTA sales and monthly fees generated by “representative position #2” of the YourTravelBiz.com sales organization equal to 50% of the monthly commissions and overrides earned by such representative position #2, paid monthly. Additionally, each of Messrs. J. Kim Sorensen and J. Scott Tomer receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. J. Kim Sorensen and J. Scott Tomer in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

Mr. Michael Y. Brent receives a base annual salary of $240,000, increasing annually in 6% increments. Mr. Michael Y. Brent receives an override on the RTA sales and monthly fees generated by “representative position #1” of the YourTravelBiz.com sales organization equal to 16.69% of the monthly commissions and overrides earned by said position #1, paid monthly. Additionally, Mr. Michael Y. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. Mr. Michael Y. Brent receives a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the life of Mr. Michael Y. Brent in an amount equal to three times his annual base salary, payable to beneficiaries designated by him.

Mr. Derek J. Brent receives a base annual salary of $120,000, increasing annually in $12,000 increments. Additionally, Mr. Derek J. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. In addition, Mr. Derek J. Brent receives a car allowance and health and medical insurance provided by the Company.

Mr. John D. Clagg, whose contract became effective December 1, 2005, receives a base salary of $150,000 increasing annually in $30,000 increments. Mr. Clagg also receives health, life, and medical insurance provided by the Company.

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

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended December 31, 2005.

			Individual Grants
(a)	(b)		(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
J. Kim Sorensen	25,000	(1)	50.0%	$.50	December 30, 2005
J. Scott Tomer	25,000	(1)	50.0%	$.50	December 30, 2005

These options are immediately exercisable for thirty days from November 30, 2005 through December 30, 2005.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

The following information concerns the exercise of each stock option and/or free standing SAR during the last fiscal year by each of the named executive officers and the aggregate fiscal year-end value of unexercised options and SARs.

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise of Option/# of Securities Underlying SARs	Value Realized	Number of Unexercised Options/SARs at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable/ Unexercisable
Michael Brent	-	-	200,000 / -	12,000 /0
Derek J. Brent	-	-	100,000 / -	6,000 /0
J. Lloyd Tomer	-	-	100,000 / -	6,000 /0
J. Scott Tomer	25,000	-	135,000 / -	6.000 /0
J. Kim Sorensen	25,000	-	135,000 / -	6,000 /0

Indemnification Agreements

We have entered into separate indemnification agreements with certain of the Company’s officers and directors and we have agreed to provide indemnification with regard to specified legal proceedings so long as the indemnified officer or director has acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful.

We only provide indemnification for expenses, judgments, fines and amounts paid in settlement actually incurred by the relevant officer or Director, or on his or her behalf, arising out of proceedings brought against the officer or Director by reason of his or her corporate status.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

To the Company’s knowledge, based upon filings with the Securities and Exchange Commission, the following table sets forth beneficial owners of five percent (5%) or more of the common stock of the Company as of December 31, 2005.

	Common Stock
Name	Number		Percent(2)
Laurus Master Fund, Ltd	2,468,140	(1)	9.03%

(1)
As reported on Amendment No. 1 to its Schedule 13G, dated December 31, 2005, Laurus Master Fund, Ltd., Laurus  Capital Management, LLC, Eugene Grin and David Grin have sole voting and sole dispositive power with respect to all  2,468,140 shares and shared voting and shared dispositive power with respect to all 2,468,140 shares. The address of  the stockholder is 825 Third Avenue, 14th Floor, New York, New York 10022.

(2)	As of December 31, 2005, the company had 27,336,260 issued and outstanding shares.

Security Ownership of Management

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of the date hereof for (1) each executive officer, (2) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. The table also presents the number of votes each person is entitled to cast on any matter submitted to a vote of the holders of Common Stock. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. The address of each of the following persons is One Country Club View Drive, Edwardsville, IL 62025.

	Common Stock
Name	Number	Percent(1)
Michael Y. Brent	5,109,532(2)	18.56%
Derek Brent	1,143,484(3)	4.17%
Harold Kestenbaum	20,454	0.07%
J. Lloyd Tomer	4,011,838(4) (7)	14.62%
J. Scott Tomer	2,295,446(5)	8.36%
J. Kim Sorensen	2,310,446(6)	8.41%
Andrew Wilder	-	-
Clay Winfield	-	-
Darren Brent	18,750	0.07%
Timothy Kaiser	-	-
All directors and officers as a group	14,909,950	53.24%

(1)	As of December 31, 2005, the Company had 27,336,260 issued and outstanding shares.

(2)	Includes 200,000 shares exercisable within 60 days pursuant to a stock option agreement.

(3)	Includes 100,000 shares exercisable within 60 days pursuant to a stock option agreement.

(4)	Includes 100,000 shares exercisable within 60 days pursuant to a stock option agreement.

(5)	Includes 135,000 shares exercisable within 60 days pursuant to a stock option agreement

(6)	Includes 135,000 shares exercisable within 60 days pursuant to a stock option agreement.

(7)	Includes 3,861,838 shares owned by Great River Enterprises, LP#1 in which J. Lloyd Tomer serves as general partner.

PART IV

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

While we may enter into transactions with affiliates in the future, we intend to continue to enter into such transactions only at prices and on terms no less favorable to us than transactions with independent third parties. See for example, the descriptions in “Summary Executive Compensation” and “Employment Agreement with our Chief Executive Officer.” In that context, we will require any director or officer who has a pecuniary interest in a matter being considered to recuse them from any negotiations. In any event, any debt instruments in the future are expected generally to prohibit us from extending loans to Company principals.

During the year ended December 31, 2004, the Company incurred consulting fee expenses of $23,000 for services provided by an entity owned by the Company’s then chief executive officer, a significant shareholder of the Company.   Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.  At year end, December 2004, there are no consulting fees owed to the Company’s Chief Executive Officer. Prior to the merger, YTB Inc. was privately held and it rented office space on a month-to-month basis from a majority stockholder who is now the Chairman of the Board of Directors. As of December 31, 2004, the Company owed $8,000 to the Chairman for unpaid rent for prior periods’ office occupancy.

Certain members of management of the Company also own a company that YTB Marketing utilizes for printing of its sales materials. During 2005 and 2004, the Company expended $512,392 and $315,600 for printing sales materials. In addition, at December 31, 2005, the Company has a pre-paid asset of $212,027 on the balance sheet for payments related to work not yet completed.

In July 2006, the Company borrowed $2.5 million in connection with the land and building which will house their new corporate headquarters in Wood River, Illinois. The chairman of the bank is also a director of the Company. This transaction was approved by the independent members of the Company’s board of directors. The Company believes that the terms were commercially available terms and are as favorable to the Company as would be from an unaffiliated party.

ITEM 13.	EXHIBITS

b. Exhibits

2.1
Amended and Restated Merger and Stock Exchange Agreement dated November 19, 2004 by and between REZconnect Technologies, Inc. and YourTravelBiz.com, Inc. (incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K as amended, Exhibit 2.1, filed June 20, 2005).

3.1	Articles of Incorporation of the Company (incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 3.1, filed January 10, 2005).

3.2	Amended Bylaws of the Company (incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 3.2, filed January 10, 2005).

10.1
Genesis Web Hosting Agreement dated September 6, 2002 by and between Genesis Consulting and yourTravelBiz.com, Inc. (incorporated by reference to REZconnect Technologies, Inc.’s Annual Report for fiscal year 2004 on Form 10-KSB/A No. 6, Exhibit 10.1, filed November 22, 2006).

10.2	YTBL Franchise Agreement (incorporated by reference to REZconnect Technologies, Inc.’s Annual Report for fiscal year 2004 on Form 10-KSB/A No. 6, Exhibit 10.2, filed November 22, 2006).

10.3
YTBL Area Franchise Agreement (otherwise known as the Master Franchise Agreement) (incorporated by reference to REZconnect Technologies, Inc.’s Annual Report for fiscal year 2004 on Form 10-KSB/A No. 6, Exhibit 10.3, filed November 22, 2006).

10.4
Software License Agreement dated September 2, 1999 by and among Taurus TeleSys Inc., Global Travel Network LLC and Etravnet.com, Inc. (incorporated by reference to REZconnect Technologies, Inc.’s Annual Report for fiscal year 2004 on Form 10-KSB/A No. 6, Exhibit 10.4, filed November 22, 2006).

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

10.7
Securities Purchase Agreement dated January 26, 2005 by and between YTB International, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to YTB International Inc.’s Current Report on Form 8-K, Exhibit 10.1, filed February 3, 2005).

10.8
Employment Agreement dated January 30, 2006 and effective December 1, 2005 by and between John D. Clagg and YTB International Inc. (incorporated by reference to YTB International Inc.’s Current Report on Form 8-K, Exhibit 10.1, filed February 7, 2006).

10.9	Employment Agreement dated January 1, 2005 by and between Michael Y. Brent and YTB International, Inc.

10.10	Employment Agreement dated January 1, 2005 by and between Derek Brent and YTB International, Inc.

10.11	Employment Agreement dated January 1, 2005 by and between J. Scott Tomer and YTB International, Inc.

10.12	Employment Agreement dated January 1, 2005 by and between J. Kim Sorensen and YTB International, Inc.

14.1	YTB International, Inc. Code of Business Ethics Summary

21.1	Subsidiaries of YTB International, Inc.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This certification is attached as Exhibit 32.1 accompanying this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. A signed original of this written statement required by Section 906 has been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed to our Company by Dischino & Associates, P.C. for the fiscal years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Audit	$40,875	$27,583
All Other Fees	51,922	-
Total	$92,797	$27,583

The aggregate fees billed to our Company by UHY LLP through October 31, 2006 for the fiscal years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Audit	$234,564	$245,630
All Other Fees	-	3,650
Total	$234,564	$249,280

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 22nd of November, 2006.

YTB International, Inc. (successor to REZconnect Technologies, Inc.)

/s/ J. Scott Tomer
J. Scott Tomer, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of YTB International, Inc. in the capacities indicated on the 22nd day of November, 2006.

/s/ J. Scott Tomer	Director and Chief Executive Officer	November 22, 2006
J. Scott Tomer	(principal executive officer)

/s/ J. Lloyd Tomer	Chairman of the Board of Directors	November 22, 2006
J. Lloyd Tomer

/s/ Michael Y. Brent	Director and President	November 22, 2006
Michael Y. Brent

/s/ J. Kim Sorensen	Director and Vice President	November 22, 2006
J. Kim Sorensen

/s/ Derek Brent	Director, Secretary	November 22, 2006
Derek Brent

/s/ Harold Kestenbaum	Director	November 22, 2006
Harold Kestenbaum

/s/ Clay Winfield	Director	November 22, 2006
Clay Winfield

/s/ Darren J. Brent	Director	November 22, 2006
Darren J. Brent

/s/ Andrew Wilder	Director	November 22, 2006
Andrew Wilder

/s/ Timothy Kaiser	Director	November 22, 2006
Timothy Kaiser

/s/ John D. Clagg	Chief Financial Officer (principal financial and	November 22, 2006
John D. Clagg	accounting officer)

YTB INTERNATIONAL, INC.
TABLE OF CONTENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

Page(s)
Report of UHY LLP, Independent Registered Public Accounting Firm	F1

Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004	F2

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004	F3

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2005 and 2004	F4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004	F5

Notes to Consolidated Financial Statements	F6 - F22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
YTB International, Inc. (formerly REZconnect Technologies, Inc.):

We have audited the accompanying  consolidated balance sheets of YTB International, Inc., formerly REZConnect Technologies, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
St. Louis, Missouri

November 22, 2006

F1

YTB INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$230,358	$25,719
Available-for-sale securities	3,611,003	528,311
Accounts receivable (less allowance for doubtful accounts of $24,888 in 2005 and $169,644 in 2004)	64,402	20,411
Notes receivable	20,000	-
Prepaid marketing commissions	4,212,417	1,622,645
Other prepaid expenses and current assets	285,169	-
Total current assets	8,423,349	2,197,086

Property and equipment, net	631,992	353,047
Intangible assets, net	2,542,020	3,262,800
Goodwill	2,224,322	2,224,322
Other assets	16,184	96,705

TOTAL ASSETS	$13,837,867	$8,133,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$122,055	$102,342
Current maturities of long-term debt	19,532	18,768
Accounts payable and accrued expenses	1,944,640	941,101
Accrued bonuses	3,451,826	-
Current portion of deferred revenue	4,660,200	1,820,808
Convertible debt derivatives	280,000	-
Other current liabilities	-	100,000
Total current liabilities	10,478,253	2,983,019

Other long-term liabilities:
Long-term debt, less current maturities	264,079	286,789
Deferred revenue, less current portion	4,366	86,245
Other liabilities	23,636	20,920
Total other long-term liabilities	292,081	393,954

TOTAL LIABILITIES	10,770,334	3,376,973

STOCKHOLDERS’ EQUITY
Preferred stock, Series B convertible, par value $.001; liquidation preference $1.45 per share; 5,000,000 shares authorized, 4,092,376 shares issued and outstanding	-	4,092
Common stock, par value $.001; 20,000,000 shares authorized, 18,976,125 shares issued and outstanding	-	18,976
Common stock, par value $.001; 50,000,000 shares authorized, 27,336,260 shares issued and outstanding	27,336	-
Additional paid-in capital	19,065,025	12,616,988
Accumulated deficit	(16,024,828)	(7,883,069)

TOTAL STOCKHOLDERS’ EQUITY	3,067,533	4,756,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,837,867	$8,133,960

See accompanying notes to consolidated financial statements.

F2

YTB INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004

	2005	2004
NET REVENUES
Online travel store sales and monthly fees	$14,783,647	$922,407
Travel commissions and services	4,718,056	1,631,656
Franchise service fees and other fees	443,693	632,393
Other	1,647,921	6,236

Total net revenues	21,593,317	3,192,692

OPERATING EXPENSES
Marketing commissions	13,881,404	278,555
Travel commissions	3,454,033	1,261,751
Franchise services and products	198,054	194,360
Depreciation and amortization	944,619	474,986
Marketing and selling	207,181	-
General and administrative	8,477,925	3,167,361

Total operating expenses	27,163,216	5,377,013

LOSS FROM OPERATIONS	(5,569,899)	(2,184,321)

OTHER INCOME (EXPENSES)
Change in fair market value of derivatives	(1,348,389)	-
Interest and dividend income	102,049	25,707
Interest expense	(1,325,520)	(34,735)

Total other expenses	(2,571,860)	(9,028)

NET LOSS	$(8,141,759)	$(2,193,349)

NET LOSS PER SHARE:

Weighted-average shares outstanding	24,861,904	12,353,203

Net loss per share - basic and diluted	$(0.33)	$(0.18)

See accompanying notes to consolidated financial statements.

F3

YTB INTERNATIONAL, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2005 and 2004

	Delaware Series B				Series B
	Convertible Preferred		Delaware Common Stock		Convertible Preferred		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2004	-	$-	-	$-	-	$-	10,606,314	$10,606	$6,634,203	$(5,689,720)	$955,089

Shares issued for services	-	-	-	-	-	-	196,061	196	46,466	-	46,662

Shares issued for employee bonuses	-	-	-	-	-	-	1,243,750	1,244	1,266,456	-	1,267,700

Common shares issued for acquisition	-	-	-	-	-	-	7,930,000	7,930	3,084,770	-	3,092,700

Convertible preferred shares issued for acquisition	-	-	-	-	4,092,376	4,092	-	-	1,673,782	-	1,677,874

Shares surrendered	-	-	-	-	-	-	(1,000,000)	(1,000)	(199,750)	-	(200,750)

Stock option compensation	-	-	-	-	-	-	-	-	111,061	-	111,061

Net loss	-	-	-	-	-	-	-	-	-	(2,193,349)	(2,193,349)
Balance at December 31, 2004	-	-	-	-	4,092,376	4,092	18,976,125	18,976	12,616,988	(7,883,069)	4,756,987

Conversion of common stock to Delaware common stock upon reincorporation in Delaware	-	-	18,976,125	18,976	-	-	(18,976,125)	(18,976)	-	-	-

Conversion of series B preferred stock to Delaware preferred stock upon reincorporation in Delaware	4,092,376	4,092	-	-	(4,092,376)	(4,092)	-	-	-	-	-

Conversion of preferred stock to common stock	(4,092,376)	(4,092)	4,092,376	4,092	-	-	-	-	-	-	-

Common shares issued for services	-	-	201,091	201	-	-	-	-	337,824	-	338,025

Common shares issued through private placement	-	-	1,200,000	1,200	-	-	-	-	958,800	-	960,000

Conversion of debt to common stock	-	-	2,766,668	2,767	-	-	-	-	5,095,533	-	5,098,300

Common shares issued for options exercised	-	-	100,000	100	-	-	-	-	49,900	-	50,000

Stock option compensation	-	-	-	-	-	-	-	-	5,980	-	5,980

Net loss	-	-	-	-	-	-	-	-	-	(8,141,759)	(8,141,759)
Balance at December 31, 2005	-	$-	27,336,260	$27,336	-	$-	-	$-	$19,065,025	$(16,024,828)	$3,067,533

See accompanying notes to consolidated financial statements.

F4

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,141,759)	$(2,193,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	944,619	474,986
Deferred revenue and related costs	2,757,513	190,051
Shares issued for services	338,025	46,662
Shares issued for employee compensation	-	1,267,700
Shares issued for option exercises	50,000	-
Employee stock option expense	5,980	111,061
Convertible debt exchange for common stock	2,098,300	-
Changes in operating assets and liabilities:
Accounts receivable, net	(43,991)	64,089
Notes receivable	(20,000)	-
Prepaid marketing commissions	(2,589,772)	-
Other prepaid expenses and current assets	(285,169)	4,400
Other assets	80,521	(77,034)
Accounts payable and accrued expenses	1,080,893	(182,162)
Accrued bonuses	3,451,826	-
Notes payable	19,713	-
Convertible debt derivative	280,000	-
Other liabilities	2,716	(5,346)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,415	(298,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(502,784)	(11,671)
Accrued transaction cost	(77,354)	-
Proceeds from sale of available-for-sale securities	5,908,078	1,137,875
Purchases of available-for-sale securities	(8,990,770)	(934,050)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,662,830)	192,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Other current liabilities	(100,000)	100,000
Repayment of debt	(21,946)	(15,613)
Proceeds from shares issued in private placement memorandum	960,000	-
Proceeds from debt issuance	3,000,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,838,054	84,387

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204,639	(22,401)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,719	48,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$230,358	$25,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$427,186	$28,815

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for acquisition	$-	$3,092,700
Preferred shares issued for acquisition	$-	$1,677,874
Derivative value of convertible debt exchanged for common stock	$2,098,300	$-
Accrued transaction cost included in accounts payable	-	77,354

See accompanying notes to consolidated financial statements.

F5

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTBI,” or the “Company”) and its three wholly-owned subsidiaries, REZconnect Technologies, Inc. (“Technologies”), YourTravelBiz.com, Inc. (“YTB Marketing”), and YTB Travel Network, Inc. (“YTB Travel”), sometimes hereafter collectively referred to as the “Company”, are the entities that resulted from a corporate reorganization that took place on January 4, 2005. On that date, the Company re-incorporated in the State of Delaware, while simultaneously effecting a name change, by means of a “downstream merger” between itself (then incorporated in the State of New York under its former name of REZconnect Technologies, Inc., hereafter referred to as “the former REZconnect” during periods when incorporated as such), and a Delaware corporation formed for the purpose of the reorganization (the “Reorganization”).

On December 8, 2004, prior to the Reorganization, the former REZconnect acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. (“YTB, Inc.”), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under the laws of the State of New York State and the reorganization provisions of the Internal Revenue Code. The acquisition, which recorded a total value of $4,847,928, was effected by means of the former REZconnect exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB, Inc.

As part of the Reorganization, the assets of the Company were assigned to three newly-organized wholly-owned subsidiaries, each a Delaware corporation: Technologies, YTB Marketing and YTB Travel.

On January 9, 2005, following both the Reorganization and a corresponding increase in the number of its authorized common shares from 20,000,000 to 50,000,000, each share of the aforementioned Series B convertible preferred stock was converted into one share of YTBI common stock.

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

Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions. The YourTravelBiz.com, Inc. subsidiary markets online travel agencies on behalf of YTB Travel Network, Inc. by use of sales representatives. Such allows the representatives to build a linked-by-sponsorship network of representatives. The REZconnect Technologies, Inc. subsidiary owns, maintains and develops online and other booking technologies for suppliers within the travel industry. It also franchises brick and mortar travel agencies. The YTB Travel Network, Inc. subsidiary is a travel agency which books online travel transactions, collects payments, collects licensing fees, and pays sales commissions.

All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by the Company are made through its independent agencies and franchisees, or through its interactive websites. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

F6

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of YTB International, Inc., and its wholly-owned subsidiaries, YourTravelBiz.com, Inc., YTB Travel Network, Inc. and REZconnect Technologies, Inc. All intercompany accounts and transactions are eliminated in consolidation.

Basis of presentation

The financial statements include the activity of YourTravelBiz.com, Inc. from the date of acquisition (December 8, 2004) to December 31, 2004 for the period ended December 31, 2004 (see Notes 1 and 3).

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

Available-for-sale securities

The Company presents investments in marketable securities that are available for sale at fair value as determined by quoted market prices, with changes in realized/unrealized gains and losses recorded to other comprehensive income when material. As of December 31, 2005, the cost of marketable securities approximates fair value.

Accounts and notes receivable

The Company reflects both accounts and notes receivable at their outstanding principal balances as of the balance sheet date, as adjusted by any charge-offs or allowances established as a reserve for potentially uncollectible accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on the length of time receivables are past due, known troubled accounts, historical experience and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	2005	2004
Beginning balance	$169,644	$173,909
Provision for doubtful accounts	119,815	40,882
Accounts written off	(264,571)	(45,147)
Ending balance	$24,888	$169,644

Concentration of credit risk

The Company is subject to credit risk through its cash, trade receivables, available-for-sale securities and notes receivable. The Company maintains its cash deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of the Federal Deposit Insurance Corporation totaled $98,854 and $0 at December 31, 2005 and 2004, respectively. The Company has deposits in a limited number of financial institutions with federally insured limits. Cash (including cash equivalents) at these institutions is normally in excess of the insured limits. However, the Company believes that the institutions are financially sound and there is only nominal risk of loss. There is no collateral currently required for cash, trade receivables, available-for-sale securities and notes receivable.

F7

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of furniture and fixtures range from two to five years: equipment including computer hardware and software has an estimated useful life of three to five years, vehicles have a life of five years and leasehold improvements have a five year life, based on the term of the underlying lease. Maintenance and repairs are charged to expense when incurred.

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

The Company believes that the carrying amounts of its long-lived assets are fully recoverable. Accordingly, no impairment loss has been reflected in the Company’s reported results of operations for years ended December 31, 2005 or 2004.

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

Goodwill

Goodwill, which is the excess of cost over the fair value of net assets (including identifiable intangibles) acquired in a business acquisition, is not amortized but rather tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset might not be fully recoverable, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” SFAS 142 also requires the Company to compare the fair value of the acquired business to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the acquired business is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. Fair values for acquired businesses are determined based on discounted cash flows, market multiples or appraised values.

F8

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Revenue Recognition

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

Advertising costs

Pursuant to the provisions of Statement of Position (“SOP”) No. 93-7 issued by the American Institute of Certified Public Accountants, the Company expenses advertising costs as incurred. Advertising expense was $26,306 in 2005 and $37,967 in 2004.

F9

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Income taxes

The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Based Compensation—an Interpretation of APB No. 25,” and related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Under APB No. 25 and FIN 44, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the stock option being granted. Certain options, which have been re-priced, are subject to the “variable accounting” requirements of APB No. 25 and FIN 44 that require the Company record compensation expense for changes in the fair value of the Company’s common stock when it exceeds the re-priced amount.

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

	2005	2004
Net loss - as reported	$(8,141,759)	$(2,193,349)

Add: Stock-based compensation expense Included in reported net loss	5,980	111,061

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(175,595)	(8,994)

Net loss - pro forma	$(8,311,374)	$(2,091,282)

Earnings (loss) per common share - basic
As reported	$(0.33)	$(0.18)
Pro forma	$(0.33)	$(0.17)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rates of 3.4% and 2.9%; expected lives of 1.0 and 2.0, respectively: dividend yield of 0% and expected volatility of 75%.

F10

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Earnings (loss) per share

Basic earnings (loss) per share are based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock using the treasury stock method, where such exercise or conversion would be dilutive. For the years ended December 31, 2005 and 2004, the effects any assumed exercise of stock options and warrants on the 2005 and 2004 loss per share would be anti-dilutive and, therefore, are not included in the calculation of the Company’s basic loss per share for the years ended December 31, 2005 and 2004.

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

The Company currently plans to adopt SFAS No. 123R using the modified prospective method. At December 31, 2005, the unvested option expense is $125,926 and is expected to be expensed over the next 1.17 years. The Company is currently assessing the impact of the adoption of SFAS No. 123R on its compensation strategies.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

F11

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

The value of the shares of the Company issued in connection with the purchase was determined by an appraisal conducted by an independent valuation company. The assumed assets and liabilities of YTB, Inc. were recorded at fair value and were determined by independent appraisal. The value of the assets and liabilities recorded is as follows:

Assets	Balance
Prepaid marketing commissions	$1,666,419
Property and equipment, net	241,837
Intangible assets	3,310,000
Goodwill	2,224,322
7,442,578

Liabilities and Equity
Accounts payable and accrued expenses	(738,070)
Notes payable	(102,342)
Deferred revenue	(1,754,238)
(2,594,650)
Total	$4,847,928

The operations of YTB, Inc. have been consolidated from the acquisition date. The cost to acquire YTB, Inc. has been allocated to the assets acquired and liabilities assumed according to their estimated fair values. The purchase price of $4,847,928 including transaction costs resulted in acquired goodwill of $2,224,322 which is not deductible for tax purposes.

The following unaudited pro forma consolidated financial information for the year ended December 31, 2004 gives effect to the Company’s acquisition of YTB, Inc. and reflects the results of YTB, Inc.’s operations as if the acquisition had occurred and been completed as of January 1, 2004.

The following table summarizes the unaudited pro forma information for the year ended December 31, 2004:

	2004	2003
Revenue	$7,923,826	$6,001,925

Net loss	$(3,942,911)	$(2,218,300)

Weighted average common shares outstanding	12,353,203	10,351,179

Basic and diluted loss per share	$(0.32)	$(0.21)

F12

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consists of the following:

	2005	2004
Equipment	$266,025	$136,475
Furniture and fixtures	187,745	15,340
Capitalized software	1,378,711	1,361,650
Vehicles	168,908	95,769
Leasehold improvements	110,629	-
	2,112,018	1,609,234
Less: Accumulated depreciation	(1,480,026)	(1,256,187)

Property and equipment, net	$631,992	$353,047

Depreciation and amortization expense on property and equipment was $223,839 and $419,563 for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, capitalized software development costs, net of accumulated amortization, totaled $105,539 and $113,103 respectively. For the years ended December 31, 2005 and 2004, the Company recorded amortization of capitalized software development costs of $129,680 and $416,788, respectively.

NOTE 5 - INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of December 31, 2005 and 2004:

	At December 31, 2005			At December 31, 2004
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360,000	$54,620	$305,380	$360,000	$3,180	$356,820
RTA agreements	690,000	690,000	-	690,000	42,660	647,340
Vendor agreements	220,000	23,360	196,640	220,000	1,360	218,640
Total amortized intangible assets	1,270,000	767,980	502,020	1,270,000	47,200	1,222,800

Unamortized intangible assets
Domain names	2,040,000	-	2,040,000	2,040,000	-	2,040,000
Total unamortized intangible assets	2,040,000	-	2,040,000	2,040,000	-	2,040,000

Total	$3,310,000	$767,980	$2,542,020	$3,310,000	$47,200	$3,262,800

(1) The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years, respectively.

Amortization expense was $720,780 and $47,200 for the years ended December 31, 2005 and 2004, respectively. The estimated amortization expense related to intangible assets as of December 31, 2005 over the next five years follows, assuming no subsequent impairment of the underlying assets, is as follows:

2006	$73,429
2007	73,429
2008	73,429
2009	73,429
2010	73,429

F13

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 6 - FINANCING ARRANGEMENTS

Advances

During December 2004, pending the closing of a private placement memorandum ("PPM"), an investor advanced $100,000 to the Company. The PPM closed in February 2005 at which time the Company repaid the advance. The liability is included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2004.

Notes Payable
The Company is financing three vehicles, payable in monthly installments ranging from approximately $1,000 to $1,200, at the rate of approximately 6.25%. The loans are payable through March 2008. The balance due on these vehicle loans as of December 31, 2005 and 2004 totaled $122,055 and $102,342, respectively.

The Company assumed the two of the three short-term notes payable upon the acquisition of its acquired entity on December 8, 2004:

	2005	2004
6.25% promissory note secured by vehicle purchase. Interest and principal are payable in monthly installments of $1,000 for 12 months, remaining balance due February 28, 2006.	$35,155	$44,254

6.25% promissory note secured by vehicle purchase. Interest and principal are payable in monthly installments of $1,000 for 12 months, remaining balance due March 4, 2006.	49,958	58,088

Total notes payable acquired upon acquisition	$85,113	$102,342

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,500 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s president. The outstanding loan balance as of December 31, 2005 and 2004 was $283,611 and $305,557, respectively.

Minimum principal payments of long-term debt as of December 31, 2005 are as follows:

Year ending December 31, 2004	Amount

2006	$19,532
2007	20,328
2008	21,156
2009	22,018
2010	22,915
Thereafter	177,662
Total	$283,611

F14

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

During January 2005, the Company entered into an agreement with an investor to raise an additional $2,000,000 of capital via a convertible term note (“the Note”). The Note had a principal balance of $2,000,000, and interest was payable monthly at prime plus 3%, subject to an 8% floor. The Note was superior to the SBA loan of approximately $300,000. The terms of the Note provided for interest payments only during the first six months, with payments of $66,667 of principal plus interest monthly beginning in August 2005. The note was required to be paid in full by January 2008, unless it was converted by the investor into shares of common stock. The Note agreement contained several features, which are discussed below:

•
Interest Rate Adjustment Feature - The interest rate stated in the Note could subsequently be adjusted downward if the Company maintained an effective registration statement and the market price of the Company’s common stock exceeded certain targets.

•
Initial Conversion Ratio - The Note was convertible into shares of the Company’s common stock at a rate of $0.80 per share for the first $1 million of Note principal, and $1.25 per share for any amounts in excess of the first $1 million.

•
Contingent Conversion Ratio Adjustment Feature - If the Company were to obtain subsequent equity financing at per share prices less than those obtained by the investor, the conversion rate would be lowered to that amount.

•	Prepayment penalty - The Note could be prepaid at the Company’s option, with a 30% prepayment penalty.

•
Warrant Coverage - The Note contained 800,000 detachable stock warrants, which have a 7-year term, and are exercisable for the first 400,000 warrants at $1.58 per share, and the second 400,000 warrants at $1.72 per share.

•
Additional Loan Option - The investor, at its sole option, had the ability to loan an additional $1,000,000 to the Company on the same terms as the original Note, including proportional warrant coverage.

•	Registration Rights - As part of the Note agreement, the Company agreed to file a registration statement covering the warrants and potential shares to be issued upon conversion of the Note. The registration statement was to be filed within 30 days of the agreement, and declared effective within 120 days. The registration statement was to be continuously effective until the investor had sold all of the underlying shares. The registration rights agreement provides for a penalty of 2% per month. The Company failed to satisfy the registration rights requirement and has accrued $280,000 in penalties under the terms of the agreement. See Note 14.

Because the Note was potentially convertible into an unlimited number of shares of common stock, the Company accounted for the Note under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Accordingly, the interest rate adjustment feature, conversion feature, and additional loan option were, collectively, considered an embedded derivative, which was bifurcated from the host debt instrument. The initial allocation of the gross proceeds of $2,000,000 is as follows:

Embedded Derivative	$1,923,201
Stock Warrants	16,192
Term Note	60,607

$2,000,000

The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net increase in the embedded derivative liability in 2005 was $1,348,389 and is recorded as Other Expense in the Consolidated Statement of Operations. The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value was amortized as debt discount using the effective interest rate method over the term of the Note.

In addition to the items noted above, the Company incurred debt issuance costs related to the Note of $174,020, of which $148,020 was paid in cash, and $26,000 was settled by issuing stock warrants. These costs were amortized over the term of the Note.

On October 12, 2005, the investor converted the remaining principal balance at that time of $1,800,000 into 1,800,000 shares of common stock. On October 31, 2005, the investor exercised its option for the additional loan, at which time the Company received cash proceeds of $1,000,000. As provided in the agreement, the investor also received 400,000 additional stock warrants, exercisable at $1.25 per share. The investor immediately converted the additional loan into common stock, receiving 800,000 shares.

F15

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating office lease for the offices in New Jersey which expires on April 30, 2008, to pay minimum annual rentals, currently at $46,333 per year plus real estate taxes and operating cost charges. The Company also is obligated under a multi-year lease for its Illinois headquarters at $15,000 per month plus operating charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchises also have a two year term with options that mirror the master lease renewal options.

Following is a summary of net rental income (expense) for the Wal-Mart locations for the years ended December 31, 2005 and 2004:

	2005	2004
Sublease rental income	$135,384	160,863
Less minimum rental expense	128,434	149,342
Net rental income	$6,950	$11,521

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases on which sublease rental income is earned), having remaining terms in excess of one year as of December 31, 2005 are as follows:

Year ending December 31,	NJ Office	Wal-Mart Locations	IL Offices	Sublease Rental Income	Net Rental Expense (Income)

2006	$48,333	$87,007	$180,000	$86,722	$228,618
2007	50,470	31,252	209,800	31,922	259,600
2008	17,068	23,789	269,300	25,230	284,927
2009	-	5,947	274,300	6,496	273,751

Total	$115,871	$147,995	$933,400	$150,370	$1,046,896

Employment agreements

The Company has entered into a long-term employment agreement with each of Mr. J. Scott Tomer, (Chief Executive Officer), Mr. J. Kim Sorensen, (Vice President), Mr. Michael Y. Brent, (President), Mr. Derek J. Brent, (Secretary), and Mr. John D. Clagg, (Chief Financial Officer). All employment agreements expire December 31, 2009 and subject each officer to confidentiality provisions, as well as non-raid and non-compete provisions for an additional 2 years following termination of employment.

Each of Messrs. J. Kim Sorensen and J. Scott Tomer receive a base annual salary of $120,000, increasing annually in $12,000 increments. They each receive an override on RTA sales and monthly fees generated by “representative position #2” of the YourTravelBiz.com sales organization equal to 50% of the monthly commissions and overrides earned by such representative position #2, paid monthly. Additionally, each of Messrs. J. Kim Sorensen and J. Scott Tomer receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. J. Kim Sorensen and J. Scott Tomer in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

Mr. Michael Y. Brent receives a base annual salary of $240,000, increasing annually in $12,000 increments. Mr. Michael Y. Brent receives an override on the RTA sales and monthly fees generated by “representative position #1” of the YourTravelBiz.com sales organization equal to 16.69% of the monthly commissions and overrides earned by said position #1, paid monthly. Additionally, Mr. Michael Y. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. Mr. Michael Y. Brent receives a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the life of Mr. Michael Y. Brent in an amount equal to three times his annual base salary, payable to beneficiaries designated by him.

Mr. Derek J. Brent receives a base annual salary of $120,000, increasing annually in $12,000 increments. Additionally, Mr. Derek J. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. In addition, Mr. Derek J. Brent receives a car allowance and health and medical insurance provided by the Company.

Mr. John D. Clagg, whose contract became effective December 1, 2005, receives a base salary of $150,000 increasing annually in $30,000 increments. Mr. Clagg also receives health, life, and medical insurance provided by the Company.

F16

YTB INTERNATIONAL, INC.
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

During 2005 and 2004, the Company recognized $89,980 and $3,061, respectively, in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant.

FIN 44 requires variable accounting for compensation expense when stock options have been cancelled and re-issued with a change in strike price.  The variable compensation associated with these types of stock options for 2005 was a reduction in compensation expense in 2005 of $84,000 and an increase in compensation expense of $108,000 for 2004.

A summary of stock option activity is as follows:

	2005		2004
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding - Beginning of Period	990,000	$1.12	520,000	$1.09
Granted	50,000.50		470,000	1.15
Exercised	100,000	0.50	-	-
Forfeited	-	-	-	-

Outstanding on December 31,	940,000	$1.15	990,000	$1.12

Exercisable on December 31,	940,000	$1.15	990,000	$1.12

F17

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

A summary of stock options outstanding and exercisable as of December 31, 2005 are as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
≤$1.00	800,000	.92 years	$1.00	800,000	$1.00
≥$2.00	140,000	.95 years	$2.00	140,000	$2.00

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As a result of the Company’s operating losses in 2005 and 2004, and loss carry forwards available in 2005, there is no provision for current income taxes.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce any deferred tax assets to their net realizable amounts if, based on the weight of evidence, it is more likely than not that all or some portion of such deferred tax assets will not be realized. As of December 31, 2005 and 2004, the Company is uncertain if it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been established as a reserve against the Company’s deferred tax assets and, therefore, no deferred income tax credits have been recognized in the statements of operations for the years ended December 31, 2005 and 2004.

At December 31, 2005 the Company had approximately $11,130,000 of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will begin to expire in 2019 for federal and state purposes. The net operating losses may be subject to a substantial limitation under the “Change of Ownership” section 382 of the Internal Revenue Code.

A reconciliation of income taxes, with the amounts computed at the statutory federal rate, is as follows:

	As of December 31,
	2005	2004
Computed tax at federal statutory rate	$(2,761,670)	$(755,644)
Other, net	64,670	(16,356)
Change in valuation allowance	2,697,000	772,000

Total	$-	$-

F18

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consist of the following:

	As of December 31
	2005	2004
Deferred Tax Assets
Allowance for doubtful accounts	$9,000	$63,000
Allowance for notes receivable	-	25,000
Capitalized consulting	23,000	50,000
Accrued vacation	8,000	5,000
Capital losses	9,000	7,000
Accrued compensation	1,281,000	8,000
Net operation loss carry-forward	4,118,000	2,593,000
	5,448,000	2,751,000
Deferred Tax Liabilities	-	-

Net Deferred Tax Assets
Before valuation allowance	5,448,000	2,751,000

Less valuation allowance	(5,448,000)	(2,751,000)
Net Deferred Tax Asset	$-	$-

F19

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 10 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company incurred consulting fee expenses of $23,000 for services provided by an entity owned by the Company's then chief executive officer, a significant shareholder of the Company. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated. At year end, December 2004, there are no consulting fees owed to the Company's Chief Executive Officer. Prior to the merger, YTB, Inc. was privately held and it rented office space on a month-to-month basis from a majority stockholder who is now the Chairman of the Board of Directors. As of December 31, 2004, the Company owed $8,000 to the Chairman for unpaid rent for prior periods' office occupancy.

Certain members of management of the Company also own a company that YTB Marketing utilizes for printing of its sales materials. During 2005 and 2004, the Company expended $512,392 and $4,280 for printing sales materials. In addition, at December 31, 2005, the Company has a pre-paid asset of $212,027 on the balance sheet for payments related to work not yet completed.

In July 2006, the Company borrowed $2.5 million in connection with the land and building which will house their new corporate headquarters in Wood River, Illinois. The chairman of the bank is also a director of the Company. This transaction was approved by the independent members of the Company’s board of directors. The Company believes that the terms were commercially available terms and are as favorable to the Company as would be from an unaffiliated party.

NOTE 11 - CAPITAL STOCK

On February 8, 2005, the Company commenced a Private Placement Offering for the issuance of up to 1,000,000 shares at a price of $0.80 per share. Pursuant to the terms of the offering, the minimum investment was $15,000. Each investor also received warrants exercisable into a like amount of shares at an exercise price of $1.75, exercisable for 5 years from date of issuance.

F20

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 12 - SEGMENT INFORMATION

The Company operates in the following three business segments: marketing of online travel stores including the development of a sales network; sales of travel through online travel stores; developing and commercializing internet-baased technology programs used in supporting online travel stores. The Company’s business segments operate primarily in the United States, but are structured for potential international growth.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “parent” column includes corporate items not specifically allocated to the segments.

Year Ended December 31, 2005	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter- segment revenue	$16,244,918	$5,157,763	$237,741	-	$(47,105)	$21,593,317
Segment profit (loss)	(3,676,254)	800,964	73,139	(5,339,608)	-	(8,141,759)
Assets	5,992,397	1,703,476	165,413	4,845,102	1,131,479	13,837,867
Depreciation and amortization	100,024	-	103,815	740,780	-	944,619
Capital Expenditures	502,784	-	-	-	-	502,784

Year Ended December 31, 2004	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter- segment revenue	$501,214	$2,265,271	$426,207	$-	$-	$3,192,692
Segment profit (loss)	(245,667)	(1,459,286)	(488,396)	-	-	(2,193,349)
Assets	2,416,019	566,828	357,272	5,487,122	(693,281)	8,133,960
Depreciation and amortization	3,036	-	471,950	-	-	474,986
Capital Expenditures	11,671	-	-	-	-	11,671

F21

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 13 - BENEFIT PLANS

The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions are matched in part by discretionary contributions by the Company. Matching contributions by the Company were $101,861 in 2005 and zero in 2004.

NOTE 14 - SUBSEQUENT EVENTS

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

On July 26, 2006, the Company purchased 12 acres of land which included a 100,000 square foot building (the “Property”) for $2.5 million to house their new corporate headquarters in Wood River, Illinois. The Company financed the purchase of the Property with a note in the amount of $2.5 million with an interest rate of Prime, less 0.50% floating daily from Meridian Bank, a local bank. Interest only is payable monthly for the first two years of the note. The Note is collateralized by the first mortgage on the Property and a $500,000 Certificate of Deposit. The Certificate of Deposit will be released after the Company makes $625,000 of improvements to the Property. The Company has begun a $6.0 million renovation project to the Property.

On November 20, 2006, the Company entered into a Settlement Agreement with Laurus Master Fund, Ltd., (Laurus), whereby the Company agreed to issue an additional 200,000 shares of YTBI stock to Laurus as settlement for liquidated damages for the Company's inability to timely file a Registration Statement as stipulated in the original documents between Laurus and YTBI. In addition, all of the original document provisions are terminated, excluding the January Warrant and the October Warrant. These warrants have not been exercised and the value of these warrants have been recognized in the accompanying financial statements.

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

F22