Form 10QSB/A
period 2004-03-31
YTB International, Inc.
filed 2007-01-12
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File Number: 0-18412

REZCONNECT TECHNOLOGIES, INC.
(now known as YTB International Inc.)
(Exact Name of Small Business Issuer as Specified in Its Charter)

New York
(State or Other Jurisdiction of Incorporation or Organization)

11-2602120
(IRS Employer Identification Number)

1901 East Edwardsville
Wood River, IL 62095
(Address of Principal Executive Offices)

201-567-8500
(Registrant’s Telephone Number, Including Area Code)

560 Sylvan Avenue
Englewood Cliffs, New Jersey 07632
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days. Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 30, 2006 there were 27,690,454 shares, $.001 par value, of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

EXPLANATORY NOTE

YTB International, Inc. (formerly REZconnect Technologies, Inc., the “former REZconnect”) ( “YTB” or the “Company”) is filing this Amendment No. 1 to Form 10-QSB for the quarter ended March 31, 2004 to reflect the restatement of its audited consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and the quarter ended March 31, 2004. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. On January 6, 2006, the Company self-reported to the staff of the United States Securities and Exchange Commission ( the “SEC” or the “Staff”) that it became aware that the Company’s previous independent accounting firm, Dischino & Associates, P.C. (“Dischino”) had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board (“PCAOB”). On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements for the years ended December 31, 2004 and 2003 included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

During February 2006, the Company began the restatement of the affected years’ and quarters’ financial statements. During the course of the review of 2003 and 2004 annual and quarterly reports, certain other errors were discovered, resulting from a lack of proper internal controls and procedures. These findings and the related restatement impact are described fully in Item 3 of this document as well as Note 12 in the accompanying Notes to Condensed Financial Statements and Note 14 included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004.

The Company’s Chief Executive Officer and Chief Financial Officer have considered the errors giving rise to this restatement and have determined that the errors resulted, in part, from a finding of material weaknesses in the Company’s internal disclosure controls and procedures. This conclusion was discussed and concurred with by both the Audit Committee and UHY LLP, the Company’s current independent registered public accounting firm. The deficient controls and procedures resulted in the improper selection and application of generally accepted accounting principles, the improper recognition of revenue and expenses primarily related to the accounting treatment for the sale of the Company’s online travel stores, improper recording of share-based transactions and the improper development of accounting estimates. The Company has and is continuing to initiate policies and procedures designed to enhance internal controls related to financial reporting and disclosure.

Accordingly, the Company is filing this amendment to its Form 10-QSB for the quarter ended March 31, 2004 for the purpose of:

•	amending and restating Item 1 “Financial Statements”;
•	amending and restated Item 2 “Management’s Discussion and Analysis or Plan of Operation”;
•	amending and restating Item 3 “Controls and Procedures” and
•	amending and restating Item 6 “Exhibits”.

Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing, unless specifically stated otherwise in this report.

As a result of this restatement, updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-filed and included as exhibits to this amended Form 10-QSB.

REZCONNECT TECHNOLOGIES, INC.
Index to Quarterly Report on Form 10-QSB/A
Three months ended March 31, 2004

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets March 31, 2004 (Unaudited) and December 31, 2003	2

Condensed Statements of Operations (Unaudited) Three months ended March 31, 2004 and 2003	3

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) Three months ended March 31, 2004	4

Condensed Statements of Cash Flows (Unaudited) Three months ended March 31, 2004 and 2003	5

Notes To Condensed Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	17
.
Item 3. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 6. Exhibits	24

Signatures	25

Certifications

REZCONNECT TECHNOLOGIES, INC.
Condensed Balance Sheets

	(RESTATED) March 31, 2004 (Unaudited)	(RESTATED) December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$38,804	$48,120
Available-for-sale securities	709,684	732,135
Accounts receivable (less allowance for doubtful accounts of $173,909 in 2004 and $173,909 in 2003)	93,426	84,500
Other prepaid expenses and current assets	44,201	4,400
Total current assets	886,115	869,155

Property and equipment, net	415,260	519,075
Other assets (net of accumulated amortization of $13,750 in 2004 and $11,000 in 2003)	225,921	228,672

TOTAL ASSETS	$1,527,296	$1,616,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$18,544	$18,470
Accounts payable and accrued expenses	330,512	307,839
Total current liabilities	349,056	326,309

Other long-term liabilities:
Long-term debt, less current maturities	298,136	302,700
Deferred revenue	6,538	6,538
Other liabilities	26,266	26,266
Total other long-term liabilities	330,940	335,504

TOTAL LIABILITIES	679,996	661,813

STOCKHOLDERS’ EQUITY
Common Stock, par value $.001; 20,000,000 shares authorized; 10,779,361 shares in 2004 and 10,606,314 shares in 2003 issued and outstanding	10,779	10,606
Additional paid-in capital	6,673,831	6,634,203
Accumulated deficit	(5,837,310)	(5,689,720)

TOTAL STOCKHOLDERS’ EQUITY	847,300	955,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,527,296	$1,616,902

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	(RESTATED) March 31, 2004	(RESTATED) March 31, 2003
NET REVENUES
Travel commissions and services	$264,733	$216,949
Online travel store sales and monthly fees	106,953	51,982
Franchise service and other fees	142,202	227,565
Other	943	4,378

Total net revenues	514,831	500,874

OPERATING EXPENSES
Travel commissions	219,559	122,106
Franchise services and products	50,579	76,340
Depreciation and amortization	106,565	106,565
General and administrative	281,006	288,367

Total operating expenses	657,709	593,378

LOSS FROM OPERATIONS	(142,878)	(92,504)

OTHER INCOME (EXPENSE)
Interest and dividend income	3,314	6,516
Interest expense	(8,026)	(3,493)

Total other income (expense)	(4,712)	3,023

NET LOSS	$(147,590)	$(89,481)

NET LOSS PER SHARE:

Weighted average shares outstanding	10,663,996	10,034,470

Net loss per share - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statement of Changes in Stockholders’ Equity
(Unaudited)

Three months ended March 31, 2004 (RESTATED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 1, 2004, as restated	10,606,314	$10,606	$6,634,203	$(5,689,720)	$955,089

Shares issued for services	173,047	173	39,628	-	39,801

Net loss, as restated	-	-	-	(147,590)	(147,590)

Balance at March 31, 2004, as restated	10,779,361	$10,779	$6,673,831	$(5,837,310)	$847,300

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	(RESTATED) March 31, 2004	(RESTATED) March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,590)	$(89,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	106,565	106,565
Shares issued for services	39,801	34,101
Shares issued for employee compensation	-	15,487
Shares issued for services subsequently surrendered	-	(48,527)
Employee stock option expense	-	12,500
Changes in operating assets and liabilities:
Accounts receivable, net	(8,926)	26,877
Other prepaid expenses and current assets	(39,800)	-
Accounts payable and accrued expenses	22,673	10,323

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(27,277)	67,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	44,778	60,090
Purchases of available-for-sale securities	(22,327)	(5,083)
Increase in notes receivable	-	(150,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	22,451	(94,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4,490)	-

NET CASH USED IN FINANCING ACTIVITIES	(4,490)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,316)	(27,148)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,120	63,318

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,804	$36,170

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,232	$3,493

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	-	$220,000
Decrease in notes receivable and deferred revenue	-	$122,347

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

REZconnect Technologies, Inc. (the “Company”) was incorporated under the laws of the State of New York on December 4, 1981 under the original name of Playorena, Inc. The Company is a franchisor of traditional “brick and mortar” travel agencies, as well as internet-based travel-related services and technology offering proprietary reservation systems for the travel and entertainment industry. The Company provides internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry, and is also a full-service provider of discount travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “Global Travel Network” and “Travel Network Vacation Central,” as well as internet web sites “Bookmytravel.com,” “REZconnect.com” and “RezCity.com.” The Company provides services to customers located primarily in the United States.

All of the Company’s franchised operations are independently owned and operated. All sales of travel products by the Company are made through its independent agencies and franchisees, or through its interactive web sites. Operational expenses consist of franchise system sales and support personnel, executive management and administrative personnel.

NOTE 2 - BASIS OF PRESENTATION

The Condensed Balance Sheet as of March 31, 2004, the related Condensed Statements of Operations for the three months ended March 31, 2004 and 2003, the Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2004 and the Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004.

Certain balances have been reclassified to conform to the current year’s presentation.

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The condensed balance sheet as of December 31, 2003 was derived from the audited financial statements for the year then ended included in the Company’s 2004 Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - PROPERTY PLANT AND EQUIPMENT

Property and equipment consists of the following:

	(RESTATED)	(RESTATED)
	March 31, 2004	December 31, 2003
Equipment	$103,744	$103,744
Furniture and fixtures	6,930	6,930
Capitalized software	1,245,052	1,245,052
	1,355,726	1,355,726
Less: Accumulated depreciation	(940,466)	(836,651)

Property and equipment, net	$415,260	$519,075

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Depreciation and amortization expense on property and equipment was $103,815 and $103,815 for the quarters ended March 31, 2004 and 2003, respectively.

As of March 31, 2004 and December 31, 2003, capitalized software development costs, net of accumulated amortization, totaled $415,260 and $519,075, respectively. For the quarters ended March 31, 2004 and 2003, the Company recorded amortization of capitalized software development costs of $103,815 and $103,815, respectively.

NOTE 4 - FINANCING ARRANGEMENTS

Long-Term Debt

On January 11, 2002, as a result of the events of September 11, 2001, the Company borrowed $324,500 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date until November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s chief executive officer. The outstanding long-term debt balance as of March 31, 2004 and December 31, 2003 was $316,680 and $321,170, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating lease for the New Jersey office location which expires on April 30, 2008, to pay minimum annual rentals, currently at $43,837 per year plus real estate taxes and operating cost charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (“Wal-Mart”) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchisees also have a two-year term with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years.

Following is a summary of net rental income (expense) for the quarters ended March 31, 2004 and 2003:

	(RESTATED)
	2004	2003
Sublease rental income	$44,887	66,994
Less minimum rental expense	39,533	65,840
Net rental income	$5,354	$1,154

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

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 - STOCK OPTIONS

As of March 31, 2004, the Company had a stock-based employee compensation plan which is described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-KSB/A No. 6.  The Company accounts for the plan in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations.   For the three months ended March 31, 2003, the Company recognized $12,500 in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three months ended
	(RESTATED) March 31, 2004	(RESTATED) March 31, 2003
Net loss - as reported	$(147,590)	$(89,481)

Add: Stock-based compensation expense included in reported net loss	-	12,500

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(111)	(2,750)

Net loss - pro forma	$(147,701)	$(79,731)

Net loss per share - basic and diluted
As reported	$(.01)	$(.01)
Pro forma	$(.01)	$(.01)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003: risk-free interest rates of 2.9% and 3.5%, respectively: expected lives of 2 years; dividend yield of 0% and expected volatility of 75%.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

During the first quarter of 2003, equity compensation in the amount of $34,101was recorded as a result of 155,000 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $156 and additional paid in capital in the amount of $33,945. In addition, 70,396 shares were issued as compensation in the amount of $15,487 to employees with an offsetting adjustment to common stock and additional paid in capital in the amounts of $70 and $15,417, respectively.

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

During the first quarter of 2004, equity compensation in the amount of $39,801 was recorded as a result of 173,047 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $173 and additional paid in capital in the amount of $39,628.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2004 and 2003, the Company incurred consulting fee expenses for services provided by an entity owned by the Company’s then chief executive officer, a significant shareholder of the Company. These fees totaled approximately $12,000 and $15,000 for the quarter ended March 31, 2004 and 2003. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.

NOTE 9 - SEGMENT INFORMATION

The Company operates in the following business segments: sales of travel through online travel stores; and developing and commercializing internet-based technology programs used in supporting online travel stores. The Company’s business segments operate primarily in the United States, but are structured for potential international growth.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

(RESTATED)

Three Months Ending March 31, 2004	Travel	Technology	Elimination	Total
External and inter- segment revenue	$407,878	$106,953	$-	$514,831
Segment profit (loss)	(53,010)	(94,580)	-	(147,590)
Assets	905,786	621,510	-	1,527,296
Depreciation and amortization	-	106,565	-	106,565
Capital Expenditures	-	-	-	-

(RESTATED)

Three Months Ending March 31, 2003	Travel	Technology	Elimination	Total
External and inter- segment revenue	$448,892	$51,982	$-	$500,874
Segment profit (loss)	6,394	(95,875)	-	(89,481)
Assets	1,502,499	1,047,769	-	2,550,268
Depreciation and amortization	-	106,565	-	106,565
Capital Expenditures	-	-	-	-

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The company currently does not have any financial instruments that are within the scope of this Statement.

NOTE 11 - SUBSEQUENT EVENTS

On December 8, 2004, the Company acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. (“YTB, Inc.”), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under laws of the State of New York and the reorganization provisions of the Internal Revenue Code. This acquisition, recorded at a total value of $4,847,928, was effected through an exchange of equity interests, with the Company exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB, Inc., (see Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004). Each share of such Series B convertible preferred stock was converted into one share of common stock on January 9, 2005 following the re-incorporation of the Company under the law of the State of Delaware and the corresponding increase in its number of authorized shares subsequent to December 31, 2004.

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

Each of Messrs. J. Kim Sorensen and J. Scott Tomer receive a base annual salary of $120,000, increasing annually by 6%. They each receive an override on RTA sales and monthly fees generated by “representative position 2” of the YourTravelBiz.com sales organization equal to 50% of the monthly commissions and overrides earned by such representative position 2, paid monthly. Additionally, each of Messrs. J. Kim Sorensen and J. Scott Tomer receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. J. Kim Sorensen and J. Scott Tomer in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

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

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

On January 9, 2005, following both the Reorganization and a corresponding increase in the number of its authorized common shares from 20,000,000 to 50,000,000, each share of the aforementioned Series B convertible preferred stock was converted into one share of the Company’s common stock

On January 26, 2005, YTB International, Inc., formerly REZconnnect Technologies, Inc. (or the “Company”) authorized the sale to Laurus Master Fund, Ltd. (“Laurus”) of a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), which is convertible into the Company’s common stock at an initial fixed conversion price of $0.80 per share (the “Term Note”). Laurus also acquired a Common Stock Purchase Warrant for the purchase of up to 800,000 shares of Common Stock, exercisable until January 26, 2012 at a price of $1.25 per share on the first 400,000 shares and $1.58 on the 400,000 share balance (the “Warrant”). The Term Note matures on January 26, 2008 and is secured by a first priority lien on all collateral of the Company and its wholly-owned subsidiaries, including inventory, accounts receivable, raw materials and all of its ownership interests in REZconnect Technologies, Inc., YourTravelBiz.com, Inc. and YTB Travel Network, Inc., its wholly-owned subsidiaries. The Term Note is also guaranteed by each of the Company’s wholly-owned subsidiaries. The Term Note accrues interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%), but shall in no event be less than eight percent (8%) per annum. The Company also granted Laurus the right, on or prior to October 26, 2005 (270 days following the closing) to issue an additional note in the aggregate principal amount of $1,000,000 on the same terms and conditions (including the same interest rate and fixed conversion price of $1.25). Finally, the Company has granted Laurus registration rights with respect to all shares of Common Stock underlying the Term Note and Warrant. Closing and funding occurred January 2005. The second funding occurred on in October 2005.

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

On February 7, 2006, the Company reported that it was in the process of having its financial statements for the years ended December 31, 2004 and 2003 as previously-filed with the SEC on Form 10-KSB/A, re-audited by UHY LLP, the Company’s new independent registered public accounting firm.

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

On November, 20, 2006, the Company entered into a Settlement Agreement with Laurus Master Fund, Ltd., (Laurus), whereby the Company agreed to issue an additional 200,000 shares of YTBI stock to Laurus as settlement for liquidated damages for the Company’s inability to timely file a Registration Statement as stipulated in the original documents between Laurus and YTBI. In addition, all of the original document provisions are terminated, excluding January Warrant and the October Warrant

Effective November 22, 2006, an agreement has been reached between Michael Brent, Kim Sorensen and Scott Tomer for each of them to share a one-third interest in YTB Rep position #2. Previously, Mr. Brent had a one-sixth share in YTB Rep position #1. This agreement was reached to document the verbal agreement between the three parties whereby each would receive the same compensation. The Board of Directors had instructed the parties to come to a resolution of this issue and come back with a settlement. Formal approval of the change in employment contracts will occur at the next regular Board meeting.

Effective November 22, 2006, Michael Y. Brent, Derek J. Brent and Darren J. Brent resigned as members of the Company’s Board of Directors. Mr. Michael Y. Brent also resigned from his position as President of the Company, and Mr. Derek J. Brent resigned from his position as Secretary of the Company.

On December 27, 2006, J. Kim Sorenson, 56, was appointed as the President of the Company, effective immediately.

On December 27, 2006, Lou Brock and John Simmons, Esq. were elected to the Company’s Board of Directors, effective immediately. Mr. Brock is the chairman of the Compensation Committee, and Mr. Simmons is chairman of the Investment Committee.

NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS

On February 6, 2006, the Company concluded that its financial results for the years ended December 31, 2003 and 2004 and the interim periods ended March 31, June 30 and September 30, 2003 and the interim periods ended March 31, June 30, and September 30, 2004 would be restated to reflect certain error identified in its previously filed financial statements.

The Company recently filed its amended Annual Report on Form 10-KSB/A No. 6 for its fiscal year ended December 31, 2004 to reflect the restatement of its audited financial statements for the fiscal years ended December 31, 2004 and 2003. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. Subsequently, the Company began a review of the financial statements for the years ended December 31, 2004 and 2003, which gave rise to additional adjustments. An in-depth discussion of the items that have been restated in the Company’s financial statements for the years ended December 31, 2003 and 2004 and the cause for those restatements is provided in Note 14 included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004, which is being incorporated herein by reference.

The following tables summarize in a condensed format the financial statements previously reported and as restated for the items described in Form 10-KSB/A No. 6 for the year ended December 31, 2004 as they related to the year ended December 31, 2003 and for the quarters ended March 31, 2003 and 2004.

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

2003 RESTATEMENT SUMMARY

	As of December 31, 2003
	As Previously Reported	Adjustment	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,718	$(14,598)	$48,120
Available-for-sale securities	732,135	-	732,135
Accounts receivable (less allowance for doubtful accounts restated $173,909 and $74,061 originally reported)	255,244	(170,744)	84,500
Other prepaid expenses and current assets	-	4,400	4,400
Current portion of notes receivable	112,490	(112,490)	-
TOTAL CURRENT ASSETS	1,162,587	(293,432)	869,155

PROPERTY AND EQUIPMENT (net)	-	519,075	519,075
OTHER ASSETS	723,046	(494,374)	228,672

TOTAL ASSETS	$1,885,633	$(268,731)	$1,616,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$20,368	$(1,898)	$18,470
Accounts payable and accrued expenses	105,776	202,063	307,839
Deferred revenue	112,490	(112,490)	-
TOTAL CURRENT LIABILITIES	238,634	87,675	326,309

OTHER LONG-TERM LIABILITIES:
Long-term debt, less current maturities	300,802	1,898	302,700
Deferred revenue, less current portion	632,862	(626,324)	6,538
Other liabilities	26,266	-	26,266
TOTAL OTHER LONG-TERM LIABILITIES	959,930	(624,426)	335,504
TOTAL LIABILITIES	1,198,564	(536,751)	661,813

STOCKHOLDERS’ EQUITY
Common stock, issued and outstanding 10,606,314 restated and 10,779,361 as originally reported	10,462	144	10,606
Additional paid-in capital	6,439,863	194,340	6,634,203
Accumulated deficit	(5,763,256)	73,536	(5,689,720)
TOTAL STOCKHOLDERS’ EQUITY	687,069	268,020	955,089
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,885,633	$(268,731)	$1,616,902

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

	Three months ended March 31, 2003
	As Previously Reported	Adjustment	As Restated
NET REVENUES
Online travel store sales and monthly fees	$-	$51,982	$51,982
Online travel income	51,982	(51,982)	-
Travel commissions and services	-	216,949	216,949
Travel products and services	350,117	(350,117)	-
Franchise fees	11,134	(11,134)	-
Franchise service fees and other fees	123,552	104,013	227,565
Other	-	4,378	4,378

TOTAL NET REVENUES	536,785	(35,911)	500,874

OPERATING EXPENSES
Cost of travel services and products	254,582	(254,582)	-
Travel commissions	-	122,106	122,106
Franchise services and products	-	76,340	76,340
Depreciation and amortization	122,148	(15,583)	106,565
Marketing and selling	15,495	(15,494)	-
General and administrative	225,688	32,679	288,367

TOTAL OPERATING EXPENSES	617,913	(24,535)	593,378

LOSS FROM OPERATIONS	(81,128)	(11,376)	(92,504)

OTHER INCOME (EXPENSES)
Interest and dividend income	5,622	894	6,516
Interest expense	-	(3,493)	(3,493)
TOTAL OTHER INCOME (EXPENSES)	5,622	(2,544)	3,023

NET LOSS	$(75,506)	$(13,975)	$(89,481)

NET LOSS PER SHARE
Weighted-average shares outstanding	9,896,316	138,154	10,034,470
Basic and diluted loss per share	$(.01)	$(.00)	$(.01)

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

2004 RESTATEMENT SUMMARY

	As of March 31, 2004
	As Previously Reported	Adjustment	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,866	$(5,062)	$38,804
Available-for-sale securities	709,831	(147)	709,684
Accounts receivable (less allowance for doubtful accounts restated $173,909 and $65,009 originally reported)	261,625	(168,199)	93,426
Other current assets	-	44,201	44,201
Current portion of notes receivable	112,748	(112,748)	-
TOTAL CURRENT ASSETS	1,128,070	(241,955)	886,115

PROPERTY AND EQUIPMENT (net)	-	415,260	415,260
OTHER ASSETS	720,123	(494,202)	225,921

TOTAL ASSETS	$1,848,193	$(320,897)	$1,527,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$18,738	$(194)	$18,544
Accounts payable and accrued expenses	103,090	227,422	330,512
Deferred revenue	112,061	(112,061)	-
TOTAL CURRENT LIABILITIES	233,889	115,167	349,056

OTHER LONG-TERM LIABILITIES:
Long-term debt, less current maturities	297,942	194	298,136
Deferred revenue, less current portion	635,013	(628,475)	6,538
Other liabilities	26,266	-	26,266
TOTAL OTHER LONG-TERM LIABILITIES	959,221	(628,281)	330,940
TOTAL LIABILITIES	1,193,110	(513,114)	679,996

STOCKHOLDERS’ EQUITY
Common stock, issued and outstanding 10,779,361 restated and 10,462,983 as originally reported	10,462	317	10,779
Additional paid-in capital	6,439,863	233,968	6,673,831
Accumulated deficit	(5,795,242)	(42,068)	(5,837,310)
TOTAL STOCKHOLDERS’ EQUITY	655,083	192,217	847,300
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,848,193	$(320,897)	$1,527,296

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

	Three months ended March 31, 2004
	As Previously Reported	Adjustment	As Restated
NET REVENUES
Online travel store sales and monthly fees	$-	$106,953	$106,953
Online travel income	106,953	(106,953)	-
Travel commissions and services	-	264,733	264,733
Travel products and services	325,794	(325,794)	-
Franchise fees	3,745	(3,745)	-
Franchise service fees and other fees	139,542	2,660	142,202
Advertising and other	2,349	(1,406)	943

TOTAL NET REVENUES	578,383	(63,552)	514,831

OPERATING EXPENSES
Cost of travel services and products	279,915	(279,915)	-
Travel commissions	-	219,559	219,559
Franchise services and products	-	50,579	50,579
Depreciation and amortization	11,112	95,453	106,565
Marketing and selling	14,874	(14,874)	-
General and administrative	302,064	(21,058)	281,006

TOTAL OPERATING EXPENSES	607,965	49,744	657,709

LOSS FROM OPERATIONS	(29,582)	(113,296)	(142,878)

OTHER INCOME (EXPENSES)
Interest and dividend income	3,314	-	3,314
Interest expense	(5,297)	(2,729)	(8,026)
Loss on sale of short term investments	536	(536)	-
TOTAL OTHER INCOME (EXPENSES)	(1,447)	(3,265)	(4,712)

LOSS BEFORE INCOME TAXES	(31,029)	(116,561)	(147,590)

INCOME TAX	956	(956)	-

NET LOSS	$(31,985)	$(115,605)	$(147,590)

NET LOSS PER SHARE
Weighted-average shares outstanding	9,912,983	866,378	10,663,996
Basic and diluted loss per share	$(.00)	$(.01)	$(.01)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

REZconnect (R) Technologies, Inc. (the “Company”) is a franchisor of traditional “brick and mortar” travel agencies, as well as Internet-based, travel-related services and technology developing unique reservation systems for the travel and entertainment industry. We are also a full service provider of discount travel products and services to the leisure and small business traveler. We operate the business under our trade names “Travel Network,” “Global Travel Network” and “Travel Network Vacation Central,” as well as web sites “Bookmytravel.com” and “REZconnect.com.” We offer our customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, we offer our customers the ability to make reservations on over 400 airlines, at more than 35,000 hotels and with most major car rental companies, cruise lines and tour package operators.

The Company’s operations are comprised of 3 divisions. The first division is an extension of its travel franchise system. The extension is marketed as REZcity.com, an online local city guide and online travel store. The second division of the Company is its technology section, which builds reservation systems using proprietary applications for suppliers within the travel industry. The third division builds online travel stores for consumers of travel agents, as well as “Super Sites” for Travel Agents to book their clients travel. The Company has signed contracts with numerous Consortium groups to build online “Super sites” for their agent base. Contracts that have been signed include: Hickory Leisure, InteleTravel, OSSN, ARTA, GTM and the IT Group.

The Company’s consumer driven websites provide strong content and bookability with over 55 booking engines incorporated into one site, covering virtually all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service.

The Company typically charges $49 per month, on a non-contract basis, to own and operate on an online travel site. If an agent signs a one year contract, the cost is reduced and the agent only pays for 11 months of service. The Company also offers CLIA members a discounted rate of $39 per month with the same pre-payment plan described above. In addition, we offer CLIA agencies a free one-month trial before committing to a yearly contract. The agencies that pay month-to-month must pay by credit card while yearly contracts can be paid either by check or credit card.

Currently, there are over 5,300 consumer websites in operation. Site owners are permitted to solicit other organizations and associations to clone travel sites allowing for site owners to earn more revenue. The fee associated with a travel site clone is $25 per site, monthly.

REZcity is an online city guide and online travel store for over 53,000 towns throughout the United States providing a unique model for entrepreneurs and travel agencies to participate by licensing the local community content with rights to sell advertising and e-commerce solutions. The pricing for a local town of up to 25,000 in population is $1,500 for a one-time fee and an annual hosting fee of $150.

REZcity offers every postal zip code in the U.S. with strong content provided by over 100 sources, including weather, entertainment, sports, news, various information guides with yellow page listings of over 15,000,000 businesses. This site is currently in operation and was first available in 1998. The Company took over the site in 2002 and is currently offering this product to companies within the travel community.

A single unit franchise consists of a single town or zip code with a population of 25,000 or less. Franchisees are required to sell e-commerce and advertising solutions, to earn revenue, within their purchased territory and market their website to local residents residing in the community. An Area Representative Unit franchisee owns a minimum of 20 Franchise units in which he/she is responsible for the same tasks as a single unit franchise owner. A Master Unit franchisee owns a minimum of 600 Franchise units. A Master’s primary role is to sell individual franchise units and Area Representative Units. A Master earns revenue by Franchise sales as well as by sales created by franchisees within their master territory selling e-commerce and advertising solutions.

Revenues from the sale of Area Representative Unit franchisees and Master Unit franchisees are not usually recorded in our financial statement based on our accounting policy regarding the recognition of franchise revenues. Revenue is not recognized until all services have been rendered and substantial doubt of collectibility has been eliminated, usually upon receipt of payment.

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

In-house sales personnel have generally handled marketing of franchisees. All of the Company’s franchised operations are independently owned and operated. All sales of travel products by the Company are made through its franchisees or through its interactive web site. Operational expenses are related to franchise system sales and support personnel, executive management and administrative personnel.

In 2003, The Company signed an exclusive, 20-year management agreement to provide travel web site hosting the Company’s clients, “Your Travel Biz, Inc.” and “YTB Travel And Cruise LTD” (collectively, YTB) a network marketing company offering its representatives an interactive consumer website from the Company. All travel arrangements from the online website are serviced by a division of the Company. We currently host over 3,500 sites for YTB. Based on current projections supplied by YTB, the growth of new sites should increase significantly over the next several years. In conjunction with the signing of this agreement The Company issued YTB Travel and Cruise Ltd. and Your Travel Biz, Inc., 200,000 and 800,000 shares of stock respectively, as well as a loan in the aggregate of $150,000 to be repaid through a combination of credits and installment payments beginning in December 2002. YTB elected to repay the $150,000 loan in full in November 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004
AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues

Online travel store sales and monthly fees increased $54,971 while travel commissions and services increased by $47,784 for the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003. As the number of brick and mortar franchisees declines, the number of online stores has increased.

Franchise service and other fees decreased $85,363 for the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003. Other income decreased $3,435 for the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003.

Expenses

Travel commissions increased by $97,453 in the 2004 three-month period as compared to the 2003 three-month period as a result of higher related revenues. Such costs amounted to approximately 83% of revenues in the 2004 three-month period as compared to 56% of related revenues in the 2003 three-month period.

Franchise services and products expense decreased by $25,761 in the 2004 three-month period as compared to the 2003 three-month period.

General and administrative expenses decreased by $7,361 in the 2004 three-month period as compared to the 2003 three-month period.

Depreciation and amortization expense stayed the same at $106,565 for the three month period ended March 31, 2004 and 2003, as no depreciable amounts have been acquired.

Variability of Results

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry.

In addition, the Company expects that it will experience seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures are likely to cause fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Liquidity and Capital Resources

Cash used in operating activities for the first quarter of 2004 was $27,277 as compared to cash provided by operating activities of $67,845 in the comparable prior year period.

Cash provided by investing activities was $22,451 in the 2004 three month period as compared to cash used by investing activities of $94,993 in the 2004 three month period.

Cash used in financing activities was $4,490 in the first quarter of 2004. There was no cash financing activity in the first quarter of 2003.

We believe that our cash and short term investments on March 31, 2004 and our anticipated cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

New Accounting Pronouncements

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The company currently does not have any financial instruments that are within the scope of this Statement.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2004 Annual Report on Form 10-KSB/A No. 6 that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-KSB/A No. 6.

Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report, including without limitation statements regarding the Company's financial position, business strategy and the plans and objectives of the Company's management for future operations is forward-looking statements. When used in this quarterly report, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. In connection with the Form 10-QSB for the quarter ended March 31, 2004 and 2003 previously filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 and 2003.

On January 6, 2006, the Company self-reported to the Staff that it became aware that the Company’s previous independent accounting firm, Dischino and Associates, P.C., had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board. On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

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

The restatements are described in more detail in Note 13 in the Notes to Consolidated Financial Statements included in Form 10KSB/A (Amendment No. 6). Internal controls over financial reporting, including the application of accounting policies and principles, are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company’s disclosure controls as of December 31, 2004 and 2003. Remediation of those internal control issues is currently in process. The following is a summary of those weaknesses identified by management:

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

•
The Board of Directors failed to maintain documentation of approved acts of the Company. Formal Board of Director minutes were not maintained during this reporting period. As result, certain share-based transactions were not recorded or were recorded incorrectly in the Company’s financial statements.

In connection with the filing of this Form 10-QSB, the Company’s management including the Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004 and 2003. Because of the material weaknesses discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004 and 2003.

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

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the three months ended March 31, 2004 and 2003.

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

PART II — OTHER INFORMATION

Item 6. Exhibits.

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

*
This certification is attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. A signed original of this written statement required by Section 906 has been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZCONNECT TECHNOLOGIES, INC.

/S/ J. Scott Tomer

J. Scott Tomer, CEO
Dated: January 12, 2007

/s/ John D. Clagg

John D. Clagg, CFO
Dated: January 12, 2007