Form 10QSB/A
period 2004-06-30
YTB International, Inc.
filed 2007-01-12
CIK 852766

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
(now known as YTB International, Inc.)
(Exact Name of Small Business Issuer as Specified in Its Charter)

New York
(State or Other Jurisdiction of Incorporation or Organization)

11-2602120
(IRS Employer Identification Number)

1901 East Edwardville Road
Wood River, IL 62095
(Address of Principal Executive Offices)

(201) 567-8500
(Registrant’s Telephone Number, Including Area Code)

___________________________________________
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

EXPLANATORY NOTE

YTB International, Inc. (formerly REZconnect Technologies, Inc., the “former REZconnect”) ( “YTB” or the “Company”) is filing this Amendment No. 1 to Form 10-QSB for the three and six months ended June 30, 2004 to reflect the restatement of its audited consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and the three and six months ended June 30, 2004. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. On January 6, 2006, the Company self-reported to the staff of the United States Securities and Exchange Commission ( the “SEC” or the “Staff”) that it became aware that the Company’s previous independent accounting firm, Dischino & Associates, P.C. (“Dischino”) had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board (“PCAOB”). On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements for the years ended December 31, 2004 and 2003 included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

During February 2006, the Company began the restatement of the affected years’ and quarters’ financial statements. During the course of the review of 2003 and 2004 annual and quarterly reports, certain other errors were discovered, resulting from a lack of proper internal controls and procedures. These findings and the related restatement impact are described fully in Item 3 of this document as well as Note 12 in the accompanying Notes to Condensed Financial Statements and Note 14 included in the Company’s Annual Report filed on Form 10-KSB/A No. 6 for the year ended December 31, 2004.

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

Accordingly, the Company is filing this amendment to its Form 10-QSB for the three and six months ended June 30, 2004 for the purpose of:

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

REZCONNECT TECHNOLOGIES, INC.
Index to Quarterly Report on Form 10-QSB/A
Three and Six months ended June 30, 2004

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets June 30, 2004 (Unaudited) and December 31, 2003	3

Condensed Statements of Operations (Unaudited) Six months ended June 30, 2004 and 2003	4

Condensed Statements of Operations (Unaudited) Three months ended June 30, 2004 and 2003	5

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) Six months ended June 30, 2004	6

Condensed Statements of Cash Flows (Unaudited) Six months ended June 30, 2004 and 2003	7

Notes To Condensed Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis or of Financial Condition and Results of Operations	20

Item 3. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 6. Exhibits	27

Signatures	28

Certifications

REZCONNECT TECHNOLOGIES, INC.
Condensed Balance Sheets

	(RESTATED) June 30, 2004 (Unaudited)	(RESTATED) December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$68,489	$48,120
Available-for-sale securities	684,927	732,135
Accounts receivable (less allowance for doubtful accounts of $164,857 in 2004 and $173,909 in 2003)	102,328	84,500
Other prepaid expenses and current assets	81,001	4,400

Total current assets	936,745	869,155

Property and equipment, net	311,445	519,075
Other assets (net of accumulated amortization of $16,500 in 2004 and $11,000 in 2003)	238,815	228,672

TOTAL ASSETS	$1,487,005	$1,616,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$18,618	$18,470
Accounts payable and accrued expenses	409,868	307,839

Total current liabilities	428,486	326,309

Other long-term liabilities:
Long term debt, less current maturities	295,132	302,700
Deferred revenue	23,652	6,538
Other liabilities	23,326	26,266

Total other long-term liabilities	342,110	335,504

TOTAL LIABILITIES	770,596	661,813

STOCKHOLDERS' EQUITY
Common stock, par value $001; 20,000,000 shares authorized 11,351,845 shares in 2004 and 10,606,314 shares in 2003 issued and outstanding	11,352	10,606
Additional paid-in capital	6,764,856	6,634,203
Accumulated deficit	(6,059,799)	(5,689,720)

TOTAL STOCKHOLDERS’ EQUITY	716,409	955,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,487,005	$1,616,902

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statements of Operations
(Unaudited)

	Six months ended
	(RESTATED) June 30, 2004	(RESTATED) June 30, 2003
NET REVENUES
Travel commissions and services	$732,025	$515,699
Online travel store sales and monthly fees	232,215	108,789
Franchise service fees and other fees	310,824	432,998
Other	943	5,864

Total net revenues	1,276,007	1,063,350

OPERATING EXPENSES
Travel commissions	672,678	359,809
Franchise services and products	100,886	139,502
Depreciation and amortization	213,130	213,130
General and administrative	651,912	552,638

Total operating expenses	1,638,606	1,265,079

LOSS FROM OPERATIONS	(362,599)	(201,729)

OTHER INCOME (EXPENSE)
Interest and dividend income	15,798	6,786
Interest expense	(23,278)	(6,553)

Total other income (expense)	(7,480)	233

NET LOSS	$(370,079)	$(201,496)

NET LOSS PER SHARE

Weighted-average shares outstanding	10,817,093	10,226,136

Net loss per share - basic and diluted	$(0.03)	$(0.02)

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	(RESTATED) June 30, 2004	(RESTATED) June 30, 2003
NET REVENUES
Travel commissions and services	$467,292	$298,750
Online travel store sales and monthly fees	125,262	56,807
Franchise services fees and other fees	168,622	205,433
Other	-	1,486

Total net revenues	761,176	562,476

OPERATING EXPENSES
Travel commissions	453,119	237,703
Franchise services and products	50,307	63,162
Depreciation and amortization	106,565	106,565
General and administrative	370,906	264,271

Total operating expenses	980,897	671,701

LOSS FROM OPERATIONS	(219,721)	(109,225)

OTHER INCOME (EXPENSE)
Interest and dividend income	12,484	270
Interest expense	(15,252)	(3,060)

Total other income (expense)	(2,768)	(2,790)

NET LOSS	$(222,489)	$(112,015)

NET LOSS PER SHARE:

Weighted average shares outstanding	10,970,189	10,226,136

Net loss per share - basic and diluted	$(0.02)	$(0.01)

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statement of Changes in Stockholders’ Equity
(Unaudited)

Six months ended June 30, 2004 (RESTATED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 1, 2004, as restated	10,606,314	$10,606	$6,634,203	$(5,689,720)	$955,089

Shares issued for services	425,531	426	79,773	-	80,199

Shares issued for employee compensation	320,000	320	50,880	-	51,200

Net loss, as restated	-	-	-	(370,079)	(370,079)

Balance at June 30, 2004, as restated	11,351,845	$11,352	$6,764,856	$(6,059,799)	$716,409

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	(RESTATED) June 30, 2004	(RESTATED) June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(370,079)	$(201,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	213,130	213,130
Shares issued for services	80,199	45,101
Shares issued for employee compensation	51,200	15,487
Shares issued for services subsequently surrendered	-	(48,527)
Employee stock option expense	-	25,000
Changes in operating assets and liabilities:
Accounts receivable, net	(17,828)	(26,478)
Other prepaid expenses and current assets	(76,601)	-
Other assets	1,471	-
Accounts payable and accrued expenses	102,029	6,615
Other liabilities	(2,940)	(6,069)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(19,419)	22,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	365,701	119,473
Purchases of available-for-sale securities	(318,493)	(3,822)
Increase in notes receivable	-	(150,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	47,208	(34,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(7,420)	-

NET CASH USED IN FINANCING ACTIVITIES	(7,420)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,369	(11,586)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,120	63,318

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,489	$51,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,252	$3,060

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	-	$220,000
Increase (decrease) in notes receivable and deferred revenue	$17,114	$(81,602)

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

NOTE 2 - BASIS OF PRESENTATION

The Condensed Balance Sheet as of June 30, 2004, the related Condensed Statements of Operations for the three and six months ended June 30, 2004 and 2003, the Condensed Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2004 and the Condensed Statements of Cash Flows for the six months ended June 30, 2004 and 2003, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

NOTE 3 - PROPERTY PLANT AND EQUIPMENT

Property and equipment consists of the following:

	(RESTATED)	(RESTATED)
	June 30, 2004	December 31, 2003
Equipment	$103,744	$103,744
Furniture and fixtures	6,930	6,930
Capitalized software	1,245,052	1,245,052
	1,355,726	1,355,726
Less: Accumulated depreciation	(1,044,281)	(836,651)

Property and equipment, net	$311,445	$519,075

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Depreciation and amortization expense on property and equipment was $103,815 and $103,815 for the quarters ended June 30, 2004 and 2003, respectively and $207,630 and $207,630 for the six months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004 and December 31, 2003, capitalized software development costs, net of accumulated amortization, totaled $311,445 and $519,075, respectively. For the quarters ended June 30, 2004 and 2003, the Company recorded amortization of capitalized software development costs of $103,815 and $103,815, respectively and $207,630 and $207,630 for the six months ended June 30, 2004 and 2003 respectively.

NOTE 4 - FINANCING ARRANGEMENTS

Long-Term Debt

On January 11, 2002, as a result of the events of September 11, 2001, the Company borrowed $324,500 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date until November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s chief executive officer. The outstanding long-term debt balance as of June 30, 2004 and December 31, 2003 was $313,750 and $321,170, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating lease for the New Jersey office location which expires on April 30, 2008, to pay minimum annual rentals, currently at $44,170 per year plus real estate taxes and operating cost charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (“Wal-Mart”) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchisees also have a two-year term with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years.

Following is a summary of net rental income (expense):

	Three months ended (RESTATED)		Six months ended (RESTATED)
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Sublease rental income	$42,482	$56,059	$87,369	$123,003
Less minimum rental expense	35,390	52,234	74,922	118,074
Net rental income	$7,092	$3,825	$12,447	$4,929

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

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 - STOCK OPTIONS

As of June 30, 2004, the Company had a stock-based employee compensation plan which is described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-KSB/A No. 6.  The Company accounts for the plan in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations.   In the first and second quarter of 2003, the Company recognized $12,500 in each quarter in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	(RESTATED) Three months ended June 30,		(RESTATED) Six months ended June 30,
	2004	2003	2004	2003
Net loss - as reported	$(222,489)	$(112,015)	$(370,079)	$(201,496)

Add: Stock-based compensation expense included in reported net loss	-	12,500	-	25,000

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(111)	(2,750)	(222)	(5,500)

Net loss - pro forma	$(222,600)	$(102,265)	$(370,301)	$(181,996)

Net loss per share - basic and diluted
As reported	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Pro forma	$(0.02)	$(0.01)	$(0.03)	$(0.02)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003: risk-free interest rates of 2.9% and 3.5%, respectively: expected lives of 2 years; dividend yield of 0% and expected volatility of 75%.

NOTE 7 - STOCKHOLDERS’ EQUITY

In 2002, the Company issued shares into escrow in satisfaction of an indemnity agreement reached with a former officer. During the first quarter of 2003, the number of shares needed to satisfy the indemnity agreement became known and shares originally issued were cancelled. The Company recorded a reduction in the escrow account in the amount of $48,527 and an equivalent reduction in common stock and paid in capital in the amount of $221 and $48,307, respectively.

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

During the first half of 2003, equity compensation in the amount of $45,101was recorded as a result of 205,000 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $206 and additional paid in capital in the amount of $44,895. In addition, 70,396 shares were issued as compensation in the amount of $15,487 to employees with an offsetting adjustment to common stock and additional paid in capital in the amounts of $70 and $15,417, respectively.

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

During the first half of 2004, equity compensation in the amount of $80,199 was recorded as a result of 425,531 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $426 and additional paid in capital in the amount of $79,773. In addition, 320,000 shares were issued as compensation in the amount of $51,200 to employees with an offsetting adjustment to common stock and additional paid in capital in the amounts of $320 and $50,880, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2004 and 2003, the Company incurred consulting fee expenses for services provided by an entity owned by the Company’s then chief executive officer, a significant shareholder of the Company. These fees totaled approximately $3,000 for each of the quarters ended June 30, 2004 and 2003 and $15,000 and $18,000 for the six months ended June 30, 2004 and 2003, respectively. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.

NOTE 9 - SEGMENT INFORMATION

The Company operates in the following business segments: sales of travel through online travel stores; and developing and commercializing internet-based technology programs used in supporting online travel stores. The Company’s business segments operate primarily in the United States, but are structured for potential international growth.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

(RESTATED)
Six Months Ended June 30, 2004	Travel	Technology	Elimination	Total
External and inter- segment revenue	$1,043,792	$232,215	$-	$1,276,007
Segment profit (loss)	(227,453)	(142,626)	-	(370,079)
Assets	972,059	514,946	-	1,487,005
Depreciation and amortization	-	213,130	-	213,130
Capital Expenditures	-	-	-	-

(RESTATED)
Six Months Ended June 30, 2003	Travel	Technology	Elimination	Total
External and inter- segment revenue	$954,561	$108,789	$-	$1,063,350
Segment profit (loss)	14,287	(215,783)	-	(201,496)
Assets	1,551,518	941,204	-	2,492,722
Depreciation and amortization	-	213,130	-	213,130
Capital Expenditures	-	-	-	-

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

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

On February 7, 2006, the Company reported that it was in the process of having its financial statements for the years ended December 31, 2004 and 2003 as previously-filed with the SEC on Form 10-KSB/A, re-audited by UHY LLP, the Company's new independent registered public accounting firm.

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

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)
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

The following tables summarize in a condensed format the financial statements previously reported and as restated for the items described in Form 10-KSB/A No. 6 for the year ended December 31, 2004 as they related to the year ended December 31, 2003 and for the three and six months ended June 30, 2003 and 2004.

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

2003 RESTATEMENT SUMMARY

	As of December 31, 2003
	As Previously Reported	Adjustment	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,718	$(14,598)	$48,120
Available-for-sale securities	732,135	-	732,135
Accounts receivable (less allowance for doubtful accounts restated $173,909 and $74,061 originally reported)	255,244	(170,744)	84,500
Other prepaid expenses and current assets	-	4,400	4,400
Current portion of notes receivable	112,490	(112,490)	-
TOTAL CURRENT ASSETS	1,162,587	(293,432)	869,155

PROPERTY AND EQUIPMENT (net)	-	519,075	519,075
OTHER ASSETS	723,046	(494,374)	228,672

TOTAL ASSETS	$1,885,633	$(268,731)	$1,616,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$20,368	$(1,898)	$18,470
Accounts payable and accrued expenses	105,776	202,063	307,839
Deferred revenue	112,490	(112,490)	-
TOTAL CURRENT LIABILITIES	238,634	87,675	326,309

OTHER LONG-TERM LIABILITIES:
Long-term debt, less current maturities	300,802	1,898	302,700
Deferred revenue, less current portion	632,862	(626,324)	6,538
Other liabilities	26,266	-	26,266
TOTAL OTHER LONG-TERM LIABILITIES	959,930	(624,426)	335,504
TOTAL LIABILITIES	1,198,564	(536,751)	661,813

STOCKHOLDERS’ EQUITY
Common stock, issued and outstanding 10,606,314 restated and 10,779,361 as originally reported	10,462	144	10,606
Additional paid-in capital	6,439,863	194,340	6,634,203
Accumulated deficit	(5,763,256)	73,536	(5,689,720)
TOTAL STOCKHOLDERS’ EQUITY	687,069	268,020	955,089
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,885,633	$(268,731)	$1,616,902

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

	Three months ended June 30, 2003			Six months ended June 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported		Adjustment	As Restated
NET REVENUES
Travel commissions and services	$-	$298,750	$298,750	$		$515,699	$515,699
Travel products and services	359,328	(359,328)	-		709,445	(709,445)	-
Online travel store sales and monthly fees	-	56,807	56,807		-	108,789	108,789
Online travel income	56,807	(56,807)	-		108,789	(108,789)	-
Franchise service fees and other fees	115,180	90,253	205,433		238,732	194,266	432,998
Franchise fees	43,732	(43,732)	-		54,866	(54,866)	-
Other	-	1,486	1,486		-	5,864	5,864

Total net revenues	575,047	(12,571)	562,476		1,111,832	(48,482)	1,063,350

OPERATING EXPENSES
Travel commissions	-	237,703	237,703		-	359,809	359,809
Cost of travel services and products	316,064	(316,064)	-		570,646	(570,646)	-
Franchise services and products	-	63,162	63,162		-	139,502	139,502
Depreciation and amortization	122,148	(15,583)	106,565		244,296	(31,166)	213,130
Marketing and selling	14,519	(14,519)	-		30,014	(30,014)	-
General and administrative	214,405	49,866	264,271		440,093	112,545	552,638

Total operating expenses	667,136	4,565	671,701		1,285,049	(19,970)	1,265,079

LOSS FROM OPERATIONS	(92,089)	(17,136)	(109,225)		(173,217)	(28,512)	(201,729)

OTHER INCOME (EXPENSES)
Interest and dividend income	1,164	(894)	270		6,786	-	6,786
Interest expense	-	(3,060)	(3,060)		-	(6,553)	(6,553)

Total other income (expenses)	1,164	(3,954)	(2,790)		6,786	(6,553)	233

NET LOSS	$(90,925)	$(21,090)	$(112,015)		$(166,431)	$(35,065)	$(201,496)

NET LOSS PER SHARE:

Weighted average shares outstanding	10,156,077	70,059	10,226,136		10,156,077	70,059	10,226,136

Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.01)		$(0.02)	$(0.00)	$(0.02)

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

2004 RESTATEMENT SUMMARY

	As of June 30, 2004
	As Previously Reported	Adjustment	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,300	$(22,811)	$68,489
Available-for-sale securities	684,926	-	684,926
Accounts receivable (less allowance for doubtful accounts restated $169,644 and $65,009 originally reported)	267,673	(165,345)	102,328
Notes receivable	119,120	(119,120)	-
Interest receivable	10,036	(10,036)	-
Other prepaid expenses and current assets	-	81,002	81,002
TOTAL CURRENT ASSETS	1,173,055	(236,310)	936,745

PROPERTY AND EQUIPMENT (net)	92,362	219,083	311,445
OTHER ASSETS	686,677	(447,862)	238,815

TOTAL ASSETS	$1,952,094	$(465,089)	$1,487,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$19,273	$(655)	$18,618
Accounts payable and accrued expenses	146,923	262,945	409,868
Deferred revenue	118,062	(118,062)	-
TOTAL CURRENT LIABILITIES	284,258	144,227	428,486

OTHER LONG-TERM LIABILITIES:
Long-term debt, less current maturities	334,977	(39,845)	295,132
Deferred revenue, less current portion	628,232	(604,580)	23,652
Other liabilities	23,326	-	23,326
TOTAL OTHER LONG-TERM LIABILITIES	986,535	(644,425)	342,110
TOTAL LIABILITIES	1,270,793	(500,197)	770,596

STOCKHOLDERS’ EQUITY
Common stock, 11,351,845 restated and 10,462,983 as originally reported	10,462	890	11,352
Additional paid-in capital	6,439,863	324,993	6,764,856
Accumulated deficit	(5,769,024)	(290,775)	(6,059,799)
TOTAL STOCKHOLDERS’ EQUITY	681,301	35,108	716,409
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,952,094	$(465,089)	$1,487,005

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

	Three months ended June 30, 2004			Six months ended June 30, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET REVENUES
Travel commissions and services	$-	$467,292	$467,292	$-	$732,025	$732,025
Travel products and services	567,460	(567,460)	-	893,254	(893,254)	-
Online travel store sales and monthly fees	-	125,262	125,262	-	232,215	232,215
Online travel income	125,262	(125,262)	-	232,215	(232,215)	-
Franchise service fees and other fees	151,571	17,051	168,622	291,113	19,711	310,824
Franchise fees	50,857	(50,857)	-	54,602	(54,602)	-
Other	-	-	-	2,349	(1,406)	943

Total net revenues	895,150	(133,974)	761,176	1,473,533	(197,526)	1,276,007

OPERATING EXPENSES
Travel commissions	-	453,119	453,119	-	672,678	672,678
Cost of travel services	552,914	(552,914)	-	832,829	(832,829)	-
Franchise services and products	-	50,307	50,307	-	100,886	100,886
Depreciation and amortization	13,995	92,570	106,565	25,107	188,023	213,130
Marketing and selling	15,590	(15,590)	-	30,464	(30,464)	-
General and administrative	298,325	72,581	370,906	600,389	51,523	651,912

Total operating expenses	880,824	100,073	980,897	1,488,789	149,817	1,638,606

LOSS FROM OPERATIONS	14,326	(234,047)	(219,721)	(15,256)	(347,343)	(362,599)

OTHER INCOME (EXPENSES)
Interest and dividend income	22,520	(10,036)	12,484	25,834	(10,036)	15,798
Interest expense	(5,112)	(10,140)	(15,252)	(10,409)	(12,869)	(23,278)
Loss on sale of short term investments	(5,727)	5,727	-	(5,191)	5,191	-

Total other income (expenses)	11,681	(14,449)	(2,768)	10,234	(17,714)	(7,480)

Income (loss) before income taxes	26,007	(248,496)	(222,489)	(5,022)	(365,057)	(370,079)
Income tax expense (benefit)	(210)	210	-	746	(746)	-

NET LOSS	$26,217	$(248,706)	$(222,489)	$(5,768)	$(364,311)	$(370,079)

NET LOSS PER SHARE:

Weighted average shares outstanding	9,912,983	1,057,206	10,970,189	9,912,983	904,110	10,817,093
Net loss per share - basic and diluted	$0.00	$(.02)	$(0.02)	$0.00	$(0.03)	$(0.03)

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

Revenues from the sale of Area Representative Unit franchisees and Master Unit franchisees are not usually recorded in our financial statement based on our accounting policy regarding the recognition of franchise revenues. Revenue is recognized until all services have been rendered and substantial doubt of collectability has been eliminated, usually upon receipt of payment.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004
AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues

Online travel store sales and monthly fees increased $123,426 while travel commissions and services increased by $216,326 for the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003. As the number of brick and mortar franchisees declines, the number of online stores has increased.

Franchise service fees and other fees decreased $122,174 for the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003. Other income decreased $4,921 for the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003.

Expenses

Travel commissions increased by $312,869 in the 2004 six-month period as compared to the 2003 six-month period as a result of higher related revenues. Such costs amounted to approximately 53% of revenues in the 2004 six-month period as compared to 34% of related revenues in the 2003 six-month period.

Franchise services and product expense decreased by $38,616 in the 2004 six-month period as compared to the 2003 six-month period.

General and administrative expenses increased by $99,274 in the 2004 six-month period as compared to the 2003 six-month period.

Depreciation and amortization expense stayed the same at $213,130 for the six month period ended June 30, 2004 and 2003.

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

In addition, the Company expects that it will experience seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures are likely to cause fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition would likely be materially and adversely affected.

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

Liquidity and capital resources

Cash used in operating activities for the first half of 2004 was $19,419 as compared to cash provided by operating activities of $22,763 in the comparable prior year period.

Cash provided by investing activities was $47,208 in the first half of 2004 as compared to cash used by investing activities of $34,349 in the 2004 six month period.

Cash used in financing activities was $7,420 in the first half of 2004. There was no cash financing activity in the first half of 2003.

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. In connection with the Form 10-QSB for the three and six months ended June 30, 2004 and 2003 previously filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 and 2003.

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

The restatements are described in more detail in Note 14 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004. Internal controls over financial reporting, including the application of accounting policies and principles, are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company’s disclosure controls as of December 31, 2004 and 2003. Remediation of those internal control issues is currently in process. The following is a summary of those weaknesses identified by management:

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

In connection with the filing of this Form 10-QSB/A, the Company’s management including the Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004 and 2003. Because of the material weaknesses discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 and 2003.

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the three and six months ended June 30, 2004 and 2003.

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

PART II -- OTHER INFORMATION

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