Form 10QSB/A
period 2004-09-30
YTB International, Inc.
filed 2007-01-12
CIK 852766

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

1901 East Edwardsville Rd.
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

EXPLANATORY NOTE

YTB International, Inc. (formerly REZconnect Technologies, Inc., the “former REZconnect”) ( “YTB” or the “Company”) is filing this Amendment No. 1 to Form 10-QSB for the three and nine months ended September 30, 2004 to reflect the restatement of its audited consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and the three and nine months ended September 30, 2004. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. On January 6, 2006, the Company self-reported to the staff of the United States Securities and Exchange Commission ( the “SEC” or the “Staff”) that it became aware that the Company’s previous independent accounting firm, Dischino & Associates, P.C. (“Dischino”) had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board (“PCAOB”). On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements for the years ended December 31, 2004 and 2003 included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

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

Accordingly, the Company is filing this amendment to its Form 10-QSB for the three and nine months ended September 30, 2004 for the purpose of:

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

REZCONNECT TECHNOLOGIES, INC.
Index to Quarterly Report on Form 10-QSB/A
Three and Nine months ended September 30, 2004

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Balance Sheets September 30, 2004 (Unaudited) and December 31, 2003	3
Condensed Statements of Operations (Unaudited) Nine months ended September 30, 2004 and 2003	4
Condensed Statements of Operations (Unaudited) Three months ended September 30, 2004 and 2003	5
Condensed Statement of Changes in Stockholders’ Equity (Unaudited) Nine months ended September 30, 2004	6
Condensed Statements of Cash Flows (Unaudited) Nine months ended September 30, 2004 and 2003	7
Notes To Condensed Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	20
.
Item 3. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 6. Exhibits	27

Signatures	28

Certifications

REZCONNECT TECHNOLOGIES, INC.
Condensed Balance Sheets

	(RESTATED) September 30, 2004	(RESTATED) December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,711	$48,120
Available-for-sale securities	611,636	732,135
Accounts receivable (less allowance for doubtful accounts of $206,434 in 2004 and $173,909 in 2003)	106,617	84,500
Notes receivable	50,000	-
Other prepaid expenses and current assets	81,001	4,400
Total current assets	883,965	869,155
Property and equipment, net	207,630	519,075

Other assets (net of accumulated amortization of $19,250 in 2004 and $11,000 in 2003)	213,655	228,672

TOTAL ASSETS	$1,305,250	$1,616,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long term debt	$18,692	$18,470
Accounts payable and accrued expenses	305,980	307,839

Total current liabilities	324,672	326,309

Other long-term liabilities:
Long term debt, less current maturities	290,388	302,700
Deferred revenue, less current portion	2,445	6,538
Other liabilities	20,920	26,266

Total other long-term liabilities	313,753	335,504

TOTAL LIABILITIES	638,425	661,813

STOCKHOLDERS' EQUITY
Common Stock, par value $.001; 20,000,000 shares authorized; 11,351,845 shares in 2004 and 10,606,314 shares in 2003 issued and outstanding	11,352	10,606
Additional paid-in capital	7,059,523	6,634,203
Accumulated deficit	(6,404,050)	(5,689,720)

Total stockholders’ equity	666,825	955,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,305,250	$1,616,902

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statements of Operations
(Unaudited)

	Nine months ended
	(RESTATED) September 30, 2004	(RESTATED) September 30, 2003
NET REVENUES
Travel commissions and services	$1,190,629	$784,406
Online travel store sales and monthly fees	383,179	181,430
Franchise service fees and other fees	483,958	584,360
Other	1,118	11,030

Total net revenues	2,058,884	1,561,226

OPERATING EXPENSES
Travel commission	968,019	545,194
Franchise services and products	140,205	199,064
Depreciation and amortization	319,695	319,695
General and administrative	1,332,914	891,939

Total operating expenses	2,760,833	1,955,892

LOSS FROM OPERATIONS	(701,949)	(394,666)

OTHER INCOME (EXPENSE)
Interest and dividend income	17,907	15,948
Interest expense	(30,288)	(10,808)

Total other income (expense)	(12,381)	5,140

NET LOSS	$(714,330)	$(389,526)

NET LOSS PER SHARE:

Weighted average shares outstanding	10,995,343	10,295,581

Net loss per share - basic and diluted	$(0.06)	$(0.04)

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	(RESTATED) September 30, 2004	(RESTATED) September 30, 2003

NET REVENUES
Travel commissions and services	$458,604	$268,707
Online travel store sales and monthly fees	150,964	72,641
Franchise service fees and other fees	173,134	151,362
Other	175	5,166

Total net revenues	782,877	497,876

OPERATING EXPENSES
Travel commissions	295,341	185,385
Franchise services and products	39,319	59,562
Depreciation and amortization	106,565	106,565
General and administrative	681,002	339,301

Total operating expenses	1,122,227	690,813

L0SS FROM OPERATIONS	(339,350)	(192,939)

OTHER INCOME (EXPENSE)
Interest and dividend income	2,109	9,162
Interest expense	(7,010)	(4,255)

Total other income (expense)	(4,901)	4,907

NET LOSS	$(344,251)	$(188,030)

NET LOSS PER SHARE

Weighted average shares outstanding	10,995,343	10,295,581

Net loss per share - basic and diluted	$(0.03)	$(0.02)

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statement of Changes in Stockholders’ Equity
(Unaudited)

Nine months ended September 30, 2004 (RESTATED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 1, 2004, as restated	10,606,314	$10,606	$6,634,203	$(5,689,720)	$955,089

Shares issued for services	425,531	426	79,773	-	80,199

Shares issued for compensation	320,000	320	50,880	-	51,200

Stock option compensation	-	-	294,667	-	294,667

Net Loss, as restated	-	-	-	(714,330)	(714,330)

Balance at September 30, 2004, as restated	11,351,845	$11,352	$7,059,523	$(6,404,050)	$666,825

See accompanying notes to condensed financial statements.

REZCONNECT TECHNOLOGIES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	(RESTATED) September 30, 2004	(RESATATED) September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(714,330)	$(389,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	319,695	319,695
Shares issued for services	80,199	56,101
Shares issued to employees for compensation	51,200	15,487
Shares issued for services subsequently surrendered	-	(48,527)
Stock option expense	294,667	37,500
Changes in operating assets and liabilities:
Accounts receivable, net	(22,117)	(401)
Other prepaid expenses and current assets	(76,601)	(4,400)
Other assets	2,674	3,513
Accounts payable and accrued expenses	(1,859)	34,653
Other liabilities	(5,346)	(8,971)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(71,818)	15,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	542,147	541,283
Purchases of available-for-sale securities	(421,648)	(424,237)
Increase in notes receivable	(50,000)	(150,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	70,499	(32,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(12,090)	-

NET CASH USED IN FINANCING ACTIVITIES	(12,090)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,409)	(17,830)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,120	63,318

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,711	$45,488

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$30,288	$10,808

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	-	$220,000
Decrease in notes receivable and deferred revenue	$4,093	$81,602

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

NOTE 2 - BASIS OF PRESENTATION

The Condensed Balance Sheet as of September 30, 2004, the related Condensed Statements of Operations for the three and nine months ended September 30, 2004 and 2003, the Condensed Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2004 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

NOTE 3 - PROPERTY PLANT AND EQUIPMENT

Property and equipment consists of the following:

	(RESTATED)	(RESTATED)
	September 30, 2004	December 31, 2003
Equipment	$103,744	$103,744
Furniture and fixtures	6,930	6,930
Capitalized software	1,245,052	1,245,052
	1,355,726	1,355,726
Less: Accumulated depreciation	(1,148,096)	(837,378)

Property and equipment, net	$207,630	$519,075

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Depreciation and amortization expense on property and equipment was $103,815 and $103,815 for the three months ended September 30, 2004 and 2003, respectively and $311,445 and $311,445 for the nine months ended September 30, 2004 and 2003, respectively.

As of September 30, 2004 and December 31, 2003, capitalized software development costs, net of accumulated amortization, totaled $207,630 and $519,075, respectively. For the quarters ended September 30, 2004 and 2003, the Company recorded amortization of capitalized software development costs of $103,815 and $103,815, respectively and $314,445 and $314,445 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 4 - FINANCING ARRANGEMENTS

Long-Term Debt

On January 11, 2002, as a result of the events of September 11, 2001, the Company borrowed $324,500 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date until November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s chief executive officer. The outstanding long-term debt balance as of September 30, 2004 and December 31, 2003 was $309,080 and $321,170, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating lease for the New Jersey office location which expires on April 30, 2008, to pay minimum annual rentals, currently at $44,419 per year plus real estate taxes and operating cost charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (“Wal-Mart”) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchisees also have a two-year term with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years.

Following is a summary of net rental income (expense):

	(RESTATED) For the three months ended September 30,		(RESTATED) For the nine months ended September 30,
	2004	2003	2004	2003
Sublease rental income	$34,432	$45,096	$123,801	$168,099
Less minimum rental expense	31,516	48,561	106,438	166,635
Net rental income (expense)	$2,916	$(3,465)	$17,363	$1,464

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

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 - STOCK OPTIONS

As of September 30, 2004, the Company had a stock-based employee compensation plan which is described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-KSB/A No. 6.  The Company accounts for the plan in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations.   In the first three quarters of 2003, the Company recognized $12,500 in each quarter in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. FIN 44 requires variable accounting for compensation expense when stock options have been cancelled and re-issued with a change in strike price. The variable compensation associated with these types of stock options was an expense of $294,667 in the three and nine months ended September 30, 2004. No expense was required to be recognized in 2003. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	(RESTATED) Three months ended September 30,		(RESTATED) Nine months ended September 30,
	2004	2003	2004	2003
Net loss - as reported	$(344,251)	$(188,030)	$(714,330)	$(389,526)

Add: Stock-based compensation expense included in reported net loss	294,667	12,500	294,667	37,500

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(111)	(2,750)	(333)	(8,250)

Net loss - pro forma	$(49,695)	$(178,280)	$(419,996)	$(360,276)

Net loss per share - basic and diluted
As reported	$(.03)	$(.02)	$(.06)	$(.04)
Pro forma	$(.00)	$(.02)	$(.04)	$(.03)

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

During the first three quarters of 2003, equity compensation in the amount of $56,101was recorded as a result of 255,000 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $256 and additional paid in capital in the amount of $55,845. In addition, 70,396 shares were issued as compensation in the amount of $15,487 to employees with an offsetting adjustment to common stock and additional paid in capital in the amounts of $70 and $15,417, respectively.

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

During the first three quarters of 2004, equity compensation in the amount of $80,199 was recorded as a result of 425,531 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $426 and additional paid in capital in the amount of $79,773. In addition, 320,000 shares were issued as compensation in the amount of $51,200 to employees with an offsetting adjustment to common stock and additional paid in capital in the amounts of $320 and $50,880, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2004 and 2003, the Company incurred consulting fee expenses for services provided by an entity owned by the Company’s then chief executive officer, a significant shareholder of the Company. These fees totaled approximately $3,000 for each of the quarters ended September 30, 2004 and 2003 and $18,000 and $21,000 for the nine months ended September 30, 2004 and 2003, respectively. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.

NOTE 9 - SEGMENT INFORMATION

The Company operates in the following business segments: sales of travel through online travel stores; and developing and commercializing internet-based technology programs used in supporting online travel stores. The Company’s business segments operate primarily in the United States, but are structured for potential international growth.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

(RESTATED)
Nine Months Ended September 30, 2004	Travel	Technology	Elimination	Total
External and inter-segment revenue	$1,675,705	$383,179	$-	$2,058,884
Segment profit (loss)	(507,426)	(206,904)	-	(714,330)
Assets	896,869	408,381	-	1,305,250
Depreciation and amortization	-	319,695	-	319,695
Capital expenditures	-	-	-	-

(RESTATED)
Nine Months Ended September 30, 2003	Travel	Technology	Elimination	Total
External and inter-segment revenue	$1,379,796	$181,430	$-	$1,561,226
Segment profit (loss)	(70,129)	(319,397)	-	(389,526)
Assets	1,518,689	834,639	-	2,353,328
Depreciation and amortization	-	319,695	-	319,695
Capital expenditures	-	-	-	-

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

NOTE 11- SUBSEQUENT EVENTS

On December 8, 2004, the Company acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. (“YTB, Inc.”), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under laws of the State of New York and the reorganization provisions of the Internal Revenue Code. This acquisition, recorded at a total value of $4,847,928, was effected through an exchange of equity interests, with the Company exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB, Inc., (see Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report filed on Form 10-KSB/A No. 6 for the year ended December 31, 2004). Each share of such Series B convertible preferred stock was converted into one share of common stock on January 9, 2005 following the re-incorporation of the Company under the law of the State of Delaware and the corresponding increase in its number of authorized shares subsequent to December 31, 2004.

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

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

The following tables summarize in a condensed format the financial statements previously reported and as restated for the items described in Form 10-KSB/A No. 6 for the year ended December 31, 2004 as they related to the year ended December 31, 2003 and for the three and nine months ended September 30, 2003 and 2004.

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements

2003 RESTATEMENT SUMMARY

	As of December 31, 2003
	As Previously Reported	Adjustment	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,718	$(14,598)	$48,120
Available-for-sale securities	732,135	-	732,135
Accounts receivable (less allowance for doubtful accounts restated $173,909 and $74,061 originally reported)	255,244	(170,744)	84,500
Other prepaid expenses and current assets	-	4,400	4,400
Current portion of notes receivable	112,490	(112,490)	-
TOTAL CURRENT ASSETS	1,162,587	(293,432)	869,155
PROPERTY AND EQUIPMENT (net)	-	519,075	519,075
OTHER ASSETS	723,046	(494,374)	228,672

TOTAL ASSETS	$1,885,633	$(268,731)	$1,616,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$20,368	$(1,898)	$18,470
Accounts payable and accrued expenses	105,776	202,063	307,839
Deferred revenue	112,490	(112,490)	-
TOTAL CURRENT LIABILITIES	238,634	87,675	326,309

OTHER LONG-TERM LIABILITIES:
Long-term debt, less current maturities	300,802	1,898	302,700
Deferred revenue, less current portion	632,862	(626,324)	6,538
Other liabilities	26,266	-	26,266
TOTAL OTHER LONG-TERM LIABILITIES	959,930	(624,426)	335,504
TOTAL LIABILITIES	1,198,564	(536,751)	661,813

STOCKHOLDERS’ EQUITY
Common stock, issued and outstanding 10,606,314 restated and 10,879,983 as originally reported	10,462	144	10,606
Additional paid-in capital	6,439,863	194,340	6,634,203
Accumulated deficit	(5,763,256)	73,536	(5,689,720)
TOTAL STOCKHOLDERS’ EQUITY	687,069	268,020	955,089
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,885,633	$(268,731)	$1,616,902

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET REVENUES
Travel commissions and services	$-	$268,707	$268,707	$-	$784,406	$784,406
Travel products and services	290,095	(290,095)	-	999,540	(999,540)	-
Online travel store sales and monthly fees	-	72,641	72,641	-	181,430	181,430
Online travel income	72,641	(72,641)	-	181,430	(181,430)	-
Franchise service fees and other fees	111,925	39,437	151,362	350,657	233,703	584,360
Franchise fees	9,150	(9,150)	-	64,016	(64,016)	-
Other	-	5,166	5,166	-	11,030	11,030

Total net revenues	483,811	14,065	497,876	1,595,643	(34,417)	1,561,226

OPERATING EXPENSES
Travel commissions	-	185,385	185,385	-	545,194	545,194
Cost of travel services and products	250,344	(250,344)	-	820,990	(820,990)	-
Franchise services and products	-	59,562	59,562	-	199,064	199,064
Depreciation and amortization	122,148	(15,583)	106,565	366,444	(46,749)	319,695
Marketing and selling	21,695	(21,695)	-	51,709	(51,709)	-
General and administrative	245,433	93,870	339,303	685,526	206,413	891,939

Total operating expenses	639,620	51,195	690,815	1,924,669	31,223	1,955,892

LOSS FROM OPERATIONS	(155,809)	(37,130)	(192,939)	(329,026)	(65,640)	(394,666)

OTHER INCOME (EXPENSES)
Interest and dividend income	8,463	699	9,162	15,249	699	15,948
Interest expense	-	(4,255)	(4,255)	-	(10,808)	(10,808)

Total other income (expenses)	8,463	(3,556)	4,907	15,249	(10,109)	5,140

NET LOSS	$(147,346)	$(40,686)	$(188,032)	$(313,777)	$(75,749)	$(389,526)

NET LOSS PER SHARE:

Weighted average shares outstanding	10,227,788	67,793	10,295,581	10,227,788	67,793	10,295,581

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)	$(0.01)	$(0.04)

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

2004 RESTATEMENT SUMMARY

	As of September 30, 2004
	As Previously Reported	Adjustment	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,125	$13,586	$34,711
Available-for-sale securities	611,636	-	611,636
Accounts receivable (less allowance for doubtful accounts restated $206,434 and $65,009 originally reported)	306,217	(199,600)	106,617
Interest receivable	11,536	(11,536)	-
Prepaid expenses and other current assets	3,777	77,224	81,001
Current portion of notes receivable	121,021	(71,021)	50,000
Loans receivable	50,000	(50,000)	-
TOTAL CURRENT ASSETS	1,125,312	(241,347)	883,965

PROPERTY AND EQUIPMENT, net	83,083	124,547	207,630
OTHER ASSETS	696,248	(482,593)	213,655

TOTAL ASSETS	$1,904,643	$(599,393)	$1,305,250

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	6,780	11,912	18,692
Accounts payable and accrued expenses	128,814	177,166	305,980
Deferred revenue	118,192	(118,192)	-
TOTAL CURRENT LIABILITIES	253,786	70,886	324,672

OTHER LONG-TERM LIABILITIES:
Long-term debt, less current maturities	340,550	(50,162)	290,388
Deferred revenue, less current portion	620,500	(618,055)	2,445
Other liabilities	20,920	-	20,920
TOTAL OTHER LONG-TERM LIABILITIES	981,970	(668,217)	313,753
TOTAL LIABILITIES	1,235,756	(597,331)	638,425

STOCKHOLDERS’ EQUITY
Common stock, issued and outstanding 11,351,845 restated and 10,462,983 as originally reported	10,462	890	11,352
Additional paid-in capital	6,439,863	619,660	7,059,523
Accumulated deficit	(5,784,040)	(620,010)	(6,404,050)
Accumulated other comprehensive income	2,602	(2,602)	-
TOTAL STOCKHOLDERS’ EQUITY	668,887	(2,062)	666,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,904,643	$(599,393)	$1,305,250

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET REVENUES
Travel commissions and services	$-	$458,604	$458,604	$-	$1,190,629	$1,190,629
Travel products and services	644,318	(644,318)	-	1,537,572	(1,537,572)	-
Online travel store sales and monthly fees	-	150,964	150,964	-	383,179	383,179
Online travel income	150,964	(150,964)	-	383,179	(383,179)	-
Franchise service fees and other fees	116,704	56,430	173,134	407,817	76,141	483,958
Franchise fees	40,891	(40,891)	-	95,493	(95,493)	-
Other	-	175	175	2,349	(1,231)	1,118

Total net revenues	952,877	(170,000)	782,877	2,426,410	(367,526)	2,058,884

OPERATING EXPENSES
Travel commissions	-	295,341	295,341	-	968,019	968,019
Cost of travel services	624,360	(624,360)	-	1,457,189	(1,457,189)	-
Franchise services and products	194,925	(155,606)	39,319	194,925	(54,720)	140,205
Depreciation and amortization	12,892	93,673	106,565	37,999	281,696	319,695
Marketing and selling	53,506	(53,506)	-	83,970	(83,970)	-
General and administrative	79,118	601,884	681,002	679,507	653,407	1,332,914

Total operating expenses	964,801	157,426	1,122,227	2,453,590	307,243	2,760,833

LOSS FROM OPERATIONS	(11,924)	(327,426)	(339,350)	(27,180)	(674,769)	(701,949)

OTHER INCOME (EXPENSES)
Interest and dividend income	3,609	(1,500)	2,109	29,443	(11,536)	17,907
Interest expense	(5,776)	(1,234)	(7,010)	(16,185)	(14,103)	(30,288)
Loss on sale of short term investments	-	-	-	(5,191)	5,191	-

Total other income (expenses)	(2,167)	(2,734)	(4,901)	8,067	(20,448)	(12,381)

LOSS BEFORE INCOME TAXES	(14,091)	(330,160)	(344,251)	(19,113)	(695,217)	(714,330)

INCOME TAX	924	(924)	-	1,670	(1,670)	-

NET LOSS	$(15,015)	$(329,236)	$(344,251)	$(20,783)	$(693,547)	$(714,330)

NET LOSS PER SHARE:

Weighted average shares outstanding	9,912,983	1,082,360	10,995,343	9,912,983	767,555	10,995,343

Net loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.03)	$(0.00)	$(0.06)	$(0.06)

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

Revenues from the sale of Area Representative Unit franchisees and Master Unit franchisees are not usually recorded in our financial statement based on our accounting policy regarding the recognition of franchise revenues. Revenue is not recognized until all services have been rendered and substantial doubt of collectability has been eliminated, usually upon receipt of payment.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004
AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Online travel store sales and monthly fees increased $201,749 while travel commissions and services increased by $406,223 for the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003. As the number of brick and mortar franchisees declines, the number of online stores has increased.

Franchise service fees and other fees decreased $100,402 for the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003. Other revenues decreased $9,912 for the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003.

Expenses

Travel commissions increased by $422,825 in the 2004 nine-month period as compared to the 2003 nine-month period as a result of higher related revenues. Such costs amounted to approximately 81% of related revenues in the 2004 nine-month period as compared to 70% of related revenues in the 2003 nine-month period.

General and administrative expenses increased by $440,975 in the 2004 nine-month period as compared to the 2003 nine-month period.

Depreciation and amortization expense stayed the same at $319,695 for the nine month period ended September 30, 2004 and 2003.

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

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2004 was $71,818 as compared to cash provided by operating activities of $15,124 in the comparable prior year period.

Cash provided by investing activities was $70,499 in the nine months ended September 30, 2004 as compared to cash used by investing activities of $32,954 in the 2004 nine month period.

Cash used in financing activities was $12,090 in the nine months ended September 30, 2004. There were no cash financing activities in the comparable prior year period.

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. In connection with the Form 10-QSB for the three and nine months ended September 30, 2004 and 2003 previously filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 and 2003.

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

In connection with the filing of this Form 10-QSB, the Company’s management including the Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004 and 2003. Because of the material weaknesses discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 and 2003.

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the three and nine months ended September 30, 2004 and 2003.

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

PART II-- OTHER INFORMATION

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