Form 10QSB/A
period 2005-03-31
YTB International, Inc.
filed 2007-01-16
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 4

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 0-18412

YTB INTERNATIONAL, INC.
(formerly REZconnect Technologies, Inc.)
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)

20-2181181
(IRS Employer Identification No.)

1901 East Edwardsville Rd.
Wood Rivers, IL 62095
(Address of Principal Executive Offices)

(618) 655-9477
(Registrant’s Telephone Number, Including Area Code)

One Country Club View Drive
Edwardsville, Illinois 62025
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

EXPLANATORY NOTE

YTB International, Inc. (formerly REZconnect Technologies, Inc., the “former REZconnect”) ( “YTB” or the “Company”) is filing this Amendment No. 4 to Form 10-QSB for the quarter ended March 31, 2005 to reflect the restatement of its audited consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and the quarter ended March 31, 2005. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. On January 6, 2006, the Company self-reported to the staff of the United States Securities and Exchange Commission ( the “SEC”or the “Staff”) that it became aware that the Company’s previous independent accounting firm, Dischino & Associates, P.C. (“Dischino”) had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board (“PCAOB”). On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements for the years ended December 31, 2004 and 2003 included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

During February 2006, the Company began the restatement of the affected years’ and quarters’ financial statements. During the course of the review of 2003 and 2004 annual and quarterly reports, certain other errors were discovered, resulting from a lack of proper internal controls and procedures. These findings and the related restatement impact are described fully in Item 3 of this document as well as Note 14 in the accompanying Notes to Interim Condensed Consolidated Financial Statements and Note 14 included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004.

The Company’s Chief Executive Officer and Chief Financial Officer have considered the errors giving rise to this restatement and have determined that the errors resulted, in part, from a finding of material weaknesses in the Company’s internal disclosure controls and procedures. This conclusion was discussed and concurred with by both the Audit Committee and UHY LLP, the Company’s current independent registered public accounting firm. The deficient controls and procedures resulted in the improper selection and application of generally accepted accounting principles, improper recognition of revenue and expenses primarily related to the accounting treatment for the sale of the Company’s online travel stores, improper recording of share-based transactions and the improper development of accounting estimates. The Company has and is continuing to initiate policies and procedures designed to enhance internal controls related to financial reporting and disclosure.

Accordingly, the Company is filing this amendment to its Form 10-QSB/A No. 3 for the quarter ended March 31, 2005 for the purpose of:

•	amending and restating Item 1 “Financial Statements”;

•	amending and restated Item 2 “Management’s Discussion and Analysis or Plan of Operation”;

•	amending and restating Item 3 “Controls and Procedures” and

•	amending and restating Item 6 “Exhibits”.

Additionally, this Form 10-QSB/A No. 4 does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing, unless specifically stated otherwise in this report.

As a result of this restatement, updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-filed and included as exhibits to this amended Form 10-QSB.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB/A
Three months ended March 31, 2005

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets March 31, 2005 (Unaudited) and December 31, 2004	3

Condensed Consolidated Statements of Operations (Unaudited) Three months ended March 31, 2005 and 2004	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) Three months ended March 31, 2005	5

Condensed Consolidated Statements of Cash Flows (Unaudited) Three months ended March 31, 2005 and 2004	6

Notes To Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	26
.
Item 3. Controls and Procedures	32

PART II - OTHER INFORMATION

Item 6. Exhibits	35

Signatures	36

Certifications

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	(RESTATED) March 31, 2005 (Unaudited)	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$1,397,949	$25,719
Available-for-sale securities	1,334,611	528,311
Accounts receivable (less allowance for doubtful accounts of $307,355 in 2005 and $169,644 in 2004)	18,413	20,411
Prepaid marketing commissions	2,008,650	1,622,645
Other prepaid expenses and current assets	114,947	-
Total current assets	4,874,570	2,197,086

Property and equipment, net	279,982	353,047
Intangibles assets, net	3,071,940	3,262,800
Goodwill	2,224,322	2,224,322
Other assets	242,054	96,705

TOTAL ASSETS	$10,692,868	$8,133,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$146,051	$102,342
Current maturities of long-term debt	18,956	18,768
Accounts payable and accrued expenses	1,544,392	941,101
Current portion of deferred revenue	2,231,940	1,820,808
Convertible debt derivatives	83,361
Other current liabilities	-	100,000
Total current liabilities	4,024,700	2,983,019

Other long-term liabilities:
Long-term debt, less current maturities	277,666	286,789
Convertible debt derivatives	2,879,216	-
Deferred revenue, less current portion	67,242	86,245
Other liabilities	20,920	20,920
Total other long-term liabilities	3,245,044	393,954

TOTAL LIABILITIES	7,269,744	3,376,973

STOCKHOLDERS’ EQUITY
Preferred Stock, Series B convertible, par value $.001; liquidation preference $1.45 per share; 5,000,000 shares authorized, 4,092,376 issued and outstanding in 2004	-	4,092
Common Stock, par value $.001; 50,000,000 shares authorized, 24,094,153 shares issued and outstanding in 2005; and 20,000,000 shares authorized, 18,976,125 shares issued and outstanding in 2004	24,094	18,976
Additional paid-in capital	13,720,236	12,616,988
Accumulated deficit	(10,321,206)	(7,883,069)

TOTAL STOCKHOLDER’S EQUITY	3,423,124	4,756,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,692,868	$8,133,960

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	(RESTATED) March 31, 2005	(RESTATED) March 31, 2004
NET REVENUES
Online travel store sales and monthly fees	$2,303,993	$106,953
Travel commissions and services	877,388	264,733
Franchise service fees and other fees	114,640	142,202
Other	252,225	943

Total net revenues	3,548,246	514,831

OPERATING EXPENSES
Marketing commissions	1,656,742	-
Travel commissions	591,911	219,559
Franchise services and products	57,643	50,579
Depreciation and amortization	312,768	106,565
Marketing and selling	8,632	-
General and administrative	2,307,164	281,006

Total operating expenses	4,934,860	657,709

LOSS FROM OPERATIONS	(1,386,614)	(142,878)

OTHER INCOME (EXPENSES)
Change in fair value of derivatives	(956,015)	-
Interest and dividend income	1,761	3,314
Interest expense	(97,269)	(8,026)

Total other income (expenses)	(1,051,523)	(4,712)

NET LOSS	$(2,438,137)	$(147,590)

NET LOSS PER SHARE:

Weighted-average shares outstanding	24,094,148	10,663,996

Net loss per share - basic and diluted	$(0.10)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Three months ended March 31, 2005 (RESTATED)

	Delaware Series B Convertible Preferred		Delaware Common Stock		Series B Convertible Preferred		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2005, as restated	-	$-	-	$-	4,092,376	$4,092	18,976,125	$18,976	$12,616,988	$(7,883,069)	$4,756,987
Warrants issued in conjunction with debt offering	-	-	-	-	-	-	-	-	42,192	-	42,192

Conversion of common stock to Delaware common stock upon reincorporation in Delaware	-	-	18,976,125	18,976	-	-	(18,976,125)	(18,976)	-	-	-

Conversion of Series B preferred Stock to Delaware preferred stock upon reincorporation in Delaware	4,092,376	4,092	-	-	(4,092,376)	(4,092)	-	-	-	-	-

Conversion of preferred stock to common stock	(4,092,376)	(4,092)	4,092,376	4,092	-	-	-	-	-	-	-

Shares issued for services	-	-	88,152	88	-	-	-	-	117,499	-	117,587

Shares issued through private placement	-	-	937,500	938	-	-	-	-	749,062	-	750,000

Stock option expense	-	-	-	-	-	-	-	-	194,495	-	194,495

Net loss	-	-	-	-	-	-	-	-	-	(2,438,137)	(2,438,137)
Balance at March 31, 2005, as restated	-	$-	24,094,153	$24,094	-	$-	-	$-	$13,720,236	$(10,321,206)	$3,423,124

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Three months ended
	(RESTATED) March 31, 2005	(RESTATED) March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,438,137)	$(147,590)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	312,768	106,565
Amortization of deferred debt offering costs	9,668	-
Deferred revenue	411,132	-
Shares issued for services	117,587	39,801
Employee stock option expense	194,495	-
Change in fair value of convertible debt derivative	956,015	-
Accretion of discount on convertible debenture	22,754	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,998	(8,926)
Prepaid marketing commissions	(386,005)	-
Other prepaid expenses and current assets	(114,947)	(39,800)
Accounts payable and accrued expenses	603,291	22,673
NET CASH USED IN OPERATING ACTIVITIES	(309,381)	(27,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(753)	-
Proceeds from sale of available-for-sale securities	1,311,987	44,778
Purchases of available-for-sale securities	(2,118,287)	(22,327)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(807,053)	22,451

CASH FLOWS FROM FINANCING ACTIVITIES:
Other current liabilities	(100,000)	-
Repayment of notes payable	(4,381)
Principal payments on debt	(8,935)	(4,490)
Proceeds from shares issued in private placement memorandum	750,000	-
Proceeds from convertible debenture	2,000,000	-
Cash paid for debt issuance costs	(148,020)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,488,664	(4,490)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,372,230	(9,316)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,719	48,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,397,949	$38,804

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$97,269	$5,232

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in notes payable and property and equipment	$48,089	$-
Warrants issued for debt offering costs	$26,000	$-
Fair value of warrants issued with convertible debt	$16,192	$-
Fair value of convertible debt derivative	$1,923,201	$-
Decrease in notes receivable and deferred revenue	$19,003	$-

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of March 31, 2005, the related Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004, the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2005 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004.

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The condensed balance sheet as of December 31, 2004 was derived from the audited financial statements for the year then ended included in the Company’s 2004 Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(RESTATED)
Assets
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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited pro forma summary financial information presents the consolidated results of operations of the company as if the acquisition of YTB had occurred as of the beginning of the periods presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the company that would have been reported had the acquisition actually occurred on the first day of the periods presented or indicative of results that may occur in the future.

	(RESTATED) Three Months Ended
	March 31, 2004	March 31, 2003
Revenue	$1,585,970	1,185,803

Net loss	$(162,727)	(443,558)

Weighted average common shares outstanding	22,686,372	21,918,692

Basic and diluted loss per share	$(0.01)	(0.02)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(RESTATED) March 31, 2005	(RESTATED) December 31, 2004
Equipment	$137,230	$136,475
Furniture and fixtures	15,340	15,340
Capitalized software	1,361,650	1,361,650
Vehicles	143,857	95,769
	1,658,077	1,609,234
Less: Accumulated depreciation	(1,378,095)	(1,256,187)

Property and equipment, net	$279,982	$353,047

Depreciation and amortization expense on property and equipment was $121,908 and $103,815 for the quarters ended March 31, 2005 and 2004, respectively.

As of March 31, 2005 and December 31, 2004, capitalized software development costs, net of accumulated amortization, totaled $109,343 and $218,158, respectively. For the quarters ended March 31, 2005 and 2004, the Company recorded amortization of capitalized software development costs of $108,815 and $103,815, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 - INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of March 31, 2005 and December 31, 2004:

	(RESTATED)
	At March 31, 2005			At December 31, 2004
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360,000	$16,040	$343,960	$360,000	$3,180	$356,820
RTA agreements	690,000	215,160	474,840	690,000	42,660	647,340
Vendor agreements	220,000	6,860	213,140	220,000	1,360	218,640
Total amortized intangible assets	1,270,000	238,060	1,031,940	1,270,000	47,200	1,222,800

Unamortized intangible assets
Domain names	2,040,000	-	2,040,000	2,040,000	-	2,040,000
Total unamortized intangible assets	2,040,000	-	2,040,000	2,040,000	-	2,040,000

Total	$3,310,000	$238,060	$3,071,940	$3,310,000	$47,200	$3,262,800

(1) The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years, respectively.

 Amortization expense was $190,860 and $0 for the quarters ended March 31, 2005 and 2004, respectively.

NOTE 6 - FINANCING ARRANGEMENTS

Notes Payable

The Company is currently financing three vehicles in 2005 and two vehicles in 2004, payable in monthly installments ranging from approximately $1,000 to $1,200, at the rate of approximately 6.25%. The loans are payable through March 2008. The balance due on these vehicle loans as of March 31, 2005 and December 31, 2004 totaled $146,051 and $102,342, respectively.

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s president. The outstanding loan balance as of March 31, 2005 and December 31, 2004 was $296,622 and $305,557, respectively.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

•
Warrant Coverage - The Note contained 800,000 detachable stock warrants, which have a 7 year term, and are exercisable for the first 400,000 warrants at $1.58 per share, and the second 400,000 warrants at $1.72 per share.

•
Additional Loan Option - The investor, at its sole option, had the ability to loan an additional $1,000,000 to the Company on the same terms as the original Note, including proportional warrant coverage.

•
Registration Rights - As part of the Note agreement, the Company agreed to file a registration statement covering the warrants and potential shares to be issued upon conversion of the Note. The registration statement was to be filed within 30 days of the agreement, and declared effective within 120 days. The registration statement was to be continuously effective until the investor had sold all of the underlying shares. The registration rights agreement provides for a penalty of 2% per month. See Note 10.

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

$2,000,000

The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net increase in the embedded derivative liability in the first quarter of 2005 was $956,015, and is recorded as Other Expense in the Consolidated Statement of Operations. The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value is being amortized as debt discount using the effective interest rate method over the term of the Note.

In addition to the items noted above, the Company incurred debt issuance costs related to the Note of $174,020, of which $148,020 was paid in cash, and $26,000 was settled by issuing stock warrants. These costs are being amortized over the term of the Note.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating office lease for the offices in New Jersey which expires on April 30, 2008, to pay minimum annual rentals, currently at $46,837 per year plus real estate taxes and operating cost charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchises also have a two year term with options that mirror the master lease renewal options.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Following is a summary of net rental income (expense) for the Wal-Mart locations for the quarters ended March 31, 2005 and 2004:

	(RESTATED)
	2005	2004
Sublease rental income	$37,579	44,887
Less minimum rental expense	50,608	39,533
Net rental income (expense)	$(13,029)	$5,354

Employment agreements

The Company has entered into a long-term employment agreement with each of Mr. J. Scott Tomer, (Chief Executive Officer), Mr. J. Kim Sorensen, (Vice President), Mr. Michael Y. Brent, (President) and Mr. Derek J. Brent, (Secretary). All employment agreements expire December 31, 2009 and subject each officer to confidentiality provisions, as well as non-raid and non-compete provisions for an additional 2 years following termination of employment.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 - STOCK OPTIONS

As of March 31, 2005, the Company had a stock-based employee compensation plan which is described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-KSB.  The Company accounts for the plan in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.   As of March 31, 2005, the Company recognized $22,495 in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. Financial Accounting Standards Board Interpretation Number 44 requires variable accounting for compensation expense when stock options have been cancelled and reissued with a change in stock price. The variable compensation associated with these types of stock options for the first quarter of 2005 was compensation expense of $172,000. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three months ended
	(RESTATED) March 31, 2005	(RESTATED) March 31, 2004
Net loss - as reported	$(2,438,137)	$(147,590)

Add: Stock-based compensation expense included in reported net loss	194,495	-

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(33,630)	(111)

Net loss - pro forma	$(2,277,272)	$(147,701)

Net loss per common share - basic and diluted
As reported	$(0.10)	$(0.01)
Pro forma	$(0.09)	$(0.01)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rates of 3.4% and 2.9%, respectively: expected lives of 1.0 and 2.0 years, respectively; dividend yield of 0% and expected volatility of 75%.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2004, the Company incurred consulting fee expenses $12,000 for services provided by an entity owned by the Company's then Chief Executive Officer, a significant shareholder of the Company. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.

Certain members of management of the Company also own a company that YTB Marketing utilizes for printing of its sales materials. During the first three months of 2005, the Company expended $153,571 for printing sales materials. There were no payments made to this company in the first quarter of the prior year.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 - CAPITAL STOCK

On February 8, 2005, the Company commenced a Private Placement Offering for the issuance of up to 1,000,000 shares at a price of $0.80 per share. Pursuant to the terms of the offering, the minimum investment was $15,000. Each investor also received warrants exercisable into a like amount of shares at an exercise price of $1.75, exercisable for 5 years from date of issuance.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for the quarter ending March 31, 2005, net income would have been reduced by approximately $33,630 ($111 in the first quarter of 2004). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. The company currently intends to apply the prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in fiscal 2006.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. (Note: The amounts for the three months ended March 31, 2004 reflect pre-merger activity.) The “parent” column includes corporate items not specifically allocated to the segments.

(RESTATED)
Three Months Ended March 31, 2005	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter- segment revenue	$2,525,103	$992,467	$43,081	-	$(12,405)	$3,548,246
Segment profit (loss)	(88,280)	134,420	(88,726)	(2,395,551)	-	(2,438,137)
Assets	3,141,609	1,290,800	0	7,568,711	(1,308,252)	10,692,868
Depreciation and amortization	13,093	-	103,815	195,860	-	312,768
Capital expenditures	48,843	-	-	-	-	48,843

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(RESTATED)
Three Months Ended March 31, 2004	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter- segment revenue	$-	$407,878	$106,953	$-	$-	$514,831
Segment profit (loss)	-	(53,010)	(94,580)	-	-	(147,590)
Assets	-	905,786	621,510	-	-	1,527,296
Depreciation and amortization	-	-	106,565	-	-	106,565
Capital expenditures	-	-	-	-	-	-

NOTE 13 - SUBSEQUENT EVENTS

On October 12, 2005, the lender on the convertible note transaction described in Note 6 converted the remaining principal balance at that time of $1,800,000 into 1,800,000 shares of common stock. On October 31, 2005, the investor exercised its option for the additional loan, at which time the Company received cash proceeds of $1,000,000. As provided in the agreement, the investor also received 400,000 additional stock warrants, exercisable at $1.25 per share. The investor immediately converted the additional loan into common stock, receiving 800,000 shares.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

On February 6, 2006, the Company concluded that its financial results for the years ended December 31, 2003 and 2004 and the interim periods ended March 31, June 30 and September 30, 2003, the interim periods ended March 31, June 30, and September 30, 2004 and the interim periods ended March 31, June 30, and September 30, 2005 would be restated to reflect certain errors identified in its previously filed financial statements.

The Company recently filed its amended Annual Report on Form 10-KSB/A No. 6 for its fiscal year ended December 31, 2004 to reflect the restatement of its audited financial statements for the fiscal years ended December 31, 2004 and 2003. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. Subsequently, the Company began a review of the financial statements for the years ended December 31, 2004 and 2003, which gave rise to additional adjustments. An in-depth discussion of the items that have been restated in the Company’s financial statements for the years ended December 31, 2003 and 2004 as well as the interim periods ended March 31, June 30, September 30, 2004, is provided in Note 14 included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004, which is being incorporated herein by reference.

The following tables summarize in a condensed format the financial statements previously reported and as restated as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2005 and 2004. A detailed discussion of the restated items for March 31, 2005 and the three months then ended follows the summary.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2004 RESTATEMENT SUMMARY

	As of December 31, 2004
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$25,449	$270	$25,719
Available-for-sale securities	528,311	-	528,311
Accounts receivable (less allowance for doubtful accounts restated $169,644 and $65,009 originally reported)	383,033	(362,622)	20,411
Prepaid marketing commissions	1,716,958	(94,313)	1,622,645
Other prepaid expenses and current assets	15,312	(15,312)	-
Current portion of notes receivable	24,240	(24,240)	-
Loans receivable	122,195	(122,195)	-
Total current assets	2,815,498	(618,412)	2,197,086

Property and equipment, net	73,121	279,926	353,047
Intangible assets, net	6,458,333	(3,195,533)	3,262,800
Goodwill	9,436,118	(7,211,796)	2,224,322

Other assets:
Capitalized software (less accumulated amortization of $1,141,964 in 2004 and $105,222 originally reported)	79,514	(79,514)	-
Security deposits receivable and other assets	10,460	-	10,460
Prepaid commissions, less current portion	1,845,936	(1,845,936)	-
Notes receivable	137,360	(51,115)	86,245
Total other assets	2,073,270	(1,976,565)	96,705
TOTAL ASSETS	$20,856,340	$(12,722,380)	$8,133,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$202,342	$(100,000)	$102,342
Current maturities of long-term debt	19,532	(764)	18,768
Accounts payable and accrued expenses	743,743	197,358	941,101
Current portion of deferred revenue	1,737,984	82,824	1,820,808
Other current liabilities	-	100,000	100,000
Total current liabilities	2,703,601	279,418	2,983,019

Other long-term liabilities:
Long-term debt, less current maturities	283,221	3,568	286,789
Deferred revenue, less current portion	1,956,324	(1,870,079)	86,245
Other liabilities	20,920	-	20,920
Total other long-term liabilities	2,260,465	(1,866,511)	393,954
TOTAL LIABILITIES	4,964,066	(1,587,093)	3,376,973

STOCKHOLDERS’ EQUITY
Preferred stock, Series B, 4,092,376 shares issued and outstanding	4,092	-	4,092
Common stock, 18,976,125 shares issued and outstanding as restated and originally reported	18,976	-	18,976
Additional paid-in capital	22,055,712	(9,438,724)	12,616,988
Accumulated deficit	(6,186,506)	(1,696,563)	(7,883,069)
TOTAL STOCKHOLDERS’ EQUITY	15,892,274	(11,135,287)	4,756,987
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,856,340	$(12,722,380)	$8,133,960

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31, 2004
NET REVENUE	As Previously Reported	Adjustment	As Restated
Online travel store sales and monthly fees	$-	$106,953	$106,953
Online travel income	106,953	(106,953)	-
Travel commissions and services	-	264,733	264,733
Travel products and services	325,794	(325,794)	-
Franchise service fees and other fees	139,542	2,660	142,202
Franchise fees	3,745	(3,745)	-
Other	2,349	(1,406)	943

TOTAL NET REVENUES	578,383	(63,552)	514,831

OPERATING EXPENSES
Cost of travel services and products	80,108	(80,108)	-
Travel commissions	-	219,559	219,559
Commissions	199,807	(199,807)	-
Franchise services and products	-	50,579	50,579
Depreciation and amortization	11,112	95,453	106,565
Marketing and selling	14,874	(14,874)	-
General and administrative	302,064	(21,058)	281,006

TOTAL OPERATING EXPENSES	607,965	49,744	657,709

LOSS FROM OPERATIONS	(29,582)	(113,296)	(142,878)

OTHER INCOME (EXPENSES)
Interest and dividend income	3,314	-	3,314
Interest expense	(5,297)	(2,729)	(8,026)
Gain (loss) on sale of short term investments	536	(536)	-
TOTAL OTHER INCOME (EXPENSES)	(1,447)	(3,265)	(4,712)

LOSS BEFORE INCOME TAXES	(31,029)	(116,561)	(147,590)

INCOME TAX	957	(957)	-

NET LOSS	$(31,986)	$(115,604)	$(147,590)

LOSS PER SHARE
Weighted-average shares outstanding	9,912,983	751,013	10,663,996
Basic and diluted loss per share	$(.00)	$(.01)	$(.01)

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2005 RESTATEMENT SUMMARY

	As of March 31, 2005
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,567,831	$(1,317,749)	$250,082
Available-for-sale securities	1,484,231	998,247	2,482,478
Accounts receivable (less allowance for doubtful accounts Restated $307,355 and $65,009 originally reported)	389,167	(370,754)	18,413
Prepaid marketing commissions	2,060,514	(51,864)	2,008,650
Other prepaid expenses and current assets	301,765	(186,818)	114,947
Current portion of notes receivable	52,766	(52,766)	-
Loans receivable	336,359	(336,359)	-
Total current assets	6,192,633	(1,318,063)	4,874,570

Property and equipment, net	70,381	209,601	279,982
Intangible assets, net	6,333,333	(3,261,393)	3,071,940
Goodwill	9,436,118	(7,211,796)	2,224,322

Other assets:
Capitalized software (less accumulated amortization of $1,141,964 in 2004 and $113,480 originally reported)	62,159	(62,159)	-
Security deposits receivable and other assets	10,460	164,352	174,812
Prepaid marketing commissions, less current portion	2,283,409	(2,283,409)	-
Notes receivable	300,009	(232,767)	67,242
Total other assets	2,656,037	(2,413,983)	242,054
TOTAL ASSETS	$24,688,502	$(13,995,634)	$10,692,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$97,962	$48,089	$146,051
Current maturities of long-term debt	49,340	(30,384)	18,956
Accounts payable and accrued expenses	575,846	968,546	1,544,392
Current portion of deferred revenue	2,080,226	151,714	2,231,940
Convertible debt derivatives	-	83,361	83,361
Other current liabilities	12,016	(12,016)	-
Total current liabilities	2,815,390	1,209,310	4,024,700

Other long-term liabilities :
Long-term debt, less current maturities	1,949,646	(1,671,980)	277,666
Convertible debt derivatives	-	2,879,216	2,879,216
Deferred revenue, less current portion	2,495,111	(2,427,869)	67,242
Other liabilities	20,920	-	20,920
Total other long-term liabilities	4,465,677	(1,220,633)	3,245,044
TOTAL LIABILITIES	7,281,067	(11,323)	7,269,744

STOCKHOLDERS’ EQUITY
Common stock, 24,094,153 shares issued and outstanding as restated and as originally reported	24,094	-	24,094
Additional paid-in capital	23,592,063	(9,871,827)	13,720,236
Accumulated deficit	(6,207,063)	(4,114,143)	(10,321,206)
Accumulated other comprehensive income	(1,248)	1,248	-
Footing error	(411)	411	-
TOTAL STOCKHOLDERS’ EQUITY	17,407,435	(13,984,311)	3,423,124
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,688,502	$(13,995,634)	$10,692,868

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31, 2005
REVENUES	As Previously Reported	Adjustment	As Restated
Online travel store sales and monthly fees	$-	$2,303,993	$2,303,993
Online travel income	184,441	(184,441)	-
Travel commissions and services	-	877,388	877,388
Travel products and services	784,105	(784,105)	-
Commissions	233,185	(233,185)	-
Franchise service fees and other fees	74,273	40,367	114,640
Franchise fees	2,139	(2,139)	-
New RTA sales	513,602	(513,602)	-
Monthly maintenance fees	1,449,456	(1,449,456)	-
Printing and administrative service fees	395,879	(395,879)	-
Advertising and other	39,927	(39,927)	-
Other	-	252,225	252,225

GROSS REVENUES	3,677,007	(128,761)	3,548,246
Less returns and allowances	129,813	(129,813)	-

TOTAL NET REVENUES	3,547,194	1,052	3,548,246

OPERATING EXPENSES
Cost of travel services and products	532,634	(532,634)	-
Marketing commissions	-	1,656,742	1,656,742
Travel commissions	-	591,911	591,911
Commissions	1,111,303	(1,111,303)	-
Franchise services and products	-	57,643	57,643
Depreciation and amortization	145,347	167,421	312,768
Marketing and selling	-	8,632	8,632
General and administrative	1,523,002	784,162	2,307,164

TOTAL OPERATING EXPENSES	3,312,286	1,622,574	4,934,860

INCOME (LOSS) FROM OPERATIONS	234,908	(1,621,522)	(1,386,614)

OTHER INCOME (EXPENSES)
Change in fair market value of derivatives	-	(956,015)	(956,015)
Interest and dividend income	7,228	(5,467)	1,761
Interest expense	(255,047)	157,778	(97,269)
Loss on sale of short term investments	(5,671)	5,671	-
TOTAL OTHER INCOME (EXPENSES)	(253,490)	(798,033)	(1,051,523)

LOSS BEFORE INCOME TAXES	(18,582)	(2,419,555)	(2,438,137)

INCOME TAX	2,386	(2,386)	-

NET LOSS	$(20,968)	$(2,417,169)	$(2,438,137)

LOSS PER SHARE
Weighted-average shares outstanding	22,760,206	1,333,942	24,094,148
Basic and diluted loss per share	$(0.00)	$(0.10)	$(0.10)

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following provides an in-depth discussion of the items that have been restated in the Company’s financial statements as of and for the three months ended March 31, 2005 as summarized above:

Cash and Cash Equivalents

The Company identified errors in its bank and investment account reconciliation process which resulted in adjustments to the recorded balances. In addition, certain amounts previously reported as cash were reclassified to available-for-sale securities.

Available-for-sale Securities

The restatement represents a reclassification of previously-reported amounts that were incorrectly classified as cash.

Accounts Receivable (including Allowances for Doubtful Accounts)

The Company had not previously properly assessed the collectibility of its recorded accounts receivable balances. Upon an in-depth review the Company concluded that certain accounts should have been written off and the allowance for doubtful accounts should have been increased to allow for potentially uncollectible accounts.

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

Other Prepaid Expenses and Current Assets

The restatement represents a reclassification of previously - reported amounts.

Loans Receivable

The Company had not properly reconciled the certain accounts including the loans receivable.account. Upon an in-depth review the Company concluded that the amounts reflected in loans receivable did not represent valid collectible loans. Accordingly, the Company recorded an adjustment to write off this balance.

Property and Equipment (net) (Capitalized Software)

As discussed in the 2003 restatement summary included in Note 14 in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004, the Company previously wrote down capitalized software during 2003, and had determined that the write down was not appropriate, The restatement reflects the reversal of the original write-down of capitalized software occurring in 2003, less additional amortization of such capitalized software recorded in 2004 and in the first quarter of 2005. Additionally, the balances in the previously separately reported Capitalized Software caption have been reclassified and are now included in the Property and Equipment caption.

Additionally, the restatement is a result of the previously issued financial statements not properly reflecting property and equipment acquired in conjunction with the merger transactions on December 8, 2004. In addition the Company had not properly capitalized certain equipment purchases from the date of acquisition through March 31, 2005.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible Assets (net) and Goodwill

Upon the merger of YTB, Inc. and REZconnect, the excess of the value of the equity issued for the assets was recorded as Intangible Assets, including Goodwill. An independent appraisal was not performed. During 2005, the Company retained a qualified firm to perform valuations to determine the value of the consideration exchanged in the transaction as well as the value of identifiable intangible assets as of the acquisition date. As a result of the appraisal the Company determined that the total fair value of the consideration provided in the purchase was $4,847,928. Previously, the Company had reflected the value of the consideration to be $15,257,445. The allocation of the revised purchase price to the fair value of assets acquired resulted in a reduction in the value attributable to intangible assets of $3,190,000 and a reduction in the residual value allocated to goodwill in the amount of $7,211,796. In addition, the appraisal identified differing lives for the recorded intangible assets. The combination of different asset values and different amortization periods resulted in an increase in amortization in the amount of $71,393.

Security Deposits Receivable and Other Assets, Convertible Debt Derivatives, Long-term Debt Less Current Maturities, Long-term Convertible Debt Derivatives

The restatements represent corrections that were made to properly account for the convertible term note (the “NOTE”) the Company entered into in January 2005. The previous accounting treatment was revised and the transaction was recorded in accordance with SFAS No. 133 and EITF Issue No. 00-19. The corrected initial allocation of the gross proceeds of $2,000,000 was $1,923,201 allocated to the embedded derivative, $16,192 allocated to stock warrants and $60,607 allocated to the term note. The embedded derivative was initially recorded at fair value, and adjusted to fair value each subsequent balance sheet date. The net increase in the embedded derivative liability in the first quarter of 2005 was $956,015 and is recorded as Other Expense in the Consolidated Statement of Operations. The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value is being amortized as debt discount using the effective interest rate method over the term of the Note. In addition, the Company incurred debt issuance costs related to the Note in the amount of $174,020, which are being amortized over the term of the Note. See Note 6.

Notes Receivable and Deferred Revenue

In addition to the evaluation of the collectibility of accounts receivable performed by the Company the Company identified that it had not previously properly assessed the collectibility of its recorded notes receivable related to franchise operations. Upon an in-depth review, the Company concluded that certain notes should have been written off. The Company’s policy with respect to revenue recognition relative to franchise operations requires the collection of any amounts owed from franchisees before it is deemed appropriate to record revenue. Accordingly, the balances recorded in notes receivable are fully offset by a liability for deferred revenue. The deferred revenue balance was adjusted to reflect an offsetting adjustment to the write down of notes receivable.

Notes Payable

The Company determined that it did not record the note payable for a vehicle.

Accounts Payable and Accrued Expenses

As a result of a lack of internal controls related to proper cut-off and recording of expenses, the balances previously-reported were not proper. Company management reviewed and analyzed transactions, making appropriate cut-off corrections for these transactions, resulting in changes to previously-reported results in the amount of $933,968 with an equivalent increase in expenses.

As discussed in the 2003 restatement summary included in Note 14 in the Company’s Annual Report on Form 10-KSB/A No. 6, the Company identified unrecorded liabilities related to revolving credit card debt that had not been recorded in prior periods.  The Company recorded expense for amounts charged to the cards based on payments made. During the first quarter ending March 31, 2005 credit card payments were made in excess of charges in the amount of $34,578.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Current Liabilities

The restatement represents a reclassification of previously-reported amounts that were incorrectly classified as other current liabilities.

Current Maturities of Long-Term Debt and Long Term Debt

The Company determined that it had incorrectly identified the current portion of its long-term debt and recorded an adjustment to properly reflect the principal amounts currently due.

Preferred Stock, Common Stock and Additional Paid In Capital

In its originally filed financial statements the Company did not maintain an adequate accounting of shares issued to employees and others in compensation for services and did not properly apply generally accepted principles to record the issuance of those shares. In its restated financial statements, the Company has corrected the following errors:

•
During 2004, additional equity compensation in the amount of $1,113,612 has been recorded as a result of shares issued for services to vendors and employees that had not been previously recorded. The amount recorded as equity compensation was the fair value of the shares as of the date of issuance.

•
As discussed previously, the Company has corrected a previously recorded prior period adjustment it had recorded to reflect the issuance of 900,000 shares to an officer of the Company. The shares were issued in 2004. The total expense of $252,000 was recorded as a result of the share issuance. The company had previously reflected a prior period adjustment $201,600. As no binding agreement had been entered into by the Company to justify the accrual of an expense in the prior period the expense properly belongs in the period in which the shares were issued. Accordingly, the Company has reversed the previously recorded prior period adjustment and reflected the all of the expense in 2004

•
In 2001 the Company cancelled and reissued and repriced its outstanding options. Under the requirements of FIN 44 the reissuance and repricing subjects the stock option to variable accounting. In 2004 and the first quarter of 2005, the Company recorded additional equity compensation to reflect the change in value of its stock options under the provisions of APB No. 25 as interpreted by FIN 44 in the amount of $111,061 and $172,000, respectively.

•
During the first quarter of 2005, equity compensation in the amount of $81,377 was previously recorded as a result of 88,152 shares issued as compensation for services to non-empolyees with an offsetting adjustment to common stock in the amount of $88 and additional paid in capital in the amount of $81,289. The Company adjusted the amount recorded to additional paid in capital by $36,210 to reflect the fair value of the shares as of the date of issuance.

During 2004, as a result of the appraisal performed on the value of shares issued in connection with the purchase of YTB as more fully describe above the Company concluded that the value previously attributed to the shares issued was in error. Accordingly the Company revised the value of the consideration given in the transaction. The value originally subscribed to the transaction was reduced by $10,687,621.

During the first quarter of 2005, the Company had previously recorded an incorrect entry to reflect the convertible debt offering entered into in January 2005. As a result, the Company reversed the original entry of $706,000 to additional paid in capital and recorded $42,192 to reflect the value of warrants issued in conjunction with the convertible debt. (See separate caption for all changes relative to this item.)

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As a result of the various restatement items identified by the Company, the following changes have been reflected in stockholders’ equity:

Total Stockholders’ Equity at March 31, 2005 previously-reported	$17,407,435

2004 adjustment for shares issued to employees	1,267,700
2004 adjustment for shares issued to non-employees	46,662
2004 adjustment in value of shares issued in purchase of YTB	(10,687,621)
2004 change in previously-reported net loss	(1,905,039)
2004 stock option compensation for 2001 repriced options	111,061
Q105 adjustment for value of shares issued for services	36,210
Q105 value of warrants issued in conjunction with debt offering	42,192
Q105 stock option compensation for 2001 repriced options	172,000
Q105 compensation expense recognized for in-the-money options	22,495
Q105 reversal of incorrect entry for convertible debt	(706,000)
Q105 change in previously-reported net loss	(2,417,169)
Other	33,198

Total Stockholders’ Equity as restated	$3,423,124

Net Revenues

Based upon a more detailed analysis by company management, the Company concluded that the proper life of an RTA was 12 months. Previously, the Company had estimated the life of an RTA to be 36 months. This resulted in a reduction in deferred revenue and an increase in recorded revenue which was offset by previously overstated revenue related to intercompany website user fees and travel commission revenue. In addition, certain travel related revenue had previously been recognized on a gross rather than net basis for transactions in which the Company was an agent. In addition, the Company has reclassified amounts within the reported revenue captions to accurately reflect the components of revenue.

Commissions Expense (Represents Marketing Commission Expense and Travel Commission Expense) and Cost of Travel Services and Products/Marketing and Selling

Previously-reported results reflected Travel Commission Expenses on a cash basis rather than a full accrual basis. Restatements were necessary to properly reflect such expense on an accrual basis. In addition, certain reclassifications have been made from Marketing and Selling expense and Cost of Travel Services and Products to the Commissions Expense account.

Franchise Services and Products

After additional review by Company management, it was determined that numerous adjustments were necessary to properly classify Franchise Services and Products. This review was performed in conjunction with the review of franchise revenue discussed above. The restatements are a result of the need to record such expenses on an accrual basis and also due to the reclassification of certain expenses to more closely related to the applicable revenue segments.

Depreciation and Amortization Expense

As a result of the change in values assigned to Intangible Assets described previously and changes to the estimated useful lives of the assets amortization expense has been adjusted from previously-reported amounts. Additionally, adjustments have been recorded to reflect the continued amortization of capitalized software costs that had previously been written off, but for which write-off was reversed in 2003 (see 2003 Restatement Summary in Note 14 included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004).

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Marketing, Selling, General and Administrative Expenses

The increase is a result of recording additional expense related to certain share-based transactions that were not originally recorded as discussed above, in addition to the reclassification of certain previously-reported amounts. In addition, as previously discussed the company failed to achieve a proper cut-off of expenses and properly record certain credit card transactions and adjusted accounts payable and accrued expenses to reflect additional amounts recorded as of March 31, 2005.

Change in Fair Market Value of Derivatives

Corrections were made to properly account for the convertible term note (the “NOTE”) the Company entered into in January 2005. The previous accounting treatment was revised and the transaction was recorded in accordance with SFAS No. 133 and EITF Issue No. 00-19. The corrected initial allocation of the gross proceeds of $2,000,000 was $1,923,201 allocated to the embedded derivative, $16,192 allocated to stock warrants and $60,607 allocated to the term note. The embedded derivative was initially recorded at fair value, and adjusted to fair value at teach subsequent balance sheet date. The net increase in the embedded derivative liability in the first quarter of 2005 was $956,015 and is recorded as Other Expense in the Consolidated Statement of Operations. See Note 6.

Loss from Sales of Short-Term Investments and Interest Expense

Sales of investments were included in the investment analysis prepared by management. The review determined that there were no losses associated with the sale of short-term investments and amounts reflected as expense should have been reported as interest expense; therefore a reclassification between these accounts was necessary.

Interest and Dividend Income

Interest income was previously overstated due to improper interest income recognition and reclassifications from previous reported amounts.

Interest Expense

Interest expense was previously overstated due to improper accounting for the interest expense associated with the convertible term debt.

Income Taxes

As a result of the Company’s operating losses, no income taxes need to be provided.

Net Loss

As a result of the various restatement items identified by the Company, the following changes have been reflected in net loss for the quarter ended March 31, 2005.

Net loss as previously-reported	$(20,986)

Revenue gross to net	(79,005)
Travel Commission expense gross to net	79,005
Variable accounting on repriced stock options	(172,000)
Stock option compensation	(22,495)
Accrual basis accounting for operating expenses	(771,188)
Accounts Receivable bad debt expense	(169,644)
Change in fair market value of derivatives	(956,015)
Amortization of capitalized software	(312,768)
Other	(13,041)

Net loss as restated	$(2,438,137)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

YTB International, Inc. (the “Company”) is a leading Internet provider of online travel stores for travel agencies and home-based representatives using its services and technology. As described elsewhere in this report, YTB International, Inc. became the successor to the former REZconnect following the December 8, 2004 merger with YourTravelBiz.com, Inc. (“YTB, Inc.”) and the Company’s subsequent reincorporation under the laws of the State of Delaware on January 4, 2005. Subsequent to the reincorporation on January 4, 2005, the Company’s three operating groups became distinct wholly owned subsidiaries consisting of YourTravelBiz.com, Inc. (“YTB Marketing”), REZconnect Technologies Inc. (“Technologies”) and YTB Travel Network, Inc. (“YTB Travel”).

The Company operates the businesses under various trade names “Travel Network,” “Global Travel Network,” “Travel Network Vacation Central,” “YourTravelBiz.com,” “Your Travel Biz,” “YTBnet.com,” as well as web sites “Bookmytravel.com,” and “REZconnect.com.” The Company is also a full-service provider of discount travel products and services to the leisure and small business traveler. The Company offers its customers a reliable source of travel products and services through our agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. In addition, the Company offers its customers the ability to make reservations on over 400 airlines, at more than 57,000 hotels and with most major car rental companies, cruise lines and tour package operators.

Technologies’ consumer driven websites provide strong content and book-ability with over 60 booking engines incorporated into one site, covering all aspects of the travel industry. Sites are available for use 24 hours, 7 days a week, allowing travel agents the ability to personally follow-up with the online consumer and provide customer service. Technologies has signed contracts with numerous Consortium groups to build online super sites for their agent base, including Hickory Leisure, InteleTravel, OSSN, and ARTA. In-house sales personnel have generally handled marketing of franchisees. All of the Company’s franchised operations are independently owned and operated.

YTB Travel is a travel management subsidiary that processes travel sales from several different marketing systems including storefront and online business models, and processes and handle bookings (reservations) from over 14,000 websites. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to Internet for travel services presents the opportunity for advancement of products and services by referral relationships.

YTB Marketing is a direct sales organization marketing the Referring Travel Agent (“RTA”) online business opportunity and has sold 12,000 online travel stores which are currently in the system. The RTAs have the ability to book individual and group travel. YTB Marketing conducts business through recruitment, enrollment, initial training, and support of its sales force. YTB Marketing is a referral marketing group providing support products and services for the sales representatives. Currently, there are over 12,000 RTA consumer websites in operation and 1,700 Book MyTravel websites in operation. Site owners are permitted to solicit organizations and associations for travel sites allowing for site owners to earn more revenue.

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

Our revenues are divided among our franchise systems. YTB Travel and REZcity, plus our online website (Book My Travel), fees and travel services to date have come from the franchise system, travel services and online site fees. The Company expects that Technologies will continue to play an important part in our 2005 revenue projections as the Company releases the various applications within the travel and entertainment industries. Operational expenses are related to franchise system sales and support personnel, executive management and minimal administrative personnel. During the last three years a larger portion of our expenses were related to our technology development.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 16% for cruises and vacation packages. Airline tickets are a non-commissionable item and revenues are earned from service fees, which range from $4 to $15 per ticket. Based on the past several years leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but, in fact, have offered YTB Travel incentive commissions above the standard compensation for its volume business. YTB Travel expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering the Company lower commissions. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company’s business, operating results and financial condition.

YTB Marketing services an RTA network, while Technologies services the travel agent community. They both typically charge $49.95 per month on a non-contract basis to own and operate an online travel site, plus the Company can earn transactional compensation from travel purchased off each website. Brick and mortar franchisee Travel Network and Global Travel Network fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location.

The Company believes it is at the forefront of several growing trends: the increase in consumer spending in the travel industry, the boom in home-based businesses, and the growing acceptance of conducting retail business on the Internet. In addition, as “baby boomers” reach retirement age, the Company believes this segment of the market will pursue more leisure travel. Luxury cruise ship companies and resort builders are gearing up for this wave of retirees. Secondly, with job security, as well as an ability to spend time with the family, an ever-increasing concern, the Company believes the ability to own a home-based business is becoming an even more attractive option. Finally, the Company believes online travel planning will continue to make tremendous inroads in the marketplace as more people use the Internet to become better informed and save time and money.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total revenues:

	(RESTATED) Three Months Ended March 31, 2005	(RESTATED) Three Months Ended March 31, 2004
Net Revenues
Online travel store sales and monthly fees	65.1%	20.9%
Travel commissions and services	24.7%	51.4%
Franchise service and other fees	3.1%	27.5%
Miscellaneous	7.1%	0.2%

TOTAL NET REVENUES	100.0%	100.0%

Operating Expenses

Marketing commissions	46.7%	0.0%
Travel commissions	16.7%	42.7%
Franchise fees	1.6%	9.8%
Depreciation an amortization	8.8%	20.7%
Marketing and selling	0.2%	0.0%
General and administrative	65.0%	54.6%

TOTAL OPERATING EXPENSES	139.0%	127.8%

LOSS FROM OPERATIONS	(39.0%)	(27.8%)

Other Income (Expenses)

Change in FMV of derivatives	(26.9%)	0.0%
Interest and dividend Income	0.0%	0.6%
Interest expense	(2.7%)	(1.6%)

TOTAL OTHER INCOME (EXPENSE)	(29.6%)	(1.0%)

NET LOSS	(68.6%)	(28.8%)

NOTE: The consolidated results for the three-months ended March 31, 2005 include the accounts of the Company and its three wholly-owned subsidiaries, Technologies; YTB Travel; and YTB Marketing. The results for the three-months ended March 31, 2004 represent the accounts of the former REZconnect only, because at March 31, 2004, the merger and subsequent consolidation had not yet occurred. As such, comparisons between March 31, 2005 and March 31, 2004 will reflect variances causing incompatibility between those two periods.

Revenues

Franchise service fees and other fees decreased $27,562 for the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004.

Travel commissions and services increased by $612,655 in the 2005 three-month period, an increase of 231.4%. The increase is attributable to an increase in the representatives utilizing the Company as their travel provider.

The online travel stores sales and monthly fees increases are attributable to the merger with YTB, Inc. (see note above).

Other income increased $251,282 for the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004.

Expenses

Marketing commissions are attributable to the merger with YTB, Inc. (see note above).

The cost of travel commissions increased by $372,352 or 169.6% for the 2005 three month period, as compared to the 2004 three-month period.

Franchise services and products increased by $7,064 or 14% for the 2005 three month period, as compared to the 2004 three month period.

Depreciation and amortization expenses increased by $206,203 for the 2005 three month period, as compared to the 2004 three month period, which is attributable mainly to the amortization of the sales representative agreements acquired in the merger with YTB, Inc..

The cost of marketing commissions for the 2005 three month period increased compared to the 2004 three month period which is attributable to the merger with YTB, Inc. (see note above).

General and administrative expenses increased by $2,026,157 for the 2005 three month period, as compared to the 2004 three month period. As a percentage of total revenues, general and administrative expenses were 65.0% in 2005 as compared to 54.6% in 2004. The increase in general and administrative expense in 2005 is attributable to the merger with YTB, Inc.

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

Variability of results

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

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to the events of September 11, 2001 and the conflict with Iraq.

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

The material effects on our operations that the Company anticipates as a result of the merger with YTB, Inc. will be a significant increase in RTAs and membership revenue, as well as a commensurate increase in related commission expense.

Liquidity and capital resources

Cash used by operating activities for the first quarter of 2005 was $309,381 as compared to cash used by in operating activities of $27,277 in the comparable prior year period.

Cash used by investing activities was $807,053 in the 2005 three month period as compared to cash provided by investing activities of $22,451 in the 2004 three month period.

Cash provided by financing activities was $2,488,664 in the first quarter of 2005 versus cash consumed by financing activities of $4,490 during the first quarter of 2004. As of March 31, 2005, the Company had $1,397,949 in cash and $1,334,611 in marketable securities, as a result of raising of capital from the sale of a $2,000,000 convertible note which occurred in January 2005 and from $750,000 in proceeds from the issuance of stock in a private placement transaction.

The Company believes that cash and short term investments on hand at March 31, 2005 and its cash flow from operations will be sufficient to meet its obligations on a timely basis for the next 12 months.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for the quarter ending March 31, 2005, net income would have been reduced by approximately $33,630 ($111 in the first quarter of 2004). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. The company currently intends to apply the prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in fiscal 2006.

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

Forward-looking statements

All statements other than statements of historical fact included in this quarterly report, including without limitation statements regarding the Company's financial position, business strategy and the plans and objectives of the Company's management for future operations is forward-looking statements. When used in this quarterly report, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 3.  CONTROLS AND PROCEDURES

a.  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. In connection with the Form 10-QSB for the quarter ended March 31, 2005, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2005.

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

As a result of the notification of non-reliance filed, the Company began its restatement of the affected years’ and quarters’ financial statements. The Company believes that the restatements resulted from record retention deficiencies and lack of internal controls at the former REZconnect. However, the Company is taking numerous steps to tighten controls and strengthen internal control policies and procedures.

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

The restatements are described in more detail in Note 14 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report filed on Form 10-KSB/A No. 6 for the year ended December 31, 2004 and Note 13 in the Notes to Condensed Consolidated Financial Statements included in the Company’s Condensed Financial Statements included herein. Internal controls over financial reporting, including the application of accounting policies and principles, are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company’s disclosure controls as of March 31, 2005 and 2004. Remediation of those internal control issues is currently in process. The following is a summary of those weaknesses identified by management:

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarters ended March 31, 2005 and 2004.

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

We have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified subsequent to the end of 2005. These actions include adopting an adequate review of the annual and quarterly financial statements, engaging qualified personnel to prepare the statements and ensuring that the personnel receive continuing professional educational related specifically to US GAAP. These actions were put in place beginning January, 2006.

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

The legal firm of Greenberg Traurig was retained by the Audit Committee of the Board of Directors of the Company to handle the inquiry and to make recommendations to the Audit Committee. In April 2006, the findings of Greenberg Traurig were presented to the Company’s Audit Committee of the Board of Directors. As a result, the Audit Committee presented certain resolutions to the Board of Directors which were adopted on April 24, 2006. The resolutions included, but were not limited to, enhanced controls over an executive’s ability to enter into contracts on behalf of the Company, additional controls over safeguarding Company assets and changes to enhance the Company’s record retention procedures.

In September 2006, the Company’s Chief Financial Officer and the Company’s legal counsel met with the SEC Staff to explain the financial statement restatements, the internal control weaknesses that gave rise to those restatements as well as the corrective actions that have been undertaken.

PART II-- OTHER INFORMATION

Item 6: Exhibits

10.1
Employment Agreement dated January 1, 2005 by and between Michael Y. Brent and YTB International, Inc. (incorporated by reference to YTB International, Inc.’s Annual Report for fiscal year 2005 on Form 10-KSB, exhibit 10.9 filed November 22, 2006).

10.2
Employment Agreement dated January 1, 2005 by and between Derek Brent and YTB International, Inc. (incorporated by reference to YTB International, Inc.’s Annual Report for fiscal year 2005 on Form 10-KSB, exhibit 10.10 filed November 22, 2006).

10.3
Employment Agreement dated January 1, 2005 by and between J. Scott Tomer and YTB International, Inc. (incorporated by reference to YTB International, Inc.’s Annual Report for fiscal year 2005 on Form 10-KSB, exhibit 10.11 filed November 22, 2006).

10.4
Employment Agreement dated January 1, 2005 by and between J. Kim Sorensen and YTB International, Inc. (incorporated by reference to YTB International, Inc.’s Annual Report for fiscal year 2005 on Form 10-KSB, exhibit 10.12 filed November 22, 2006).

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

YTB International, Inc.

/s/ J. Scott Tomer
J. Scott Tomer, CEO
Dated: January 16, 2007

/s/ John D. Clagg
John D. Clagg, CFO
Dated: January 16, 2007