Form 10QSB/A
period 2005-06-30
YTB International, Inc.
filed 2007-01-16
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

(618) 655-9477
(Registrant's telephone number, including area code)

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

EXPLANATORY NOTE

YTB International, Inc. (formerly REZconnect Technologies, Inc., the “former REZconnect”) (“YTB” or the “Company”) is filing this Amendment No. 2 to Form 10-QSB for the three and six months ended June 30, 2005 to reflect the restatement of its audited consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and the quarters ended March 31, 2005 and June 30, 2005. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. On January 6, 2006, the Company self-reported to the staff of the United States Securities and Exchange Commission ( the “SEC” or the “Staff”) that it became aware that the Company’s previous independent accounting firm, Dischino & Associates, P.C. (“Dischino”) had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board (“PCAOB”). On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements for the years ended December 31, 2004 and 2003 included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

During February 2006, the Company began the restatement of the affected years’ and quarters’ financial statements. During the course of the review of 2003 and 2004 annual and quarterly reports, certain other errors were discovered, resulting from a lack of proper internal controls and procedures. These findings and the related restatement impact are described fully in Item 3 of this document as well as Note 14 in the accompanying Notes to Consolidated Financial Statements and Note 14 included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004.

The Company’s Chief Executive Officer and Chief Financial Officer have considered the errors giving rise to this restatement and have determined that the errors resulted, in part, from a finding of material weaknesses in the Company’s internal disclosure controls and procedures. This conclusion was discussed and concurred with by both the Audit Committee and UHY LLP, the Company’s current independent registered public accounting firm. The deficient controls and procedures, improper recognition of revenue and expenses primarily related to the accounting treatment for the sale of the Company’s online travel stores, improper recording of share-based transactions and the improper development of accounting estimates. The Company has and is continuing to initiate policies and procedures designed to enhance internal controls related to financial reporting and disclosure.

Accordingly, the Company is filing this amendment to its Form 10-QSB for the three and six months ended June 30, 2005 for the purpose of:

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

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB/A
Three and Six months ended June 30, 2005

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS	(RESTATED) June 30, 2005 (Unaudited)	(RESTATED) December 31, 2004
Current assets:
Cash and cash equivalents	$547,574	$25,719
Available-for-sale securities	2,639,758	528,311
Accounts receivable (less allowance for doubtful accounts of $307,355 in 2005 and $169,644 in 2004)	112,990	20,411
Notes receivable	20,000	—
Prepaid marketing commissions	3,014,982	1,622,645
Other prepaid expenses and current assets	202,338	—
Total current assets	6,537,642	2,197,086

Property and equipment, net	405,126	353,047
Intangible assets, net	2,881,080	3,262,800
Goodwill	2,224,322	2,224,322
Other assets	228,910	96,705

TOTAL ASSETS	$12,277,080	$8,133,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$162,193	$102,342
Current maturities of long-term debt	19,146	18,768
Accounts payable and accrued expenses	1,679,265	941,101
Current portion of deferred revenue	3,326,203	1,820,808
Convertible debt derivatives	201,054	—
Other current liabilities	—	100,000

Total current liabilities	5,387,861	2,983,019

Other long-term liabilities:
Long-term debt, less current maturities	275,643	286,789
Convertible debt derivatives	4,363,105	—
Deferred revenue, less current portion	67,242	86,245
Other liabilities	23,636	20,920
Total other long-term liabilities	4,729,626	393,954

TOTAL LIABILITIES	10,117,487	3,376,973

STOCKHOLDERS’ EQUITY
Preferred Stock, Series B convertible, par value $.001; Liquidation preference $1.45 per share; 5,000,000 shares authorized, 4,092,376 issued and outstanding	—	4,092
Common Stock, par value $.001; 50,000,000 shares authorized; 24,364,321 shares issued and outstanding in 2005; 20,000,000 shares authorized, 18,976,125 shares issued and outstanding in 2004	24,364	18,976
Additional paid-in capital	14,212,779	12,616,988
Accumulated deficit	(12,077,550)	(7,883,069)

Total stockholders’ equity	2,159,593	4,756,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,277,080	$8,133,960

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended
	(RESTATED) June 30, 2005	(RESTATED) June 30, 2004
NET REVENUES
Online travel store sales and monthly fees	$5,424,805	$232,215
Travel commissions and services	2,249,476	732,025
Franchise service fees and other fees	216,162	310,824
Other	701,279	943

Total net revenues	8,591,722	1,276,007

OPERATING EXPENSES
Marketing commissions	3,863,487	—
Travel commissions	1,639,090	672,678
Franchise services and products	99,416	100,886
Depreciation and amortization	531,866	213,130
Marketing and selling	62,622	—
General and administrative	3,879,003	651,912

Total operating expenses	10,075,484	1,638,606

LOSS FROM OPERATIONS	(1,483,762)	(362,599)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(2,439,905)	—
Interest and dividend income	30,886	15,798
Interest expense	(301,700)	(23,278)

Total other income (expense)	(2,710,719)	(7,480)

NET LOSS	$(4,194,481)	$(370,079)

NET LOSS PER SHARE:

Weighted-average shares outstanding	24,014,545	10,817,093

Net loss per share - basic and diluted	$(0.17)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	(RESTATED) June 30, 2005	(RESTATED) June 30, 2004
NET REVENUES
Online travel store sales and monthly fees	$3,120,812	$125,262
Travel commissions and services	1,372,088	467,292
Franchise service fees and other fees	101,522	168,622
Other	449,054	—

Total net revenues	5,043,476	761,176

OPERATING EXPENSES
Marketing commissions	2,206,745	—
Travel commissions	1,047,179	453,119
Franchise services and products	41,773	50,307
Depreciation and amortization	219,098	106,565
Marketing and selling	53,990	—
General and administrative	1,571,839	370,906

Total operating expenses	5,140,624	980,897

LOSS FROM OPERATIONS	(97,148)	(219,721)

OTHER INCOME (EXPENSES)
Change in fair value of derivatives	(1,483,890)	—
Interest and dividend income	29,125	12,484
Interest expense	(204,431)	(15,252)

Total other income (expenses)	(1,659,196)	(2,768)

NET LOSS	$(1,756,344)	$(222,489)

NET LOSS PER SHARE:

Weighted-average shares outstanding	24,014,545	10,970,189

Net loss per share - basic and diluted	$(0.07)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Six months ended June 30, 2005 (RESTATED)

	Delaware Series B Convertible Preferred		Delaware Common Stock		Series B Convertible Preferred		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2005, as restated	—	$—	—	$—	4,092,376	$4,092	18,976,125	$18,976	$12,616,988	$(7,883,069)	$4,756,987

Warrants issued in conjunction with debt offering	—	—	—	—	—	—	—	—	42,192	—	42,192

Conversion of common stock to Delaware common stock upon reincorporation in Delaware	—	—	18,976,125	18,976	—	—	(18,976,125)	(18,976)	—	—	—

Conversion of Series B preferred Stock to Delaware preferred stock upon reincorporation in Delaware	4,092,376	4,092	—	—	(4,092,376)	(4,092)	—	—	—	—	—

Conversion of preferred stock to common stock	(4,092,376)	(4,092)	4,092,376	4,092	—	—	—	—	—	—	—

Shares issued for services	—	—	95,820	96	—	—	—	—	130,909	—	131,005

Shares issued through private placement	—	—	1,200,000	1,200	—	—	—	—	958,800	—	960,000

Stock option expense	—	—	—	—	—	—	—	—	463,890	—	463,890

Net loss	—	—	—	—	—	—	—	—	—	(4,194,481)	(4,194,481)
Balance at June 30, 2005, as restated	—	$—	24,364,321	$24,364	—	$—	—	$—	$14,212,779	$(12,077,550)	$2,159,593

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	(RESTATED) June 30, 2005	(RESTATED) June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,194,481)	$(370,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	531,866	213,130
Amortization of deferred debt offering costs	24,170	—
Deferred revenue	1,505,395	—
Shares issued for services	131,005	80,199
Shares issued for employee compensation	—	51,200
Employee stock option expense	463,890	—
Change in fair value of derivatives	2,439,904	—
Accretion of convertible debt derivatives	100,447
Changes in operating assets and liabilities:
Accounts receivable, net	(92,579)	(17,828)
Prepaid marketing commissions	(1,392,337)	—
Other prepaid expenses and current assets	(202,338)	(76,601)
Other assets	(1,359)	1,471
Accounts payable and accrued expenses	738,164	102,029
Convertible debt derivative	40,000	—
Other liabilities	2,716	(2,940)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	94,463	(19,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(129,085)	—
Increase in notes receivable	(20,000)	—
Proceeds from sale of available-for-sale securities	4,512,053	365,701
Purchases of available-for-sale securities	(6,623,500)	(318,493)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,260,532)	47,208

CASH FLOWS FROM FINANCING ACTIVITIES:
Other current liabilities	(100,000)	—
Repayment of notes payable	(13,288)	—
Principal payments on debt	(10,768)	(7,420)
Proceeds from shares issued in private placement memorandum	960,000	—
Proceeds from convertible debenture	2,000,000	—
Cash paid for debt issuance costs	(148,020)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,687,924	(7,420)

NET INCREASE IN CASH AND CASH EQUIVALENTS	521,855	20,369

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,719	48,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$547,574	$68,489
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$159,591	$15,252

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended
	(RESTATED) June 30, 2005	(RESTATED) June 30, 2004
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in notes payable and property and equipment	$73,139	—
Warrants issued for debt offering costs	$26,000	—
Fair value of warrants issued with convertible debt	$16,192	—
Fair value of convertible debt derivative	$1,923,201	—
Increase (decrease) in notes receivable and deferred revenue	$(19,003)	$17,114

See accompanying notes to condensed consolidated financial statements

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

NOTE 2 - BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of June 30, 2005, the related Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004, the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2005 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited summary consolidated financial information presents the consolidated results of operations of the company as if the acquisition of YTB had occurred as of the beginning of the periods presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the company that would have been reported had the acquisition actually occurred on the first day of the periods presented or indicative of results that may occur in the future.

	(RESTATED) Six Months Ended
	June 30, 2004	June 30, 2003
Revenue	$4,028,139	$2,479,551

Net loss	$(444,573)	$(784,269)

Weighted average common shares outstanding	22,839,469	22,178,453

Basic and diluted loss per share	$(0.02)	$(0.04)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(RESTATED) June 30, 2005	(RESTATED) December 31, 2004
Equipment	$178,537	$136,475
Furniture and fixtures	60,466	15,340
Capitalized software	1,375,510	1,361,650
Vehicles	168,908	95,769
Leasehold improvements	28,037	—
	1,811,458	1,609,234
Less: Accumulated depreciation	(1,406,332)	(1,256,187)

Property and equipment, net	$405,126	$353,047

Depreciation and amortization expense on property and equipment was $28,237 and $103,815 for the quarters ended June 30, 2005 and 2004, respectively, and $150,145 and $207,630, respectively, for the six months ended June 30, 2005 and 2004.

As of June 30, 2005 and December 31, 2004, capitalized software development costs, net of accumulated amortization, totaled $116,471 and $218,158, respectively. For the quarters ended June 30, 2005 and 2004, the Company recorded amortization of capitalized software development costs of $6,732 and $103,815, respectively, and $ $115,547 and $207,630, respectively, for the six months ended June 30, 2005 and 2004.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 - INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of June 30, 2005 and December 31, 2004:

	(RESTATED)
	At September 30, 2005			At December 31, 2004
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360,000	$28,900	$331,100	$360,000	$3,180	$356,820
RTA agreements	690,000	387,660	302,340	690,000	42,660	647,340
Vendor agreements	220,000	12,360	207,640	220,000	1,360	218,640
Total amortized intangible assets	1,270,000	428,920	841,080	1,270,000	47,200	1,222,800

Unamortized intangible assets
Domain names	2,040,000	—	2,040,000	2,040,000	—	2,040,000
Total unamortized intangible assets	2,040,000	—	2,040,000	2,040,000	—	2,040,000

Total	$3,310,000	$428,920	$2,881,080	$3,310,000	$47,200	$3,262,800

(1) The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years, respectively.

 Amortization expense was $190,860 and $0 for the quarters ended June 30, 2005 and 2004, respectively, and $381,720 and $0 for the six months ended June 30, 2005 and 2004, respectively

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 - FINANCING ARRANGEMENTS

Notes Payable

The Company is currently financing four vehicles in 2005 and two vehicles in 2004, payable in monthly installments ranging from approximately $1,000 to $1,200, at the rate of approximately 6.25%. The loans are payable through March 2008. The balance due on these vehicle loans as of June 30, 2005 and December 31, 2004 totaled $162,193 and $102,342 respectively.

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s president. The outstanding loan balance as of June 30, 2005 and December 31, 2004 was $294,789 and $305,557, respectively.

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

•
Registration Rights - As part of the Note agreement, the Company agreed to file a registration statement covering the warrants and potential shares to be issued upon conversion of the Note. The registration statement was to be filed within 30 days of the agreement, and declared effective within 120 days. The registration statement was to be continuously effective until the investor had sold all of the underlying shares. The registration rights agreement provides for a penalty of 2% per month. The Company failed to satisfy the registration rights requirement and has accrued $40,000 as of June 30, 2005 in penalties under the terms of the agreement. See Note 13.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

$2,000,000

The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net increase in the embedded derivative liability in the three and six months ended June 30, 2005 was $956,015 and $1,483,890, respectively, and is recorded as Other Expense in the Consolidated Statement of Operations. The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value is being amortized as debt discount using the effective interest rate method over the term of the Note.

In addition to the items noted above, the Company incurred debt issuance costs related to the Note of $174,020, of which $148,020 was paid in cash, and $26,000 was settled by issuing stock warrants. These costs are being amortized over the term of the Note.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating office lease for the offices in New Jersey which expires on April 30, 2008, to pay minimum annual rentals, currently at $47,336 per year plus real estate taxes and operating cost charges. The Company also is obligated under a multi-year lease for its Illinois headquarters at $15,000 per month plus operating charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchises also have a two year term with options that mirror the master lease renewal options.

Following is a summary of net rental income (expense) for the Wal-Mart locations for the three and six months ended June 30, 2005 and 2004:

	Three months ended (RESTATED)		Six months ended (RESTATED)
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Sublease rental income	$33,357	$42,482	$70,936	$87,369
Less minimum rental expense	20,894	35,390	71,502	74,922
Net rental income (expense)	$12,463	7,092	$(566)	$12,447

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employment agreements

The Company has entered into a long-term employment agreement with each of Mr. J. Scott Tomer, (Chief Executive Officer), Mr. J. Kim Sorensen, (Vice President), Mr. Michael Y. Brent, (President), and Mr. Derek J. Brent, (Secretary). All employment agreements expire December 31, 2009 and subject each officer to confidentiality provisions, as well as non-raid and non-compete provisions for an additional 2 years following termination of employment.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 - STOCK OPTIONS

As of June 30, 2005, the Company had a stock-based employee compensation plan which is described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-KSB.  The Company accounts for the plan in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.   For the three and six months ended June 30, 2005, the Company recognized $22,495 and $44,990, respectively, in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. Financial Accounting Standards Board Interpretation Number 44 requires variable accounting for compensation expense when stock options have been cancelled and reissued with a change in stock price. The variable compensation associated with these types of stock options for the three and six months ended June 30, 2005 was compensation expense of $246,900 and $418,900, respectively. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	(RESTATED) Three months ended June 30,		(RESTATED) Six months ended June 30,
	2005	2004	2005	2004
Net loss - as reported	$(1,756,344)	$(222,489)	$(4,194,481)	$(370,079)

Add: Stock-based compensation expense included in reported net loss	269,395	—	463,890	—

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(33,630)	(111)	(67,260)	(222)

Net loss - pro forma	$(1,520,579)	$(222,600)	$(3,797,851)	$(370,301)

Net loss per common share - basic and diluted
As reported	$(0.07)	$(0.02)	$(0.21)	$(0.03)
Pro forma	$(0.06)	$(0.02)	$(0.16)	$(0.03)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rates of 3.4% and 2.9%, respectively: expected lives of 1.0 and 2.0 years, respectively; dividend yield of 0% and expected volatility of 75%.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2004, the Company incurred consulting fee expenses of $3,000 and $15,000, respectively, for services provided by an entity owned by the Company's then chief executive officer, a significant shareholder of the Company. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.

Certain members of management of the Company also own a company that YTB Marketing utilizes for printing of its sales materials. During the first six months in 2005 and 2004, the Company expended $310,801 and $121,000 for printing sales materials, respectively, and $157,231 and $121,000 during the three months ended June 30, 2005 and 2004, respectively. In addition, at June 30, 2005, the Company has a pre-paid asset of $18,000 on the balance sheet for payments related to work not yet completed.

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

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for the three and six months ended June 30, 2005, net income would have been reduced by approximately $33,630 and $67,260, respectively ($111 and $222 for the three and six months ended June 30, 2004). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. The company currently intends to apply the prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in fiscal 2006.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables. (Note: The amounts for the six months ended June 30, 2004 reflect pre-merger activity.) The “parent” column includes corporate items not specifically allocated to the segments.

(RESTATED)
Six Months Ended June 30, 2005	Marketing	Travel	Tech	Parent	Elimination	Total
External and inter-segment revenue	$6,072,303	$2,462,257	$90,617	$—	$(33,455)	$8,591,722
Segment profit (loss)	$166,139	$(24,483)	$(59,478)	$(4,276,659)	$—	$(4,194,481)
Assets	$4,599,457	$1,450,772	$0	$7,679,244	$(1,452,393)	$12,277,080
Depreciation and amortization	$36,331	$—	$103,815	$391,720	$—	$531,866
Capital expenditures	$202,225	$—	$—	$—	$—	$202,225

(RESTATED)
Six Months Ended June 30, 2004	Marketing	Travel	Tech	Parent	Elimination	Total
External and inter-segment revenue	$—	$1,043,792	$232,215	$—	$—	$1,276,007
Segment profit (loss)	$—	$(227,453)	$(142,626)	$—	$—	$(370,079)
Assets	$—	$972,059	$514,946	$—	$—	$1,487,005
Depreciation and amortization	$—	$—	$213,130	$—	$—	$213,130
Capital expenditures	$—	$—	$—	$—	$—	$—

.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

On February 6, 2006, the Company concluded that its financial results for the years ended December 31, 2003 and 2004 and the interim periods ended March 31, June 30 and September 30, 2003, the interim periods ended March 31, June 30, and September 30, 2004 and the interim periods ended March 31, June 30, and September 30, 2005 would be restated to reflect certain error identified in its previously filed financial statements.

The Company recently filed its amended Annual Report on Form 10-KSB/A No. 6 for its fiscal year ended December 31, 2004 to reflect the restatement of its audited financial statements for the fiscal years ended December 31, 2004 and 2003. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. Subsequently, the Company began a review of the financial statements for the years ended December 31, 2004 and 2003, which gave rise to additional adjustments. An in-depth discussion of the items that have been restated in the Company’s financial statements for the years ended December 31, 2003 and 2004 as well as the interim periods ended March 31 and June 30, 2005, is provided in Note 14 included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004, which is being incorporated herein by reference.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize in a condensed format the financial statements previously reported and as restated as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2005 and 2004. A detail discussion of the restated items for June 30, 2005 and the six months then ended follows the summary.

2004 RESTATEMENT SUMMARY

	As of December 31, 2004
ASSETS	As Previously Reported	Adjustment	As Restated
Current assets:
Cash and cash equivalents	$25,449	$270	$25,719
Available-for-sale securities	528,311	—	528,311
Accounts receivable (less allowance for doubtful accounts restated $169,644 and $65,009 originally reported)	383,033	(362,622)	20,411
Prepaid marketing commissions	1,716,958	(94,313)	1,622,645
Other prepaid expenses and current assets	15,312	(15,312)	—
Current portion of notes receivable	24,240	(24,240)	—
Loans receivable	122,195	(122,195)	—
Total current assets	2,815,498	(618,412)	2,197,086

Property and equipment, net	73,121	279,926	353,047
Intangible assets, net	6,458,333	(3,195,533)	3,262,800
Goodwill	9,436,118	(7,211,796)	2,224,322
Other assets	2,073,270	(1,976,565)	96,705

TOTAL ASSETS	$20,856,340	$(12,722,380)	$8,133,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$202,342	$(100,000)	$102,342
Current maturities of long-term debt	19,532	(764)	18,768
Accounts payable and accrued expenses	743,743	197,358	941,101
Current portion of deferred revenue	1,737,984	82,824	1,820,808
Other current liabilities	—	100,000	100,000
Total current liabilities	2,703,601	279,418	2,983,019

Other long-term liabilities:
Long-term debt, less current maturities	283,221	3,568	286,789
Deferred revenue, less current portion	1,956,324	(1,870,079)	86,245
Other liabilities	20,920	—	20,920
Total other long-term liabilities	2,260,465	(1,866,511)	393,954

TOTAL LIABILITIES	4,964,066	(1,587,093)	3,376,973

STOCKHOLDERS’ EQUITY
Preferred stock, Series B, 4092,376 shares issued and outstanding	4,092	—	4,092
Common stock, 18,976,125 shares issued and outstanding as restated and originally reported	18,976	—	18,976
Additional paid-in capital	22,055,712	(9,438,724)	12,616,988
Accumulated deficit	(6,186,506)	(1,696,563)	(7,883,069)

TOTAL STOCKHOLDERS’ EQUITY	15,892,274	(11,135,287)	4,756,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,856,340	$(12,722,380)	$8,133,960

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2004			Six months ended June 30, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET REVENUES
Online travel store sales and monthly fees	$—	$125,262	$125,262	$—	$232,215	$232,215
Online travel income	125,262	(125,262)	—	232,215	(232,215)	—
Travel commissions and services	—	467,292	467,292	—	732,025	732,025
Travel services and products	567,460	(567,460)	—	893,254	(893,254)	—
Franchise service fees and other fees	151,571	17,051	168,622	291,113	19,711	310,824
Franchise fees	50,857	(50,857)	—	54,602	(54,602)	—
Other	—	—	—	2,349	(1,406)	943

TOTAL NET REVENUES	895,150	(133,974)	761,176	1,473,533	(197,526)	1,276,007

OPERATING EXPENSES
Marketing Commissions	—	—	—	—	—	—
Travel commissions	—	453,119	453,119	—	672,678	672,678
Cost of travel services and products	552,914	(552,914)	—	832,829	(832,829)	—
Franchise services and products	—	50,307	50,307	—	100,886	100,886
Depreciation and amortization	13,995	92,570	106,565	25,107	188,023	213,130
Marketing and selling	15,590	(15,590)	—	30,464	(30,464)	—
General and administrative	298,325	72,581	370,906	600,389	51,525	651,912

TOTAL OPERATING EXPENSES	880,824	100,073	980,897	1,488,789	149,817	1,638,606

INCOME (LOSS) FROM OPERATIONS	14,326	(234,047)	(219,721)	(15,256)	(347,343)	(362,599)

OTHER INCOME (EXPENSES)
Interest and dividend income	22,520	(10,036)	12,484	25,834	(10,036)	15,798
Interest expense	(5,112)	(10,140)	(15,252)	(10,409)	(12,869)	(23,278)
Gain on sale of short term investments	(5,727)	5,727	—	(5,191)	5,191	—

TOTAL OTHER INCOME (EXPENSES)	11,681	(14,449)	(2,768)	10,234	(17,714)	(7,480)

INCOME (LOSS) BEFORE INCOME TAXES	26,007	(248,496)	(222,489)	(5,022)	(365,057)	(370,079)

Income taxes	(210)	210	—	746	(746)	—

NET LOSS	$26,217	$(248,706)	$(222,489)	$(5,768)	$(364,311)	$(370,079)

NET LOSS PER SHARE:

Weighted average shares outstanding	10,879,983	90,206	10,970,189	10,879,983	(62,890)	10,817,093

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.02)	$(0.00)	$(0.03)	$(0.03)

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2005 RESTATEMENT SUMMARY

	As of June 30, 2005
ASSETS	As Previously Reported	Adjustment	As Restated
Current assets:
Cash and cash equivalents	$2,995,961	$(2,448,387)	$547,574
Available-for-sale securities	339,855	2,299,903	2,639,758
Accounts receivable (less allowance for doubtful accounts restated $169,644 and $65,009 originally reported)	600,206	(487,216)	112,990
Notes receivable	—	20,000	20,000
Prepaid marketing commissions	2,692,439	322,543	3,014,982
Other prepaid expenses and current assets	487,076	(284,738)	202,338
Total current assets	7,115,537	(577,895)	6,537,642

Property and equipment, net	215,915	189,211	405,126
Intangible assets, net	6,208,333	(3,327,253)	2,881,080
Goodwill	9,436,118	(7,211,796)	2,224,322

Other assets:
Security deposits receivable and other assets	11,818	—	11,818
Capitalized software (less accumulated amortization of $1,259,039 in 2005 and $113,480 originally reported)	54,970	(54,970)	—
Prepaid commissions, less current portion	3,197,893	(3,197,893)	—
Deferred tax asset	121,981	(121,981)	—
Loan receivable	—	67,242	67,242
Notes receivable	379,124	(379,124)	—
Prepaid loan expense	—	149,850	149,850
Total other assets	3,765,786	(3,536,876)	228,910
TOTAL ASSETS	$26,741,689	$(14,464,609)	$12,277,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$—	$162,193	$162,193
Current maturities of long-term debt	78,093	(58,947)	19,146
Accounts payable and accrued expenses	604,029	1,075,236	1,679,265
Current portion of deferred revenue	2,704,761	621,442	3,326,203
Convertible debt derivatives	—	201,054	201,054
Interest payable	16,251	(16,251)	—
Income taxes currently payable	108,740	(108,740)	—
Total current liabilities	3,511,874	1,875,987	5,387,861

Other long-term liabilities:
Long-term debt, less current maturities	2,408,208	(2,132,565)	275,643
Convertible debt derivatives	—	4,363,105	4,363,105
Deferred revenue, less current portion	3,308,796	(3,241,554)	67,242
Other liabilities	—	23,636	23,636
Total other long-term liabilities	5,717,004	(987,378)	4,729,626

TOTAL LIABILITIES	9,228,878	888,609	10,117,487

STOCKHOLDERS’ EQUITY
Common stock, 24,364,321 shares issued and outstanding as restated and as originally reported	24,364	—	24,364
Additional paid-in capital	23,812,086	(9,599,307)	14,212,779
Accumulated deficit	(6,323,212)	(5,754,338)	(12,077,550)
Accumulated other comprehensive income	(427)	427	—
TOTAL STOCKHOLDERS’ EQUITY	17,512,811	(15,353,218)	2,159,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,741,689	$(14,464,609)	$12,277,080

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET REVENUES
Online travel income	$247,020	$(247,020)	$—	$431,461	$(431,461)	$—
Online travel store sales and monthly fees	1,997,155	1,123,657	3,120,812	3,446,611	1,978,194	5,424,805
Travel commissions and services	—	1,372,088	1,372,088	—	2,249,476	2,249,476
Travel services and products	1,309,608	(1,309,608)	—	2,093,713	(2,093,713)	—
Franchise fees	—	—	—	2,139	214,023	216,162
Franchise service fees and other fees	66,500	35,022	101,522	140,773	(140,773)	—
New RTA sales	667,113	(677,113)	—	1,190,715	(1,190,715)	—
Commissions	484,525	(484,525)	—	717,710	(717,710)	—
Printing and administrative service fees	687,840	(687,840)	—	1,083,719	(1,083,719)	—
Advertising and other	56,917	(56,917)	—	96,844	(96,844)	—
Other	—	449,054	449,054	—	701,279	701,279
GROSS REVENUE	5,526,678	(483,202)	5,043,476	9,203,685	(611,963)	8,591,722

Less returns and allowances	205,198	(205,198)	—	335,011	(335,011)	—

TOTAL NET REVENUES	5,321,480	(278,004)	5,043,476	8,868,674	(276,952)	8,591,722

OPERATING EXPENSES
Commissions	2,058,401	(2,058,401)	—	3,169,704	(3,169,704)	—
Marketing commissions	—	2,206,745	2,206,745	—	3,863,487	3,863,487
Travel commissions	—	1,047,179	1,047,179	—	1,639,090	1,639,090
Cost of travel services and products	1,096,679	(1,096,679)	—	1,629,313	(1,629,313)	—
Franchise services and products	—	41,773	41,773	—	99,416	99,416
Depreciation and amortization	148,192	70,906	219,098	293,539	238,327	531,866
Marketing and selling	400	53,590	53,990	400	62,222	62,622
General and administrative	1,752,906	(181,067)	1,571,839	3,275,908	603,095	3,879,003

TOTAL OPERATING EXPENSES	5,056,578	84,046	5,140,624	8,368,864	1,706,620	10,075,484

INCOME (LOSS) FROM OPERATIONS	264,902	(362,050)	(97,148)	499,810	(1,983,572)	(1,483,762)

OTHER INCOME (EXPENSES)
Change in fair value of derivatives	—	(1,483,890)	(1,483,890)	—	(2,439,905)	(2,439,905)
Gain on sale of short term investment	—	—	—	(5,671)	5,671	—
Interest and dividend income	32,306	(3,181)	29,125	39,534	(8,648)	30,886
Interest expense	(427,159)	222,728	(204,431)	(682,206)	380,506	(301,700)

TOTAL OTHER INCOME (EXPENSES)	(394,853)	(1,264,343)	(1,659,196)	(648,343)	(2,062,376)	(2,710,719)

INCOME (LOSS) BEFORE INCOME TAXES	(129,951)	(1,626,393)	(1,756,344)	(148,533)	(4,045,948)	(4,194,481)
Income Taxes	(14,213)	14,213	—	(11,827)	11,827	—

NET LOSS	$(115,738)	$(1,640,606)	$(1,756,344)	$(136,706)	$(4,057,775)	$(4,194,481)

NET LOSS PER SHARE:

Weighted average shares outstanding	24,317,269	(88,032)	24,229,237	23,723,917	290,628	24,014,545
Net loss per share - basic and diluted	$(0.00)	$(0.07)	$(0.07)	$(0.01)	$(0.16)	$(0.17)

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following provides an in-depth discussion of the items that have been restated in the Company’s financial statements as of and for the three and six months ended June 30, 2005 as summarized above:

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

Deferred Tax Asset

Although the Company has a deferred tax asset, the Company failed to appropriately record a valuation allowance against such asset. The restatement reflects the recording of a valuation allowance against the deferred tax asset.

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

Property and Equipment (net) (Capitalized Software)

As discussed in the 2003 restatement summary included in Note 14 in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004, the Company previously wrote down capitalized software during 2003, and had determined that the write down was not appropriate, The restatement reflects the reversal of the original write-down of capitalized software occurring in 2003, less additional amortization of such capitalized software recorded in 2004 and in the first and second quarters of 2005. Additionally, the balances in the previously separately reported Capitalized Software caption have been reclassified and are now included in the Property and Equipment caption.

Additionally, the restatement is a result of the previously issued financial statements not properly reflecting property and equipment acquired in conjunction with the merger transactions on December 8, 2004. In addition the Company had not properly capitalized certain equipment purchases from the date of acquisition through June 30, 2005.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible Assets (net) and Goodwill

Upon the merger of YTB, Inc. and REZconnect, the excess of the value of the equity issued for the assets was recorded as Intangible Assets, including Goodwill. An independent appraisal was not performed. During 2005, the Company retained a qualified firm to perform valuations to determine the value of the consideration exchanged in the transaction as well as the value of identifiable intangible assets as of the acquisition date. As a result of the appraisal the Company determined that the total fair value of the consideration provided in the purchase was $4,847,928. Previously, the Company had reflected the value of the consideration to be $15,257,445. The allocation of the revised purchase price to the fair value of assets acquired resulted in a reduction in the value attributable to intangible assets, net of adjusted accumulated amortization of $3,190,000 and a reduction in the residual value allocated to goodwill in the amount of $7,211,796. In addition, the appraisal identified differing lives for the recorded intangible assets. The combination of different asset values and different amortization periods resulted in an increase in amortization in the amount of $137,253.

Security Deposits Receivable and Other Assets, Convertible Debt Derivatives, Long-term Debt Less Current Maturities, Long-term Convertible Debt Derivatives

The restatements represent corrections that were made to properly account for the convertible term note (the “NOTE”) the Company entered into in January 2005. The previous accounting treatment was revised and the transaction was recorded in accordance with SFAS No. 133 and EITF Issue No. 00-19. The corrected initial allocation of the gross proceeds of $2,000,000 was $1,923,201 allocated to the embedded derivative, $16,192 allocated to stock warrants and $60,607 allocated to the term note. The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net increase in the embedded derivative liability in the first and second quarter of 2005 was $956,015 and $1,483,890, respectively, and is recorded as Other Expense in the Consolidated Statement of Operations. The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value is being amortized as debt discount using the effective interest rate method over the term of the Note. In addition, the Company incurred debt issuance costs related to the Note in the amount of $174,020, which are being amortized over the term of the Note. See Note 6.

In addition, the Company failed to satisfy the registration rights requirement and has accrued $40,000 in penalties under the terms of the agreement. See Note 14.

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

Notes Payable

The Company determined that it did not record the note payables for a vehicle.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accounts Payable and Accrued Expenses

As a result of a lack of internal controls related to proper cut-off and recording of expenses, the balances previously reported were not proper. Company management reviewed and analyzed transactions, making appropriate cut-off corrections for these transactions, resulting in changes to previously reported results in the amount of $1,075,236 with an equivalent increase in expenses.

As discussed previously, the Company identified unrecorded liabilities related to revolving credit card debt that had not been recorded in prior periods.  The Company recorded expense for amounts charged to the cards based on payments made. In 2004 credit card payments were made in excess of charges in the amount of $53,334. In addition the Company identified that it had not accrued all amounts owed to its CEO under his compensation agreement and reflected additional compensation expense in the amount of $36,118. This liability was offset against personal charges included in the credit card adjustment discussed above in the amount of $8,863. Correction of these items resulted in a decrease in current liabilities of $26,079 and a corresponding increase in equity.

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

Income Taxes Currently Payable

As a result of the Company's operating losses, no income taxes need to be provided.

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

•
As discussed previously, the Company has corrected a previously recorded prior period adjustment it had recorded to reflect the issuance of 900,000 shares to an officer of the Company. The shares were issued in 2004. The total expense of $252,000 was recorded as a result of the share issuance. The company had previously reflected a prior period adjustment $201,600. As no binding agreement had been entered into by the Company to justify the accrual of an expense in the prior period the expense properly belongs in the period in which the shares were issued. Accordingly, the Company has reversed the previously recorded prior period adjustment and reflected the all of the expense in 2004

•
In 2001 the Company cancelled and reissued and repriced its outstanding options. Under the requirements of FIN 44 the reissuance and repricing subjects the stock option to variable accounting. In 2004 and the first quarter of 2005, the Company recorded additional equity compensation to reflect the change in value of its stock options under the provisions of APB No. 25 as interpreted by FIN 44 in the amount of $111,061 and $172,000, respectively, and $246,900 in the second quarter of 2005.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
During the second quarter of 2005, equity compensation in the amount of $10,293 was previously recorded as a result of 7,668 shares issued as compensation for services to non-empolyees with an offsetting adjustment to common stock in the amount of $8 and additional paid in capital in the amount of $10,298. The Company adjusted the amount recorded to additional paid in capital by $4,063 to reflect the fair value of the shares as of the date of issuance.

During 2004, as a result of the appraisal performed on the value of shares issued in connection with the purchase of YTB, as more fully describe above, the Company concluded that the value previously attributed to the shares issued was in error. Accordingly the Company revised the value of the consideration given in the transaction. The value originally subscribed to the transaction was reduced by $10,687,621.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As a result of the various restatement items identified by the Company, the following changes have been reflected in stockholders’ equity:

Total Stockholders’ Equity at June 30, 2005 previously-reported	$17,512,811

2004 adjustment for shares issued to employees	1,267,700
2004 adjustment for shares issued to non-employees	46,662
2004 adjustment in value of shares issued in purchase of YTB	(10,687,621)
2004 change in previously-reported net loss	(1,905,039)
2004 stock option compensation for 2001 repriced options	111,061
Q105 adjustment for value of shares issued for services	36,210
Q205 adjustment for value of shares issued for services	4,063
Q105 value of warrants issued in conjunction with debt offering	42,192
Q105 stock option compensation for 2001 repriced options	172,000
Q205 stock option compensation for 2001 repriced options	246,900
Q105 compensation expense recognized for in-the-money options	22,495
Q205 compensation expense recognized for in-the-money options	22,495
Q105 reversal of incorrect entry for convertible debt	(706,000)
Q105 change in previously-reported net loss	(2,417,169)
Q205 change in previously-reported net loss	(1,640,606)
Other	31,439

Total Stockholders’ Equity as restated	$2,159,593

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

In addition, the previously reported revenues included an erroneous journal entry recording an additional $30,000 in revenue. This amount was reversed and thus is not included in the restated total net revenues for the three and six months ended June 30, 2005.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Depreciation and Amortization Expense

As a result of the change in values assigned to Intangible Assets described previously and changes to the estimated useful lives of the assets amortization expense has been adjusted from previously reported amounts. Additionally, adjustments have been recorded to reflect the continued amortization of capitalized software costs that had previously been written off, but for which write-off was reversed in 2003 (see 2003 Restatement Summary in Note 14 included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004 ).

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

Marketing, Selling, General and Administrative Expenses

The increase is a result of recording additional expense related to certain share-based transactions that were not originally recorded as discussed above, in addition to the reclassification of certain previously reported amounts. In addition, as previously discussed the company failed to achieve a proper cut-off of expenses and properly record certain credit card transactions and adjusted accounts payable and accrued expenses to reflect additional amounts recorded as of June 30, 2005.

Change in Fair Market Value of Derivatives

Corrections were made to properly account for the convertible term note (the “NOTE”) the Company entered into in January 2005. The previous accounting treatment was revised and the transaction was recorded in accordance with SFAS No. 133 and EITF Issue No. 00-19. The corrected initial allocation of the gross proceeds of $2,000,000 was $1,923,201 allocated to the embedded derivative, $16,192 allocated to stock warrants and $60,607 allocated to the term note. The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net increase in the embedded derivative liability in the first and second quarters of 2005 was $956,015 and $1,483,890, respectively, and is recorded as Other Expense in the Consolidated Statement of Operations. See Note 6.

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

REZCONNECT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Income Taxes

As a result of the Company’s operating losses, no income taxes need to be provided.

Net Loss

As a result of the various restatement items identified by the Company, the following changes have been reflected in net loss for the three and six months ended June 30, 2005.

	Three months ended June 30, 2005	Six month ended June 30, 2005

Net loss as previously reported	$(115,738)	$(136,706)

Revenue gross to net	(205,541)	(284,546)
Travel commission expense gross to net	71,108	150,113
Erroneous revenue entry	(30,000)	(30,000)
Variable accounting on repriced stock options	(246,900)	(418,900)
Stock option compensation	(22,495)	(44,990)
Accrual basis accounting for operating expenses	192,548	(578,640)
Accounts Receivable bad debt expense	—	(169,644)
Amortization of capitalized software	74,441	(238,327)
Change in fair market value of derivatives	(1,483,890)	(2,439,905)
Other	10,133	(2,936)

Net loss as restated	$(1,756,344)	$(4,194,481)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

YTB International, Inc. (the “Company”) is a leading Internet provider of online travel stores for travel agencies and home-based representatives using its services and technology. As described elsewhere in this report, YTB International, Inc. became the successor to the former REZconnect following the December 8, 2004 merger with YourTravelBiz.com, Inc. (“YTB, Inc.”) and the Company’s subsequent reincorporation under the laws of the State of Delaware on January 4, 2005. Subsequent to the reincorporation, on January 4, 2005, the Company’s three operating groups became distinct wholly owned subsidiaries consisting of YourTravelBiz.com, Inc. (“YTB Marketing”), REZconnect Technologies Inc. (“Technologies”) and YTB Travel Network, Inc. (“YTB Travel”).

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total revenues:

	Six Months Ended June 30, 2005 (restated)	Six Months Ended June 30, 2004 (restated)
Net Revenues
Online travel store sales and monthly fees	63.1%	18.2%
Travel commissions and services	26.2%	57.4%
Franchise service and other fees	2.5%	24.3%
Miscellaneous	8.2%	0.1%

TOTAL NET REVENUES	100.0%	100.0%

Operating Expenses

Marketing commissions	45.0%	0.0%
Travel commissions	19.1%	52.8%
Franchise fees	1.2%	7.9%
Depreciation an amortization	6.2%	16.7%
Marketing and selling	0.7%	0.0%
General and administrative	45.1%	51.1%

TOTAL OPERATING EXPENSES	117.3%	128.5%

LOSS FROM OPERATIONS	(17.3%)	(28.5%)

Other Income (Expenses)

Change in FMV of derivatives	(28.4%)	0.0%
Interest and dividend Income	0.4%	1.2%
Interest expense	(3.5%)	(1.8%)

TOTAL OTHER INCOME (EXPENSES)	(31.5%)	(0.6%)

NET LOSS	(48.8%)	(29.1%)

NOTE:
The consolidated results for the six months ended June 30, 2005 include the accounts of the Company and its three wholly-owned subsidiaries, Technologies; YTB Travel; and YTB Marketing. The results for the six months ended June 30, 2004 represent the accounts of the former REZconnect only, because at June 30, 2004, the merger and subsequent consolidation had not yet occurred. As such, comparisons between June 30, 2005 and June 30, 2004 will reflect variances causing incompatibility between those two periods.

Revenues

Franchise service fees and other fees decreased $94,662 for the six month period ended June 30, 2005, as compared to the six month period ended June 30, 2004.

Travel commissions and services increased by $1,517,451 in the 2005 six month period, an increase of approximately 207.3%. The increase is attributable to an increase in the representatives utilizing the Company as their travel provider.

The online travel stores sales and monthly fees increases are attributable to the merger with YTB, Inc. (see note above).

Other income increased $700,336 for the six month period ended June 30, 2005, as compared to the six month period ended June 30, 2004.

Expenses

Marketing commissions are attributable to the merger with YTB, Inc. (see note above).

The cost of travel commissions increased by $966,412 or 143.7% for the 2005 six month period, as compared to the 2004 six-month period.

Franchise services and  products decreased by $1,470 or 1.5% for the 2005 six month period, as compared to the 2004 six month period.

Depreciation and amortization expenses increased by $318,736 for the 2005 six month period, as compared to the 2004 six month period, which is attributable mainly to the amortization of the sales representative agreements acquired in the merger with YTB, Inc..

The cost of marketing commissions for the 2005 six month period increased compared to the 2004 six month period which is attributable to the merger with YTB, Inc. (see note above).

General and administrative expenses increased by $3,227,091 for the 2005 six month period, as compared to the 2004 six month period. As a percentage of total revenues, general and administrative expenses were 45.1% in 2005 as compared to 51.1% in 2004. The increase in general and administrative expense in 2005 is attributable to the merger with YTB, Inc.

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

Liquidity and capital resources

Cash provided by operating activities for the 2005 six month period was $94,463 as compared to cash used  in operating activities of $19,419 in the 2004 six month period.

Cash used by investing activities was $2,260,532 in the 2005 six month period as compared to cash provided by investing activities of $47,208 in the 2004 six month period.

Cash provided by financing activities was $2,687,924 in the 2005 six month period and used by financing activities was $7,420 in the 2004 six month period. As of June 30, 2005, the Company had approximately $547,574 in cash and approximately $2,639,758 in marketable securities, as a result of rising of capital from the sale of a convertible note which occurred in January 2005 for 2.0 million dollars, and from the proceeds from the issuance of stock in a private placement transaction.

The Company believes that cash and short term investments on hand at June 30, 2005 and its cash flow from operations will be sufficient to meet its obligations on a timely basis for the next 12 months.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for the three and six months ended June 30, 2005, net income would have been reduced by approximately $33,630 and $67,260, respectively ($111 and $222 for the three and six months ended June 30, 2004). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. The company currently intends to apply the prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in fiscal 2006.

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

As a result of the notification of non-reliance filed, the Company began its restatement of the affected years’ and quarters’ financial statements. The Company believes that the restatements resulted from the record retention deficiencies and lack of internal controls at the former REZconnect. However, the Company is taking numerous steps to tighten controls and strengthen internal control policies and procedures.

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarters ended June 30, 2005 and 2004.

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

PART II – OTHER INFORMATION

Item 6: Exhibits

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