Form 10QSB/A
period 2005-09-30
YTB International, Inc.
filed 2007-01-16
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 0-18412

YTB INTERNATIONAL, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)

20-2181181
(IRS Employer Identification No.)

1901 East Edwardsville Rd.
Wood River, Illinois 62095
(Address of Principal Executive Offices)

(618) 655-9477
(Registrant’s Telephone Number, Including Area Code)

One Country Club View Drive
Edwardsville, Illinois 62025
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days. Yes [ ] No [ x ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 30, 2006 there were 27,690,454 shares, $.001 par value, of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

EXPLANATORY NOTE

YTB International, Inc. (formerly REZconnect Technologies, Inc., the “former REZconnect”) ( “YTB” or the “Company”) is filing this Amendment No. 1 to Form 10-QSB for the three and nine months ended September 30, 2005 to reflect the restatement of its audited consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. On January 6, 2006, the Company self-reported to the staff of the United States Securities and Exchange Commission ( the “SEC” or the “Staff”) that it became aware that the Company’s previous independent accounting firm, Dischino & Associates, P.C. (“Dischino”) had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board (“PCAOB”). On January 19, 2006, the Company initiated an internal inquiry into those accounting-related matters which the Company disclosed in the Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements and that the financial statements for the years ended December 31, 2004 and 2003 included in the Company’s Annual Report on Form 10-KSB/A No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

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

Accordingly, the Company is filing this amendment to its Form 10-QSB for the three and nine months ended September 30, 2005 for the purpose of:

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

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB/A
Three and nine months ended September 30, 2005

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

ASSETS	(RESTATED) September 30, 2005 (Unaudited)	(RESTATED) December 31, 2004
Current assets:
Cash and cash equivalents	$662,266	$25,719
Available-for-sale securities	2,557,062	528,311
Accounts receivable (less allowance for doubtful accounts of $200,708 in 2005 and $169,644 in 2004)	57,199	20,411
Notes receivable	20,000	-
Prepaid marketing commissions	4,013,357	1,622,645
Other prepaid expenses and current assets	86,185	-
Total current assets	7,396,069	2,197,086

Property and equipment, net	507,195	353,047
Intangible assets, net	2,690,220	3,262,800
Goodwill	2,224,322	2,224,322
Other assets	151,532	96,705

TOTAL ASSETS	$12,969,338	$8,133,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$151,285	$102,342
Current maturities of long-term debt	19,338	18,768
Accounts payable and accrued expenses	1,759,413	941,101
Convertible debt derivatives	366,218	-
Current portion of deferred revenue	4,433,319	1,820,808
Other current liabilities	-	100,000
Total current liabilities	6,729,573	2,983,019

Other long-term liabilities:
Long-term debt, less current maturities	270,607	286,789
Convertible debt derivatives	4,792,779	-
Deferred revenue, less current portion	4,366	86,245
Other liabilities	23,636	20,920
Total other long-term liabilities	5,091,388	393,954

TOTAL LIABILITIES	11,820,961	3,376,973

STOCKHOLDERS’ EQUITY
Preferred Stock, Series B convertible, par value $.001; Liquidation preference $1.45 per share; 5,000,000 shares authorized, 4,092,376 issued and outstanding in 2004	-	4,092
Common Stock, par value $.001; 50,000,000 shares authorized, 24,530,989 shares issued and outstanding in 2005; and 20,000,000 shares authorized; 18,976,125 shares issued and outstanding in 2004	24,531	18,976
Additional paid-in capital	14,523,542	12,616,988
Accumulated deficit	(13,399,696)	(7,883,069)

Total stockholders’ equity	1,148,377	4,756,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,969,338	$8,133,960

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended
	(RESTATED) September 30, 2005	(RESTATED) September 30, 2004
NET REVENUES
Online travel store sales and monthly fees	$9,773,502	$383,179
Travel commissions and services	3,507,373	1,190,629
Franchise service fees and other fees	332,047	483,958
Other	1,323,911	1,118

Total net revenues	14,936,833	2,058,884

OPERATING EXPENSES
Marketing commissions	6,887,667	-
Travel commissions	2,495,982	968,019
Franchise services and products	142,654	140,205
Depreciation and amortization	755,562	319,695
Marketing and selling	124,419	-
General and administrative	6,605,244	1,332,914

Total operating expenses	17,011,528	2,760,833

LOSS FROM OPERATIONS	(2,074,695)	(701,949)

OTHER INCOME (EXPENSES)
Change in fair value of derivatives	(2,869,578)	-
Interest and dividend income	67,334	17,907
Interest expense	(639,688)	(30,288)

Total other income (expenses)	(3,441,932)	(12,381)

NET LOSS	$(5,516,627)	$(714,330)

NET LOSS PER SHARE:

Weighted-average shares outstanding	24,149,656	10,995,343

Net loss per share - basic and diluted	$(0.23)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	(RESTATED) September 30, 2005	(RESTATED) September 30, 2004
NET REVENUES
Online travel store sales and monthly fees	$4,348,697	$150,964
Travel commissions and services	1,257,897	458,604
Franchise service fees and other fees	115,885	173,134
Other	622,632	175

Total net revenues	6,345,111	782,877

OPERATING EXPENSES
Marketing commissions	3,024,180	-
Travel commissions	856,892	295,341
Franchise services and products	43,238	39,319
Depreciation and amortization	223,696	106,565
Marketing and selling	61,797	-
General and administrative	2,726,241	681,002

Total operating expenses	6,936,044	1,122,227

LOSS FROM OPERATIONS	(590,933)	(339,350)

OTHER INCOME (EXPENSES)
Change in fair value of derivatives	(429,673)	-
Interest and dividend income	36,448	2,109
Interest expense	(337,988)	(7,010)
Total other income (expenses)	(731,213)	(4,901)

NET LOSS	$(1,322,146)	$(344,251)

NET LOSS PER SHARE
Weighted-average shares outstanding	24,419,877	10,995,343

Net loss per share - basic and diluted	$(0.05)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
Nine months ended September 30, 2005 (RESTATED)

	Delaware Series B Convertible Preferred		Delaware Common Stock		Series B Convertible Preferred		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2005, as restated	-	$-	-	$-	4,092,376	$4,092	18,976,125	$18,976	$12,616,988	$(7,883,069)	$4,756,987

Conversion of common stock to Delaware common stock upon reincorporation in Delaware	-	-	18,976,125	18,976	-	-	(18,976,125)	(18,976)	-	-	-

Conversion of series B preferred stock to Delaware preferred stock upon reincorporation in Delaware	4,092,376	4,092	-	-	(4,092,376)	(4,092)	-	-	-	-	-

Conversion of preferred stock to common stock	(4,092,376)	(4,092)	4,092,376	4,092	-	-	-	-	-	-	- -

Shares issued for services	-	-	95,820	96	-	-	-	-	130,909	-	131,005

Shares issued through private placement	-	-	1,200,000	1,200	-	-	-	-	958,800	-	960,000

Conversion of debt to common stock	-	-	166,668	167	-	-	-	-	133,168	-	133,335

Warrants issued in conjunction with debt offering	-	-	-	-	-	-	-	-	42,192	-	42,192

Stock option expense	-	-	-	-	-	-	-	-	641,485	-	641,485

Net loss	-	-	-	-	-	-	-	-	-	(5,516,627)	(5,516,627)
Balance at September 30, 2005, as restated	-	$-	24,530,989	$24,531	-	$-	-	$-	$14,523,542	$(13,399,696)	$1,148,377

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	(RESTATED) September 30, 2005	(RESTATED) September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,516,627)	$(714,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	755,562	319,695
Amortization of deferred debt offering costs	38,672	-
Deferred revenue	2,612,511	-
Shares issued for services	131,005	80,199
Shares issued for employee compensation	-	51,200
Employee stock option expense	641,485	294,667
Change in fair value of derivatives	2,869,578	-
Accretion of convertible debt derivative	278,945	-
Changes in operating assets and liabilities:
Accounts receivable, net	(36,788)	(22,117)
Prepaid marketing commissions	(2,390,712)	-
Other prepaid expenses and current assets	(86,185)	(76,601)
Other assets	(1,357)	2,674
Accounts payable and accrued expenses	818,312	(1,859)
Convertible debt derivatives	160,000	-
Other liabilities	2,716	(5,346)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	277,117	(71,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(263,991)	-
Proceeds from sale of available-for-sale securities	4,627,404	542,147
Purchases of available-for-sale securities	(6,656,155)	(421,648)
Increase in notes receivable	(20,000)	(50,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,312,742)	70,499

CASH FLOWS FROM FINANCING ACTIVITIES:
Other current liabilities	(100,000)	-
Principal payments on debt	(15,612)	(12,090)
Repayment of notes payable	(24,196)	-
Proceeds from convertible debenture	2,000,000	-
Cash paid for debt issuance costs	(148,020)	-
Proceeds from shares issued in private placement memorandum	960,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,672,172	(12,090)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	636,547	(13,409)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,719	48,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$662,266	$34,711

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$427,186	$30,288

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended
	(RESTATED) September 30, 2005	(RESTATED) September 30, 2004
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in notes payable and property and equipment	$73,139	-
Warrants issued for debt offering costs	$26,000	-
Fair value of warrants issued with convertible debt	$16,192	-
Fair value of convertible debt derivative	$1,923,201	-
Decrease in notes receivable and deferred revenue	$81,879	$4,093
Conversion of debt to common stock	$133,335	-

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

NOTE 2 - BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of September 30, 2005, the related Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004, the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2005 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

	(RESTATED) Nine Months Ended
	September 30, 2004	September 30, 2003
Revenue	$6,645,079	$3,865,951

Net loss	$(1,051,725)	$(1,156,353)

Weighted average common shares outstanding	23,017,719	22,250,164

Basic and diluted loss per share	$(0.05)	$(0.05)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(RESTATED) September 30, 2005	(RESTATED) December 31, 2004
Equipment	$229,200	$136,475
Furniture and fixtures	141,508	15,340
Capitalized software	1,378,711	1,361,650
Vehicles	168,908	95,769
Leasehold improvements	28,037	-
	1,946,364	1,609,234
Less: Accumulated depreciation	(1,439,169)	(1,256,187)

Property and equipment, net	$507,195	$353,047

Depreciation and amortization expense on property and equipment was $32,837 and $103,815 for the three months ended September 30, 2005 and 2004, respectively, and $182,982 and $311,445 for the nine months ended September 31, 2005 and 2004, respectively.

As of September 30, 2005 and December 31, 2004, capitalized software development costs, net of accumulated amortization, totaled $112,672 and $218,158, respectively. For the three months ended September 30, 2005 and 2004, the Company recorded amortization of capitalized software development costs of $7,000 and $103,815, respectively, and $122,547 and $311,445 for the nine months ended September 31, 2005 and 2004, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 - INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of September 30, 2005 and December 31, 2004:

	(RESTATED)
	At September 30, 2005			At December 31, 2004
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360,000	$41,760	$318,240	$360,000	$3,180	$356,820
RTA agreements	690,000	560,160	129,840	690,000	42,660	647,340
Vendor agreements	220,000	17,860	202,140	220,000	1,360	218,640
Total amortized intangible assets	1,270,000	619,780	650,220	1,270,000	47,200	1,222,800

Unamortized intangible assets
Domain names	2,040,000	-	2,040,000	2,040,000	-	2,040,000
Total unamortized intangible assets	2,040,000	-	2,040,000	2,040,000	-	2,040,000

Total	$3,310,000	$619,780	$2,690,220	$3,310,000	$47,200	$3,262,800

(1) The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years, respectively.

 Amortization expense was $190,860 and $0 for the quarters ended September 30, 2005 and 2004, respectively, and $572,580 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 - FINANCING ARRANGEMENTS

Notes Payable

The Company is currently financing four vehicles in 2005 and two in 2004, payable in monthly installments ranging from approximately $1,000 to $1,200, at the rate of approximately 6.25%. The loans are payable through March 2008. The balance due on these vehicle loans as of September 30, 2005 and December 31, 2004 totaled $151,285 and $102,342, respectively.

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s president. The outstanding loan balance as of September 30, 2005 and December 31, 2004 was $289,945 and $305,557, respectively.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

•
Registration Rights - As part of the Note agreement, the Company agreed to file a registration statement covering the warrants and potential shares to be issued upon conversion of the Note. The registration statement was to be filed within 30 days of the agreement, and declared effective within 120 days. The registration statement was to be continuously effective until the investor had sold all of the underlying shares. The registration rights agreement provides for a penalty of 2% per month. The Company failed to satisfy the registration rights requirement and has accrued $160,000 in penalties as of September 30, 2005 under the terms of the agreement. See Note 13.

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

(RESTATED)
Embedded Derivative	$1,923,201
Stock Warrants	16,192
Term Note	60,607

$2,000,000

The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net increase in the embedded derivative liability in the three and nine months ended September 30, 2005 was $429,673 and $2,869,578, respectively, and is recorded as Other Expense in the Consolidated Statement of Operations. The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value is being amortized as debt discount using the effective interest rate method over the term of the Note.

In addition to the items noted above, the Company incurred debt issuance costs related to the Note of $174,020, of which $148,020 was paid in cash, and $26,000 was settled by issuing stock warrants. These costs are being amortized over the term of the Note.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating office lease for the offices in New Jersey which expires on April 30, 2008, to pay minimum annual rentals, currently at $47,834 per year plus real estate taxes and operating cost charges. The Company also is obligated under a multi-year lease for its Illinois headquarters at $15,000 per month plus operating charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchises also have a two year term with options that mirror the master lease renewal options.

Following is a summary of net rental income (expense) for the Wal-Mart locations for the three and nine months ended September 30, 2005 and 2004:

	(RESTATED) Three month ended		(RESTATED) Nine months ended
	Sept. 30, 2005	Sept. 30 2004	Sept. 30, 2005	Sept. 30, 2004
Sublease rental income	$30,625	$34,432	$101,561	123,801
Less minimum rental expense	30,831	31,516	102,333	106,438
Net rental income (expense)	$(206)	$2,916	$(772)	$17,363

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

NOTE 8 - STOCK OPTIONS

At September 30, 2005, the Company had a stock-based employee compensation plan which is described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-KSB.  The Company accounts for the plan in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.   For the three and nine months ended September 30, 2005, the Company recognized $22,495 and $67,485 in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. Financial Accounting Standards Board Interpretation Number 44 (“FIN 44”) requires variable accounting for compensation expense when stock options have been cancelled and reissued with a change in stock price. FIN 44 requires variable accounting for compensation expense when stock options have been cancelled and re-issued with a change in strike price.  The variable compensation associated with these types of stock options for the three and nine months ended September 30, 2004 was compensation expense of $294,667 and $155,100 and $574,000 for the three and nine months ended September 30, 2005, respectively. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	(RESTATED) Three months ended September 30,		(RESTATED) Nine months ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(1,322,146)	$(344,251)	$(5,516,627)	$(714,330)

Add: Stock-based compensation expense included in reported net loss	177,595	294,667	641,485	294,667

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(33,630)	(111)	(100,890)	(333)

Net loss - pro forma	$(1,178,181)	$(49,695)	$(4,976,032)	$(419,996)

Net loss per common share - basic and diluted
As reported	$(0.05)	$(0.03)	$(0.23)	$(0.06)
Pro forma	$(0.05)	$(0.00)	$(0.21)	$(0.04)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rates of 3.4% and 2.9%, respectively: expected lives of 1.0 and 2.0 years, respectively; dividend yield of 0% and expected volatility of 75%.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2004, the Company incurred consulting fee expenses of $3,000 and $18,000, respectively, for services provided by an entity owned by the Company's then chief executive officer, a significant shareholder of the Company. Under a new employment agreement reached in December 2004, such consulting fees have been eliminated.

Certain members of management of the Company also own a company that YTB Marketing utilizes for printing of its sales materials. During the three and nine months ended September 30, 2005, the Company expended $113,620 and $424,422, respectively, for printing sales materials and $93,100 and $214,100, respectively, for the three and nine months ended September 30, 2004. In addition, at September 30, 2005, the Company has a prepaid asset of $44,935 on the balance sheet for payments related to work not yet completed.

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

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for the three and nine months ended September 30, 2005, net income would have been reduced by approximately $33,630 and $100,890, respectively ($111 and $333 for the three and nine months ended September 30, 2004). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. The company currently intends to apply the prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in fiscal 2006.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables. (Note: the amounts for the nine months ended September 30, 2004 reflect pre-merger activity). The “parent” column includes corporate items not specifically allocated to the segments.

Nine Months Ended September 30, 2005	Marketing	Travel	Tech	Parent	Elimination	Total
External and inter- segment revenue	$10,998,172	$3,837,713	$142,648	$-	$(41,700)	$14,936,833
Segment profit (loss)	$(32,546)	$(157,835)	$(45,509)	$(5,280,737)	$-	$(5,516,627)
Assets	$5,783,547	$1,212,356	$-	$7,089,065	$(1,115,630)	$12,969,338
Depreciation and amortization	$64,167	$-	$103,815	$587,580	$-	$755,562
Capital expenditures	$337,130	$-	$-	$-	$-	$337,130

Nine Months Ended September 30, 2004	Marketing	Travel	Tech	Parent	Elimination	Total
External and inter- segment revenue	$-	$1,675,705	$383,179	$-	$-	$2,058,884
Segment profit (loss)	$-	$(507,426)	$(206,904)	$-	$-	$(714,330)
Assets	$-	$896,869	$408,381	$-	$-	$1,305,250
Depreciation and amortization	$-	$-	$319,695	$-	$-	$319,695
Capital expenditures	$-	$-	$-	$-	$-	$-

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

On October 12, 2005, the lender in the convertible note transaction described in Note 6 converted the remaining principal balance at that time of $1,800,000 into 1,800,000 shares of common stock. On October 31, 2005, the investor exercised its option for the additional loan, at which time the Company received cash proceeds of $1,000,000. As provided in the agreement, the investor also received 400,000 additional stock warrants, exercisable at $1.25 per share. The investor immediately converted the additional loan into common stock, receiving 800,000 shares.

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

The Company recently filed its amended Annual Report on Form 10-KSB/A No. 6 for its fiscal year ended December 31, 2004 to reflect the restatement of its audited financial statements for the fiscal years ended December 31, 2004 and 2003. The restatements arose from actions taken by the Company when it became aware of the lack of independence with the Company’s former independent accounting firm. Subsequently, the Company began a review of the financial statements for the years ended December 31, 2004 and 2003, which gave rise to additional adjustments. An in-depth discussion of the items that have been restated in the Company’s financial statements for the years ended December 31, 2003 and 2004 as well as the interim periods ended March 31, June 30, and September 30, 2004, is provided in Note 14 included in the Company’s Annual Report on Form 10-KSB/A No. 6 for the year ended December 31, 2004, which is being incorporated herein by reference.

The following tables summarize in a condensed format the financial statements previously reported and as restated as of December 31, 2004 and September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004. A detail discussion of the restated items for September 30, 2005 and the nine months then ended follows the summary.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2004 RESTATEMENT SUMMARY

	As of December 31, 2004
ASSETS	As Previously Reported	Adjustment	As Restated
Current assets:
Cash and cash equivalents	$25,449	$270	$25,719
Available-for-sale securities	528,311	-	528,311
Accounts receivable (less allowance for doubtful accounts restated $200,708 and $65,009 originally reported)	383,033	(362,622)	20,411
Prepaid marketing commissions	1,716,958	(94,313)	1,622,645
Other prepaid expenses and current assets	15,312	(15,312)	-
Current portion of notes receivable	24,240	(24,240)	-
Loans receivable	122,195	(122,195)	-
Total current assets	2,815,498	(618,412)	2,197,086

Property and equipment, net	73,121	279,926	353,047
Intangible assets, net	6,458,333	(3,195,533)	3,262,800
Goodwill	9,436,118	(7,211,796)	2,224,322

Other assets:
Capitalized software (less accumulated amortization of $1,141,964 in 2004 and $105,222 originally reported)	79,514	(79,514)	-
Security deposits receivable and other assets	10,460	-	10,460
Prepaid commissions, less current portion	1,845,936	(1,845,936)	-
Notes receivable	137,360	(51,115)	86,245
Total other assets	2,073,270	(1,976,565)	96,705
TOTAL ASSETS	$20,856,340	$(12,722,380)	$8,133,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$202,342	$(100,000)	$102,342
Current maturities of long-term debt	19,532	(764)	18,768
Accounts payable and accrued expenses	743,743	197,358	941,101
Current portion of deferred revenue	1,737,984	82,824	1,820,808
Other current liabilities	-	100,000	100,000
Total current liabilities	2,703,601	279,418	2,983,019

Other long-term liabilities:
Long-term debt, less current maturities	283,221	3,568	286,789
Deferred revenue, less current portion	1,956,324	(1,870,079)	86,245
Other liabilities	20,920	-	20,920
Total other long-term liabilities	2,260,465	(1,866,511)	393,954

TOTAL LIABILITIES	4,964,066	(1,587,093)	3,376,973

STOCKHOLDERS’ EQUITY
Preferred stock, Series B, 4,092,376 issued and outstanding	4,092	-	4,092
Common stock, shares issued and outstanding, 18,976,125 restated and originally reported	18,976	-	18,976
Additional paid-in capital	22,055,712	(9,438,724)	12,616,988
Accumulated deficit	(6,186,506)	(1,696,563)	(7,883,069)
TOTAL STOCKHOLDERS’ EQUITY	15,892,274	(11,135,287)	4,756,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,856,340	$(12,722,380)	$8,133,960

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET REVENUES
Online travel store sales and monthly fees	$-	$150,964	$150,964	$-	$383,179	$383,179
Travel agency commissions	588,913	(588,913)	-	1,442,659	(1,442,659)	-
Travel commissions and services	-	458,604	458,604	-	1,190,629	1,190,629
Website hosting fees	150,964	(150,964)	-	385,528	(385,528)	-
Franchise fees	36,151	(36,151)	-	90,753	(90,753)	-
Franchise rents	36,432	(36,432)	-	123,801	(123,801)	-
Franchise service fees and other fees	80,271	92,863	173,134	284,015	199,943	483,958
Incentive income	7,886	(7,886)	-	11,826	(11,826)	-
Miscellaneous fees and commissions	52,260	(52,260)	-	87,828	(87,828)	-
Other	-	175	175	-	1,118	1,118

Total net revenues	952,877	(170,000)	782,877	2,426,410	(367,526)	2,058,884

OPERATING EXPENSES
Commissions	432,796	(432,796)	-	973,269	(973,269)	-
Travel commissions	-	295,341	295,341	-	968,019	968,019
Cost of travel services and products	280,051	(280,051)	-	572,407	(572,407)	-
Franchise services and products	-	39,319	39,319	-	140,205	140,205
Depreciation and amortization	12,892	93,673	106,565	37,999	281,696	319,695
Marketing and selling	53,506	(53,506)	-	83,970	(83,970)	-
General and administrative	185,556	495,446	681,002	785,945	546,969	1,332,914

Total operating expenses	964,801	157,426	1,122,227	2,453,590	307,243	2,760,833

INCOME (LOSS) FROM OPERATIONS	(11,924)	(327,426)	(339,350)	(27,180)	(674,769)	(701,949)

OTHER INCOME (EXPENSES)
Interest and dividend income	3,609	(1,500)	2,109	29,443	(11,536)	17,907
Interest expense	(5,776)	(1,234)	(7,010)	(16,186)	(14,102)	(30,288)
Loss from sales of securities	-	-	-	(5,191)	5,191	-

Total other income (expenses)	(2,167)	(2,734)	(4,901)	8,066	(20,447)	(12,381)

Income (loss) before income taxes	(14,091)	(330,160)	(344,251)	(19,114)	(695,216)	(714,330)

Income Taxes	924	(924)	-	1,670	(1,670)	-

NET LOSS	$(15,015)	$(329,236)	$(344,251)	$(20,784)	$(693,546)	$(714,330)

NET LOSS PER SHARE:

Weighted average shares outstanding	9,912,983	1,438,862	11,351,845	9,912,983	1,082,360	10,995,343

Net loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.03)	$(0.00)	$(0.06)	$(0.06)

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2005 RESTATEMENT SUMMARY

	As of September 30, 2005
ASSETS	As Previously Reported	Adjustment	As Restated
Current assets:
Cash and cash equivalents	$2,972,166	$(2,309,900)	$662,266
Available-for-sale securities	339,371	2,217,691	2,557,062
Accounts receivable (less allowance for doubtful accounts restated $169,644 and $65,009 originally reported)	401,745	(344,546)	57,199
Loan receivable	309,092	(309,092)	-
Notes receivable	-	20,000	20,000
Prepaid marketing commissions	4,044,930	(31,573)	4,013,357
Other prepaid expenses and current assets	532,885	(446,700)	86,185
Total current assets	8,600,189	(1,204,120)	7,396,069

Property and equipment, net	375,793	131,402	507,195
Intangible assets, net	6,083,333	(3,393,113)	2,690,220
Goodwill	9,436,118	(7,211,796)	2,224,322

Other assets:
Security deposits receivable and other assets	11,818	-	11,818
Capitalized software (less accumulated amortization of $1,266,039 in 2005 and $130,768 as previously reported)	46,370	(46,370)	-
Prepaid commissions	4,195,365	(4,195,365)	-
Deferred tax assets	121,981	(121,981)	-
Loan receivable	-	4,366	4,366
Deferred loan expense	-	135,348	135,348
Total other assets	4,375,534	(4,224,002)	151,532

TOTAL ASSETS	$28,870,967	$(15,901,629)	$12,969,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$-	$151,285	$151,285
Current maturities of long-term debt	1,901,594	(1,882,256)	19,338
Accounts payable and accrued expenses	1,351,835	407,578	1,759,413
Deferred revenue	3,481,307	952,012	4,433,319
Convertible debt derivative	-	366,218	366,218
Income taxes currently payable	108,740	(108,740)	-
Interest payable	19,020	(19,020)	-
Total current liabilities	6,862,496	(132,923)	6,729,573

Other long-term liabilities:
Long-term debt, less current maturities	678,333	(407,726)	270,607
Convertible debt derivatives	-	4,792,779	4,792,779
Deferred revenue, less current portion	4,455,791	(4,451,425)	4,366
Other liabilities	-	23,636	23,636
Total other long-term liabilities	5,134,124	(42,736)	5,091,388

TOTAL LIABILITIES	11,996,620	(175,659)	11,820,961

STOCKHOLDERS’ EQUITY
Common stock, 24,530,989 shares issued and outstanding restated and as originally reported	24,531	-	24,531
Additional paid-in capital	23,945,253	(9,421,711)	14,523,542
Accumulated deficit	(7,093,986)	(6,305,710)	(13,399,696)
Accumulated other comprehensive income	(1,451)	1,451	-
TOTAL STOCKHOLDERS’ EQUITY	16,874,347	(15,725,970)	1,148,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,870,967	$(15,901,629)	$12,969,338

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET REVENUES
Online travel store sales and monthly fees	$-	$4,348,697	$4,348,697	$-	$9,773,502	$9,773,502
Monthly maintenance fees	2,789,252	(2,789,252)	-	6,235,863	(6,235,863)	-
Travel commissions and services	-	1,257,897	1,257,897	-	3,507,373	3,507,373
Franchise service fees and other fees	62,922	52,963	115,885	203,695	128,352	332,047
New RTA sales	872,485	(872,485)	-	2,063,200	(2,063,200)	-
Travel agency commissions	1,216,873	(1,216,873)	-	3,369,724	(3,369,724)	-
Web hosting fees	76,609	(76,609)	-	252,813	(252,813)	-
Franchise fees	-	-	-	122,470	(122,470)	-
Franchise rents	30,624	(30,624)	-	172,277	(172,277)	-
Printing and administrative service fees	696,294	(696,294)	-	1,780,013	(1,780,013)	-
Incentive income	24,915	(24,915)	-	-	-	-
Miscellaneous fees and commissions	101,585	(101,585)	-	232,660	(232,660)	-
Other	-	622,632	622,632	-	1,323,911	1,323,911

Gross revenues	5,871,559	473,552	6,345,111	14,432,715	504,118	14,936,833

Less returns and allowances	345,800	(345,800)	-	680,811	(680,811)	-

Total net revenues	5,525,759	819,352	6,345,111	13,751,904	1,184,929	14,936,833

OPERATING EXPENSES
Commissions	3,183,916	(3,183,916)	-	6,046,884	(6,046,884)	-
Marketing commissions	-	3,024,180	3,024,180	-	6,887,667	6,887,667
Travel commissions	-	856,892	856,892	-	2,495,982	2,495,982
Cost of travel services and products	229,591	(229,591)	-	1,858,904	(1,858,904)	-
Franchise services and products	-	43,238	43,238	-	142,654	142,654
Depreciation and amortization	150,815	72,881	223,696	444,354	311,208	755,562
Marketing and selling	125	61,672	61,797	525	123,894	124,419
General and administrative	2,608,779	117,462	2,726,241	5,548,894	1,056,350	6,605,244

Total operating expenses	6,173,226	762,818	6,936,044	13,899,561	3,111,967	17,011,528

LOSS FROM OPERATIONS	(647,467)	56,534	(590,933)	(147,657)	(1,927,038)	(2,074,695)

OTHER INCOME (EXPENSES)
Interest and dividend income	33,266	3,182	36,448	72,800	(5,466)	67,334
Interest expense	(156,573)	(181,415)	(337,988)	(838,779)	199,091	(639,688)
Change in fair market value of derivatives	-	(429,673)	(429,673)	-	(2,869,578)	(2,869,578)
Loss on sale of short term investments	-	-	-	(5,671)	5,671	-

Total other income (expenses)	(123,307)	(607,906)	(731,213)	(771,650)	(2,670,282)	(3,441,932)

Income (loss) before income taxes	(770,774)	(551,372)	(1,322,146)	(919,307)	(4,597,320)	(5,516,627)
Income Taxes	-	-	-	(11,827)	11,827	-

NET LOSS	$(770,774)	$(551,372)	$(1,322,146)	$(907,480)	$(4,609,147)	$(5,516,627)

NET LOSS PER SHARE:

Weighted average shares outstanding	24,418,669	1,208	24,419,877	21,485,566	2,664,090	24,149,656
Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)	$(0.19)	$(0.23)

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following provides an in-depth discussion of the items that have been restated in the Company’s financial statements as of and for the three and nine months ended September 30, 2005 as summarized above:

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

Deferred Tax Assets

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

Additionally, the restatement is a result of the previously issued financial statements not properly reflecting property and equipment acquired in conjunction with the merger transactions on December 8, 2004. In addition the Company had not properly capitalized certain equipment purchases from the date of acquisition through September 30, 2005.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible Assets (net) and Goodwill

Upon the merger of YTB, Inc. and REZconnect, the excess of the value of the equity issued for the assets was recorded as Intangible Assets, including Goodwill. An independent appraisal was not performed. During 2005, the Company retained a qualified firm to perform valuations to determine the value of the consideration exchanged in the transaction as well as the value of identifiable intangible assets as of the acquisition date. As a result of the appraisal the Company determined that the total fair value of the consideration provided in the purchase was $4,847,928. Previously, the Company had reflected the value of the consideration to be $15,257,445. The allocation of the revised purchase price to the fair value of assets acquired resulted in a reduction in the value attributable to intangible assets, net of adjusted accumulated amortization of $3,190,000 and a reduction in the residual value allocated to goodwill in the amount of $7,211,796. In addition, the appraisal identified differing lives for the recorded intangible assets. The combination of different asset values and different amortization periods resulted in an increase in amortization in the amount of $203,113.

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

Security Deposits Receivable and Other Assets, Deferred Loan Expense, Convertible Debt Derivatives, Long-term Debt Less Current Maturities, Long-term Convertible Debt Derivatives

The restatements represent corrections that were made to properly account for the convertible term note (the “NOTE”) the Company entered into in January 2005. The previous accounting treatment was revised and the transaction was recorded in accordance with SFAS No. 133 and EITF Issue No. 00-19. The corrected initial allocation of the gross proceeds of $2,000,000 was $1,923,201 allocated to the embedded derivative, $16,192 allocated to stock warrants and $60,607 allocated to the term note. The embedded derivative was initially recorded at fair value, and adjusted to fair value at teach subsequent balance sheet date. The net increase in the embedded derivative liability in the three and nine months ended September 30, 2005 was $429,673 and $2,869,578 and is recorded as Other Expense in the Consolidated Statement of Operations. The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value is being amortized as debt discount using the effective interest rate method over the term of the Note. In addition, the Company incurred debt issuance costs related to the Note in the amount of $174,020, which are being amortized over the term of the Note. See Note 6.

In addition, the Company failed to satisfy the registration rights requirement and has accrued $160,000 in penalties as of September 30, 2005 under the terms of the agreement. See Note 14.

Notes Payable

The Company determined that it did not record the note payables for a vehicle.

Accounts Payable and Accrued Expenses

As a result of a lack of internal controls related to proper cut-off and recording of expenses, the balances previously reported were not proper. Company management reviewed and analyzed transactions, making appropriate cut-off corrections for these transactions, resulting in changes to previously reported results in the amount of $407,578 with an equivalent increase in expenses.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

•
As discussed previously, the Company has corrected a previously recorded prior period adjustment it had recorded to reflect the issuance of 900,000 shares to an officer of the Company. The shares were issued in 2004. The total expense of $252,000 was recorded as a result of the share issuance. The company had previously reflected a prior period adjustment $201,600. As no binding agreement had been entered into by the Company to justify the accrual of an expense in the prior period the expense properly belongs in the period in which the shares were issued. Accordingly, the Company has reversed the previously recorded prior period adjustment and reflected the all of the expense in 2004

•
In 2001 the Company cancelled and reissued and repriced its outstanding options. Under the requirements of FIN 44 the reissuance and repricing subjects the stock option to variable accounting. In 2004 and the first quarter of 2005, the Company recorded additional equity compensation to reflect the change in value of its stock options under the provisions of APB No. 25 as interpreted by FIN 44 in the amount of $111,061 and $172,000, respectively, and $246,900 and $155,100, respectively, in the second and third quarters of 2005.

•
During the first quarter of 2005, equity compensation in the amount of $81,377 was previously recorded as a result of 88,152 shares issued as compensation for services to non-empolyees with an offsetting adjustment to common stock in the amount of $88 and additional paid in capital in the amount of $81,289. The Company adjusted the amount recorded to additional paid in capital by $35,272 to reflect the fair value of the shares as of the date of issuance.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As a result of the various restatement items identified by the Company, the following changes have been reflected in stockholders’ equity:

Total Stockholders’ Equity at September 30, 2005 previously-reported	$16,874,347

2004 adjustment for shares issued to employees	1,267,700
2004 adjustment for shares issued to non-employees	46,662
2004 adjustment in value of shares issued in purchase of YTB	(10,687,621)
2004 change in previously-reported net loss	(1,905,039)
2004 stock option compensation for 2001 repriced options	111,061
Q105 adjustment for value of shares issued for services	35,272
Q205 adjustment for value of shares issued for services	4,063
Q105 value of warrants issued in conjunction with debt offering	42,192
Q105 stock option compensation for 2001 repriced options	172,000
Q205 stock option compensation for 2001 repriced options	246,900
Q305 stock option compensation for 2001 repriced options	155,100
Q105 compensation expense recognized for in-the-money options	22,495
Q205 compensation expense recognized for in-the-money options	22,495
Q305 compensation expense recognized for in-the-money options	22,495
Q105 reversal of incorrect entry for convertible debt	(706,000)
Q105 change in previously-reported net loss	(2,417,169)
Q205 change in previously-reported net loss	(1,640,606)
Q305 change in previously-reported net loss	(551,372)
Other	33,402

Total Stockholders’ Equity as restated	$1,148,377

Net Revenues

Based upon a more detailed analysis by company management, the Company concluded that the proper life of an RTA was 12 months. Previously, the Company had estimated the life of an RTA to be 36 months. This resulted in a reduction in deferred revenue and an increase in recorded revenue which was offset by previously overstated revenue related to intercompany website user fees and travel commission revenue. In addition, the previously reported revenues for the third quarter included the reversal of an erroneous journal entry originally made during June 2005 which recorded an additional $30,000 in revenue. The erroneous journal entry has been revised in the restated financial statements included in the amended filing on Form 10-QSB/A for the period ending June 30, 2005, and accordingly, revenue has been restated during the third quarter to reflect such reversal now being properly reflected during the second quarter. In addition, certain travel related revenue had previously been recognized on a gross rather than net basis for transactions in which the Company was an agent. In addition, the Company has reclassified amounts within the reported revenue captions to accurately reflect the components of revenue.

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

Marketing, Selling, General and Administrative Expenses

The increase is a result of recording additional expense related to certain share-based transactions that were not originally recorded as discussed above, in addition to the reclassification of certain previously reported amounts. In addition, as previously discussed the company failed to achieve a proper cut-off of expenses and properly record certain credit card transactions and adjusted accounts payable and accrued expenses to reflect additional amounts recorded as of September 30, 2005.

Change in Fair Market Value of Derivatives

Corrections were made to properly account for the convertible term note (the “NOTE”) the Company entered into in January 2005. The previous accounting treatment was revised and the transaction was recorded in accordance with SFAS No. 133 and EITF Issue No. 00-19. The corrected initial allocation of the gross proceeds of $2,000,000 was $1,923,201 allocated to the embedded derivative, $16,192 allocated to stock warrants and $60,607 allocated to the term note. The embedded derivative was initially recorded at fair value, and adjusted to fair value at teach subsequent balance sheet date. The net increase in the embedded derivative liability in the three and nine months ended September 30, 2005 was $429,673 and $2,869,578, respectively, and is recorded as Other Expense in the Consolidated Statement of Operations. See Note 6.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Income Taxes

As a result of the Company’s operating losses, no income taxes need to be provided.

Net Loss

As a result of the various restatement items identified by the Company, the following changes have been reflected in net loss for the three and nine months ended September 30, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss as previously reported	$(770,774)	$(907,480)

Revenue gross to net	(171,937)	(456,483)
Travel commission expense gross to net	291,654	441,767
Variable accounting on repriced stock options	(155,100)	(574,000)
Stock option compensation	(22,495)	(67,485)
Accrual basis accounting for operating expenses	(4,856)	(583,496)
Accounts receivable bad debt expense	-	(169,644)
Amortization of capitalized software	(72,881)	(311,208)
Change in fair market value of derivatives	(429,673)	(2,869,578)
Other	13,916	(19,020)

Net loss as restated	$(1,322,146)	$(5,516,627)

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total revenues:

	(RESTATED) Nine Months Ended September 30, 2005	(RESTATED) Nine Months Ended September 30, 2004
Revenues
Online travel store sales and monthly fees	65.4%	18.7%
Travel commissions and services	23.5%	57.8%
Franchise service and other fees	2.2%	23.4%
Miscellaneous	8.9%	0.1%

TOTAL REVENUES	100.0%	100.0%

Operating Expenses

Marketing commissions	46.1%	0.0%
Travel commissions	16.7%	47.1%
Franchise fees	1.0%	6.8%
Depreciation an amortization	5.1%	15.5%
Marketing and selling	0.8%	0.0%
General and administrative	43.8%	65.7%

TOTAL OPERATING EXPENSES	113.5%	135.1%

LOSS FROM OPERATIONS	(13.5%)	(35.1%)

Other Income (Expenses)

Change in fair market value of derivatives	(19.2%)	0.0%
Interest and dividend Income	0.5%	0.8%
Interest expense	(4.3%)	(1.5%)

TOTAL OTHER INCOME	(23.0%)	(0.7%)

Net Loss	(36.5%)	(35.8%)

NOTE: The consolidated results for the nine-months ended September 30, 2005 include the accounts of the Company and its three wholly-owned subsidiaries, Technologies; YTB Travel; and YTB Marketing. The results for the nine months ended September 30, 2004 represent the accounts of the former REZconnect only, because at September 30, 2004, the merger and subsequent consolidation had not yet occurred. As such, comparisons between September 30, 2005 and September 30, 2004 will reflect variances causing incompatibility between those two periods.

Revenues

Franchise service fee and other fees decreased $(151,911) for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004.

Travel commissions  and services increased by $2,316,744 in the 2005 nine-month period, an increase of approximately 194.5%. The increase is attributable to an increase in the representatives utilizing the Company as their travel provider.

Online travel store sales and monthly fees increases are attributable to the merger with YTB, Inc. (see note above).

Other income increased $1,322,793 for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004.

Expenses

Marketing commissions are attributable to the merger with YTB, Inc. (see note above).

The cost of travel commissions increased by $1,527,963 or 157.8% for the 2005 nine month period, as compared to the 2004 nine-month period.

Franchise services and products  increased by $2,449 or 1.7% for the 2005 nine month period, as compared to the 2004 nine month period.

Depreciation and amortization expenses increased by $435,867 for the 2005 nine month period, as compared to the 2004 nine month period, which is attributable mainly to the amortization of the sales representative agreements acquired in the merger with YTB, Inc..

The cost of marketing commissions for the 2005 nine month period increased compared to the 2004 nine month period which is attributable to the merger with YTB, Inc. (see note above).

General and administrative expenses increased by $5,272,330 for the 2005 nine month period, as compared to the 2004 nine month period. As a percentage of total revenues, general and administrative expenses were 44.2% in 2005 as compared to 64.7% in 2004. The increase in general and administrative expense in 2005 is attributable to the merger with YTB, Inc.

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

Liquidity and capital resources

Cash provided by operating activities for the 2005 nine month period was $277,117 as compared to cash used by in operating activities of 71,818 in the 2004 nine month period.

Cash used in investing activities was 2,312,742 in the 2005 nine month period as compared to cash provided by investing activities of $70,499 in the 2004 nine month period.

Cash provided by financing activities was 2,672,172 in the 2005 nine month period and used by financing activities was $12,090 in the 2004 nine month period. As of September 30, 2005, the Company had approximately $662,266 in cash and $2,557,062 in marketable securities, as a result of the raising of capital from the sale of a convertible note which occurred in January 2005 for $2,000,000, and from the proceeds of $960,000 from the issuance of stock in a private placement transaction.

The Company believes that cash and short term investments on hand at September 30, 2005 and its cash flow from operations will be sufficient to meet its obligations on a timely basis for the next 12 months.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for the three and nine months ended September 30, 2005, net income would have been reduced by approximately $33,630 and $100,890, respectively ($111 and $333 for the three and nine months ended September 30, 2004). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. The company currently intends to apply the prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in fiscal 2006.

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. In connection with the Form 10-QSB for the fiscal year ended September 30, 2005, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2005.

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

The restatements are described in more detail in Note 14 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report filed on Form 10-KSB/A No. 6 for the year ended December 31, 2004 and Note 13 in the Notes to Condensed Consolidated Financial Statements included in the company’s condensed financial statements included herein. Internal controls over financial reporting, including the application of accounting policies and principles, are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company’s disclosure controls as of September 30, 2005 and 2004. Remediation of those internal control issues is currently in process. The following is a summary of those weaknesses identified by management:

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarters ended September 30, 2005 and 2004.

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

Internal Inquiry

As reported above, the Company initiated an internal inquiry into (i) possible improper recognition of approximately $30,000 in revenue for the period ended June 30, 2005 as reported in the Company’s Form 10-QSB for the period ended June 30, 2005, which possible improper recognition the Company believes was rectified in its Form 10-QSB for the period ended September 30, 2005, and (ii) the probability that Dischino & Associates, P.C., the Company’s former independent auditor, was not independent during a portion of the period in which it performed services on behalf of the Company. Management of the Company concluded that in light of the fact that it appears the Company’s former audit firm provided certain prohibited services and appeared not to have followed appropriate auditing standards, the financial statements included in the Company’s Annual Reports for the years ended December 31, 2003 and 2004, and the Company’s Quarterly reports on Form 10-QSB for years 2004 and 2005 cannot be relied upon. Accordingly, all of the affected statements and filings have been restated and re-audited.

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