Form 10KSB/A
period 2005-12-31
YTB International, Inc.
filed 2007-03-13
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-18412

YTB International, Inc.
(formerly REZconnect Technologies, Inc.)
(Name of small business issuer in its charter)

Delaware	20-2181181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 East Edwardsville Road
Wood River, Illinois	62095
(Address of principal executive offices)	(zip code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of the registrant as of February 28, 2007 was approximately $158,169,589.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 28, 2007, there were 38,971,967 shares of Common Stock, par value $.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one) Yes☐ No ☒.

EXPLANATORY NOTE

YTB International, Inc. (“YTB” or the “Company”) is filing this amendment on Form 10-KSB/A (Amendment No. 1) to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on November 22, 2006 (the “Original Report”), solely for the purpose of making certain corrections and changes. This amendment reflects the following changes:

During a review of the Company’s outstanding options and warrants, the Company discovered that the expense related to 200,000 warrants previously issued had not been recognized in the 2005 consolidated financial statements. We are amending this Form 10-KSB to reflect this additional expense of $311,028, or ($0.01) per share, and to update the related disclosure. See Note 11, “Capital Stock,” and Note 15, “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements for a detailed discussion of the effect of the restatement. Furthermore, we have clarified the disclosure in Item 8A. “Controls and Procedures”,  Item 8C. "Management's Remediation Plan", Item 12. “Certain Relationships and Related Transactions” and Note 10, “Related Party Transactions,” to the Notes to Consolidated Financial Statements.

In addition, certain items in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 have been reclassified to properly reflect non-cash items as well as the gross activity related to the conversion of debt to common stock that occurred in the fourth quarter of 2005. Certain reclassifications were also made in the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2005 to provide additional detail regarding the value of warrants issued in conjunction with the convertible debt, as well as a reclassification on the Consolidated Statement of Operations between the “Change in the fair market value of derivatives” and “Interest Expense”.

This amendment does not reflect events occurring after the filing of the Original Report, or modify or update those disclosures affected by subsequent events. This Amendment continues to speak as of the date of the Original Report, and does not modify or update any other item or disclosures in the Original Report.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total revenues:

	Year Ended December 31, 2005	Year Ended December 31, 2004
	(RESTATED)
NET REVENUES
Online travel stores and monthly fees	68.5%	28.9%
Travel commissions and services	21.8%	51.1%
Franchise service fees and other fees	2.1%	19.8%
Other	7.6%	0.2%

Total net revenues	100.0%	100.0%

OPERATING EXPENSES

Marketing commissions	64.3%	8.7%
Travel commissions	16.0%	39.5%
Franchise fees	0.9%	6.1%
Depreciation and amortization	4.4%	14.9%
Marketing and selling	0.9%	-
General and administrative	40.7%	99.2%

Total operating expenses	127.2%	168.4%

LOSS FROM OPERATIONS	(27.2%)	(68.4%)

OTHER INCOME/(EXPENSES)

Change in fair market value of derivatives	(6.3%)	-
Interest and dividend income	0.5%	0.8%
Interest expense	(6.1%)	(1.1%)

TOTAL OTHER EXPENSE	(11.9%)	(0.3%)

NET LOSS	(39.1%)	(68.7%)

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

General and Administrative. General and administrative expenses increased by approximately $5,621,592 or 177.5% from 2004 to 2005. The increase in general and administrative expense in 2005 is attributable to the merger with YTB, Inc. $1.7 million is attributable to increased legal and consulting fees surrounding the private placement memorandum and the Laurus Fund loan. $2 million of the increased G&A is the result of both the merger with YTB (only 1 month of expense in 2004) and increased staffing to handle the high growth rate of RTAs (increased payroll and benefits costs at YTB). Credit card fees, travel, rent & shipping costs, and convention costs all accounted for $500 thousand each amounting to the remaining $2 million. In addition, $311,028 was recorded in 2005 as equity compensation for investment consulting services. On a pro forma basis as if YTB Inc. had been included for the full year, the increase would have been approximately $2,740,000 or 45.3%.

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

Liquidity and Capital Resources

Cash provided by operating activities in 2005 was $107,722 as compared to cash consumed by operating activities of $298,942 in 2004.

Cash used by investing activities was $3,589,691 in 2005 as compared to cash provided by investing activities of $192,154 in 2004, primarily as a result of the purchase of securities. The purchase of property and equipment accounted for the use of $429,645 in 2005.

Cash provided by financing activities was $3,686,608 in 2005 compared to $84,387 in 2004. $3,000,000 of the increase derives from the proceeds from the issuance of debt and the other $960,000 derives from a common stock issuance.

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

In addition, after having filed its Form 10-KSB for the year ended December 31, 2005, additional information relative to stock warrants issued by the Company came to light. This information required the restatement of Form 10-KSB for the year ended December 31, 2005.

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

•	The Company failed to maintain adequate controls over the issuance of and accounting for warrants.

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

•                 The Chief Financial Officers’ office will maintain a log of warrants and options issued along with other pertinent data. This log will be reviewed each reporting period to ensure that proper accounting occurs.

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

Directors and Executive Officers

Each director will serve for a term of one year and thereafter until their successors are duly elected and appointed or he resigns, unless sooner removed. Set forth below is certain information concerning the directors and executive officers:

Name	Director Since	Age	Position/Title
J. Lloyd Tomer	December 2004	71	Chairman of the Board of Directors
Michael Y. Brent	November 1989	63	President and Director
J. Scott Tomer	December 2004	47	Chief Executive Officer and Director
Derek J. Brent	April 1995	34	Secretary and Director
Kim Sorensen	December 2004	55	Vice President and Director
John D. Clagg	n/a	47	Chief Financial Officer
Harold L. Kestenbaum	December 1991	56	Director
Darren Brent	November 2005	34	Director
Clay Winfield	November 2005	51	Director
Andrew Wilder	November 2005	54	Director
Timothy Kaiser, M.D.	November 2005	48	Director

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

The Company leases office space to house its executive offices in two buildings under separate commercial lease agreements. The buildings are owned and controlled by a company of which certain members of the Company’s Board of Directors are principals. In addition, each lease contains an addendum which grants to the landlord a two-year common stock purchase warrant to purchase Company stock in exchange for the deed to the property, unencumbered.

The first lease, which covers approximately 13,000 square feet, commenced July 1, 2005 and expires June 30, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires June 30, 2007, to purchase 500,000 shares of Company stock for a total exercise price of $1.00 and the deed to the property, unencumbered, in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $1,850,000.

Correspondingly, the second lease, , which covers approximately 5,000 square feet, commenced November 1, 2005 and expires on October 31, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires October 31, 2007, to purchase 625,000 shares of Company stock for a total exercise price of $1.00 and the deed to the property, unencumbered, in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $2,350,000.

The combined rental cost of both spaces is $15,000 per month. Combined rent expense for these two leases was $65,000 for the year ended December 31, 2005. As of December 31, 2005, neither of the common stock warrants has been exercised.

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

10.9	Employment Agreement dated January 1, 2005 by and between Michael Y. Brent and YTB International, Inc.

10.10	Employment Agreement dated January 1, 2005 by and between Derek Brent and YTB International, Inc.

10.11	Employment Agreement dated January 1, 2005 by and between J. Scott Tomer and YTB International, Inc.

10.12	Employment Agreement dated January 1, 2005 by and between J. Kim Sorensen and YTB International, Inc.

10.13	Commercial Lease Agreement dated December 22, 2004 and effective April 6, 2005 by and between Meridian Land Company Inc. and YTB International, Inc.

10.14	Commercial Lease Agreement dated August 4, 2005 by and between Meridian Land Company, Inc. and YTB International, Inc.

14.1	YTB International, Inc. Code of Business Ethics Summary

21.1	Subsidiaries of YTB International, Inc.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th of March, 2007.

YTB International, Inc. (successor to REZconnect Technologies, Inc.)

/s/ J. Scott Tomer
J. Scott Tomer, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of YTB International, Inc. in the capacities indicated on the 12th day of March, 2007.

/s/ J. Scott Tomer	Director and Chief Executive Officer	March 12, 2007
J. Scott Tomer	(principal executive officer)

/s/ J. Lloyd Tomer	Chairman of the Board of Directors	March 12, 2007
J. Lloyd Tomer

/s/ J. Kim Sorensen	Director and President	March 12, 2007
J. Kim Sorensen

/s/ Andrew Cauthen	Secretary	March 12, 2007
Andrew Cauthen

/s/ Harold Kestenbaum, Esq.	Director	March 12, 2007
Harold Kestenbaum, Esq.

/s/ Clay Winfield	Director	March 12, 2007
Clay Winfield

/s/ John Simmons, Esq.	Director	March 12, 2007
John Simmons, Esq.

/s/ Andrew Wilder	Director	March 12, 2007
Andrew Wilder

/s/ Dr. Timothy Kaiser	Director	March 12, 2007
Dr. Timothy Kaiser

/s/ Lou Brock	Director	March 12, 2007
Lou Brock

/s/ John D. Clagg	Chief Financial Officer and Treasurer	March 12, 2007
John D. Clagg	(principal financial and accounting officer)

YTB INTERNATIONAL, INC.
TABLE OF CONTENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

Page(s)
Report of UHY LLP, Independent Registered Public Accounting Firm	F1

Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004	F2

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004	F3

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2005 and 2004	F4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004	F5

Notes to Consolidated Financial Statements	F6 - F24

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
YTB International, Inc. (formerly REZConnect Technologies, Inc.):

We have audited the accompanying balance sheets of YTB International, Inc., formerly REZConnect Technologies, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed more fully in Note 15 to the consolidated financial statements, the Company restated its December 31, 2005 consolidated financial statements to correct for errors resulting from previously unrecognized warrants, related party lease payments and warrants not previously disclosed and misclassifications within the consolidated statements of operations, changes in stockholders’ equity and cash flows.

St. Louis, Missouri
November 22, 2006 except for Note 15 on which the date is March 8, 2007

F1

YTB INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

	(RESTATED) 2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$230,358	$25,719
Available-for-sale securities	3,611,003	528,311
Accounts receivable (less allowance for doubtful accounts of $24,888 in 2005 and $169,644 in 2004)	64,402	20,411
Notes receivable	20,000	-
Prepaid marketing commissions	4,212,417	1,622,645
Other prepaid expenses and current assets	285,169	-
Total current assets	8,423,349	2,197,086

Property and equipment, net	631,992	353,047
Intangible assets, net	2,542,020	3,262,800
Goodwill	2,224,322	2,224,322
Other assets	16,184	96,705

TOTAL ASSETS	$13,837,867	$8,133,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$122,055	$102,342
Current maturities of long-term debt	19,532	18,768
Accounts payable and accrued expenses	1,944,640	941,101
Accrued bonuses	3,451,826	-
Current portion of deferred revenue	4,660,200	1,820,808
Convertible debt derivatives	280,000	-
Other current liabilities	-	100,000
Total current liabilities	10,478,253	2,983,019

Other long-term liabilities:
Long-term debt, less current maturities	264,079	286,789
Deferred revenue, less current portion	4,366	86,245
Other liabilities	23,636	20,920
Total other long-term liabilities	292,081	393,954

TOTAL LIABILITIES	10,770,334	3,376,973

STOCKHOLDERS’ EQUITY
Preferred stock, Series B convertible, par value $.001; liquidation preference $1.45 per share; 5,000,000 shares authorized, 4,092,376 shares issued and outstanding	-	4,092
Common stock, par value $.001; 20,000,000 shares authorized, 18,976,125 shares issued and outstanding	-	18,976
Common stock, par value $.001; 50,000,000 shares authorized, 27,336,260 shares issued and outstanding	27,336	-
Additional paid-in capital	19,376,053	12,616,988
Accumulated deficit	(16,335,856)	(7,883,069)

TOTAL STOCKHOLDERS’ EQUITY	3,067,533	4,756,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,837,867	$8,133,960

See accompanying notes to consolidated financial statements.

F2

YTB INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004

	(RESTATED) 2005	2004

NET REVENUES
Online travel store sales and monthly fees	$14,783,647	$922,407
Travel commissions and services	4,718,056	1,631,656
Franchise service fees and other fees	443,693	632,393
Other	1,647,921	6,236

Total net revenues	21,593,317	3,192,692

OPERATING EXPENSES
Marketing commissions	13,881,404	278,555
Travel commissions	3,454,033	1,261,751
Franchise services and products	198,054	194,360
Depreciation and amortization	944,619	474,986
Marketing and selling	207,181	-
General and administrative	8,788,953	3,167,361

Total operating expenses	27,474,244	5,377,013

LOSS FROM OPERATIONS	(5,880,927)	(2,184,321)

OTHER INCOME (EXPENSES)
Change in fair market value of derivatives	312,143	-
Interest and dividend income	102,049	25,707
Interest expense	(2,986,052)	(34,735)

Total other expenses	(2,571,860)	(9,028)

NET LOSS	$(8,452,787)	$(2,193,349)

NET LOSS PER SHARE:

Weighted-average shares outstanding	24,861,904	12,353,203

Net loss per share - basic and diluted	$(0.34)	$(0.18)

See accompanying notes to consolidated financial statements.

F3

YTB INTERNATIONAL, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2005 (restated) and 2004

	Delaware Series B				Series B
	Convertible Preferred		Delaware Common Stock		Convertible Preferred		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2004	-	$-	-	$-	-	$-	10,606,314	$10,606	$6,634,203	$(5,689,720)	$955,089

Shares issued for services	-	-	-	-	-	-	196,061	196	46,466	-	46,662

Shares issued for employee bonuses	-	-	-	-	-	-	1,243,750	1,244	1,266,456	-	1,267,700

Common shares issued for acquisition	-	-	-	-	-	-	7,930,000	7,930	3,084,770	-	3,092,700

Convertible preferred shares issued for acquisition	-	-	-	-	4,092,376	4,092	-	-	1,673,782	-	1,677,874

Shares surrendered	-	-	-	-	-	-	(1,000,000)	(1,000)	(199,750)	-	(200,750)

Stock option compensation	-	-	-	-	-	-	-	-	111,061	-	111,061

Net loss	-	-	-	-	-	-	-	-	-	(2,193,349)	(2,193,349)
Balance at December 31, 2004	-	-	-	-	4,092,376	4,092	18,976,125	18,976	12,616,988	(7,883,069)	4,756,987

Conversion of common stock to Delaware common stock upon reincorporation in Delaware	-	-	18,976,125	18,976	-	-	(18,976,125)	(18,976)	-	-	-

Conversion of series B preferred stock to Delaware preferred stock upon reincorporation in Delaware	4,092,376	4,092	-	-	(4,092,376)	(4,092)	-	-	-	-	-

Conversion of preferred stock to common stock	(4,092,376)	(4,092)	4,092,376	4,092	-	-	-	-	-	-	-

Common shares issued for services	-	-	201,091	201	-	-	-	-	352,787	-	352,988

Warrants issued for services	-	-	-	-	-	-	-	-	311,028	-	311,028

Common shares issued through private placement	-	-	1,200,000	1,200	-	-	-	-	958,800	-	960,000

Warrants issued in conjunction with debt offering	-	-	-	-	-	-	-	-	258,004	-	258,004

Conversion of debt to common stock	-	-	2,766,668	2,767	-	-	-	-	4,822,566	-	4,825,333

Common shares issued for options exercised	-	-	100,000	100	-	-	-	-	49,900	-	50,000

Stock option compensation	-	-	-	-	-	-	-	-	5,980	-	5,980

Net loss	-	-	-	-	-	-	-	-	-	(8,452,787)	(8,452,787)
Balance at December 31, 2005, as restated	-	$-	27,336,260	$27,336	-	$-	-	$-	$19,376,053	$(16,335,856)	$3,067,533

See accompanying notes to consolidated financial statements.

F4

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	(RESTATED) 2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,452,787)	$(2,193,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	944,619	474,986
Amortization of deferred offering costs	174,020	-
Shares issued for services	352,988	100,052
Warrants issued for services	311,028	-
Shares issued for employee compensation	-	1,267,700
Shares issued for services subsequently surrendered	-	(53,390)
Employee stock option expense	5,980	111,061
Change in fair value of derivatives	(312,143)	-
Amortization of debt discount on convertible debt	2,369,480	-
Changes in operating assets and liabilities:
Accounts receivable, net	(43,991)	64,089
Notes receivable	(20,000)
Prepaid marketing commissions	(2,589,772)	-
Other prepaid expenses and current assets	(285,169)	4,400
Other assets	(1,358)	(77,034)
Accounts payable and accrued expenses	1,080,893	(182,162)
Accrued bonuses	3,451,826	-
Deferred revenue	2,839,392	190,051
Convertible debt derivative	280,000	-
Other liabilities	2,716	(5,346)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	107,722	(298,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(429,645)	(11,671)
Accrued transaction cost	(77,354)	-
Proceeds from sale of available-for-sale securities	5,908,078	1,137,875
Purchases of available-for-sale securities	(8,990,770)	(934,050)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,589,691)	192,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Other current liabilities	(100,000)	100,000
Principal payments on debt	(21,946)	(15,613)
Repayment of notes payable	(53,426)	-
Proceeds from convertible debentures	3,000,000	-
Cash paid for debt issuance costs	(148,020)	-
Proceeds from shares issued in private placement memorandum	960,000	-
Shares issued for option exercises	50,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,686,608	84,387

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204,639	(22,401)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,719	48,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$230,358	$25,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$427,186	$28,815

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for acquisition	$-	$3,092,700
Preferred shares issued for acquisition	$-	$1,677,874
Increase in notes payable and property and equipment	$73,139	$-
Warrants issued for debt offering costs	$26,000	$-
Decrease in notes receivable and deferred revenue	$81,879	$-
Convertible debt exchanged for common stock	$4,825,333	$-
Accrued transaction cost included in accounts payable	$-	$77,354

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

	(RESTATED) 2005	2004

Net loss - as reported	$(8,452,787)	$(2,193,349)

Add: Stock-based compensation expense Included in reported net loss	5,980	111,061

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(175,595)	(8,994)

Net loss - pro forma	$(8,622,402)	$(2,091,282)

Earnings (loss) per common share - basic
As reported	$(0.34)	$(0.18)
Pro forma	$(0.34)	$(0.17)

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

•	Registration Rights - As part of the Note agreement, the Company agreed to file a registration statement covering the warrants and potential shares to be issued upon conversion of the Note. The registration statement was to be filed within 30 days of the agreement, and declared effective within 120 days. The registration statement was to be continuously effective until the investor had sold all of the underlying shares. The registration rights agreement provides for a penalty of 2% per month. The Company has treated this item as an additional derivative and in failing to satisfy the registration rights requirement has accrued $280,000 in penalties under the terms of the agreement. Such amounts are reflected as a current liability in the Company's balance sheet. See Note 14.

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

On October 12, 2005, the investor converted the remaining principal balance at that time of $1,866,666 into 1,800,000 shares of common stock. On October 31, 2005, the investor exercised its option for the additional loan, at which time the Company received cash proceeds of $1,000,000. As provided in the agreement, the investor also received 400,000 additional stock warrants, exercisable at $1.25 per share, the fair value of which was recorded at $215,812. The investor immediately converted the additional loan into common stock, receiving 800,000 shares.

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

At December 31, 2005 the Company had approximately $11,441,000 of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will begin to expire in 2019 for federal and state purposes. The net operating losses may be subject to a substantial limitation under the “Change of Ownership” section 382 of the Internal Revenue Code.

A reconciliation of income taxes, with the amounts computed at the statutory federal rate, is as follows:

	As of December 31,
	2005	2004
Computed tax at federal statutory rate	$(2,873,948)	$(755,644)
Other, net	61,948	(16,356)
Change in valuation allowance	2,812,000	772,000

Total	$-	$-

F18

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consist of the following:

	As of December 31
	2005	2004
Deferred Tax Assets
Allowance for doubtful accounts	$9,000	$63,000
Allowance for notes receivable	-	25,000
Capitalized consulting	23,000	50,000
Accrued vacation	8,000	5,000
Capital losses	9,000	7,000
Accrued compensation	1,281,000	8,000
Net operation loss carry-forward	4,233,000	2,593,000
	5,563,000	2,751,000
Deferred Tax Liabilities	-	-

Net Deferred Tax Assets
Before valuation allowance	5,563,000	2,751,000

Less valuation allowance	(5,563,000)	(2,751,000)
Net Deferred Tax Asset	$-	$-

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

The Company leases office space to house its executive offices in two buildings under separate commercial lease agreements. The buildings are owned and controlled by a company of which certain members of the Company’s Board of Directors are principals. In addition, each lease contains an addendum which grants to the landlord a two-year common stock purchase warrant to purchase Company stock in exchange for the deed to the property, unencumbered.

The first lease, which covers approximately 13,000 square feet, commenced July 1, 2005 and expires June 30, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires June 30, 2007, to purchase 500,000 shares of Company stock for a total exercise price of $1.00 and the deed to the property, unencumbered, in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $1,850,000.

Correspondingly, the second lease, , which covers approximately 5,000 square feet, commenced November 1, 2005 and expires on October 31, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires October 31, 2007, to purchase 625,000 shares of Company stock for a total exercise price of $1.00 and the deed to the property, unencumbered, in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $2,350,000.

The combined rental cost of both spaces is $15,000 per month. Combined rent expense for these two leases was $65,000 for the year ended December 31, 2005. As of December 31, 2005, neither of the common stock warrants has been exercised.

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

NOTE 11 - CAPITAL STOCK

On February 8, 2005, the Company commenced a Private Placement Offering for the issuance of up to 1,000,000 shares at a price of $0.80 per share. Pursuant to the terms of the offering, the minimum investment was $15,000 to purchase an investment unit consisting of (a) 18,750 shares of common stock and (b) 18,750 common stock purchase warrants. Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.75 per share, exercisable for three years from date of issuance.

On April 5, 2005, the Company executed a warrant agreement with a consultant as consideration for services. The warrant agreement provided for the issuance of warrants to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $1.73 per share. The warrant was exercisable as to 66,666 shares upon execution of the agreement and the warrants to purchase the remaining 133,334 shares were to be exercisable upon the following vesting schedule; an additional 66,666 shares vest on August 5, 2005 and the final 66,668 shares vest on December 5, 2005. Shares issuable upon exercise of the warrant will be subject to customary demand and piggyback registration rights. Expense was recognized over the vesting period. For the year ended December 31, 2005, the Company recorded consulting expense of $311,028, based on the estimated fair value of the vested warrants using the Black-Scholes pricing model, with an offsetting adjustment to additional paid in capital. As of December 31, 2005, none of the warrants have been exercised.

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

Year Ended December 31, 2005 (RESTATED)	Marketing	Travel	Technology	Parent	Elimination	Total

External and inter- segment revenue	$16,244,918	$5,157,763	$237,741	-	$(47,105)	$21,593,317
Segment profit (loss)	(3,676,254)	800,964	73,139	(5,650,636)	-	(8,452,787)
Assets	5,992,397	1,703,476	165,413	4,845,102	1,131,479	13,837,867
Depreciation and amortization	100,024	-	103,815	740,780	-	944,619
Capital Expenditures	502,784	-	-	-	-	502,784

Year Ended December 31, 2004	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter- segment revenue	$501,214	$2,265,271	$426,207	$-	$-	$3,192,692
Segment profit (loss)	(245,667)	(1,459,286)	(488,396)	-	-	(2,193,349)
Assets	2,416,019	566,828	357,272	5,487,122	(693,281)	8,133,960
Depreciation and amortization	3,036	-	471,950	-	-	474,986
Capital Expenditures	11,671	-	-	-	-	11,671

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

Effective November 22, 2006, Michael Y. Brent, Derek J. Brent and Darren J. Brent resigned as members of the Company’s Board of Directors.

F22

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS

At its February 19, 2007 meeting of the Board of Directors (the “Board”) of YTB International, Inc. (the “Company”), the Board determined that it was necessary to restate and refile its previously filed Form 10-KSB and financial statements for the year ended December 31, 2005. The Board made this determination after ratifying a previously undisclosed issuance of warrants to purchase 200,000 shares of the Company’s common stock at $1.73 per share. The warrants were issued to an advisor of the Company in April 2005, but had not previously been approved by the Board (see Note 11, “Capital Stock”) nor accounted for in the original 2005 Financial Statements.

As a result, the Company restated its financial statements included in its Form 10-KSB for the year ended December 31, 2005, filed on November 22, 2006. In conjuction with the restatement, certain other issues, as described below, came to the Company’s attention and have been changed in the revised financial statements.

Effects of the Restatement

The Company has restated its Financial Statements to reflect additional expense of $311,028, or ($0.01) per share, related to the value of the warrants discussed above and to update the related disclosure. In addition, certain items in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 have been reclassified to properly reflect non-cash items as well as to report the gross activity, rather than net activity, related to the conversion of debt to common stock that occurred in the fourth quarter of 2005. Certain reclassifications were also made in the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2005 to provide additional detail regarding the value of warrants issued in conjunction with the convertible debt, as well as a reclassification on the Consolidated Statement of Operations between the “Change in the fair market value of derivatives” and “Interest expense”.

The restatement also impacted or made changes to the following financial statement footnotes; 2, 6, 9, 10, 11, 12 and added this restatement footnote.

Below is the effect on the Consolidated Balance Sheet as of December 31, 2005 and the Consolidated Statements of Operations and the Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2005:

Consolidated Balance Sheet as of December 31, 2005

	As Originally Reported	Adjustment	As Restated

Additional paid-in capital	$19,065,025	$311,028	$19,376,053

Accumulated deficit	$(16,024,828)	$(311,028)	$(16,335,856)

Consolidated Statement of Operations for Fiscal Year ended December 31, 2005
	As Originally Reported	Adjustment	As Restated
OPERATING EXPENSES
General and administrative	$8,477,925	$311,028	$8,788,953
Total operating expenses	$27,163,216	$311,028	$27,474,244

LOSS FROM OPERATIONS	$(5,569,899)	$(311,028)	$(5,880,927)

OTHER INCOME (EXPENSES)	$(2,571,860)	$-	$(2,571,860)

NET LOSS	$(8,141,759)	$(311,028)	$(8,452,787)

NET LOSS PER SHARE:
Net loss per share - basic and diluted	$(0.33)	$(0.01)	$(0.34)

F23

Consolidated Statement of Cash Flows for Fiscal Year ended December 31, 2005
	As Originally Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,141,759)	$(311,028)		$(8,452,787)
	$2,757,513	$81,879		$2,839,392
Convertible debt exchange for common stock	$2,098,300	$(2,098,300)		$-
Note payable	$19,713	$(19,713)		$-
Amortization of deferred offering costs	$-	$174,020		$174,020
Shares issued for services	$338,025	$14,963		$352,988
Warrants issued for services	$-	$311,028		$311,028
Shares issued for option exercises	$50,000	$(50,000)		$-
Change in fair value of derivatives	$-	$(312,143)		$(312,143)
Amortization of debt discount on convertible debt	$-	$2,369,480		$2,369,480
Other assets	$80,521	(81,879)		$(1,358)
Deferred revenue	$2,757,513	$81,879	$
NET CASH PROVIDED BY OPERATING ACTIVITIES	$29,415	$78,307		$107,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(502,784)	$73,139		$(429,645)
NET CASH USED IN INVESTING ACTIVITES	$(3,662,830)	$73,139		$(3,589,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	$-	$(53,426)		$(53,426)
Cash paid for debt issuance costs	$-	$(148,020)		$(148,020)
Shares issued for options exercises	$-	$50,000		$50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,838,054	$(151,446)		$3,686,608

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative value of convertible debt exchanged for common stock	$2,098,300	$(2,098,300)		$-
Increase in notes payable and property and equipment	$-	$73,139		$73,139
Warrants issued for debt offering costs	$-	$26,000		$26,000
Decrease in notes receivable and deferred revenue	$-	$81,879		$81,879
Convertible debt exchanged for common stock	$-	$4,825,333		$4,825,333

F24