Form 10KSB/A
period 2005-12-31
YTB International, Inc.
filed 2007-03-13
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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

EXPLANATORY NOTE

This amendment is being made simply to include the signature block on page F1, “Report of Independent Registered Public Accounting Firm” that was unintentionally omitted from the prior filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YTB International, Inc. (successor to REZconnect Technologies, Inc.) has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th of March, 2007.

YTB International, Inc. (successor to REZconnect Technologies, Inc.)

/s/ J. Scott Tomer
J. Scott Tomer, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of YTB International, Inc. in the capacities indicated on the 13th day of March, 2007.

/s/ J. Scott Tomer	Director and Chief Executive Officer	March 13, 2007
J. Scott Tomer	(principal executive officer)

/s/ J. Lloyd Tomer	Chairman of the Board of Directors	March 13, 2007
J. Lloyd Tomer

/s/ J. Kim Sorensen	Director and President	March 13, 2007
J. Kim Sorensen

/s/ Andrew Cauthen	Secretary	March 13, 2007
Andrew Cauthen

/s/ Harold Kestenbaum, Esq.	Director	March 13, 2007
Harold Kestenbaum, Esq.

/s/ Clay Winfield	Director	March 13, 2007
Clay Winfield

/s/ John Simmons, Esq.	Director	March 13, 2007
John Simmons, Esq.

/s/ Andrew Wilder	Director	March 13, 2007
Andrew Wilder

/s/ Dr. Timothy Kaiser	Director	March 13, 2007
Dr. Timothy Kaiser

/s/ Lou Brock	Director	March 13, 2007
Lou Brock

/s/ John D. Clagg	Chief Financial Officer and Treasurer	March 13, 2007
John D. Clagg	(principal financial and accounting officer)

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

/s/ UHY LLP

St. Louis, Missouri
November 22, 2006 except for Note 15 on which the date is March 8, 2007

F1