Form 10QSB
period 2006-03-31
YTB International, Inc.
filed 2007-03-16
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

for the quarterly period ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of February 28, 2007, there were 38,971,967 shares, $.001 par value, of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB
Three months ended March 31, 2006

PAGE

PART I - FINANCIAL INFORMATION

Explanatory note	2

Item 1. Financial Statements

Condensed Consolidated Balance Sheets, March 31, 2006 (Unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Operations (Unaudited) Three months ended March 31, 2006 and 2005	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) Three months ended March 31, 2005	5

Condensed Consolidated Statements of Cash Flows (Unaudited) Three months ended March 31, 2006 and 2005	6

Notes To Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis or Plan of Operation	20

Item 3. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 6. Exhibits	26

Signatures	27

Certifications

EXPLANATORY NOTE

During a review of the Company’s outstanding options and warrants, the Company discovered the expense related to 200,000 warrants previously issued had not been recognized in the 2005 consolidated financial statements. As a result, the Company filed an amended Form 10-KSB for the year ended December 31, 2005 on March 12, 2007 to reflect the additional expense related to the warrants. In addition, the Company identified that certain items in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 should be reclassified to enhance disclosure, properly reflect non-cash items and properly reflect the gross activity related to the conversion of debt to common stock that occurred in the fourth quarter of 2005.

The financial statements for the quarter ended March 31, 2005 were not affected by the restatement for the warrants or other items discussed above except for certain reclassifications that were made to the Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2005. The affected column headings of the financial statements for the quarter ended March 31, 2005 included herein, as well as the affected footnotes, have been labeled as “Restated”.

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$330,649	$230,358
Available-for-sale securities	3,108,577	3,611,003
Accounts receivable (less allowance for doubtful accounts of $6,919 in 2006 and $24,888 in 2005)	99,107	64,402
Notes receivable	19,720	20,000
Prepaid marketing commissions	5,709,467	4,212,417
Other prepaid expenses and current assets	507,508	285,169
Total current assets	9,775,028	8,423,349

Property and equipment, net	704,874	631,992
Intangible assets, net	2,523,660	2,542,020
Goodwill	2,224,322	2,224,322
Other assets	14,994	16,184

TOTAL ASSETS	$15,242,878	$13,837,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$33,067	$122,055
Current maturities of long-term debt	20,532	19,532
Accounts payable and accrued expenses	1,332,599	1,944,640
Accrued bonuses	3,954,532	3,451,826
Current portion of deferred revenue	6,286,444	4,660,200
Convertible debt derivative	465,180	280,000
Other current liabilities	5,799	-
Total current liabilities	12,098,153	10,478,253

Other long-term liabilities:
Long-term debt, less current maturities	257,606	264,079
Deferred revenue, less current portion	4,366	4,366
Other liabilities	23,636	23,636
Total other long-term liabilities	285,608	292,081

TOTAL LIABILITIES	12,383,761	10,770,334

STOCKHOLDERS’ EQUITY
Common stock, par value $.001; 50,000,000 shares authorized, 27,336,260 shares issued and outstanding in 2006 and 2005	27,336	27,336
Additional paid-in capital	19,423,899	19,376,053
Accumulated deficit	(16,592,118)	(16,335,856)

TOTAL STOCKHOLDERS’ EQUITY	2,859,117	3,067,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,242,878	$13,837,867

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended

	March 31, 2006	March 31, 2005
NET REVENUES
Online travel store sales and monthly fees	$6,210,499	$2,303,993
Travel commissions and services	1,216,024	877,388
Franchise service fees and other fees	84,552	114,640
Other	652,251	252,225

TOTAL NET REVENUES	8,163,326	3,548,246

OPERATING EXPENSES
Marketing commissions	4,359,264	1,656,742
Travel commissions	643,188	591,911
Franchise services and products	27,394	57,643
Depreciation and amortization	65,402	312,768
Marketing and selling	63,745	8,632
General and administrative	3,144,235	2,307,164

TOTAL OPERATING EXPENSES	8,303,228	4,934,860

LOSS FROM OPERATIONS	(139,902)	(1,386,614)

OTHER INCOME (EXPENSES)
Change in fair value of derivatives	-	(956,015)
Interest and dividend income	32,801	1,761
Interest expense	(149,161)	(97,269)

OTHER INCOME (EXPENSE)	(116,360)	(1,051,523)

NET LOSS	$(256,262)	$(2,438,137)

NET LOSS PER SHARE:

Weighted-average shares outstanding	27,336,260	24,094,148

Net loss per share - basic and diluted	$(0.01)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Three months ended March 31, 2006

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2006	27,336,260	$27,336	$19,376,053	$(16,335,856)	$3,067,533

Stock option expense	-	-	47,846	-	47,846

Net loss	-	-	-	(256,262)	(256,262)
Balance at March 31, 2006	27,336,260	$27,336	$19,423,899	$(16,592,118)	$2,859,117

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Three months ended
	March 31, 2006	(RESTATED) March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(256,262)	$(2,438,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,402	312,768
Amortization of deferred offering costs	-	9,668
Shares issued for services	-	117,587
Stock option expense	47,846	194,495
Change in fair value of derivative	-	956,015
Amortization of discount on convertible debt	-	22,754
Changes in operating assets and liabilities:	-
Accounts receivable, net	(34,705)	1,998
Notes receivable	280	-
Prepaid marketing commissions	(1,497,050)	(386,005)
Other prepaid expenses and current assets	(222,339)	(114,947)
Other assets	1,190	-
Accounts payable and accrued expenses	(612,041)	680,645
Accrued bonuses	502,706	-
Deferred revenue	1,626,244	411,132
Convertible debt derivative	185,180	-
Other current liabilities	5,799	-

NET CASH USED IN OPERATING ACTIVITIES	(187,750)	(232,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(119,924)	(753)
Accrued transaction cost	-	(77,354)
Proceeds from sale of available-for-sale securities	1,282,018	1,311,987
Purchases of available-for-sale securities	(779,592)	(2,118,287)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	382,502	(884,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other current liabilities	-	(100,000)
Principal payments on debt	(5,473)	(8,935)
Repayment of notes payable	(88,988)	(4,381)
Proceeds from convertible debt	-	2,000,000
Cash paid for debt issuance costs	-	(148,020)
Proceeds from shares issued in private placement memorandum	-	750,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(94,461)	2,488,664

NET INCREASE IN CASH AND CASH EQUIVALENTS	100,291	1,372,230

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	230,358	25,719

CASH AND CASH EQUIVALENTS, END OF PERIOD	$330,649	$1,397,949

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,797	$5,189

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three months ended
	March 31, 2006	(RESTATED) March 31, 2005
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in notes payable and property and equipment	-	$48,089
Warrants issued for debt offering costs	-	$26,000
Decrease in notes receivable and deferred revenue	-	$19,003

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

On December 8, 2004, prior to the Reorganization, the former REZconnect acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. (“YTB, Inc.”), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under the laws of the State of New York State and the reorganization provisions of the Internal Revenue Code. The acquisition, which was recorded at a total value of $4,847,928, was effected by means of the former REZconnect exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB, Inc.

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

Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions. The YourTravelBiz.com, Inc. subsidiary markets online travel agencies on behalf of YTB Travel Network, Inc. by use of independent sales representatives. The REZconnect Technologies, Inc. subsidiary owns, maintains and develops online and other booking technologies for suppliers within the travel industry. It also franchises brick and mortar travel agencies. The YTB Travel Network, Inc. subsidiary is a travel agency which books online travel transactions, collects payments, collects licensing fees, and pays sales commissions.

All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by the Company are made through its independent agencies and franchisees, or through its interactive websites. Operational expenses consist of franchise system sales and support personnel, executive management and minimal administrative personnel.

NOTE 2 - BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of March 31, 2006, the related Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2006 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB/A No. 1 and No. 2 for the year ended December 31, 2005.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The condensed balance sheet as of December 31, 2005 was derived from the audited financial statements for the year then ended included in the Company’s 2005 Annual Report on Form 10-KSB/A No. 1 and No. 2 for the year ended December 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2006	December 31, 2005
Equipment	$292,433	$266,025
Furniture and fixtures	195,017	187,745
Capitalized software	1,459,062	1,378,711
Vehicles	168,908	168,908
Leasehold improvements	116,522	110,629
	2,231,942	2,112,018
Less: Accumulated depreciation	(1,527,068)	(1,480,026)

Property and equipment, net	$704,874	$631,992

Depreciation and amortization expense on property and equipment was $47,042 and $121,908 for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006 and December 31, 2005, capitalized software development costs, net of accumulated amortization, totaled $178,200 and $105,539, respectively. For the three months ended March 31, 2006 and 2005, the Company recorded amortization of capitalized software development costs of $7,690 and $108,815, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 4 - INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of March 31, 2006 and December 31, 2005:

	At March 31, 2006			At December 31, 2005
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360,000	$67,480	$292,520	$360,000	$54,620	$305,380
RTA agreements	690,000	690,000	-	690,000	690,000	-
Vendor agreements	220,000	28,860	191,140	220,000	23,360	196,640
Total amortized intangible assets	1,270,000	786,340	483,660	1,270,000	767,980	502,020

Unamortized intangible assets
Domain names	2,040,000	-	2,040,000	2,040,000	-	2,040,000
Total unamortized intangible assets	2,040,000	-	2,040,000	2,040,000	-	2,040,000

Total	$3,310,000	$786,340	$2,523,660	$3,310,000	$767,980	$2,542,020

(1) The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years, respectively.

 Amortization expense was $18,360 and $190,860 for the quarters ended March 31, 2006 and 2005, respectively.

NOTE 5 - BONUS ACCRUAL

During the 4th quarter of 2005, the Company began a program to award bonuses to its independent marketing representatives (“IMRs”) to recognize certain IMRs for outstanding contributions made to the growth and success of the Company and to encourage all IMRs to fulfill specific goals or targets for sales levels, recruiting of new referring travel agents or other business-critical functions. The awards offered are in the form of cash or Company stock, based upon a predetermined calculation. The bonuses that are to be awarded in Company stock are recorded at their fair value at each balance sheet date. Total bonus expense included in marketing commissions expense for the three months ended March 31, 2006 was $502,706. No bonus expense was accrued as of March 31, 2005 as the program began in the 4th quarter of that year. Accrued bonuses as of March 31, 2006 and December 31, 2005 totaled $3,954,532 and $3,451,826, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 6 - FINANCING ARRANGEMENTS

Notes Payable

The Company is financing three vehicles in 2006 and four in 2005, payable in monthly installments ranging from approximately $1,000 to $1,477, at the rate of approximately 6.25%. The loans are payable through March 2008. The balance due on these vehicle loans as of March 31, 2006 and December 31, 2005 totaled $33,067 and $122,055, respectively.

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s then-president. The outstanding loan balance as of March 31, 2006 and December 31, 2005 was $278,138 and $283,611, respectively.

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

•
Registration Rights - As part of the Note agreement, the Company agreed to file a registration statement covering the warrants and potential shares to be issued upon conversion of the Note. The registration statement was to be filed within 30 days of the agreement, and declared effective within 120 days. The registration statement was to be continuously effective until the investor had sold all of the underlying shares. The registration rights agreement provides for a penalty of 2% per month. The Company has treated this item as an additional derivative and in failing to satisfy the registration rights requirement and has accrued $465,180 and $280,000 in penalties as of March 31, 2006  and December 31, 2005, respectively, under the terms of the agreement. Such amounts are reflected as a current liability in the Company's balance sheet. See Note 13, "Subsequent Events".

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Because the Note was potentially convertible into an unlimited number of shares of common stock, the Company accounted for the Note under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Accordingly, the interest rate adjustment feature, conversion feature, and additional loan option were, collectively, considered an embedded derivative, which was bifurcated from the host debt instrument. The initial allocation of the gross proceeds of $2,000,000 is as follows:

Embedded Derivative	$1,923,201
Stock Warrants	16,192
Term Note	60,607

$2,000,000

The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net increase in the embedded derivative liability during the first quarter of 2005 was $956,015, and is recorded as Other Expense in the Condensed Consolidated Statement of Operations. The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value was amortized as debt discount using the effective interest rate method over the term of the Note.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating office lease for the offices in New Jersey which expires on April 30, 2008, to pay minimum annual rentals, currently at $48,830 per year plus real estate taxes and operating cost charges. The Company also is obligated under a multi-year lease for its Illinois headquarters at $15,000 per month plus operating charges (see Note 9 - Related Party Transactions). In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchises also have a two year term with options that mirror the master lease renewal options.

Following is a summary of net rental income (expense) for the Wal-Mart locations for the quarters ended March 31, 2006 and 2005:

	Three months ended
	March 31, 2006	March 31, 2005
Sublease rental income	$33,823	37,579
Less minimum rental expense	19,561	50,608
Net rental income (expense)	$14,262	$(13,029)

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

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

Each of Messrs. J. Kim Sorensen and J. Scott Tomer receive a base annual salary of $120,000, increasing annually at a rate of 6.0%. They each receive an override on RTA sales and monthly fees generated by “representative position #2” of the YourTravelBiz.com sales organization equal to 50% of the monthly commissions and overrides earned by such representative position #2, paid monthly. Additionally, each of Messrs. J. Kim Sorensen and J. Scott Tomer receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. J. Kim Sorensen and J. Scott Tomer in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

Mr. Michael Y. Brent receives a base annual salary of $240,000, increasing annually at a rate of 6.0%. Mr. Michael Y. Brent receives an override on the RTA sales and monthly fees generated by “representative position #1” of the YourTravelBiz.com sales organization equal to 16.69% of the monthly commissions and overrides earned by said position #1, paid monthly. Additionally, Mr. Michael Y. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. Mr. Michael Y. Brent receives a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the life of Mr. Michael Y. Brent in an amount equal to three times his annual base salary, payable to beneficiaries designated by him.

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

See Note 13, “Subsequent Events”, for a description of certain changes to some of these agreements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 8 - STOCK OPTIONS

As of March 31, 2006, the Company had a stock-based employee compensation plan, which is described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-KSB/A No. 1 and No. 2 for the year ended December 31, 2005. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Accordingly, the Company recognized $47,846 in compensation expense for stock options during the three months ended March 31, 2006. Unrecognized expense related to future service on existing stock options as of March 31, 2006 is $110,396.

The following table provides information about awards outstanding at March 31, 2006:

	Shares	Weighted-Average Exercise Price	Weighted- Average Fair Value
Options outstanding, beginning of period	940,000	$1.15	$0.29
For the period from January 1 to March 31, 2006:
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Options outstanding, end of period	940,000	$1.15	$0.29
Options exercisable, end of period	940,000	$1.15	$0.29

Prior to January 1, 2006, compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options. For the three months ended March 31, 2005, the Company recognized $22,495 in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. In addition, FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Based Compensation - an Interpretation of APB No. 25,” requires variable accounting for compensation expense when stock options have been cancelled and re-issued with a change in strike price. The variable compensation associated with these types of stock options for the three months ended March 31, 2005 was compensation expense of $172,000.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Had the Company accounted for these plans in accordance with SFAS 123R, the fair value recognition method would have had the following effect on the condensed consolidated financial statements for the first quarter of 2005.

Three months ended March 31, 2005
Net loss - as reported	$(2,438,137)

Add: Stock-based compensation expense included in reported net loss	194,495

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(33,630)

Net loss - pro forma	$(2,277,272)

Net loss per share - basic and diluted
As reported	$(0.10)
Pro forma	$(0.09)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005: risk-free interest rates of 3.4%: expected lives of 1.0; dividend yield of 0% and expected volatility of 75%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for printing of its sales materials. During the quarter ended March 31, 2006 and 2005, the Company expended $195,629 and $153,571, respectively, for printing sales materials. In addition, at March 31, 2006, the Company has a pre-paid asset of $346,271 on the balance sheet for payments related to work not yet completed.

The Company leases office space to house its executive offices in two buildings under separate commercial lease agreements. The buildings are owned and controlled by company of which a certain members of the Company’s Board of Directors are principals. In addition, each lease contains an addendum which grants to the landlord a two-year common stock purchase warrant to purchase Company stock in exchange for the deed to the property, unencumbered. The first lease, which covers approximately 13,000 square feet, commenced July 1, 2005 and expires June 30, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires June 30, 2007, to purchase 500,000 shares of Company stock for a total exercise price of $1.00 and the deed to the property, unencumbered, in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $1,850,000.

Correspondingly, the second lease, which covers approximately 5,000 square feet, commenced November 1, 2005 and expires on October 31, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires October 31, 2007, to purchase 625,000 shares of Company stock for a total exercise price of $1.00 and the deed to the property, unencumbered, in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $2,350,000.

The combined rental cost of both spaces is $15,000 per month. Combined rent expense for these two leases was $45,000 for the three months ended March 31, 2006. There was no rent expense related to these two leases during the first quarter of 2005. As of March 31, 2006, neither of the common stock warrants has been exercised.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

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

On April 5, 2005, the Company executed a warrant agreement with a consultant as consideration for services. The warrant agreement provided for the issuance of warrants to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $1.73 per share. The warrant was exercisable as to 66,666 shares upon execution of the agreement and the warrants to purchase the remaining 133,334 shares were to be exercisable upon the following vesting schedule; an additional 66,666 shares vest on August 5, 2005 and the final 66,668 shares vest on December 5, 2005. Shares issuable upon exercise of the warrant will be subject to customary demand and piggyback registration rights. Expense is recognized over the vesting period. No expense was recognized on the warrants during the quarter ended March 31, 2005 as the agreement was not executed until April 5, 2005, the second quarter. For the year ended December 31, 2005, the Company recorded consulting expense of $311,028, based on the estimated fair value of the vested warrants using the Black-Scholes pricing model, with an offsetting adjustment to additional paid in capital. As of March 31, 2006, none of the warrants have been exercised.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, effective January 1, 2006. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements of the Company.

The Company adopted SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 (Accounting Changes) and FASB Statement No. 3 (Reporting Accounting Changes in Interim Financial Statements), effective January 1, 2006. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 12 - SEGMENT INFORMATION

The Company operates in the following three business segments: marketing of online travel stores including the development of a sales network (“Marketing”); sales of travel through online travel stores (“Travel”); and developing and commercializing internet-based technology programs used in supporting online travel stores (“Technology”). The Company’s business segments operate primarily in the United States, but are structured for potential international growth.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. The “parent” column includes corporate items not specifically allocated to the segments.

Three Months Ended March 31, 2006	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter-Segment revenue	$6,818,901	$1,415,798	$32,488	$-	$(103,861)	$8,163,326
Segment profit (loss)	334,356	499,319	24,785	(1,114,722)	-	(256,262)
Assets	$7,918,266	$2,440,667	$-	$7,663,747	$(2,779,802)	$15,242,878
Depreciation and amortization	$42,042	$-	$-	$23,360	$-	$65,402
Capital expenditures	$119,924	$-	$-	$-	$-	$119,924

Three Months Ended March 31, 2005	Marketing	Travel	Tech	Parent	Elimination	Total
External and inter-Segment revenue	$2,525,103	$992,467	$43,081	$-	$(12,405)	$3,548,246
Segment profit (loss)	(88,280)	134,420	(88,726)	(2,395,551)	-	(2,438,137)
Assets	$3,141,609	$1,290,800	$-	$7,568,711	$(1,308,252)	$10,692,868
Depreciation and amortization	$13,093	$-	$103,815	$195,860	$-	$312,768
Capital expenditures	$48,843	$-	$-	$-	$-	$48,843

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 13 - SUBSEQUENT EVENTS

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

On November 20, 2006, the Company entered into a Settlement Agreement with Laurus Master Fund, Ltd., (Laurus), whereby the Company agreed to issue an additional 200,000 shares of YTBI stock to Laurus as settlement for liquidated damages for the Company’s inability to timely file a Registration Statement as stipulated in the original documents between Laurus and YTBI. In addition, all of the original document provisions are terminated, excluding the January Warrant and the October Warrant. The value of these warrants has been recognized in the accompanying financial statements. The January Warrant was exercised on January 23, 2007. As of the date of this filing, the October Warrant is still outstanding.

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

On December 14, 2006, the Company purchased 1.08 acres of land contiguous to the current facility for $500,000 as part of the future facility plan for its corporate headquarters that began back in July 2006.

On December 27, 2006, J. Kim Sorenson, 56, was appointed as the President of the Company, effective immediately.

On December 27, 2006, Lou Brock and John Simmons, Esq. were elected to the Company’s Board of Directors, effective immediately. Mr. Brock is the chairman of the Compensation Committee, and Mr. Simmons is chairman of the Investment Committee.

In December 2006, upon approval by the Company’s Board of Directors, the Company’s Chief Executive Officer announced to the independent marketing representatives (“IMRs”) that certain modifications were made to the bonus program under which the IMRs earn and receive incentive awards. Under the modified program, pursuant to a restricted stock agreement, IMRs reaching the director level can elect to receive a certain number of shares of restricted stock based upon a previously determined calculation in lieu of cash in satisfaction of incentive bonus awards previously earned.  A portion of each award would vest immediately and the unvested portion would vest over the next four years, provided that the IMR has retained his or her status at the applicable Director level on such vesting date.  Any unvested portion of the award shall be immediately forfeited upon the IMR's failure for any reason to maintain his or her Director Level status.

On January 2, 2007, the Board of Directors of the Company granted shares of restricted stock to certain IMRs under a Restricted Stock Award agreement in satisfaction of bonuses previously earned but not paid during the year ended December 31, 2006 and the 4th quarter of 2005.

In January 2007, the Company moved its executive offices to a new location in Wood River, Illinois. The Company is in the process of securing a tenant to sublease the spaces in Edwardsville, Illinois previously occupied by the Company.

At a meeting of the Board of Directors (the “Board”) of YTB International, Inc. (the “Company”) held on February 19, 2007, the Board determined that it was necessary to restate and refile its previously filed Form 10-KSB and financial statements for the year ended December 31, 2005. The Board made this determination after ratifying a previously undisclosed issuance of warrants to purchase 200,000 shares of the Company’s common stock at $1.73 per share. The warrants were issued to an advisor of the Company in April 2005, but had not previously been approved by the Board (see Note 10, “Capital Stock”). As a result, the Company filed an amended Form 10-KSB for the year ended December 31, 2005 on March 12, 2007 to reflect the additional expense related to the above warrants.

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

At a meeting of the Board of Directors (the “Board”) of YTB International, Inc. (the “Company”) held on February 19, 2007, the Board determined that it was necessary to restate the financial statements included in its previously filed Form 10-KSB for the year ended December 31, 2005. The Board made this determination after ratifying a previously unrecorded issuance of warrants to purchase 200,000 shares of the Company’s common stock at $1.73 per share. The warrants were issued to an advisor of the Company in April 2005, but had not previously been approved by the Board (see Note 10, “Capital Stock”) nor accounted for in the original 2005 financial statements.

As a result, on March 12, 2007 the Company filed an amended Form 10-KSB for the year ended December 31, 2005 to reflect the additional expense related to the above warrants. In addition, the Company identified that certain items in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 should be reclassified to enhance disclosure, properly reflect non-cash items and properly reflect the gross activity related to the conversion of debt to common stock that occurred in the fourth quarter of 2005.

The financial statements for the quarter ended March 31, 2005 were not affected by the restatement for the warrants or other items discussed above except for certain reclassifications that were made to the Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2005. The affected column headings of the financial statements for the quarter ended March 31, 2005 included herein, as well as the affected footnotes, have been labeled as “Restated”.

Below is the effect on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005:

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005
	As Originally Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:	$(309,381)	$77,354	$(232,027)

CASH FLOWS FROM INVESTING ACTIVITIES:	$(807,053)	$(77,354)	$(884,407)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

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

YTB Travel is a travel management subsidiary that processes travel sales from several different marketing systems including storefront and online business models, and processes and handle bookings (reservations) from over 27,500 websites. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to Internet for travel services presents the opportunity for advancement of products and services by referral relationships.

YTB Marketing is a direct sales organization that utilizes independent marketing representatives (“IMRs”) to market the Referring Travel Agent (“RTA”) online business opportunity and has sold 27,500 online travel stores which are currently in the system. The RTAs have the ability to book individual and group travel. YTB Marketing conducts business through recruitment, enrollment, initial training, and support of its independent sales force. YTB Marketing is a referral marketing group providing support products and services for the IMRs. Currently, there are over 27,500 RTA consumer websites in operation and 1,700 Book MyTravel websites in operation. Site owners are permitted to solicit organizations and associations for travel sites allowing for site owners to earn more revenue.

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

The Company expects that Technologies will continue to play an important part in our 2006 revenue projections as the Company releases the various applications within the travel and entertainment industries. Operational expenses are related to franchise system sales and support personnel, executive management and minimal administrative personnel. During the last three and one-half years a larger portion of our expenses were related to our technology development.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 16% for cruises and vacation packages. Airline tickets are a non-commissionable item and revenues are earned from service fees, which range from $4 to $15 per ticket. Based on the past several years leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but, in fact, have offered YTB Travel incentive commissions above the standard compensation for its volume business. YTB Travel expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering the Company lower commission rates. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company’s business, operating results and financial condition.

YTB Marketing services an RTA network, while Technologies services the travel agent community. YTB Marketing typically charges $49.95 to each RTA per month on a month-to-month basis to own and operate an online travel site, plus the Company can earn transactional compensation from travel purchased off each website. Initially, each RTA pays an initial fee of $399.95, plus the first month’s membership dues of $49.95. Our brick and mortar franchisee Travel Network and Global Travel Network fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location.

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

Results of Operations

The following table sets forth the number of RTAs for each period covered by this report, as well as the sales figures for each period.

RTAs as of	RTAs as of
March 31, 2006	March 31, 2005
27,559	10,384

Site sales for the	Site sales for the
3 months ended	3 months ended
March 31, 2006	March 31, 2005
9,935	3,700

The RTA numbers represent the number of active RTAs paying $49.95 per month to the company as monthly maintenance fees.  The sales numbers represent the sales of online travel store sites sold during each respective period.  The number of sales and number of recurring monthly maintenance fees paid directly impact the revenues and expenses of the company.  As each new site is sold for $449.95, marketing commissions are paid on that sale.  Likewise, each recurring monthly maintenance fee paid results in marketing commissions paid to the sales force.  As the number of active RTAs grows, the amount of travel commissions revenue grows as well.  Correspondingly, the travel commissions expense follows suit.

The growth as evidenced in the above numbers on a year-to-year basis directly impact the financial results of the organization, both on the revenue side, as well as the expense side.  As more sites are sold and maintained, the amount of both marketing and travel commissions correspondingly increase, as do other volume related expenses, such as wage and benefit costs.  As more sales are made, the entire infrastructure needs to keep pace with or ahead of the sales volume.

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total net revenues. A summary of consolidated results follows.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net Revenues

Online travel store sales and monthly fees	76.1%	65.1%
Travel commissions and services	14.9%	24.7%
Franchise service and other fees	1.0%	3.1%
Miscellaneous	8.0%	7.1%

TOTAL NET REVENUES	100.0%	100.0%

Operating Expenses

Marketing commissions	53.4%	46.7%
Travel commissions	7.9%	16.7%
Franchise fees	0.3%	1.6%
Depreciation an amortization	0.8%	8.8%
Marketing and selling	0.8%	0.2%
General and administrative	38.5%	65.0%

TOTAL OPERATING EXPENSES	101.7%	139.0%

LOSS FROM OPERATIONS	(1.7%)	(39.0%)

Other Income (Expenses)

Change in fair value of derivatives	0.0%	(26.9%)
Interest and dividend Income	0.4%	0.0%
Interest expense	(1.8%)	(2.7%)

TOTAL OTHER INCOME (EXPENSE)	(1.4%)	(29.6%)

NET LOSS	(3.1%)	(68.6%)

The Company reported a net loss for the first quarter ended March 31, 2006 of $256,262or ($0.01) per diluted share compared to a net loss of $2,438,137 or ($0.10) per diluted share for the comparable quarter of 2005. The overall results for the first quarter of 2005 were impacted by the recording of Other Expense totaling $956,015 related to the increase in the embedded derivative liability during the first quarter of 2005 associated with the convertible note agreement the Company entered into in January of 2005.

Net Revenues

Net revenues totaled $8,163,326 and 3,548,246 in the first quarter of 2006 and 2005, respectively.

•
Online travel store sales and monthly fees increased $3,906,506 or 169.6% in the first quarter of 2006 to $6,210,499 from the $2,303,993 reported in the comparable prior year quarter. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the boom in home-based businesses.

•
Travel agency commissions for the first quarter of 2006 increased $338,636 or 38.6% to $1,216,024 from the $877,388 reported in the first quarter of 2005. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise service fees and other fees decreased $30,088 or 26.2% in the first quarter of 2006 to $84,552 from $114,640 reported in the first quarter of 2005. The decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•
Other income increased in the first quarter of 2006 as compared to the first quarter 2005 by $400,026 or 158.6% to $652,251 from $252,225. This increase is due to the significant growth of sales revenues from sales aids and miscellaneous promotional and marketing materials sold to an increasing number of RTAs.

Operating Expenses

•
Marketing commissions increased by $2,702,522 or 163.1% in the first quarter of 2006 as compared to the first quarter of 2005. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The increase is due to the significant growth in the amount of commissions paid to RTAs due to the significant increase in the number of active RTAs.  The three months ended March 3, 2005 also includes $502,706 in bonus expense for the Company's IMRs earned in conjunction with a bonus program that began in the fourth quarter of 2005.

•
Travel commissions for the first quarter of 2006 increased by $51,277 or 8.7% to $643,188 from $591,911 reported in the first quarter of 2005. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise services and products expense was $27,394 in the first quarter of 2006 compared with $57,643 in the comparable prior year period. The decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•
Depreciation and amortization was $65,402 in the first quarter of 2006, compared to $312,768 in the comparable quarter of 2005. In 2005, depreciation and amortization included $103,815 of amortization of capitalized software and $172,500 of amortization of an intangible asset for RTA agreements. Both of these items became fully depreciated by December 31, 2005 and were not included in the 2006 period.

•
Marketing and Selling Expenses. Marketing and selling expenses increased by $55,113 from 2006 to 2005. The increase is attributable to an increase in promotional efforts which led to an increase in RTAs.

•
General and administrative expenses increased $837,071 to $3,144,235 in the first quarter of 2006 from $2,307,164 in the first quarter of 2005. As a percentage of total net revenues, these expenses were 38.5% in 2006 and 65.0% in 2005. The increase in general and administrative expense in 2006 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume. The increase is also attributable to costs associated with the ongoing implementation of new business strategies company-wide.

Variability of Results

The Company’s travel products and services gross bookings have increased from 2005 to 2006 due to increase in the number of hosted websites and an increase in products and services sold to travel agencies utilizing our unique private label agent-only web-based booking site. Cost of travel revenues have similarly increased from 2005 to 2006.

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

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, but are not limited to (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory and availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company’s ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company’s online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company’s business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to the events of September 11, 2001 and the conflict with Iraq.

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

Liquidity and Capital Resources

Net cash used in operating activities in the first quarter of 2006 decreased to $187,750 as compared to $232,027 in the first quarter of 2005. The decrease in cash used in operating activities is primarily the result of the decrease in accounts payable for the three moths ended March 31, 2006 of $612,041 compared to the increase of $680,645 in the prior year quarter, which is more than offset by the decrease in net losses attributable to the increase in the number of referring travel agents.

Net cash provided by investing activities increased to $382,502 in the first quarter of 2006 as compared to ($884,407) in the first quarter of 2005 primarily as a change in the net position of available-for-sale securities in the first quarter of 2005 versus 2006 of $502,426 offset by an increase in capital expenditures of $119,924 in the first quarter of 2006 versus the comparable prior year quarter.

Net cash used in financing activities for the first quarter of 2006 was $94,461 compared with net cash provided by financing activities of $2,488,664 in the comparable 2005 period. This significant decrease in cash provided by financing activities is due to $2,000,000 of capital raised from the sale of a convertible note which occurred in January 2005 and from the issuance of stock in a private placement to investors resulting in gross proceeds of $750,000 in February 2005.

As of March 31, 2006, the Company had $330,649 in cash and $3,108,577 in short-term investments. The Company believes that cash and short term investments on hand at March 31, 2006 and its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.

New Accounting Pronouncements

The Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, effective January 1, 2006. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements of the Company.

The Company adopted SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 (Accounting Changes) and FASB Statement No. 3 (Reporting Accounting Changes in Interim Financial Statements), effective January 1, 2006. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2005 Annual Report on Form 10-KSB that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-KSB.

Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report, including without limitation statements regarding the Company’s financial position, business strategy and the plans and objectives of the Company’s management for future operations is forward-looking statements. When used in this quarterly report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company continues to develop disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer  and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's procedures are designed to achieve.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were material weaknesses with our disclosure controls and procedures in so far as they were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

As a result of the above, the Company reorganized its executive personnel to address these issues. In connection with the reorganization, the Company is developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes progress had been made to improve the Company's system of internal controls. However, despite management efforts there continues to exist material weaknesses in the Company's internal controls. Management believes additional progress in strengthening its internal controls will continue through the end of the first quarter of 2007.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

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

YTB International, Inc.

/s/ J. Scott Tomer
J. Scott Tomer, Chief Executive Officer
Dated: March 16, 2007

/s/ John D. Clagg
John D. Clagg, Chief Financial Officer
Dated: March 16, 2007