Form 10QSB
period 2006-06-30
YTB International, Inc.
filed 2007-03-16
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

for the quarterly period ended June 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of February 28, 2007, there were 38,971,967 shares, $.001 par value, of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB
Three and six months ended June 30, 2006

PAGE

PART I - FINANCIAL INFORMATION

Explanatory Note	2

Item 1. Financial Statements
Condensed Consolidated Balance Sheets, June 30, 2006 (Unaudited) and December 31, 2005	3
Condensed Consolidated Statements of Operations (Unaudited) Three ended June 30, 2006 and 2005	4
Condensed Consolidated Statements of Operations (Unaudited) Six months ended June 30, 2006 and 2005	5
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) Six months ended June 30, 2006	6
Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended June 30, 2006 and 2005	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2. Management's Discussion and Analysis or Plan of Operation	22

Item 3. Controls and Procedures	29

PART II - OTHER INFORMATION

Item 6. Exhibits	29

Signatures	30

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

The financial statements for the quarter ended June 30, 2005 included herein have been restated to reflect additional expense of $181,630 or ($0.01) per share related to the warrants and the relevant disclosure has been updated. In addition, certain reclassifications were made to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005. The affected column headings of the financial statements for the three and six months ended June 30, 2005 included herein, as well as the affected footnotes, have been labeled as “Restated”.

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$97,391	$230,358
Available-for-sale securities	2,451,310	3,611,003
Accounts receivable (less allowance for doubtful accounts of $6,919 in 2006 and $24,888 in 2005)	190,089	64,402
Notes receivable	429,720	20,000
Prepaid marketing commissions	7,378,318	4,212,417
Other prepaid expenses and current assets	622,885	285,169
Total current assets	11,169,713	8,423,349

Property and equipment, net	794,168	631,992
Intangible assets, net	2,505,300	2,542,020
Goodwill	2,224,322	2,224,322
Other assets	14,994	16,184

TOTAL ASSETS	$16,708,497	$13,837,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	29,157	122,055
Current maturities of long-term debt	20,738	19,532
Accounts payable and accrued expenses	1,696,640	1,944,640
Accrued bonuses	4,392,160	3,451,826
Current portion of deferred revenue	8,147,730	4,660,200
Convertible debt derivative	613,390	280,000
Total current liabilities	14,899,815	10,478,253

Other long-term liabilities:
Long-term debt, less current maturities	252,343	264,079
Deferred revenue, less current portion	4,366	4,366
Other liabilities	23,636	23,636
Total other long-term liabilities	280,345	292,081

TOTAL LIABILITIES	15,180,160	10,770,334

STOCKHOLDERS’ EQUITY
Common stock, par value $.001; 50,000,000 shares authorized, 27,336,260 shares issued and outstanding in 2006 and 2005	27,336	27,336
Additional paid-in capital	19,482,634	19,376,053
Accumulated deficit	(17,981,633)	(16,335,856)

TOTAL STOCKHOLDERS’ EQUITY	1,528,337	3,067,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,708,497	$13,837,867

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	June 30, 2006	(RESTATED) June 30, 2005
NET REVENUES
Online travel store sales and monthly fees	$7,571,288	$3,120,812
Travel commissions and services	1,856,278	1,372,088
Franchise service fees and other fees	90,823	101,522
Other	360,772	449,054

TOTAL NET REVENUES	9,879,161	5,043,476

OPERATING EXPENSES
Marketing commissions	5,702,155	2,206,745
Travel commissions	1,327,317	1,047,179
Franchise services and products	40,143	41,773
Depreciation and amortization	68,068	219,098
Marketing and selling	265,835	53,990
General and administrative	3,757,240	1,753,469

TOTAL OPERATING EXPENSES	11,160,758	5,322,254

LOSS FROM OPERATIONS	(1,281,597)	(278,778)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	-	(1,483,890)
Interest and dividend income	42,575	29,125
Interest expense	(151,493)	(204,431)
Gain on sale of assets	1,000	-

TOTAL OTHER INCOME (EXPENSE)	(107,918)	(1,659,196)

NET LOSS	$(1,389,515)	$(1,937,974)

NET LOSS PER SHARE:

Weighted-average shares outstanding	27,336,260	24,014,545

Net loss per share - basic and diluted	$(0.05)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended
	June 30, 2006	(RESTATED) June 30, 2005
NET REVENUES
Online travel store sales and monthly fees	$13,781,787	$5,424,805
Travel commissions and services	3,072,302	2,249,476
Franchise service and other fees	175,375	216,162
Other	1,013,023	701,279

Total net revenues	18,042,487	8,591,722

OPERATING EXPENSES
Marketing commissions	10,061,419	3,863,487
Travel commissions	1,970,505	1,639,090
Franchise services and products	67,537	99,416
Depreciation and amortization	133,470	531,866
Marketing and selling	329,580	62,622
General and administrative	6,901,475	4,060,633

Total operating expenses	19,463,986	10,257,114

LOSS FROM OPERATIONS	(1,421,499)	(1,665,392)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	-	(2,439,905)
Gain on sale of assets	1,000	-
Interest and dividend income	75,376	30,886
Interest expense	(300,654)	(301,700)

Total other income (expense)	(224,278)	(2,710,719)

NET LOSS	$(1,645,777)	$(4,376,111)

LOSS PER SHARE:
Weighted-average shares outstanding	27,336,260	$24,014,545

Net loss per share - basic and diluted	$(.06)	$(.18)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Six months ended June 30, 2006

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2006	27,336,260	$27,336	$19,376,053	$(16,335,856)	$3,067,533

Stock option expense	-	-	106,581	-	106,581

Net loss	-	-	-	(1,645,777)	(1,645,777)
Balance at June 30, 2006	27,336,260	$27,336	$19,482,634	$(17,981,633)	$1,528,337

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2006	(RESTATED) June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,645,777)	$(4,376,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	133,470	531,866
Amortization of deferred offering costs		24,170
Shares issued for services	-	131,005
Warrants issued for services	-	181,630
Stock option expense	106,581	463,890
Amortization of discount on convertible debt	-	100,447
Change in fair value of derivatives	-	2,439,905
Changes in operating assets and liabilities:
Accounts receivable, net	(125,687)	(92,579)
Note receivable	(409,720)	(20,000)
Prepaid marketing commissions	(3,165,901)	(1,392,337)
Other prepaid expenses and current assets	(337,716)	(202,338)
Other assets	1,190	(1,358)
Accounts payable and accrued expenses	(248,000)	815,518
Accrued bonuses	940,334	-
Deferred revenue	3,487,530	1,505,395
Convertible debt derivative	333,390	40,000
Other current liabilities	-	2,714

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(930,306)	151,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(258,926)	(129,085)
Accrued transaction cost	-	(77,354)
Proceeds from sale of available-for-sale securities	2,862,253	4,512,053
Purchase of available-for-sale securities	(1,702,560)	(6,623,500)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	900,767	(2,317,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other current liabilities	-	(100,000)
Principal payments on debt	(10,530)	(10,768)
Repayment of notes payable	(92,898)	(13,288)
Cash paid from debt issuance costs		(148,020)
Proceeds from convertible debt	-	2,000,000
Proceeds from shares issued in private placement memorandum	-	960,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(103,428)	2,687,924

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(132,967)	521,855

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	230,358	25,719

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,391	$547,574

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,875	55,418

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Six months ended
	June 30, 2006	(RESTATED) June 30, 2005
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in notes payable and property and equipment	-	$73,139
Warrants issued for debt offering costs	-	$26,000
Decrease in notes receivable and deferred revenue	-	$19,003

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of June 30, 2006, the related Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2006 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of American have been condensed or omitted pursuant to such rules and regulations.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2006	December 31, 2005
Equipment	$385,649	$266,025
Furniture and fixtures	200,698	187,745
Capitalized software	1,499,166	1,378,711
Vehicles	168,908	168,908
Leasehold improvements	116,522	110,629
	2,370,944	2,112,018
Less: Accumulated depreciation	(1,576,776)	(1,480,026)

Property and equipment, net	$794,168	$631,992

Depreciation and amortization expense on property and equipment was $49,707 and $28,237 for the three months ended June 30, 2006 and 2005, respectively and $96,749 and $150,145 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006 and December 31, 2005, capitalized software development costs, net of accumulated amortization, totaled $210,615 and $105,539, respectively. For the three months ended June 30, 2006 and 2005, the Company recorded amortization of capitalized software development costs of $7,690 and $6,732, respectively and $15,380 and $115,547 for the six months ended June 30, 2006 and 2005, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 4 - INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of June 30, 2006 and December 31, 2005:

	At June 30, 2006			At December 31, 2005
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360,000	$80,340	$279,660	$360,000	$54,620	$305,380
RTA agreements	690,000	690,000	-	690,000	690,000	-
Vendor agreements	220,000	34,360	185,640	220,000	23,360	196,640
Total amortized intangible assets	1,270,000	804,700	465,300	1,270,000	767,980	502,020

Unamortized intangible assets
Domain names	2,040,000	-	2,040,000	2,040,000	-	2,040,000
Total unamortized intangible assets	2,040,000	-	2,040,000	2,040,000	-	2,040,000

Total	$3,310,000	$804,700	$2,505,300	$3,310,000	$767,980	$2,542,020

(1) The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years, respectively.

 Amortization expense was $18,360 and $190,860 for the three months ended June 30, 2006 and 2005, respectively and $36,720 and $381,720 for the six months ended June 30, 2006 and 2005, respectively.

NOTE 5 - BONUS ACCRUAL

During the 4th quarter of 2005, the Company began a program to award bonuses to its independent marketing representatives ("IMRs") to recognize certain IMRs for outstanding contributions made to the growth and success of the Company and to encourage all IMRs to fulfill specific goals or targets for sales levels, recruiting of new referring travel agents or other business-critical functions. The awards offered are in the form of cash or Company stock, based upon a predetermined calculation. The bonuses that are to be awarded in Company stock are recorded at their fair value at each balance sheet date. Total bonus expense included in marketing commissions expense for the three and six months ended June 30, 2006 was $711,128 and $1,213,834. No bonus expense was accrued as of June 30, 2005 as the program began in the 4th quarter of that year. Accrued bonuses as of June 30, 2006 and December 31, 2005 totaled $4,392,160 and $3,451,826, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 6 - FINANCING ARRANGEMENTS

Notes Payable

The Company is financing one vehicle in 2006 and four vehicles in 2005, payable in monthly installments ranging from approximately $1,000 to $1,477, at the rate of approximately 6.25%. The loans are payable through March 2008. The balance due on these vehicle loans as of June 30, 2006 and December 31, 2005 totaled $29,157 and $122,055, respectively.

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s then-president. The outstanding loan balance as of June 30, 2006 and December 31, 2005 was $273,081 and $283,611, respectively.

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

•
Registration Rights - As part of the Note agreement, the Company agreed to file a registration statement covering the warrants and potential shares to be issued upon conversion of the Note. The registration statement was to be filed within 30 days of the agreement, and declared effective within 120 days. The registration statement was to be continuously effective until the investor had sold all of the underlying shares. The registration rights agreement provides for a penalty of 2% per month. The Company has treated this item as an additional derivative and in failing to satisfy the registration rights requirement and has accrued $613,390 and $280,000 as of June 30, 2006 and December 31, 2005, respectively, in penalties under the terms of the agreement. Such amounts are reflected as a current liability in the Company's balance sheet. See Note 13, “Subsequent Events”.

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

$2,000,000

The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net increase in the embedded derivative liability during the three and six months ended June 30, 2005 was $1,483,890 and $2,439,905, respectively, and is recorded as Other Expense in the Condensed Consolidated Statement of Operations. The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value was amortized as debt discount using the effective interest rate method over the term of the Note.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating office lease for the offices in New Jersey which expires on April 30, 2008, to pay minimum annual rentals, currently at $49,364 per year plus real estate taxes and operating cost charges. The Company also is obligated under a multi-year lease for its Illinois headquarters at $15,000 per month plus operating charges (see Note 9 - Related Party Transactions). In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchises also have a two year term with options that mirror the master lease renewal options.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Following is a summary of net rental income (expense) for the Wal-Mart locations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	2006	2005	June 30, 2006	June 30, 2005
Sublease rental income	$26,386	$33,357	$60,209	$70,936
Less minimum rental expense	24,123	20,894	43,683	71,502
Net rental income (expense)	$2,263	$12,463	$16,526	$(566)

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

Each of Messrs. J. Kim Sorensen and J. Scott Tomer receive a base annual salary of $120,000, increasing annually at a rate of 6%. They each receive an override on RTA sales and monthly fees generated by “representative position #2” of the YourTravelBiz.com sales organization equal to 50% of the monthly commissions and overrides earned by such representative position #2, paid monthly. Additionally, each of Messrs. J. Kim Sorensen and J. Scott Tomer receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. J. Kim Sorensen and J. Scott Tomer in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

Mr. Michael Y. Brent receives a base annual salary of $240,000, increasing annually at a rate of 6%. Mr. Michael Y. Brent receives an override on the RTA sales and monthly fees generated by “representative position #1” of the YourTravelBiz.com sales organization equal to 16.69% of the monthly commissions and overrides earned by said position #1, paid monthly. Additionally, Mr. Michael Y. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. Mr. Michael Y. Brent receives a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the life of Mr. Michael Y. Brent in an amount equal to three times his annual base salary, payable to beneficiaries designated by him.

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

See Note 13, "Subsequent Events" for a description of certain changes to some of these agreements.

YTB INTERNATIONAL, INC.
Notes to Interim Condensed Consolidated Financial Statements

NOTE 8 - STOCK OPTIONS

As of June 30, 2006, the Company had a stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-KSB/A No. 1 and No. 2 for the year ended December 31, 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. On April 24, 2006, the Company's Board of Directors granted 250,000 options to certain employees and directors and two outside consultants.  These stock options vest in equal increments on the anniversary date over the next five years.  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006:  risk-free interest rate of 4.90%; expected life of 3 years; dividend yield of 0% and expected volatility of 75%. The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Expected volatility is based on historical volatilities of YTB International, Inc.’s common stock. Accordingly, the Company recognized $58,735 and $106,581, respectively, in compensation expense for stock options during the three and six months ended June 30, 2006.  Unrecognized expense related to unvested options and to future service on vested options as of June 30, 2006 is $139,190 and $62,550, respectively.

The following table provides information about awards outstanding at June 30, 2006:

	Shares	Weighted-Average Exercise Price	Weighted- Average Fair Value

Options outstanding, beginning of period	940,000	$1.15	$0.29

For the period from January 1 to June 30, 2006:

Granted	250,000	$1.20	$0.60

Forfeited	-	-	-

Exercised	-	-	-

Options outstanding, end of period	1,190,000	$1.16	$0.37

Options exercisable, end of period	940,000	$1.15	$0.29

Prior to January 1, 2006, compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options. For the three and six months ended June 30, 2005, the Company recognized $22,495 and $44,990 in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. In addition, FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Based Compensation - an Interpretation of APB No. 25,” requires variable accounting for compensation expense when stock options have been cancelled and re-issued with a change in strike price. The variable compensation associated with these types of stock options for the three and six months ended June 30, 2005 was compensation expense of $246,900 and $418,900, respectively.

YTB INTERNATIONAL, INC.
Notes to Interim Condensed Consolidated Financial Statements

Had the Company accounted for these plans in accordance with SFAS 123R, the fair value recognition method would have had the following effect on the condensed consolidated financial statements for the three and six months ended June 30, 2005:

	(RESTATED)	(RESTATED)
	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss - as reported	$(1,937,974)	$(4,376,111)

Add: Stock-based compensation expense included in reported net loss	269,395	463,890

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(33,630)	(67,260)

Net loss - pro forma	$(1,702,209)	$(3,979,481)

Net loss per share - basic and diluted
As reported	$(0.08)	$(0.18)
Pro forma	$(0.07)	$(0.16)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005: risk-free interest rate of 3.4%; expected life of 1.0 year; dividend yield of 0% and expected volatility of 75%.

YTB INTERNATIONAL, INC.
Notes to Interim Condensed Consolidated Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for printing of its sales materials. During the three and six months ended June 30, 2006, the Company expended $245,754 and $441,383, respectively, for printing sales materials and $157,231 and $310,801, respectively, for the three and six months ended June 30, 2005. In addition, at June 30, 2006 and December 31, 2005, the Company had a pre-paid asset of $351,871 and $192,027, respectively, on the balance sheet for payments related to work not yet completed.

The Company leases office space to house its executive offices in two buildings under separate commercial lease agreements. The buildings are owned and controlled by company of which a certain members of the Company’s Board of Directors are principals. In addition, each lease contains an addendum which grants to the landlord a two-year common stock warrant to purchase Company stock in exchange for the deed to the property unencumbered. The first lease, which covers approximately 13,000 square feet, commenced July 1, 2005 and expires June 30, 2010. This lease includes an addendum with a two-year common stock warrant, which expires June 30, 2007, to purchase 500,000 shares of Company stock for a total exercise price of $1.00 and the deed to the property, unencumbered in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $1,850,000.

Correspondingly, the second lease, which covers approximately 5,000 square feet, commenced November 1, 2005 and expires on October 31, 2010. This lease includes an addendum with a two-year common stock purhase warrant, which expires October 31, 2007, to purchase 625,000 shares of Company stock for a total price of $1.00 and the deed to the property, unencumbered in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $2,350,000.

The combined rental cost of both spaces is $15,000 per month. Combined rent expense for these two leases was $45,000 for the three months ended June 30, 2006 and $90,000 and $0 for the three and six months ended June 30, 2005, respectively.  As of June 30, 2006, neither of the common stock warrants has been exercised.

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

On April 5, 2005, the Company executed a warrant agreement with a consultant as consideration for services. The warrant agreement provided for the issuance of warrants to purchase up to 200,000 shares of the Company’s common stock at a exercise price of $1.73 per share. The warrant was exercisable as to 66,666 shares upon execution of the agreement and the warrants to purchase the remaining 133,334 shares were to be exercisable upon the following vesting schedule; an additional 66,666 shares vest on August 5, 2005 and the final 66,668 shares vest on December 5, 2005. Shares issuable upon exercise of the warrant will be subject to customary demand and piggyback registration rights. Expense is recognized over the vesting period. For the quarter ended June 30, 2006, the Company recorded consulting expense of $181,630, based on the estimated fair value of the vested warrants using the Black-Scholes pricing model, with an offsetting adjustment to additional paid in capital. As of June 30, 2006, none of the warrants have been exercised.

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

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 ("SFAS 109"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We are currently analyzing the effect of FIN 48 on our financial statements. The Company will adopt FIN 48 in the first quarter of 2007.

YTB INTERNATIONAL, INC.
Notes to Interim Condensed Consolidated Financial Statements

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

Summarized financial information concerning the Company's reportable segments for the three and six months ended June 30, 2006 and 2005 is shown in the following tables. The “parent” column includes corporate items not specifically allocated to the segments.

Three Months Ended June 30, 2006	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter- segment revenue	$7,860,647	$2,091,809	$47,852	$-	$(121,147)	$9,879,161
Segment profit (loss)	(508,427)	328,954	35,489	(1,245,531)	-	(1,389,515)
Assets	$10,301,005	$3,346,868	$-	$7,435,850	$(4,375,226)	$16,708,497
Depreciation and amortization	$44,708	$-	$-	$23,360	$-	$68,068
Capital expenditures	$139,001	$-	$-	$-	$-	$139,001

(RESTATED) Three Months Ended June 30, 2005	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter- segment revenue	$3,547,200	$1,469,790	$47,536	$-	$(21,050)	$5,043,476
Segment profit (loss)	254,418	(158,903)	29,248	(2,062,737)	-	(1,937,974)
Assets	$4,599,457	$1,450,772	$-	$7,679,244	$(1,452,393)	$12,277,080
Depreciation and amortization	$23,238	$-	$-	$195,860	$-	$219,098
Capital expenditures	$153,382	$-	$-	$-	$-	$153,382

Six Months Ended June 30, 2006	Marketing	Travel	Tech	Parent	Elimination	Total
External and inter- segment revenue	$14,679,548	$3,507,607	$80,340	$-	$(225,008)	$18,042,487
Segment profit (loss)	(174,071)	828,273	60,274	(2,360,253)	-	(1,645,777)
Assets	$10,301,005	$3,346,868	$-	$7,435,850	$(4,375,226)	$16,708,497
Depreciation and amortization	$86,750	$-	$-	$46,720	$-	$133,470
Capital expenditures	$258,925	$-	$-	$-	$-	$258,925

(RESTATED) Six Months Ended June 30, 2005	Marketing	Travel	Tech	Parent	Elimination	Total
External and inter- segment revenue	$6,072,303	$2,462,257	$90,617	$-	$(33,455)	$8,591,722
Segment profit (loss)	166,139	(24,483)	(59,478)	(4,458,288)	-	(4,376,110)
Assets	$4,599,457	$1,450,772	$-	$7,679,244	$(1,452,393)	$12,277,080
Depreciation and amortization	$36,331	$-	$103,815	$391,720	$-	$531,866
Capital expenditures	$202,225	$-	$-	$-	$-	$202,225

YTB INTERNATIONAL, INC.
Notes to Interim Condensed Consolidated Financial Statements

NOTE 13 - SUBSEQUENT EVENTS

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

In December 2006, upon approval by the Company’s Board of Directors, the Company’s Chief Executive Officer announced to the independent marketing representatives ("IMRs") that certain modifications were made to the bonus program under which the IMRs earn and receive incentive awards. Under the modified program, pursuant to a restricted stock agreement, IMRs achieving the director level can elect to receive a certain number of shares of restricted stock based upon a previously determined calculation in lieu of cash in satisfaction of incentive bonus awards previously earned.  A portion of each award would vest immediately and the unvested portion would vest over the next four years, provided that the IMR has retained his or her status at the applicable Director level on such vesting date.  Any unvested portion of the award shall be immediately forfeited upon the IMRs failure for any reason to maintain his or her Director Level status.

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

YTB INTERNATIONAL, INC.
Notes to Interim Condensed Consolidated Financial Statements

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

As a result, on March 12, 2007 the Company filed an amended Form 10-KSB for the year ended December 31, 2005 to reflect the additional expense related to the above warrants. In addition, certain items in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 have been reclassified to enhance disclosure, properly reflect non-cash items and properly reflect the gross activity related to the conversion of debt to common stock that occurred in the fourth quarter of 2005.

The financial statements for the quarter ended June 30, 2005 included herein have been restated to reflect additional expense of $181,630 or ($0.01) per share related to the warrants and the relevant disclosure has been updated. The financial statements for the quarter ended March 31, 2005 were not affected by the restatement for the warrants. In addition, certain reclassifications were made to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005. The affected column headings of the financial statements for the three and six months ended June 30, 2005 included herein, as well as the affected footnotes, have been labeled as “Restated”.

Below is the effect of the restatement and reclassifications on the Consolidated Balance Sheet as of December 31, 2005 and the Consolidated Statements of Operations and the Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2005:

Consolidated Balance Sheet as of June 30, 2005
	As Previously Reported	Adjustment	As Restated

Additional paid-in capital	$14,212,779	$181,630	$14,394,409

Accumulated deficit	$(12,077,550)	$(181,630)	$(12,259,180)

Consolidated Statement of Operations for three months ended June 30, 2005
	As Previously Reported	Adjustment	As Restated

OPERATING EXPENSES
General and administrative	$1,571,839	$181,630	$1,753,469
Total operating expenses	$5,140,624	$181,630	$5,322,254

LOSS FROM OPERATIONS	$(97,148)	$(181,630)	$(278,778)

NET LOSS	$(1,756,344)	$(181,630)	$(1,937,974)

NET LOSS PER SHARE:
Net loss per share - basic and diluted	$(0.07)	$(0.01)	$(0.08)

YTB INTERNATIONAL, INC.
Notes to Interim Condensed Consolidated Financial Statements

Consolidated Statement of Operations for six months ended June 30, 2005
	As Previously Reported	Adjustment	As Restated

OPERATING EXPENSES
General and administrative	$3,879,003	$181,630	$4,060,633
Total operating expenses	$10,075,484	$181,630	$10,257,114

LOSS FROM OPERATIONS	$(1,483,762)	$(181,630)	$(1,665,392)

NET LOSS	$(4,194,481)	$(181,630)	$(4,376,111)

NET LOSS PER SHARE:
Net loss per share - basic and diluted	$(0.17)	$(0.01)	$(0.18)

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005
	As Previously Reported	Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:	$94,463	$57,354	$151,817

CASH FLOWS FROM INVESTING ACTIVITIES:	$(2,260,532)	$(57,354)	$(2,317,886)

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

YTB Travel is a travel management subsidiary that processes travel sales from several different marketing systems including storefront and online business models, and processes and handle bookings (reservations) from over 34,200 websites. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to Internet for travel services presents the opportunity for advancement of products and services by referral relationships.

YTB Marketing is a direct sales organization that utilizes independent marketing representatives ("IMRS") to market the Referring Travel Agent (“RTA”) online business opportunity and has sold 34,200 online travel stores which are currently in the system. The RTAs have the ability to book individual and group travel. YTB Marketing conducts business through recruitment, enrollment, initial training, and support of its independent sales force. YTB Marketing is a referral marketing group providing support products and services for the IMRS. Currently, there are over 34,200 RTA consumer websites in operation and 1,700 Book MyTravel websites in operation. Site owners are permitted to solicit organizations and associations for travel sites allowing for site owners to earn more revenue.

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

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 16% for cruises and vacation packages. Airline tickets are a non-commissionable item and revenues are earned from service fees, which range from $4 to $15 per ticket. Based on the past several years leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but, in fact, have offered YTB Travel incentive commissions above the standard compensation for its volume business. YTB Travel expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering the Company lower commissions rates. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company’s business, operating results and financial condition.

YTB Marketing services an RTA network, while Technologies services the travel agent community. YTB Marketing typically charge $49.95 to each RTA per month on a month-to-month basis to own and operate an online travel site, plus the Company can earn transactional compensation from travel purchased off each website. Initially, each RTA pays an initial fee of $399.95, plus the first month’s membership dues of $49.95. Our brick and mortar franchisee Travel Network and Global Travel Network fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location.

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

Results of Operations

The following table sets forth the number of RTAs for each period covered by this report, as well as the sales figures for each period.

RTAs as of	RTAs as of
June 30, 2006	June 30, 2005
34,241	14,328

Site sales for the	Site sales for the
3 months ended	3 months ended
June 30, 2006	June 30, 2005
11,867	6,354

Site sales for the	Site sales for the
6 months ended	6 months ended
June 30, 2006	June 30, 2005
21,802	10,054

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

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total revenues. A summary of consolidated results follows.

	Three months ended		Six months ended
	June 30, 2006	(RESTATED) June 30, 2005	June 30, 2006	(RESTATED) June 30, 2005
Net Revenues
Online travel store sales and monthly fees	76.6%	61.9%	76.4%	63.1%
Travel commissions and services	18.8%	27.2%	17.0%	26.2%
Franchise service and other fees	.9%	2.0%	1.0%	2.5%
Other	3.7%	8.9%	5.6%	8.2%

TOTAL NET REVENUES	100.0%	100.0%	100.0%	100.0%

Operating Expenses

Marketing commissions	57.8%	43.7%	55.8%	45.0%
Travel commissions	13.4%	20.8%	10.9%	19.1%
Franchise fees	0.4%	.8%	0.4%	1.2%
Depreciation an amortization	0.7%	4.3%	0.7%	6.2%
Marketing and selling	2.7%	1.1%	1.8%	0.7%
General and administrative	38.0%	34.8%	38.3%	47.3%

TOTAL OPERATING EXPENSES	113.0%	105.5%	107.9%	119.4%

LOSS FROM OPERATIONS	(13.0%)	( 5.5%)	(7.9%)	(19.4%)

Other Income (Expenses)

Change in fair value of derivatives	0.0%	(29.4%)	0.0%	(28.4%)
Gain on sale of assets	0.0%	-	0.0%	-
Interest and dividend Income	0.4%	0.6%	0.4%	0.4%
Interest expense	(1.5%)	(4.1%)	(1.6%)	(3.5%)

TOTAL OTHER INCOME (EXPENSE)	(1.1%)	(32.9%)	(1.2%)	(31.5%)

NET LOSS	(14.1%)	(38.4%)	(9.1%)	(50.9%)

Three months ended June 30, 2006 compared to three months ended June 30, 2005

The Company reported a net loss for the second quarter ended June 30, 2006 of $1,389,515 or ($0.05) per diluted share compared to a net loss of $1,937,974 or ($0.08) per diluted share for the comparable quarter of 2005. The overall results for the second quarter of 2006 were impacted by the recording of bonus expense of $711,128 while the comparable 2005 results were impacted by the recording of Other Expense totaling $1,483,890. The Other Expense recorded in the second quarter of 2005 related to the increase in the embedded derivative liability during that quarter associated with the convertible note agreement the Company entered into in January of 2005.

Net Revenues

Net revenues totaled $9,879,161 and $5,043,476 in the second quarter of 2006 and 2005, respectively.

•
Online travel store sales and monthly fees increased $4,450,476 or 142.6% in the second quarter of 2006 to $7,571,288 from the $3,120,812 reported in the comparable prior year quarter. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the boom in home-based businesses.

•
Travel agency commissions for the second quarter of 2006 increased $484,190 or 35.3% to $1,856,278 from the $1,372,088 reported in the second quarter of 2005. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise service fees and other fees decreased $10,699 or 10.5% in the second quarter of 2006 to $90,823 from $101,522 reported in the second quarter of 2005. The decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•	Other income decreased in the second quarter of 2006 as compared to 2005 by $88,282 or 19.7% to $360,772 from $449,054.

Operating Expenses

•
Marketing commissions increased by $3,495,410 or 158.4% in the second quarter of 2006 as compared to the third quarter of 2005. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The three months ended June 30, 2006 also includes $711,128 in bonus expense for the Company's independent RTAs earned in conjunction with a bonus program that began in the fourth quarter of 2005.

•
Travel commissions for the second quarter of 2006 increased by $280,138 or 26.8% to $1,327,317 from $1,047,179 reported in the second quarter of 2005. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise services and products expense was $40,143 in the second quarter of 2006 compared with $41,773 in the comparable prior year period. The decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•
Depreciation and amortization was $68,068 in the second quarter of 2006, compared to $219,098 in the comparable quarter of 2005. In 2005, depreciation and amortization included $172,500 of amortization of an intangible asset for RTA agreements which was fully amortized by December 31, 2005 and was not included in the 2006 period.

•
Marketing and selling expenses increased by $211,845 from $53,990 in the second quarter of 2005 to $265,835 in the second quarter of 2006.  The increase is attributed to an increase in promotional efforts which led to an increase in RTA's.

•
General and administrative expenses increased $2,003,771 to $3,757,240 in the second quarter of 2006 from $1,753,469 in the second quarter of 2005. As a percentage of total net revenues, these expenses were 38.0% in 2006 and 34.8% in 2005. The increase in general and administrative expense in 2006 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume. The increase is also attributable to costs associated with the ongoing implementation of new business strategies company-wide.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

The Company reported a net loss for the six months ended June 30, 2006 of $1,645,777 or ($0.06) per diluted share compared to a net loss of $4,376,111 or ($0.18) per diluted share for the comparable period of 2005. The overall results for the six months ended June 30, 2006 were impacted by the recording of bonus expense of $1,213,834 earned in conjunction with the sales director bonus plan which began in the fourth quarter of 2005. The overall results for the first six months of 2005 were impacted by the recording of Other Expense totaling $2,439,905 related to the increase in the embedded derivative liability during the six month period ended September 30, 2005 associated with the convertible note agreement the Company entered into in January of 2005.

Net Revenues

Net revenues totaled $18,042,487 and $8,591,722 in the six months ended September 30, 2006 and 2005, respectively.

•
Online travel store sales and monthly fees increased $8,356,982 or 154.1% in the first six months of 2006 to $13,781,787 from the $5,424,805 reported in the comparable prior year period. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the boom in home-based businesses.

•
Travel agency commissions for the first six months of 2006 increased $822,826 or 36.6% to $3,072,302 from the $2,249,476 reported in the first six months of 2005. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise service fees and other fees decreased $40,787 or 18.9% in the first six months of 2006 to $175,375 from $216,162 reported in the first nine months of 2005. The decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•
Other income increased in the six months ended June 30, 2006 as compared to the comparable period in 2005 by $311,744 or 44.5% to $1,013,023 from $701,279. This increase is due to the significant growth of sales revenues from sales aids and miscellaneous promotional and marketing materials sold to an increasing in the number of RTAs.

Operating Expenses

•
Marketing commissions increased by $6,197,932 or 160.4% in the first six months of 2006 to $10,061,419 from $3,863,487 in the comparable period of 2005. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The six months ended June 30, 2006 also includes $1,213,834 in bonus expense for the Company’s independent RTAs earned in conjunction with a bonus program that began in the fourth quarter of 2005.

•
Travel commissions for the six months ended June 30, 2006 increased $331,415 or 20.2% to $1,970,505 from $1,639,090 reported in the comparable prior year period. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise services and products expense was $67,537 in the six months ended June 30, 2006 compared with $99,416 in the comparable prior year period. The $31,879 or 32.1% decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•
Depreciation and amortization was $133,470 in the first six months of 2006, compared to $531,866 in the comparable period of 2005. In 2005, depreciation and amortization included $103,815 of amortization of capitalized software and $345,000 of amortization of an intangible asset for RTA agreements. Both of these items became fully amortized by December 31, 2005 and were not included in the 2006 period.

•
Marketing and selling expenses increased by $266,958 from $62,622 in the first six months of 2005 to $329,580 in the comparable six month period of 2006. The increase is attributable to an increase in promotional efforts which led to an increase in RTAs.

•
General and administrative expenses increased $2,840,842 to $6,901,475 in the first six months of 2006 from $4,060,633 in the comparable period of 2005. As a percentage of total net revenues, these expenses were 38.3% in 2006 and 47.3% in 2005. Although the two periods are relatively flat as a percentage of sales, the increase in general and administrative expense in 2006 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume. The increase is also attributable to costs associated with the ongoing implementation of new business strategies company-wide.

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

Liquidity and Capital Resources

Net cash used by operating activities in the first half of 2006 was $930,306 in the first half of 2006 as compared to cash provided of $151,817 in the first half of 2005 primarily resulting from the increase in notes receivable and the decrease in accounts payable in 2006.

Net cash provided by investing activities was $900,767 in the first half of 2006 compared to cash used of $2,317,886 in the first half of 2005 primarily as a change in the net positon of available-for-sale securities in the first half of 2006 compared to 2005.

Net cash used by financing activities for the first half of 2006 was $103,428 compared with net cash provided by financing activities of 2,687,924 in the comparable 2005 period. The descrease is attributable to proceeds from the raising of capital from the sale of a convertible note which occurred in January 2005 for $2,000,000 and from an issuance of stock in a private placement to investors in February 2005 for an aggregate amount of $960,000 with no such similar transactions occurring in the first half of 2006.

As of June 30, 2006, the Company had $97,391 in cash and $2,451,310 in short-term investments. The Company believes that cash and short term investments on hand at June 30, 2006, and its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We are currently analyzing the effect of FIN 48 on our financial statements. The Company will adopt FIN 48 in the first quarter of 2007.

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

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were material weaknesses with our disclosure controls and procedures in so far as they were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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