Form 10QSB
period 2006-09-30
YTB International, Inc.
filed 2007-03-19
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of February 28, 2007, there were 38,971,967 shares, $.001 par value, of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB
Three and nine months ended September 30, 2006

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

The financial statements for the three and nine months ended September 30, 2005 included herein have been restated to reflect additional expense of $167,253 or ($0.01) per share and $348,883 or ($0.01) per share, respectively, related to the warrants and the relevant disclosure has been updated. In addition, certain reclassifications were made to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. The affected column headings of the financial statements for the three and nine months ended September 30, 2005 included herein, as well as the affected footnotes, have been labeled as “Restated”.

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$-	$230,358
Restricted cash	1,250,000	-
Available-for-sale securities	1,855,878	3,611,003
Accounts receivable (less allowance for doubtful accounts of $6,919 in 2006 and $24,888 in 2005)	121,626	64,402
Inventory	328,060	-
Notes receivable	460,000	20,000
Prepaid marketing commissions	10,650,109	4,212,417
Other prepaid expenses and current assets	472,180	285,169
Total current assets	15,137,853	8,423,349

Property and equipment, net	3,644,233	631,992
Intangible assets, net	2,486,940	2,542,020
Goodwill	2,224,322	2,224,322
Other assets	14,994	16,184

TOTAL ASSETS	$23,508,342	$13,837,867

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$120,184	$-
Notes payable	25,177	122,055
Current maturities of long-term debt	20,946	19,532
Accounts payable and accrued expenses	4,511,895	1,944,640
Accrued bonuses	6,385,780	3,451,826
Current portion of deferred revenue	11,483,720	4,660,200
Convertible debt derivative	761,910	280,000
Total current liabilities	23,309,612	10,478,253

Other long-term liabilities:
Long-term debt, less current maturities	2,747,028	264,079
Deferred revenue, less current portion	4,366	4,366
Other liabilities	23,636	23,636
Total other long-term liabilities	2,775,030	292,081

TOTAL LIABILITIES	26,084,642	10,770,334

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001; 50,000,000 shares authorized, 27,490,454 and 27,336,260 shares issued and outstanding in 2006 and 2005, respectively.	27,490	27,336
Additional paid-in capital	19,741,923	19,376,053
Accumulated deficit	(22,345,713)	(16,335,856)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,576,300)	3,067,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,508,342	$13,837,867

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30, 2006	(RESTATED)September 30, 2005
NET REVENUES
Online travel store sales and monthly fees	$9,585,262	$4,348,697
Travel commissions and services	1,942,876	1,257,897
Franchise service fees and other fees	84,888	115,885
Other	1,523,563	622,632

TOTAL NET REVENUES	13,136,589	6,345,111

OPERATING EXPENSES
Marketing commissions	9,472,964	3,024,180
Travel commissions	1,348,540	856,892
Franchise services and products	31,382	43,238
Depreciation and amortization	129,376	223,696
Marketing and selling	60,830	61,797
General and administrative	6,348,579	2,893,494

TOTAL OPERATING EXPENSES	17,391,671	7,103,297

LOSS FROM OPERATIONS	(4,255,082)	(758,186)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	-	(429,673)
Interest and dividend income	42,803	36,448
Interest expense	(151,801)	(337,988)

TOTAL OTHER INCOME (EXPENSE)	(108,998)	(731,213)

NET LOSS	$(4,364,080)	$(1,489,399)

NET LOSS PER SHARE:

Weighted-average shares outstanding	27,387,658	24,419,877

Net loss per share - basic and diluted	$(0.16)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended
	September 30, 2006	(RESTATED) September 30, 2005
NET REVENUES
Online travel store sales and monthly fees	$23,367,049	$9,773,502
Travel commissions and services	5,015,178	3,507,373
Franchise service and other fees	260,263	332,047
Other	2,536,586	1,323,911

TOTAL NET REVENUES	31,179,076	14,936,833

OPERATING EXPENSES
Marketing commissions	19,534,383	6,887,667
Travel commissions	3,319,045	2,495,982
Franchise services and products	98,919	142,654
Depreciation and amortization	262,846	755,562
Marketing and selling	390,410	124,419
General and administrative	13,250,054	6,954,127

TOTAL OPERATING EXPENSES	36,855,657	17,360,411

LOSS FROM OPERATIONS	(5,676,581)	(2,423,578)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	-	(2,869,578)
Gain on the sale of assets	1,000	-
Interest and dividend income	118,179	67,334
Interest expense	(452,455)	(639,688)

TOTAL OTHER INCOME (EXPENSE)	(333,276)	(3,441,932)

NET LOSS	$(6,009,857)	(5,865,510)

NET LOSS PER SHARE:

Weighted–average shares outstanding	27,353,393	24,149,656

Net loss per share - basic and diluted	$(0.22)	$(0.24)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

Nine months ended September 30, 2006

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2006	27,336,260	$27,336	$19,376,053	$(16,335,856)	$3,067,533

Stock option expense	-	-	157,064	-	157,064

Shares issued for services	154,194	154	208,806	-	208,960

Net loss	-	-	-	(6,009,857)	(6,009,857)
Balance at September 30, 2006	27,490,454	$27,490	$19,741,923	$(22,345,713)	$(2,576,300)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2006	(RESTATED) September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,009,857)	$(5,865,510)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	262,846	755,562
Amortization of deferred offering costs	-	38,672
Shares issued for services	208,960	131,005
Warrants issued for services	-	348,883
Stock option expense	157,064	641,485
Change in fair value of derivatives	-	2,869,578
Amortization of discount on convertible debt	-	278,945
Changes in operating assets and liabilities:
Accounts receivable, net	(57,224)	(36,788)
Notes receivable	(440,000)	(20,000)
Inventory	(328,060)	–
Prepaid marketing commissions	(6,437,692)	(2,390,712)
Other prepaid expenses and current assets	(187,011)	(86,185)
Other assets	1,190	(1,357)
Accounts payable and accrued expenses	2,567,255	895,666
Accrued bonuses	2,933,954	-
Deferred revenue	6,823,520	2,612,511
Convertible debt derivatives	481,910	160,000
Other current liabilities	-	2,716
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(23,145)	334,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(720,007)	(263,991)
Accrued transaction cost	-	(77,354)
Proceeds from sale of available-for-sale securities	2,062,153	4,627,404
Purchase of available-for-sale securities	(307,028)	(6,656,155)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,035,118	(2,370,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	120,184	-
Other current liabilities	-	(100,000)
Principal payments on debt	(15,637)	(15,612)
Repayment of notes payable	(96,878)	(24,196)
Restricted cash-collateral for outstanding note and reserve for credit card processing	(1,250,000)	-
Proceeds from convertible debt	-	2,000,000
Cash paid for debt issuance costs	-	(148,020)
Proceeds from shares issued in private placement memorandum	-	960,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,242,331)	2,672,172

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(230,358)	636,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	230,358	25,719

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$662,266

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$43,869	$76,915

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended
	September 30, 2006	(RESTATED) September 30, 2005
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in long-term obligations and property and equipment	$2,500,000	$
Increase in notes payable and property and equipment	$-		$73,139
Warrants issued for debt offering costs	$-		$26,000
Decrease in notes receivable and deferred revenue	$-		$81,879
Conversion of debt to common stock	$-		$133,333

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

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

On December 8, 2004, prior to the Reorganization, the former REZconnect acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. (“YTB, Inc.”), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under the laws of the State of New York State and the reorganization provisions of the Internal Revenue Code. The acquisition, which was recorded at total value of $4,847,928, was effected by means of the former REZconnect exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB, Inc.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 2 – BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of September 30, 2006, the related Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2006 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB/A No. 1 and No. 2 for the year ended December 31, 2005 (“2005 Annual Report”).

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The condensed balance sheet as of December 31, 2005 was derived from the audited financial statements for the year then ended included in the 2005 Annual Report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2006	December 31, 2005
Equipment	$444,020	$266,025
Furniture and fixtures	216,711	187,745
Capitalized software	1,544,669	1,378,711
Vehicles	168,908	168,908
Building	1,811,195	-
Land	1,030,000	-
Leasehold improvements	116,522	110,629
	5,332,025	2,112,018
Less: Accumulated depreciation	(1,687,792)	(1,480,026)

Property and equipment, net	$3,644,233	$631,992

Depreciation and amortization expense on property and equipment was $111,016 and $32,837 for the three months ended September 30, 2006 and 2005, respectively, and $207,766 and $182,982 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006 and December 31, 2005, capitalized software development costs, net of accumulated amortization, totaled $237,231 and $105,539, respectively. For the three months ended September 30, 2006 and 2005, the Company recorded amortization of capitalized software development costs of $18,886 and $7,000, respectively, and $34,266 and $122,547 for the nine months ended September 30, 2006 and 2005, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 4 – INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of September 30, 2006 and December 31, 2005:

	At September 30, 2006			At December 31, 2005
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360,000	$93,200	$266,800	$360,000	$54,620	$305,380
RTA agreements	690,000	690,000	-	690,000	690,000	-
Vendor agreements	220,000	39,860	180,140	220,000	23,360	196,640
Total amortized intangible assets	1,270,000	823,060	446,940	1,270,000	767,980	502,020

Unamortized intangible assets
Domain names	2,040,000	-	2,040,000	2,040,000	-	2,040,000
Total unamortized intangible assets	2,040,000	-	2,040,000	2,040,000	-	2,040,000

Total	$3,310,000	$823,060	$2,486,940	$3,310,000	$767,980	$2,542,020

(1) The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years, respectively.

 Amortization expense was $18,360 and $190,860 for the quarters ended September 30, 2006 and 2005, respectively, and $55,080 and 572,580 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 5 – BONUS ACCRUAL

During the 4th quarter of 2005, the Company began a program to award bonuses to its independent marketing representatives ("IMRs") to recognize certain IMRs for outstanding contributions made to the growth and success of the Company and to encourage all IMRs to fulfill specific goals or targets for sales levels, recruiting of new referring travel agents or other business-critical functions. The awards offered are in the form of cash or Company stock, based upon a predetermined calculation. The bonuses that are to be awarded in Company stock are recorded at their fair value at each balance sheet date. Total bonus expense included in marketing commissions expense for the three and nine months ended September 30, 2006 was $2,266,666 and $3,480,500, respectively. No bonus expense was accrued as of September 30, 2005 as the program began in the fourth quarter of that year. Accrued bonuses as of September 30, 2006 and December 31, 2005 totaled $6,385,780 and $3,451,826, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 6 – FINANCING ARRANGEMENTS

Notes Payable

The Company is financing one vehicle in 2006 and four vehicles in 2005, payable in monthly installments ranging from approximately $1,000 to $1,477, at the rate of approximately 6.25%. The loans are payable through March 2008. The balance due on these vehicle loans as of September 30, 2006 and December 31, 2005 totaled $25,177 and $122,055, respectively.

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan is personally guaranteed by the Company’s then-president. The outstanding loan balance as of September 30, 2006 and December 31, 2005 was $267,974 and $283,611, respectively.

During January 2005, the Company entered into an agreement with an investor to raise an additional $2,000,000 of capital via a convertible term note (“the Note”). The Note had a principal balance of $2,000,000, and interest was payable monthly at prime plus 3%, subject to an 8% floor. The Note was superior to the SBA loan of approximately $300,000. The terms of the Note provided for interest payments only during the first six months, with payments of $66,667 of principal plus interest monthly beginning in August 2005. The note was required to be paid in full by January 2008, unless it was converted by the investor into shares of common stock. The Note agreement contained several features, which are discussed below:

•
Interest Rate Adjustment Feature – The interest rate stated in the Note could subsequently be adjusted downward if the Company maintained an effective registration statement and the market price of the Company’s common stock exceeded certain targets.

•
Initial Conversion Ratio – The Note was convertible into shares of the Company’s common stock at a rate of $0.80 per share for the first $1 million of Note principal, and $1.25 per share for any amounts in excess of the first $1 million.

•
Contingent Conversion Ratio Adjustment Feature – If the Company were to obtain subsequent equity financing at per share prices less than those obtained by the investor, the conversion rate would be lowered to that amount.

•	Prepayment penalty – The Note could be prepaid at the Company’s option, with a 30% prepayment penalty.

•
Warrant Coverage – The Note contained 800,000 detachable stock warrants, which have a 7 year term, and are exercisable for the first 400,000 warrants at $1.58 per share, and the second 400,000 warrants at $1.72 per share.

•
Additional Loan Option – The investor, at its sole option, had the ability to loan an additional $1,000,000 to the Company on the same terms as the original Note, including proportional warrant coverage.

•
Registration Rights – As part of the Note agreement, the Company agreed to file a registration statement covering the warrants and potential shares to be issued upon conversion of the Note. The registration statement was to be filed within 30 days of the agreement, and declared effective within 120 days. The registration statement was to be continuously effective until the investor had sold all of the underlying shares. The registration rights agreement provides for a penalty of 2% per month. The Company has treated this item as an additional derivative and in failing to satisfy the registration rights requirement and has accrued $761,910 and $280,000, respectively, as of September 30, 2006 and December 31, 2005, in penalties under the terms of the agreement. Such amounts are reflected as a current liability in the Company's balance sheet. In November 2006, this obligation was settled by the issuance of 200,000 shares of common stock. See Note 13, “Subsequent Events”.

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

$2,000,000

The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net increase in the embedded derivative liability in the three and nine months ended September 30, 2005 was $429,673 and $2,869,578, respectively, and is recorded as Other Expense in the Consolidated Statement of Operations. On October 12, 2005, the investor converted the remaining principal balance at the time into shares of common stock (discussed below). The difference between the stated principal of the Note of $2,000,000 and its allocated carrying value was amortized as debt discount using the effective interest rate method over the term of the Note.

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

On July 26, 2006, the Company purchased 12 acres of land which included a 100,000 square foot building (the “Property”) for $2.5 million to house their new corporate headquarters in Wood River, Illinois. The Company financed the purchase of the Property with a note in the amount of $2.5 million with an interest rate of Prime, less 0.50% floating daily from Meridian Bank, a local bank. Interest only is payable monthly for the first two years of the note after which the entire principal will be paid or the note will be refinanced. The Note is collateralized by the first mortgage on the Property and a $500,000 Certificate of Deposit. The Certificate of Deposit will be released after the Company makes $625,000 of improvements to the Property. The Company has begun a $6.0 million renovation project to the Property. The outstanding loan balance at September 30, 2006 is $2,500,000.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under an operating office lease for the offices in New Jersey which expires on April 30, 2008, to pay minimum annual rentals, currently at $49,916 per year plus real estate taxes and operating cost charges. The Company also is obligated under a multi-year lease for its Illinois headquarters at $15,000 per month plus operating charges (see Note 9 - Related Party Transactions). In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchises also have a two year term with options that mirror the master lease renewal options.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Following is a summary of net rental income (expense) for the Wal-Mart locations for the three and nine months ended September 30, 2006 and 2005:
	Three month ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Sublease rental income	$24,945	$30,625	$85,154	101,561
Less minimum rental expense	21,743	30,831	65,426	102,333
Net rental income (expense)	$3,202	$(206)	$19,728	$(772)

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

Mr. Derek J. Brent receives a base annual salary of $120,000, increasing annually in $12,000 increments. Additionally, Mr. Derek J. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. In addition, Mr. Derek J. Brent receives a car allowance and health and medical insurance provided by the Company. In July 2006, Mr. Derek J. Brent’s annual salary was increased to $180,000. This increase was subsequently approved by the Company’s Board of Directors in December 2006.

Mr. John D. Clagg, whose contract became effective December 1, 2005, receives a base salary of $150,000 increasing annually in $30,000 increments. Mr. Clagg also receives health, life, and medical insurance provided by the Company.

See Note 13, "Subsequent Events", for a description of certain changes to some of these agreements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS

As of September 30, 2006, the Company had a stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.  On April 24, 2006, the Company’s Board of Directors granted 250,000 options to certain employees and directors and two outside consultants. These stock options vest in equal increments on the anniversary date over the next five years. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 3.0 years; dividend yield of 0% and expected volatility of 75%. The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Expected volatility is based on historical volatilities of YTB International, Inc.’s common stock. Accordingly, the Company recognized $50,483 and $157,064 for the three and nine months ended September 30, 2006, respectively, in compensation expense for stock options. Unrecognized expense related to unvested options and to future service on vested options as of September 30, 2006 is $124,530 and $26,693, respectively.

The following table provides information about awards outstanding at September 30, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Options outstanding, beginning of period	940,000	$1.15	$0.29
For the period from January 1 to September 30, 2006:
Granted	250,000	$1.20	$0.60
Forfeited	-	-	-
Exercised	-	-	-
Options outstanding, end of period	1,190,000	$1.16	$0.37
Options exercisable, end of period	940,000	$1.15	$0.29

Prior to January 1, 2006, compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options. For the three and nine months ended September 30, 2005, the Company recognized $22,495 and $67,485 in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. In addition, FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Based Compensation - an Interpretation of APB No. 25,” requires variable accounting for compensation expense when stock options have been cancelled and re-issued with a change in strike price. The variable compensation associated with these types of stock options for the three and nine months ended September 30, 2005 was compensation expense of $155,100 and $574,000, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Had the Company accounted for these plans in accordance with SFAF 123 R, the fair value recognition method would have had the following effects on the condensed consolidated financial statements for the three and nine months ended September 30, 2005.

	(RESTATED) Three months ended September 30, 2005	(RESTATED) Nine months ended September 30, 2005
Net loss - as reported	$(1,489,399)	$(5,865,510)

Add: Stock-based compensation expense included in reported net loss	177,595	641,485

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(33,630)	(100,890)

Net loss – pro forma	$(1,345,434)	$(5,324,915)

Net loss per common share – basic and diluted
As reported	$(0.06)	$(0.24)
Pro forma	$(0.06)	$(0.22)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005: risk-free interest rates of 3.4%; expected life of 1.0 year; dividend yield of 0% and expected volatility of 75%.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for printing of its sales materials. During the three and nine months ended September 30, 2006, the Company expended $669,179 and $1,110,562 respectively, for printing sales materials and $113,620 and $424,422, for the three and nine months ended September 30, 2005, respectively. In addition, at September 30, 2006 and December 31, 2005, the Company has a pre-paid asset of  $0 and $192,027, respectively, on the balance sheet for payments related to work not yet completed.

The Company leases office space to house its executive offices in two buildings under separate commercial lease agreements. The buildings are owned and controlled by company of which a certain members of the Company’s Board of Directors are principals. In addition, each lease contains an addendum which grants the landlord a two-year common stock purchase warrant to purchase Company stock in exchange for the deed to the property, unencumbered. The first lease, which covers approximately 13,000 square feet, commenced July 1, 2005 and expires June 30, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires June 30, 2007, to purchase 500,000 shares of Company stock for a total exercise price of $1.00 and the deed to the property, unencumbered in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $1,850,000.

Correspondingly, the second lease, which covers approximately 5,000 square feet, commenced November 1, 2005 and expires on October 31, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires October 31, 2007, to purchase 625,000 shares of Company stock for the total exercise price of $1.00 and the deed to the property, unencumbered in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $2,350,000.

The combined rental cost of both spaces is $15,000 per month. Combined rent expense for these two leases was $45,000 and $135,000 for the three and nine months ended September 30, 2006, respectively, and $30,000 for the three and nine months ended September 30, 2005. There was no rent expense related to these two leases during the first quarter of 2005. As of September 30, 2006, neither of the common stock warrants has been exercised.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

On February 8, 2005, the Company commenced a Private Placement Offering for the issuance of up to 1,000,000 shares at a price of $0.80 per share. Pursuant to the terms of the offering, the minimum per share investment was $15,000 to purchase an investment unit consisting of (a) 18,750 shares of common stock and (b) 18,750 common stock purchase warrants.  Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.75, exercisable for three years from date of issuance.

On April 5, 2005, the Company executed a warrant agreement with a consultant. The warrant agreement provided for the issuance of warrants to purchase up to 200,000 shares of the Company’s common stock at a price of $1.73 per share. The warrant was exercisable as to 66,666 shares upon execution of the agreement and the warrants to purchase the remaining 133,334 shares were to be exercisable upon the following vesting schedule; an additional 66,666 shares vest on August 5, 2005 and the final 66,668 shares vest on December 5, 2005. Shares issuable upon exercise of the warrant will be subject to customary demand and piggyback registration rights. Expense is recognized over the vesting period. For the three and nine months ended September 30, 2005, the Company recorded consulting expense of $167,253 and $348,883, respectively, based on the estimated fair value of the vested warrants using the Black-Scholes pricing model, with an offsetting adjustment to additional paid in capital. As of September 30, 2006, none of the warrants have been exercised.

During the third quarter of 2006, equity compensation in the amount of $208,960 was recorded as a result of 154,194 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $154 and additional paid in capital in the amount of $208,806.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the Company’s net operating losses, this statement will have no impact on its consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”)." SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS 158 is effective for the Company at the end of the 2006 fiscal year. The Company does not currently have any plans under the scope of this statement.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company is currently assessing the impact SAB 108 will have on the Company's consolidated financial position, results of operations and cash flows.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 12 - SEGMENT INFORMATION

The Company operates in the following three business segments: : marketing of online travel stores including the development of a sales network (“Marketing”); sales of travel through online travel stores (“Travel”); and developing and commercializing internet-based technology programs used in supporting online travel stores (“Technology”). The Company’s business segments operate primarily in the United States, but are structured for potential international growth.

Summarized financial information concerning the Company's reportable segments for the three and nine months ended September 30, 2006 and 2005 is shown in the following tables. The “parent” column includes corporate items not specifically allocated to the segments.

Three Months Ended September 30, 2006	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter- segment revenue	$11,039,579	$2,116,149	$21,111	$-	$(40,250)	$13,136,589
Segment profit (loss)	$(3,602,445)	$471,524	$11,222	$(1,244,381)	$-	(4,364,080)
Assets	$14,859,898	$3,964,070	$-	$10,200,099	$(5,635,909)	$23,388,158
Depreciation and amortization	$106,016	$-	$-	$23,360	$-	$129,376
Capital expenditures	$119,886	$-	$-	$2,808,275	$-	$2,928,161

(RESTATED) Three Months Ended September 30, 2005	Marketing	Travel	Technology	Parent	Elimination	Total
External and inter- segment revenue	$4,925,869	$1,375,456	$52,031	$-	$(8,245)	$6,345,111
Segment profit (loss)	(198,685)	(133,352)	13,969	(1,171,331)	-	(1,489,399)
Assets	$5,783,547	$1,212,356	$-	$7,089,065	$(1,115,630)	$12,969,338
Depreciation and amortization	$27,836	$-	$-	$195,860	$-	$223,696
Capital expenditures	$134,905	$-	$-	$-	$-	$134,905

Nine Months Ended September 30, 2006	Marketing	Travel	Tech	Parent	Elimination	Total
External and inter-segment revenue	$25,719,127	$5,623,756	$101,451	$-	$(265,258)	$31,179,076
Segment profit (loss)	$(3,776,516)	$1,299,797	$71,496	$(3,604,634)	$-	(6,009,857)
Assets	$14,859,898	$3,964,070	$-	$10,200,099	$(5,635,909)	$23,388,158
Depreciation and amortization	$192,766	$-	$-	$70,080	$-	$262,846
Capital expenditures	$378,811	$-	$-	$2,808,275	$-	$3,187,086

(RESTATED) Nine Months Ended September 30, 2005	Marketing	Travel	Tech	Parent	Elimination	Total
External and inter-segment revenue	$10,998,172	$3,837,713	$142,648	$-	$(41,700)	$14,936,833
Segment profit (loss)	(32,546)	(157,835)	(45,509)	(5,629,619)	-	(5,865,509)
Assets	$5,783,547	$1,212,356	$-	$7,089,065	$(1,115,630)	$12,969,338
Depreciation and amortization	$64,167	$-	$103,815	$587,580	$-	$755,562
Capital expenditures	$337,130	$-	$-	$-	$-	$337,130

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

In December 2006, upon approval by the Company’s Board of Directors, the Company’s Chief Executive Officer announced to the independent marketing representatives ("IMRs") that certain modifications were made to the bonus program under which the independent IMRs earn and receive incentive awards. Under the modified program, pursuant to a restricted stock agreement, IMRs achieving director level status can elect to receive a certain number of shares of restricted stock based upon a previously determined calculation in lieu of cash in satisfaction of incentive bonus awards previously earned.  A portion of each award would vest immediately and the unvested portion would vest over the next four years, provided that the IMR has retained his or her status at the applicable Director level on such vesting date.  Any unvested portion of the award shall be immediately forfeited upon the sales IMR's failure for any reason to maintain his or her Director Level status.

On January 2, 2007, the Board of Directors of the Company granted shares of restricted stock to certain independent IMRs under a Restricted Stock Award agreement in satisfaction of bonuses previously earned but not paid during the year ended December 31, 2006 and the fourth quarter of 2005.

In January 2007, the Company moved its executive offices to a new location in Wood River, Illinois. The Company is in the process of searching for a tenant to secure a sublease for the spaces in Edwardsville, Illinois previously occupied by the Company.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

At a meeting of the Board of Directors (the “Board”) of YTB International, Inc. (the “Company”) held on February 19, 2007, the Board determined that it was necessary to restate the financial statements included in its previously filed Form 10-KSB and financial statements for the year ended December 31, 2005. The Board made this determination after ratifying a previously unrecorded issuance of warrants to purchase 200,000 shares of the Company’s common stock at $1.73 per share. The warrants were issued to an advisor of the Company in April 2005, but had not previously been approved by the Board (see Note 10, “Capital Stock”) nor accounted for in the original 2005 Financial Statements.

As a result, on March 12, 2007, the Company filed an amended Form 10-KSB for the year ended December 31, 2005 to reflect the additional expense related to the above warrants. In addition, the Company identified that certain items in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 should be reclassified to enhance disclosure, properly reflect non-cash items and properly reflect the gross activity related to the conversion of debt to common stock that occurred in the fourth quarter of 2005.

The financial statements for the three and nine months ended September 30, 2005 included herein have been restated to reflect additional expense of $167,253 or ($0.01) per share and $348,833 or ($0.01) per share, respectively, related to the warrants and the relevant disclosure has been updated. The financial statements for the quarter ended March 31, 2005 were not affected by the restatement for the warrants. In addition, certain reclassifications were made to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. The affected column headings of the financial statements for the three and nine months ended September 30, 2005 included herein, as well as the affected footnotes, have been labeled as “Restated”.

Below is the effect of the restatement and reclassifications on the Consolidated Balance Sheet as of December 31, 2005 and the Consolidated Statements of Operations and the Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2005:

Consolidated Balance Sheet as of September 30, 2005
	As Previously Reported	Adjustment	As Restated

Additional paid-in capital	$14,523,542	$348,883	$14,872,425

Accumulated deficit	$(13,399,696)	$(348,883)	$(13,748,579)

Consolidated Statement of Operations for three months ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
OPERATING EXPENSES
General and administrative	$2,726,241	$167,253	$2,893,494
Total operating expenses	$6,936,044	$167,253	$7,103,297

LOSS FROM OPERATIONS	$(590,933)	$(167,253)	$(758,186)

NET LOSS	$(1,322,146)	$(167,253)	$(1,489,399)

NET LOSS PER SHARE:
Net loss per share - basic and diluted	$(0.05)	$(0.01)	$(0.06)

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Consolidated Statement of Operations for nine months ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
OPERATING EXPENSES
General and administrative	$6,605,244	$348,883	$6,954,127
Total operating expenses	$17,011,528	$348,883	$17,360,411

LOSS FROM OPERATIONS	$(2,074,695)	$(348,883)	$(2,423,578)

NET LOSS	$(5,516,627)	$(348,883)	$(5,865,510)

NET LOSS PER SHARE:
Net loss per share - basic and diluted	$(0.23)	$(0.01)	$(0.24)

Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:	$277,117	$57,354	$334,471

CASH FLOWS FROM INVESTING ACTIVITIES:	$(2,312,742)	$(57,354)	$(2,370,096)

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

YTB Travel is a travel management subsidiary that processes travel sales from several different marketing systems including storefront and online business models, and processes and handle bookings (reservations) from over 45,200 websites. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to Internet for travel services presents the opportunity for advancement of products and services by referral relationships.

YTB Marketing is a direct sales organization that utilizes independent marketing representatives ("IMRs") to market the Referring Travel Agent (“RTA”) online business opportunity and has sold 45,200 online travel stores which are currently in the system. The RTAs have the ability to book individual and group travel. YTB Marketing conducts business through recruitment, enrollment, initial training, and support of its independent sales force. YTB Marketing is a referral marketing group providing support products and services for the IMRs. Currently, there are over 45,200 RTA consumer websites in operation and 1,700 Book MyTravel websites in operation. Site owners are permitted to solicit organizations and associations for travel sites allowing for site owners to earn more revenue.

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

YTB Marketing services an RTA network, while Technologies services the travel agent community. YTB Marketing typically charge $49.95 to each RTA per month on a month-to-month basis to own and operate an online travel site, plus the Company can earn transactional compensation from travel purchased off each website. Initially, each RTA pays an initial fee of $449.95, plus the first month’s membership dues of $49.95. Our brick and mortar franchisee Travel Network and Global Travel Network fees range from $3,000 to $29,900 for domestic franchises and from $50,000 to $350,000 for individual international territories. Yearly service fees range from $2,000 to $9,000 per location.

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

Results of Operations

The following table sets forth the number of RTAs for each period covered by this report, as well as the sales figures for each period.

RTAs as of                                                                  RTAs as of
September 30, 2006                                                    September 30, 2005
         45,233                                                                         19,414

Site sales for the                                                          Site sales for the
3 months ended                                                          3 months ended
September 30, 2006                                                    September 30, 2005
        17,811                                                                            7,503

Site sales for the                                                          Site sales for the
9 months ended                                                          9 months ended
September 30, 2006                                                    September 30, 2005
        39,613                                                                             17,557

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

	Three months ended		Nine months ended
	September 30, 2006	(RESTATED) September 30, 2005	September 30, 2006	(RESTATED) September 30, 2005
Net Revenues
Online travel store sales and monthly fees	73.0%	68.6%	75.0%	65.4%
Travel commissions and services	14.8%	19.8%	16.1%	23.5%
Franchise service and other fees	0.6%	1.8%	0.8%	2.2%
Miscellaneous	11.6%	9.8%	8.1%	8.9%

TOTAL NET REVENUES	100.0%	100.0%	100.0%	100.0%

Operating Expenses

Marketing commissions	72.1%	47.7%	62.7%	46.1%
Travel commissions	10.3%	13.5%	10.6%	16.7%
Franchise fees	0.2%	0.7%	0.3%	1.0%
Depreciation and amortization	1.0%	3.5%	0.8%	5.1%
Marketing and selling	0.5%	1.0%	1.3%	0.8%
General and administrative	48.3%	45.6%	42.5%	46.6%

TOTAL OPERATING EXPENSES	132.4%	112.0%	118.2%	116.3%

LOSS FROM OPERATIONS	(32.4%)	(12.0%)	(18.2%)	(16.3%)

Other Income (Expense)

Change in fair value of derivatives	0.0%	(6.8%)	0.0%	(19.2%)
Gain on sale of assets	0.0%	0.0%	0.0%	0.0%
Interest and dividend Income	0.3%	0.6%	0.4%	0.5%
Interest expense	(1.1%)	(5.3%)	(1.5%)	(4.3%)

TOTAL OTHER INCOME (EXPENSE)	(0.8%)	(11.5%)	(1.1%)	(23.0%)

NET LOSS	(33.2%)	(23.5%)	(19.3%)	(39.3%)

Three months ended September 30, 2006 compared to three months ended September 30, 2005

The Company reported a net loss for the third quarter ended September 30, 2006 of $4,364,080 or ($0.16) per diluted share compared to a net loss of $1,489,399 or ($0.06) per diluted share for the comparable quarter of 2005. The overall results for the third quarter of 2006 were impacted by the recording of bonus expense of $2,266,666 while the comparable 2005 results were impacted by the recording of Other Expense totaling $731,213. The Other Expense recorded in the third quarter of 2005 related to the increase in the embedded derivative liability and interest expense during that quarter associated with the convertible note agreement the Company entered into in January of 2005.

Net Revenues

Net revenues totaled $13,136,589 and $6,345,111 in the third quarter of 2006 and 2005, respectively.

•
Online travel store sales and monthly fees increased $5,236,565 or 120.4% in the third quarter of 2006 to $9,585,262 from the $4,348,697 reported in the comparable prior year quarter. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the boom in home-based businesses.

•
Travel agency commissions for the third quarter of 2006 increased $684,979 or 54.4% to $1,942,876 from the $1,257,897 reported in the third quarter of 2005. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise service fees and other fees decreased $30,997 or 26.7% in the third quarter of 2006 to $84,888 from $115,885 reported in the third quarter of 2005. The decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•
Other income increased in the third quarter of 2006 as compared to 2005 by $900,931 or 144.7% to $1,523,563 from $622,632. This increase is due to the significant growth of sales revenues from sales aids and miscellaneous promotional and marketing materials sold to an increasing number of RTAs.

Operating Expenses

•
Marketing commissions increased by $6,448,784 or 213.2% in the third quarter of 2006 as compared to the third quarter of 2005. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The three months ended September 30, 2006 also includes $2, 266,666 in bonus expense for the Company’s independent RTAs earned in conjunction with a bonus program that began in the fourth quarter of 2005.

•
Travel commissions for the third quarter of 2006 increase by $491,648 or 57.4% to $1,348,540 from $856,892 reported in the third quarter of 2005. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise services and products expense was $31,382 in the third quarter of 2006 compared with $43,238 in the comparable prior year period. The decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•
Depreciation and amortization was $129,376 in the third quarter of 2006, compared to $223,696 in the comparable quarter of 2005. In 2005 depreciation and amortization included $172,500 of amortization of an intangible asset for RTA agreements which was fully amortized by December 31, 2005 and was not included in the 2006 period.

•
Marketing and selling expenses decreased by $967 from $61,797 in the third quarter of 2005 to $60,830 in the third quarter of 2006. The increase is attributable to an increase in promotional efforts which led to an increase in RTAs.

•
General and administrative expenses increased $3,455,085 to $6,348,579 in the third quarter of 2006 from $2,893,494 in the third quarter of 2005. As a percentage of total net revenues, these expenses were 48.3% in 2006 and 45.6% in 2005. The increase in general and administrative expense in 2006 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume. The increase is also attributable to costs associated with the ongoing implementation of new business strategies company-wide.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

The Company reported a net loss for the nine months ended September 30, 2006 of $6,009,857 or ($0.22) per diluted share compared to a net loss of $5,865,510 or ($0.24) per diluted share for the comparable period of 2005. The overall results for the nine months ended September 30, 2006 were impacted by the recording of bonus expense of $3,480,500 earned in conjunction with the sales director bonus plan which began in the fourth quarter of 2005. The overall results for the first nine months of 2005 were impacted by the recording of Other Expense totaling $3,441,932 related to the increase in the embedded derivative liability and interest expense during the nine month period ended September 30, 2005 associated with the convertible note agreement the Company entered into in January of 2005.

Net Revenues

Net revenues totaled $31,179,076 and $14,936,833 in the nine months ended September 30, 2006 and 2005, respectively.

•
Online travel store sales and monthly fees increased $13,593,547 or 139.1% in the first nine months of 2006 to $23,367,049 from the $9,773,502 reported in the comparable prior year period. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the boom in home-based businesses.

•
Travel agency commissions for the first nine months of 2006 increased $1,507,805 or 42.9% to $5,015,178 from the $3,507,373 reported in the first nine months of 2005. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise service fees and other fees decreased $71,784 or 21.6% in the first nine months of 2006 to $260,263 from $332,047 reported in the first nine months of 2005. The decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•
Other income increased in the nine months ended September 30, 2006 as compared to the comparable period in 2005 by $1,212,675 or 91.6% to $2,536,586 from $1,323,911. This increase is due to the significant growth of sales revenues from sales aids and miscellaneous promotional and marketing materials sold to an increasing number of RTAs.

Operating Expenses

•
Marketing commissions increased by $12,646,716 or 183.6% in the first nine months of 2006 to $19,534,383 from $6,887,667 in the comparable period of 2005. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. The nine months ended September 30, 2006 also includes $3,480,500 in bonus expense for the Company’s independent RTAs earned in conjunction with a bonus program that began in the fourth quarter of 2005.

•
Travel commissions for the nine months ended September 30, 2006 increased $823,063 or 32.9% to $3,319,045 from $2,495,982 reported in the comparable prior year period. The increase is attributable to an increase in the number of representatives utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise services and products expense was $98,919 in the nine months ended September 30, 2006 compared with $142,654 in the comparable prior year period. The $43,735 or 30.6% decrease is largely attributable to the transition to the internet for travel bookings away from traditional/brick-and-mortar travel agents.

•
Depreciation and amortization was $262,846 in the first nine months of 2006, compared to $755,562 in the comparable period of 2005. In 2005, depreciation and amortization included $103,815 of amortization of capitalized software and $517,500 of amortization of an intangible asset for RTA agreements. Both of these items became fully amortized by December 31, 2005 and were not included in the 2006 period.

•	Marketing and selling expenses increased by $265,991 from $124,419 in the first nine months of 2005 to $390,410 in the comparable nine month period of 2006.

•
General and administrative expenses increased $6,295,927 to $13,250,054 in the first nine months of 2006 from $6,954,127 in the comparable period of 2005. As a percentage of total net revenues, these expenses were 42.5% in 2006 and 46.6% in 2005. Although the two periods are relatively flat as a percentage of sales, the increase in general and administrative expense in 2006 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume. The increase is also attributable to costs associated with the ongoing implementation of new business strategies company-wide.

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

Liquidity and Capital Resources

Net cash used in operating activities in the first three quarters of 2006 was $23,145, as compared to cash provided by operating activities of $334,471 in the same period of 2005.

Net cash provided by investing activities was $1,035,118 during the nine months ended September 30, 2006, as compared to cash consumed by investing activities of $2,370,096 for the same period in 2005. This $3,405,214 increase in cash provided was primarily due to the increase in proceeds from the sales of available-for-sale securities being partially offset by an increase in purchases of property and equipment.

Net cash consumed by financing activities was approximately $1,242,331 in the first three quarters of 2006 and cash provided during the same period of 2005 was approximately $2,672,172. The cash consumed by financing activities in the first three quarters of 2006 was primarily attributable to $500,000 in restricted cash representing collateral for the outstanding note on the property for the new corporate headquarters and $750,000 in restricted cash representing a reserve held by the company's credit card processor. The cash provided by financing activities in the comparable prior year was primarily the result of raising capital from the sale of a convertible note which occurred in January 2005 for $2,000,000 and from an issuance of stock in a private placement to investors resulting in gross proceeds of $960,000 in February 2005 for an aggregate amount of $960,000.

As of September 30, 2006, the Company had $1,855,878 in short-term investments. The Company also reported a bank overdraft of $120,184 as of September 30, 2006 which resulted from checks cut on the last business day of the period that had not yet cleared the bank. This overdraft was covered by receipts of cash in the subsequent period when the checks were presented to the bank. The Company believes that short term investments on hand at September 30, 2006 and its cash flow from operations will be sufficient to meet its obligation on a timely basis for the next 12 months.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the Company’s net operating losses, this statement will have no impact on its consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”)." SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS 158 is effective for the Company at the end of the 2006 fiscal year. The Company does not currently have any plans under the scope of this statement.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company is currently assessing the impact SAB 108 will have on the Company's consolidated financial position, results of operations and cash flows.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: March 19, 2007

/s/ John D. Clagg
John D. Clagg, Chief Financial Officer
Dated: March 19, 2007