Form 10KSB
period 2006-12-31
YTB International, Inc.
filed 2007-04-02
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

State issuer’s revenues for its most recent fiscal year. $50,896,730.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2007. $104,556,260.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 39,028,217 shares of Common Stock, par value $.001 per share, outstanding as of March 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Document Incorporated by Reference                 Part of Report into Which Incorporated

Proxy Statement for 2007 Annual                       Part III
Meeting of Stockholders

Transitional Small Business Disclosure Format (check one) Yes☐ No☒.

Table of Contents

PART I
Item 1.	Description of Business	2
Item 2.	Description of Properties	5
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II
Item 5.	Market for Common Stock and Related Stockholder Matters	7
Item 6.	Management's Discussion and Analysis or Plan of Operation	8
Item 7.	Financial Statements	19
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	19
Item 8A.	Controls and Procedures	20
Item 8B.	Other Information	23

PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance
	With Section 16(a) of the Exchange Act	23*
Item 10.	Executive Compensation	23*
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23*
Item 12.	Certain Relationships and Related Transactions, and Director Independence	23*
Item 13.	Exhibits	24*
Item 14.	Principal Accountant Fees and Services	25*

*	Incorporated by Reference to the Issuer's Proxy Statement for its 2007 Annual Meeting of Stockholders.

PART I

Item 1. Description of Business.

YTB International, Inc., a Delaware corporation (the “Company” or “We”) (formerly, REZconnect Technologies, Inc.) is a leader in the travel services business and has operated in the travel services industry for 25 years. We offer an interactive, real-time travel booking engine and access to preferred deals with leading travel industry suppliers to our licensees and to small office and home office agencies and independent travel agencies. Our revenue stream is comprised primarily of initial license fees as each online travel agency is sold, monthly license fees from our licensed travel agents (“Referring Travel Agents” or “RTAs”) and commissions on the sale of travel products.

We believe that we are at the forefront of several growing trends: increasing consumer spending in the travel industry; the boom in home-based businesses and the growing acceptance of conducting retail business on the Internet. With job security as well as an ability to spend time with family an ever increasing concern, the ability to own a home-based business is becoming an increasingly attractive option. As more people use the Internet to become better informed and to save time and money, we believe that online travel planning will continue to make tremendous inroads in the marketplace. At the same time, luxury cruise ship companies and resort builders are gearing up for a new wave of retirees, which we believe will add to the demand for travel-related products and services.

We conduct our business operations through three distinct wholly-owned subsidiaries: (i) YourTravelBiz.com, Inc., which uses a referral marketing system to offer and sell licenses for online travel agencies; (ii) YTB Travel Network, Inc., together with its subsidiary YTB Travel Network of Illinois, Inc., which licenses and services our RTAs; and (iii) REZconnect Technologies, Inc., a franchisor of traditional “brick and mortar” travel agencies, as well as Internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry.

We operate our businesses under various trade names “YourTravelBiz.com,” “YourTravelBiz,” “YTBnet.com,” “YTB Travel and Cruises,” “Travel Network,” “Global Travel Network,” “Travel Network Vacation Central,” “YTB.com,” as well as web sites “Bookmytravel.com,” and “REZconnect.com.”

While previously concentrating on the establishment of our “brick and mortar” franchise operations, our management recognized that margins in the travel agency industry are generally shrinking, due in large measure to reductions by airlines in commission rates and to greater competition throughout the industry. To combat these trends and strengthen our competitive position, we sought to bring an advanced technology to the travel and lodging industry by investing in software development and offering new online travel agency opportunities. All travel arrangements from the online travel sites that we host are serviced by the divisions of the Company. As of December 31, 2006, there were approximately 59,800 such online sites in operation.

We were originally incorporated in the State of New York in June 1982 as Travel Network, Ltd., doing business as Global Travel Network. Summary information regarding the development of our business is found below under the heading “Corporate History.”

Until recently, our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTC-BB”) under the symbol YTBL.OB. Because of our inability to remain current in our periodic reporting obligation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our common stock has been moved for quotation to the Pink Sheets under the symbol YTBL.PK. Because we have become current with our periodic reports under the Exchange Act, we intend to have our common stock quoted on the OTC-BB once again and to apply for its listing in the near future on the American Stock Exchange, although no assurances can be given in this regard.

Current Operations

Our three distinct, wholly-owned subsidiary divisions operate as follows:

YourTravelBiz.com, Inc.

YourTravelBiz.com, Inc. (“YTB Marketing”) conducts business through recruitment, enrollment, training, and support of its sales force. There are currently approximately 120,000 independent contractors, known as Independent Marketing Representatives (each, an “IMR”), who are responsible for enrolling RTAs, most of whom work from their homes. IMRs are compensated via a multilevel marketing commission structure. An IMR might utilize a number of methods for attracting new RTAs, including the use of informational meetings and events, newspaper advertising, and one-on-one meetings with individuals seeking a home-based business enterprise.

YTB Marketing was created to market travel agency websites to RTAs in a referral marketing program that incentivizes IMRs to bring RTAs into the system. RTAs are also independent contractors and are provided with training materials and onsite training at various locations throughout the United States. YTB Marketing charges an initial license feel of $449.95 plus $49.95 per month, on a month-to-month basis, for RTAs to own and operate an online travel site, and YTB Travel (as defined below) can also earn additional transactional compensation from travel purchased off each website.

YTB Travel Network, Inc. (and its subsidiary YTB Travel Network of Illinois, Inc.)

YTB Travel Network, Inc. (together with its subsidiary YTB Travel Network of Illinois, Inc., collectively, “YTB Travel”) business is comprised of arrangements to sell airline tickets, cruise packages and other services, plus travel sales, from the approximately 59,800 RTAs’ web sites which it hosts. YTB Travel handles travel processing, document distribution and travel commission payments, including tracking transactions for each of the sites. RTAs are schooled through our travel training courses. This training is accomplished through a combination of company conference calls, e-training modules and hands-on certification seminars.

REZconnect Technologies, Inc.

REZconnect Technologies, Inc. (“Technologies”) includes a “brick and mortar” travel franchise system and provides our technology software and services to the travel industry. Technologies builds reservation systems using proprietary applications for suppliers within the travel industry. Technologies sells and services travel stores within the travel industry and includes RezCity.com, an online city guide and travel store. Technologies operates under the following brands: Travel Network, Global Travel Network and Travel Network/Vacation Central.

The Technologies’ consumer driven websites provide strong content and booking-ability, with over 60 booking engines incorporated into any one site, covering all aspects of the travel industry.

Competition and Customer Base

The travel industry is highly diverse, specialized and one of the most competitive industries in the United States. Much of the travel business is niche oriented and highly price sensitive. Many of our competitors are much more highly capitalized. One of the principal functions of our share exchange transaction and reincorporation in late 2004 (as described in “Corporate History” below) was to position us to be more competitive.

We have the characteristics of both an online travel provider and a “brick and mortar” travel agency, selling our travel-related products through traditional “brick and mortar” travel agencies and online sites. This unique positioning results in our having few direct competitors. Our competition can be classified into three separate types of companies: online travel providers; retail travel providers; and electronic distributors of travel information and services. Websites such as Travelocity.com, Priceline.com, Expedia.com and Orbitz.com are retailers of travel online, unlike YTB Travel which serves in a facilitator function only. In addition, the YTB Travel target markets serve as direct referrals for the Company’s RTAs.

The Company’s franchise travel agency business is subject to competition. Travelocity, through its subsidiary World Choice Travel, a competitor, is now a revenue-generating preferred supplier for air ticketing and hotel on our travel sites.

To our knowledge, there are currently no other direct network marketing companies specializing in the travel online business similar to YTB Marketing. Hence, while there are travel site network marketing companies in existence, we do not believe that they are direct competitors of YTB Marketing.

Because of our direct marketing approach and our diffuse customer base, we are not dependent on major customers for a significant portion of our revenues.

Regulatory Framework

Our current and prospective operations within the travel services industry are not restricted to a material extent by any current or proposed governmental regulations, nor is governmental approval required for the conduct of our business (other than ordinary course travel licenses and similar approvals). Similarly, environmental laws do not materially limit or materially impact our operations, nor does compliance with environmental laws impose a material cost on our business. YTB Marketing, whose IMRs sell the online travel agency business opportunity of YTB Travel, is subject to the various state and federal laws and regulations governing the structure and conduct of network marketing companies.

Corporate History

We were originally incorporated as a New York corporation in June 1982 as Travel Network, Ltd., doing business as Global Travel Network. In February 1994, we re-incorporated in the State of New Jersey. In 1998, our assets were transferred to Global Travel Network, L.L.C. (“GTN”). GTN was created as a conduit to participate in the franchise Global Travel Network business of Travel Network, Ltd.

In September 1999, Playorena, Inc., a public shell company, acquired the outstanding equity of GTN in exchange for 5,063,379 shares of Playorena’s common stock (including 123,292 shares reserved for issuance upon the exercise of certain warrants previously issued by GTN and 4,931,087 shares issued to equity holders of GTN), representing 94.5% of the issued and outstanding common stock of Playorena upon completion of the share exchange. Following the merger with Playorena, Inc., the surviving entity’s name was changed to ETRAVNET.COM, Inc. In August 2001, ETRAVNET.COM, Inc. changed its name to REZconnect Technologies, Inc.

In December 2004, we acquired all of the issued and outstanding stock of YourTravelBiz.com, Inc., then an Illinois corporation, pursuant to a share exchange transaction. In this transaction the stockholders of YourTravelBiz.com, Inc. received, in exchange for 100% of YourTravelBiz.com, Inc.’s capital stock, 11,522,376 newly issued shares of our capital stock (the “Exchange Stock”). The number of shares of Exchange Stock issued was one share greater than the total number of then-outstanding shares of our stock and consisted of 7,430,000 shares of our common stock and 4,092,376 shares of our Series B Convertible Preferred Stock (“Series B Stock”). The Series B Stock was created and issued because we did not have a sufficient number of authorized and un-issued shares of our common stock available for issuance to the YourTravelBiz.com, Inc. stockholders in the transaction. Each share of Series B Stock was converted into one share of our common stock on January 9, 2005. The issuance of the Exchange Stock was not registered, as the transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended (the “Securities Act”).

Effective January 4, 2005, we reincorporated in Delaware, changed our name to YTB International, Inc., and increased the number of authorized shares of our common stock to 50,000,000. A principal result of the share exchange transaction was the creation of our current multiple subsidiary operating structure.

Employees

As of December 31, 2006, we had a total of 144 full-time employees (this number which excludes our IMRs and RTAs, who are independent contractors and not our employees). Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe that we enjoy good relations with our employees.

Item 2. Description of Property.

The following table sets forth certain information concerning the Company’s principal facilities:

PROPERTY LOCATION	APPROXIMATE AREA IN SQUARE FEET	PRIMARY USES OF PROPERTY	OWNERSHIP OR LEASE
1901 East Edwardsville Road, Wood River, Illinois	120,000	Corporate headquarters	Owned (1)

560 Sylvan Avenue, Englewood Cliffs, New Jersey	2,000	REZconnet Technologies, Inc. (subsidiary) headquarters	Leased (2)

One Country Club View Drive, Edwardsville, Illinois	13,000	Administration	Leased (3)

Two Country Club View Drive, 2nd Floor, Edwardsville, Illinois	5,000	Administration	Leased (4)

(1) Subject to mortgage in original principal amount of $2,500,000, which bears interest at a floating rate equal to the prime rate, less 0.50%. Currently, $2,500,000 of principal remains outstanding under such mortgage.

(2) Lease term expires in April 2008.
(3) Lease term expires on June 30, 2010. Also, subject to Landlord option to transfer title and receive stock.
(4) Lease term expires on October 31, 2010. Also, subject to Landlord option to transfer title and receive stock.

Owned Real Property

Our headquarters office is located at 1901 East Edwardsville Road, Wood River, Illinois 62095. We acquired the 12 acres of land on which our headquarters office is located, including the 100,000 square foot building that houses our headquarters office (collectively, the “Property”) for $2.5 million on July 26, 2006. We financed the purchase of the Property by borrowing $2.5 million from Meridian Bank, a local bank controlled by two of our directors. The loan is evidenced by a note of like principal amount that we issued to Meridian Bank (the “Note”), which bears interest at a floating rate equal to the prime rate, less 0.50%, determined on a daily basis. Interest only is payable monthly for the first two years of the note after which the entire principal will be paid or the note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2008, the Note is payable upon demand per the terms thereof, however, no demand has been made to date. The Note is collateralized by a mortgage on the Property and a $500,000 certificate of deposit. The certificate of deposit will be released after we have made $625,000 of improvements to the Property. Through the use of working capital funds, we have completed a $2.5 million renovation of 20,000 square feet of the building for our current operations. As a result of those renovations, as of December 31, 2006, we believe that we had met the requirements for the release of the certificate of deposit, although due to procedural requirements imposed by Meridian Bank, it has not actually been released yet. Besides the $2.5 million of renovations already carried out, we are planning an additional $8.0 million renovation project for the Property, which we will finance via general working capital funds.

The chairman and principal shareholder of Meridian Bank, Timothy Kaiser, M.D., is also one of our directors. Another of our directors, Clay Winfield, is a principal shareholder and director of Meridian Bank. The loan transaction with Meridian Bank was approved by the independent members of our Board of Directors. See Item 12. “Certain Relationships and Related Transactions” and the information incorporated by reference therein.

In addition to the property that houses our headquarters office, we also acquired, in December 2006, 1.08 acres of land that included a 20,000 square foot building contiguous to our current office for $508,693 cash as part of the future facility plan for our corporate headquarters that began back in July 2006.

Leased Real Property

In addition to our owned real property, we lease office space (which housed our previous headquarters office) in two buildings in Edwardsville, Illinois under separate commercial lease agreements with Meridian Land Company, Inc. (“Meridian Land”), the owner of the buildings. The combined rental cost of both spaces is $15,000 per month. In addition, each lease contains an addendum which includes a two-year warrant to purchase shares of our common stock in exchange for the deed to the related property, unencumbered. The first lease, which covers approximately 13,000 square feet, expires on June 30, 2010 and includes an addendum with a two-year warrant that is exercisable for 500,000 shares of our common stock at a price equal to (i) $1.00 (in the aggregate), plus (ii) unencumbered title to the property. Separately, we have the option to purchase the property for a cash price of $1,850,000. Correspondingly, the second lease, which covers approximately 5,000 square feet and expires on October 31, 2010, includes an addendum with a two-year warrant that is exercisable for 625,000 shares of our common stock at a price equal to (i) $1.00 (in the aggregate), plus (ii) unencumbered title to the property. Separately, we have the option to purchase the second property for a cash price of $2,350,000. The Company plans on re-locating a portion of its travel staff to the leased space in Illinois during the second quarter of 2007.

Meridian Land is controlled by Timothy Kaiser, M.D. and Clay Winfield, each of whom are members of our Board of Directors. The lease transactions with Meridian Land were approved by the independent members of our Board of Directors. See Item 12. “Certain Relationships and Related Transactions” and the information incorporated by reference therein.

Besides our current and previous headquarters offices, we also lease office space at 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632, principally for the operations of our Technologies subsidiary. Our New Jersey offices consist of approximately 2,000 square feet of leased space. The current monthly rent under our New Jersey lease is $4,083, and such lease expires in April 2008.

Adequacy of Property

All of our owned and leased real properties are in good working condition, and we believe that they are adequate to meet our current operational needs. In addition, we believe that all such properties are adequately covered by insurance.

We began planning an $8.0 million project for the renovation of our current headquarters office in late 2006. Please see the description below in Item 6 (Management’s Discussion and Analysis), sub-heading “Liquidity and Capital Resources”, for further discussion of this renovation project and the expenditures that will be incurred in connection therewith.

Real Estate Investment Policies

We do not have any policies in place with respect to investments in (i) real estate or interests in real estate, (ii) real estate mortgages or (iii) securities of or interests in persons primarily engaged in real estate activities. The real estate that we own and leased were acquired to support our operations and for long-term investment purposes.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Common Stock Prices

Beginning in 1990, when Playorena, Inc. (the public company that is a predecessor of the current Company) underwent an initial public offering of its common stock, such common stock was traded on the NASDAQ Stock Market or quoted on the OTC-BB under the symbol “PLEX.” Upon Playorena, Inc.’s acquisition of all of the outstanding equity of GTN in September 1999 (as described above in Item 1. Description of Business, sub-heading “Corporate History”), the common stock of the surviving entity, ETRAVNET.COM, Inc., was quoted under the symbol “ETRV”. The symbol under which such common stock was quoted was subsequently changed to “ETVT” on December 20, 1999. Upon the change of ETRAVNET.COM, Inc.’s name to REZconnect Technologies, Inc. in August 2001, the symbol under which the common stock was quoted was changed to “REZT”, which it remained until our acquisition of all the issued and outstanding stock of YourTravleBiz.com, Inc.

Upon the consummation of our acquisition of YourTravleBiz.com, Inc. and our reincorporation in Delaware as YTB International, Inc. in January 2005, our common stock began to be quoted on the OTC-BB under the symbol “YTBL.OB.” On May 24, 2006, our common stock was suspended from quotation on the OTC-BB as a result of our not having filed our Annual Report on Form 10-KSB for the year ended December 31, 2005 in a timely manner with the United States Securities and Exchange Commission (the “SEC”). Since that time, our common stock has been quoted on the Pink Sheets under the common stock symbol “YTBL.PK.” Because we have become current with our periodic reports under the Exchange Act, we intend to have our common stock quoted on the OTC-BB once again and to apply for its listing in the near future on the American Stock Exchange, although no assurances can be given in this regard.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated:

	High	Low
Fiscal year ended December 31, 2006
First quarter	$1.37	$1.06
Second quarter	1.55	1.11
Third quarter	2.95	1.21
Fourth quarter	3.28	1.85

Fiscal year ended December 31, 2005
First quarter	$1.70	$1.25
Second quarter	2.54	1.70
Third quarter	3.77	1.80
Fourth quarter	2.50	0.95

At March 28, 2007, the closing price per share for our common stock, as reported by the Pink Sheets was $5.09.

Shareholders

As of December 31, 2006, we had 366 common shareholders of record.

Dividend Policy

We have neither declared nor paid a cash dividend on our common stock since we became a publicly traded company. It is the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Recent Sales of Unregistered Securities

We have not engaged in the sale of any equity securities that have not been registered under the Securities Act during the fiscal year covered by this report that has not been previously reported by us.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

We are a leading provider of Internet-based travel related services and operate through our three subsidiaries: YourTravelBiz.com, Inc., YTB Travel Network, Inc. and REZconnect Technologies, Inc. YourTravelBiz.com, Inc. (“YTB Marketing”) establishes online travel agencies and compensates its IMRs via a multilevel marketing commission structure. YTB Travel Network, Inc. (“YTB Travel”) contracts with the online travel agencies, provides online booking systems, fulfills travel orders and pays travel commissions. REZconnect Technologies, Inc. (“Technologies”) is a travel technology provider, including online travel booking engine technologies, and is a franchisor of travel agencies.

We offer our customers a reliable source of travel products and services through our relationships with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. We offer our customers the ability to make reservations on over 400 airlines, at more than 57,000 hotels and with most major car rental companies, cruise lines and tour package operators.

Our multi-segment operating model provides us with a competitive advantage because few travel related companies have expertise in travel, marketing and technology. We have been able to obtain more favorable pricing terms with our vendors as a result of economies of scale. In addition, more favorable commission rates are able to be realized based on the larger volume.

We also benefit from the synergies among our operating segments. YTB Marketing markets and establishes online travel agencies on behalf of YTB Travel. YTB Marketing has a unique business model and strategy of creating a network of commissioned IMRs who exclusively market the online travel agencies of YTB Travel. A purchaser of an online travel agency license from YTB Travel is known as a Referring Travel Agent (“RTA”). Each RTA pays $449.95 for the purchase of an online travel store, plus the first month’s RTA license fee of $49.95, which monthly fee continues for as long as the RTA operates their online store. YTB Travel retains a percentage of the travel commissions generated by the RTAs. In contrast Travelocity, Priceline.com, Expedia and Orbitz focus their promotion efforts on the customer. Whereas we spend less than 1% of net revenues on advertising, our major competitors typically spend over 25% of their revenue on advertising.

YTB Marketing’s sales of online travel agencies on behalf of YTB Travel are not subject to the seasonality of the travel business. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each RTA develops personal relationships with his or her customers, who book travel through the RTA’s own online travel store, thereby creating a significant advantage for our companies over the major online travel companies. The cost to book a trip through an RTA is usually nearly identical to booking a trip through a major online travel company. The RTAs’ online stores provide access to more than 60 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, Ourvacationstore.com and more.

As of December 31, 2006, there are approximately 59,800 RTA travel store websites in operation and numerous registered travel agents, which include franchisees and independent travel agents, using the Vacation Central travel portal site. Site owners are permitted to solicit organizations and associations for travel sites.

YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from approximately 59,800 websites and negotiates deals with over 60 preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to the Internet for travel services presents the opportunity for advancement of products and services by referral relationships. Future revenue growth should accelerate as more RTAs are added to the system, and as each goes through the various training programs that YTB Travel provides. RTA sites are available for use 24 hours, 7 days a week, providing travel agents the ability to personally follow-up with the online consumer and provide customer service.

Technologies generates revenue through registered travel agents and over 60 active franchised travel agencies. Technologies offers consumer driven websites which provide strong content and travel book-ability with over 60 booking engines incorporated into one site, covering virtually all aspects of the travel industry.

Our revenues are comprised primarily of online travel store sales and monthly RTA license fees, franchise fees and franchise service fees and commissions paid by travel providers. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.” Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required have been performed and the ability to collect the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on an accrual basis as earned. Revenue from online travel store sales is deferred and recognized ratably as revenue over a 12-month period.

With respect to travel services, revenues are generated by transactions with customers who make offers to purchase offline, tickets or packages supplied by participating vendors. Because the Company is the merchant of record in these transactions, revenue for these services includes the total amount billed to the customer.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals, 10% to 16% for cruises and vacation packages and a nominal service fee for airline tickets. During the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. YTB Travel expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering lower commissions. Each website travel storeowner pays a monthly license fee of $49.95 to us, and can earn transactional compensation from travel purchased from his or her website. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to our total revenues:

	2006		2005		Variance
	Year Ended December 31,	% of Net Revenues 2006	Year Ended December 31,	% of Net Revenues 2005	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel stores and monthly fees	$36,887,611	72.4%	$14,302,638	66.2%	$22,584,973	157.9%
Travel commissions and services	7,364,413	14.5%	4,941,007	22.9%	2,423,406	49.0%
Franchise services fees and other fees	332,345	0.7%	443,693	2.1%	(111,348)	-25.1%
Training programs and marketing materials	5,766,081	11.3%	1,579,960	7.3%	4,186,121	265.0%
Other	546,280	1.1%	326,019	1.5%	220,261	67.6%

Total net revenues	50,896,730	100.0%	21,593,317	100.0%	29,303,413	135.7%

OPERATING EXPENSES
Marketing commissions	29,908,507	58.8%	13,881,404	64.2%	16,027,103	115.5%
Travel commissions	4,893,012	9.6%	3,454,033	16.0%	1,438,979	41.7%
Depreciation and amortization	408,025	0.8%	944,619	4.4%	(536,594)	-56.8%
Marketing and selling	3,144,211	6.2%	239,853	1.1%	2,904,358	1210.9%
General and administrative	18,595,959	36.5%	8,954,335	41.5%	9,641,624	107.7%

Total operating expenses	56,949,714	111.9%	27,474,244	127.2%	29,475,470	107.3%

LOSS FROM OPERATIONS	(6,052,984)	(11.9%)	(5,880,927)	(27.2%)	(172,057)	2.9%

OTHER INCOME/(EXPENSE)
Change in fair value of derivatives	-	0.0%	312,143	1.4%	(312,143)	-100.0%
Interest and dividend income	170,224	0.4%	102,049	0.5%	68,175	66.8%
Interest expense	(93,617)	(0.2%)	(2,986,052)	(13.8%)	2,892,435	-96.9%

Total income/(expense)	76,607	0.2%	(2,571,860)	(11.9%)	2,648,467	-103.0%

NET LOSS	$(5,976,377)	(11.7%)	$(8,452,787)	(39.1%)	$2,476,410	-29.3%

The following table sets forth the number of RTAs for each period covered by this report, as well as the sales figures for each period.

RTAs as of	RTAs as of
December 31, 2006	December 31, 2005
59,736	21,385

Site sales for the	Site sales for the
12 months ended	12 months ended
December 31, 2006	December 31, 2005
58,985	22,473

The RTA numbers represent the number of active RTAs paying $49.95 per month to us as monthly license fees.  The site sales numbers represent the number of online travel store sites sold during each respective period.  The number of sales, and the number of recurring monthly license fees paid, each directly impacts our revenues and expenses.  As each new site is sold for $449.95, marketing commissions are paid on that sale.  Likewise, each recurring monthly license fee paid results in marketing commissions paid to the IMRs.  As the number of active RTAs grows, the amount of our travel commissions revenue grows as well.  Correspondingly, our travel commissions expense follows suit.

The growth on a year-to-year basis of our organization that is evidenced by the above numbers directly impacts our financial results, both on the revenue side, as well as the expense side.  As more sites are sold and maintained, the amount of marketing and travel commissions correspondingly increase, as do other volume related expenses, such as wage and benefit costs.  As more sales are made, our entire infrastructure needs to keep pace with the sales volume.

At YTB Marketing, we engage network marketing as our method of distribution of the online travel websites to new RTAs. IMRs are recruited, trained, motivated, recognized, supported, and compensated for the sale of our travel websites. A number of Company-sponsored events and programs are conducted annually to benefit IMRs in the building of their businesses. Below are some events that throughout the year:

•
National Convention: The YTB National Convention has been conducted annually in St. Louis since 2003.  The registration fee of $100 - $200 provides participants with four days of training, motivation, and recognition for sales achievement. Planned for the August 2007 National Convention is “YTB University,” a two-day school of business building and travel sales classes, conducted by YTB’s leading field sales people, corporate staff, travel industry vendors and experts, and outside professionals. The final two days of the convention consist of a series of general sessions, comprised of instructional and motivational speakers, awards and recognition, special announcements, launch of contests, travel industry vendor presentations, and keynote speeches by our corporate founders and field leaders.  The attendance at the convention in 2004 was 700; in 2005, it was approximately 1,300; and in 2006 3,200 field RTAs and IMRs attended. It is anticipated that 2007 attendance could top 10,000.

•
Regional Meetings - Throughout the year our founders, corporate staff, and field leaders plan and participate in various regional meetings around the nation for IMRs and RTAs. These events, ranging from one-evening 2 to 3-hour meetings to two-day meeting and seminars, and contain many of the elements of our National Convention. Attendance can range from a few hundred to several thousand attendees. These events usually begin in January with a “Founders Tour,” whereby our founders travel to 60 - 70 cities to conduct meetings.

•
CRTA Events - These events - “RTA Certification” or “CRTAs” - are conducted by our Sales Directors, our top sales achievers.  They are primarily for the benefit of new RTAs and IMRs. There is a $149 tuition payment required for the event although no tuition is paid for repeat attendance. The one-day course consists of travel and marketing training, and is conducted normally on weekends in up to 20 to 30 cities around the nation monthly.

•
Coach’s Birthday Bash - A sales contest - “Coach’s Birthday Bash” - is launched annually at our National Convention and runs through the end of the year. The contest winners (100 in January 2005, 200 in January 2006, and 400 in January 2007,) are treated to several days on a cruise or trip to an exotic location for socializing, and recognition , motivational, and training seminars.  The January trip coincides with the birthday of one of our founders, Lloyd “Coach” Tomer.

•
Funshine Travel Trade Shows - Twice annually, in the spring on the west coast and in the fall on the east coast, there is conducted a Funshine Travel Trade Show, attended by upwards of 3,000 of our RTAs.  The Funshine event features major national travel vendors conducting travel seminars and distributing their vacation materials on cruises, golf packages, hotels and resorts, theme parks, and US and European packages, among others.   Event planning starts a year in advance for these travel events, and features major vendors such as Disney, Carnival Cruises, Apple Vacations, Trafalgar Tours, and many more.

These events contribute to rapid growth in the sales of online travel stores and also aid in the retention of IMR’s and RTA’s throughout the year.

Revenues

Net revenues totaled $50,896,730 and $21,592,317 for the year ended December 31, 2006 and 2005, respectively.

•
Online travel store sales and monthly fee revenue increased $22,584,974 or 157.9% in 2006 to $36,887,611 from $14,302,638 in 2005. The increase is due to the significant growth of YourTravelBiz.com attributable to the increase in active RTAs. We believe our significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the boom in home-based businesses.

•
Travel agency commissions for 2006 increased $2,423,406 or 49.0% in 2006 to $7,364,413 from $4,941,007 reported in 2005. The increase is attributable to an increase in the number of customers utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Franchise service fees and other fees decreased $111,348 or 25.1% in 2006 to $332,345 from $443,693 reported in 2005. The decrease is largely attributable to the transition to the Internet for travel bookings away from traditional/brick-and-mortar travel agencies.

•
Training programs and marketing materials revenue increased in 2006 as compared to 2005 by $4,186,121 or 265.0% to $5,766,081 from $1,579,960. This increase is due to the significant growth of sales revenues primarily from training programs, sales aides and miscellaneous promotional and marketing materials purchased by an increasing number of IMRs. Revenue from the sale of the “Success from Home” magazine, new in 2006, accounts for approximately $1.8 million of the increase from 2005. Additional increases in 2006 related to training programs revenue and sales aides and miscellaneous marketing materials revenue in the amount of approximately $1.7 million and $614,000, respectively, compared to 2005.

•	Other revenue increased in 2006 as compared to 2005 by $220,261 to $546,280 from $326,019 primarily due to the increase in convention revenues.

Operating Expenses

•
Marketing commissions increased by $16,027,103 or 115.5% in 2006 to $29,908,507 from $13,881,404 in 2005. This increase is due to the significant increase in active RTAs sold by our IMRs as well as the average amount of commissions paid per new RTA due to an increase in Dream Bonuses paid as well as the number of override commissions paid. The Dream Bonus is a $10,000 bonus paid when IMRs have recruited and maintained 100 paying RTAs. The initial license fee was increased October 1, 2006 in order to cover the increased costs incurred by the Company due to the increase in average commissions paid. Additionally, newly implemented commissions programs contributed approximately $434,300 to the increase year over year. The year ended December 31, 2006 also includes $4,083,306 in bonus expense for the Company’s IMRs earned in conjunction with a bonus program that began in the fourth quarter of 2005.

•
Travel commissions for the year ended December 31, 2006 increased $1,438,979 or 41.7% to $4,893,012 from $3,454,033 reported in the comparable prior year period. The increase is attributable to an increase in the number of customers utilizing the Company as their travel provider in 2006 due to the significant growth in referring travel agents.

•
Depreciation and amortization was $408,025 for the year ended 2006 compared to $944,619 in 2005. During 2005, depreciation and amortization included $103,815 of amortization of capitalized software and $517,000 of amortization of an intangible asset for RTA agreements. Both of these items became fully amortized by December 31, 2005 and were not included in 2006. This reduction year over year is partially offset by approximately $100,000 in depreciation and amortization related to new 2006 additions to property and equipment.

•
Marketing and selling expenses increased by $2,904,358 or 1,210.9% from $239,853 in the year 2005 to $3,144,211 in 2006. This increase is primarily due to YTB Magazine expense of $2,246,079. Other increases resulted from the increase in CRTA events held, and regional meetings, and the increase in number and size of open houses at our headquarters office “Red Carpet Days.

•
General and administrative expenses increased $9,641,624 or 107.7% to $18,595,959 for the year ended 2006 from $8,954,335 in 2005. As a percentage of total net revenues, these expenses were 36.5% in 2006 and 41.5% in 2005. Although the two periods are relatively flat as a percentage of sales, the increase in general and administrative expense in 2006 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume. The increase is also attributable to costs associated with the ongoing implementation of new Company-wide business strategies, such as the increase in the number of CRTA events held, the establishment of a Spanish division, the establishment of a formal marketing division and legal and accounting fees related to the restatement of prior years’ financial statements.

Variability of Results

The Company’s travel products and services gross bookings have increased from 2005 to 2006 due to increase in the number of hosted websites and an increase in products and services sold to travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from 2005 to 2006.

As a result of the Company’s operating history in online commerce and the variability that can be experienced by our franchising operations, the Company is unable to accurately forecast its revenues. The Company’s current and future expense levels are based predominantly on its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on the Company’s business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations and to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company’s operating results will fluctuate and net losses in a given period may be greater than expected.

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, but are not limited to (i) the Company’s ability to retain existing travel customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in travel product inventory availability from third party suppliers and commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer travel products and services such as those offered by the Company, (vi) the Company’s ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company’s online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company’s business, operations and infrastructure, (x) governmental regulation and (xiii) unforeseen events affecting the travel industry, including terrorist activities similar to September 11 and the conflict with Iraq.

In addition, the Company expects that it will experience seasonal fluctuations in the travel industry, Internet and commercial online and travel product purchases. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an travel sales medium, seasonality in the level of customer travel expenditures could become more pronounced for Internet-based travel sales.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that quarter-to-quarter comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that the Company’s future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of the Company’s common stock would likely be materially and adversely affected.

Liquidity and Capital Resources

The information below outlines the extraordinary cash expenditures we made in 2006. A portion of the legal and audit fees will be an ongoing expenditure, but not nearly to the magnitude that these fees were incurred in 2006 in connection with the restatement of our operating results. Despite our need to expend large amounts to correct problems from the past, we were still able to fund the renovation of the Wood River facility and also expand our staff significantly during the year. In addition, we sponsored several large events from which we did not profit, but which helped to spur growth in our business.

New building cash outlays for construction, equipment, etc.	$3,400,000
Legal fees	699,992
Audit fees	834,461
Other	32,323

Total	$4,966,776

The following table presents a summary of our cash flows for each of the last two fiscal years:

	2006	2005

Net cash provided by (used in):
Operating activities	$908,425	$107,722
Investing activities	(558,396)	(3,589,691)
Financing activities	(580,387)	3,686,608

Net increase (decrease) in cash	$(230,358)	$204,639

Net cash provided by operating activities in 2006 increased by $800,703 to $908,425 from the $107,722 provided in 2005. The increase is primarily the result of the growth that we experienced in 2006.

Net cash used in investing activities was $558,396 during 2006 as compared to cash used during 2005 of $3,589,691. This $3,031,295 decrease in cash used was primarily due to an increase in purchases of property and equipment in 2006 offset by in an increase in net proceeds from the sale of available-for-sale securities in 2006 compared with 2005.

Net cash used in financing activities was $580,387 in 2006 and cash provided during 2005 was $3,686,608. The cash consumed by financing activities in 2006 was primarily attributable to $500,000 in restricted cash representing collateral for the outstanding note on the property for the new corporate headquarters and $750,000 in restricted cash representing a reserve held by the Company's credit card processor offset by a bank overdraft balance of $812,464. The cash provided by financing activities in the prior year was primarily the result of raising capital from the sale of a convertible note which occurred in January 2005 and October 2005 for $2,000,000 and $1,000,000, respectively, and from an issuance of stock in a private placement to investors resulting in gross proceeds of $960,000 in February 2005.

On July 26, 2006, we spent $2,500,000 for the purchase of 12 acres of land which includes a 100,000 square foot building (the “Property”) which houses our new corporate headquarters in Wood River, Illinois. We financed the purchase of the Property by borrowing $2.5 million from Meridian Bank, a local bank controlled by two of our directors. The loan is evidenced by a note of like principal amount that we issued to Meridian Bank (the “Note”), which bears interest at a floating rate equal to the prime rate, less 0.50%, determined on a daily basis. Interest only is payable monthly for the first two years of the Note after which the entire principal will be paid or the Note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2008, the Note is payable upon demand per the terms thereof, however, no demand has been made to date. The Note is collateralized by a mortgage on the Property and a $500,000 certificate of deposit. The certificate of deposit will be released after we have made $625,000 of improvements to the Property. Through the use of working capital funds, we have completed $2.5 million of renovations to 20,000 square feet of the building located on the Property which we utilize for our current operations. As a result of those renovations, as of December 31, 2006, we believe that we had met the requirements for the release of the certification of deposit, although due to procedural requirements imposed by Meridian Bank, it has not actually been released yet. In addition to the $2.5 million of renovations that we have already carried out, we are planning an additional $8 million renovation project for the Property, which we will finance with cash flow from operations. Although no formal commitments have been made, we anticipate spending approximately $2.0 million of the aggregate $8.0 million under the renovation project in the fourth quarter of 2007.

In December 2006, we purchased 1.08 acres that included a 20,000 square foot building contiguous to the property acquired in July 2006. The acquisition cost was $508,693. Working capital funds were used for this acquisition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Future Cash Flows

To facilitate an understanding of our contractual obligations and other commitments, the following table is provided.

	PAYMENTS DUE BY PERIOD
thousands	Total	2007	2008-09	2010-11	2012 & Beyond
Contractual obligations:

Short-term debt	$2,500,000	$-	$2,500,000	$-	$-
Long-term debt	262,815	21,156	44,933	48,670	148,056
Operating leases	1,190,087	337,445	656,500	196,142	-
Purchase obligations for
materials and services (1)	280,840	182,740	98,100	-	-

TOTAL	$4,233,742	$541,341	$3,299,533	$244,812	$148,056

(1)
Amount represents outstanding purchase commitments at December 31, 2006. The purchase commitments principally relate to future services to be received related to the Company's 2007 convention of $182,740 and the 2008 convention of $98,100.

Liquidity

As of December 31, 2006, we had $1,014,591 in short-term investments. We also reported a bank overdraft of $812,464 as of December 31, 2006 which resulted from checks cut during the last week of the period that had not yet cleared the bank. This overdraft was covered by receipts of cash in the subsequent period when the checks were presented to the bank. We believe that short term investments on hand at December 31, 2006 and our cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months. However, our lack of external financing sources may limit our ability to continue to grow and to achieve strategic business objectives that may be targeted by our Board of Directors. Such limitations may have an adverse impact on our financial position, results of operations and liquidity.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements. Critical accounting estimates for us include the determination of the estimated RTA life which impacts revenue recognition and related marketing commissions/bonuses, impairment of goodwill and realization of deferred tax assets, and are discussed in the following paragraphs.

Revenue Recognition

A summary of our revenue recognition policies, as they relate to the specific revenue streams, is as follows:

Online travel store sales and monthly fees

We generate revenue from the selling of online travel agencies, and from providing training and ongoing services to the new business owners of online travel agencies, i.e., RTA(s). We determined that our initial sale of each online travel store was deemed to fall under the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”. SAB 104 and EITF 00-21 require the initial sales price, including all up-front fees received from new RTA sales, to be amortized over the expected useful life of the RTA. The calculation of the expected useful life was based upon a review of the sales for each month and the length of time each RTA continues with the Company. We then applied a weighted average to the calculations. Likewise, the commission paid in connection with negotiations to sell the business would be amortized over the same period. Any excess of expense to acquire the business over the proceeds received, is recognized immediately and not amortized. Monthly license fees are recognized in the month the services are provided. We review the underlying calculations of the expected useful life of the RTA annually.

Travel commissions and services

Commissions and incentives earned from travel sales are recognized as revenue when the related travel has been completed by the customer. Commissions earned where the Company acts in the capacity of a travel product wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Franchise service fees and other fees

Technologies is a franchisor of traditional “brick and mortar” travel agencies. The initial franchise fee related to the sale of these travel agencies is due upon execution of a franchise agreement with the franchisee. The initial franchise fee is deferred and subsequently recognized as revenue when all material conditions prior to the opening of a franchised business have been satisfied. Fees paid are non-refundable once a site location has been selected.

Training programs and marketing materials revenue

Sales revenues from the sale of IMR sales aides and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the IMR. Sales revenues from training programs are recognized when the IMR has completed the related training course.

Other revenue

Sales revenues from convention attendance are recognized during the period in which the convention occurs.

Marketing compensation plan

The Company offers a compensation plan to its IMRs under an arrangement that pays the IMRs direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each IMR’s personal and team travel agency sales, or enrolled referrals. The “commission override” is comprised of a small portion of the monthly license fee RTAs pay to the Company, which is paid to the IMR who is responsible for selling the online travel store sites to such RTAs.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active travel agencies, following the month earned. All commissions are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months, which is based upon the estimated RTA life. In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), we assess goodwill for impairment annually during the fourth quarter, or more frequently, if an event occurs or circumstances change that more likely than not reduce the fair values of reporting units below their carrying values. The impairment test requires us to estimate the fair value of our reporting units. If the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

Income Taxes

SFAS 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. We assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. We must assess the likelihood that deferred tax assets will be realized. To the extent that we believe that realization is not likely, a valuation allowance is established. When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. These estimates are in the areas of assessing recoverability of long-lived assets and in establishing reserves in connection with our accounts receivable. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its substantial historical experience and other relevant factors. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

Our management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure relating to it in this Management Discussion and Analysis or Plan of Operation section of our annual report.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the Company’s net operating losses, this statement will have minimal impact on its consolidated financial statements. The Company will reassess the impact of this statement when the Company becomes profitable.

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

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R) (“SFAS 158”)." SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. Under SFAS 158, employers are required to measure plan assets and benefit obligations as of the date of their fiscal year-end statement of financial position. SFAS 158 is effective for the Company at the end of the 2006 fiscal year. The Company does not currently have any plans under the scope of this statement.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company's consolidated financial position, results of operations and cash flows.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

Restatement of Prior Year Financial Statements

We recently filed Amendments No. 1 and 2 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005 (the “2005 10-KSB”). These amendments reflect the following changes:

During a review of our outstanding options and warrants, we discovered that the expense related to 200,000 warrants previously issued had not been recognized in the 2005 consolidated financial statements. We amended the 2005 10-KSB to reflect this additional expense of $311,028, or ($0.01) per share, and to update the related disclosure. See Note 11, “Capital Stock,” and Note 15, “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements for a detailed discussion of the effect of the restatement. Furthermore, the Company clarified the disclosure in Item 8A. “Controls and Procedures”, Item 8C. "Management's Remediation Plan", Item 12. “Certain Relationships and Related Transactions” and Note 10, “Related Party Transactions,” to the Notes to Consolidated Financial Statements.

In addition, certain items in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 were reclassified to properly reflect non-cash items as well as the gross activity related to the conversion of debt to common stock that occurred in the fourth quarter of 2005. Certain reclassifications were also made in the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2005 to provide additional detail regarding the value of warrants issued in conjunction with the convertible debt, as well as a reclassification on the Consolidated Statement of Operations between the “Change in the fair market value of derivatives” and “Interest Expense”.

Amendment No. 2 was filed simply to include the signature block on page F1, “Report of Independent Registered Accounting Firm” that was unintentionally omitted from the prior filing.

The amendments do not reflect events occurring after the filing of the original 2005 10-KSB, nor do they modify or update the disclosures contained therein as affected by subsequent events. The amendments continue to speak as of the date of the original 2005 10-KSB, and do not modify or update any other item or disclosures in the original 2005 10-KSB.

Forward-Looking Statements

All statements other than statements of historical fact included in this annual report, including without limitation statements regarding our financial position, business strategy and the plans and objectives of our management for future operations are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 7.  Financial Statements.

Our consolidated financial statements prepared in accordance with Regulation S-B are included as Appendix A to this annual report and are incorporated by reference in this Item 7.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In September 2005, Dischino & Associates, P.C. (“Dischino”) and the Company mutually agreed that Dischino would not continue to act as our independent auditor following Dischino’s review of our financial statements for the quarter ended September 30, 2005. Based on the recommendation of our Audit Committee, our Board of Directors, at a meeting held on December 22, 2005, approved the engagement of UHY LLP (“UHY”) as our independent registered public accounting firm for the fiscal year ending December 31, 2005. On January 4, 2006 arrangements were finalized for the engagement of UHY. Prior to its appointment, we did not consult with UHY regarding matters or events set forth in Items 304(a) (2) (i) and (ii) of Regulation S-B promulgated by the U.S. Securities and Exchange Commission.

The reports of Dischino on our financial statements for each of the two fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of our financial statements for each of the two fiscal years ended December 31, 2004 and 2003, and through January 4, 2006, there were no disagreements with Dischino on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Dischino, would have caused Dischino to make reference to the matter in its reports.

During each of the two fiscal years ended December 31, 2004 and 2003, and through January 4, 2006, no information is required to be reported under Item 304(a)(1)(iv)(B) of Regulation S-B.

Item 8A. Controls and Procedures.

a.  Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer  and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure. In connection with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006. There were material weaknesses in our disclosure controls and procedures in so far as they were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act..

As a result of the above, we reorganized our executive personnel to address these issues. In connection with the reorganization, we are developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes progress had been made to improve our system of disclosure controls and procedures. However, despite management efforts, there continues to exist material weaknesses in our disclosure controls and procedures. Management believes additional progress in strengthening our disclosure controls and procedures will continue through 2007.

On January 6, 2006, we self-reported to the staff of the SEC (the “Staff”) that we had become aware that our previous independent accounting firm, Dischino and Associates, P.C., had provided prohibited services and appeared to have not followed the standards of the Public Company Accounting Oversight Board (“PCAOB”). On January 19, 2006, we initiated an internal inquiry into those accounting-related matters which we disclosed in our Current Report on Form 8-K filed with the SEC on January 19, 2006. Based on the findings of the inquiry, on February 6, 2006, our management and the Audit Committee of our Board of Directors concluded that we needed to restate certain of our financial statements and that the financial statements included in our Annual Report on Form 10-KSB, Amendment No. 5 for the year ended December 31, 2004 and the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 could not be relied upon.

As a result of the notification of non-reliance filed, we began a restatement of the affected years’ and quarters’ financial statements. We believe that the restatements resulted from the record retention deficiencies and lack of internal controls at the Company while it was still REZconnect Technologies, Inc. (i.e., prior to the December 2004 share exchange transaction with Yourtravelbiz.com, Inc.). However, we are taking numerous steps to tighten controls and strengthen internal control policies and procedures.

In addition, during the restatement process, we also discovered other matters giving rise to adjustments. These matters relate to insufficient personnel resources and technical accounting expertise within the accounting function to affect a timely financial close process. In conjunction with this effort, we conducted an in-depth review of our application of accounting principles and system of internal controls. As a result of this investigation, we identified numerous material weaknesses in our internal controls and improper application of accounting principles. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have quantified the errors caused by these deficiencies and have prepared restated financial statements and disclosures to correct the identified errors.

The restatements are described in more detail in Note 14 of the Notes to Consolidated Financial Statements included in our Annual Report filed on Form 10-KSB, Amendment No. 6 for the year ended December 31, 2004. Internal controls over financial reporting, including the application of accounting policies and principles, are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in our disclosure controls as of December 31, 2006 and 2005. Remediation of those internal control issues is currently in process. The following is a summary of those weaknesses identified by management:

•
We did not maintain sufficient competent personnel to maintain an appropriate accounting and financial reporting organizational structure. Specifically, we did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles commensurate with our financial reporting requirements. As a result, our controls over selection and application of accounting principles were ineffective. This deficiency resulted in the improper presentations in our financial statements.

•
Our design and operation of controls over the accounting closing and reporting process were not effective due to lack of timely and complete preparation of account analyses and reconciliations, a lack of appropriate review of account reconciliations and supporting analyses and errors in account balance classification. This lack of proper evaluations resulted in cut-off, completeness and presentation errors in our financial statements.

•
We did not maintain effective controls over the development of accounting estimates. Specifically, we did not have controls in place to conduct a review over the propriety or collectibility of account and notes receivable in order to determine the proper recorded value of those assets and the proper valuation of the allowance for doubtful accounts. In addition, the deficient controls did not allow for the proper evaluation of the estimated lives of RTAs so that a proper matching of revenue and expense could be accomplished. Additionally, we did not analyze average marketing commissions paid in relation to original RTA enrollment transactions in order to determine proper expense recognition.

•	We did not maintain proper internal controls over expenditures and accounting for certain liabilities which resulted in unrecorded liabilities and expenses.

•
Our Board of Directors failed to maintain documentation of actions that it had approved. Formal Board of Director meeting minutes were not maintained during this reporting period. As result, certain share-based transactions were not recorded or were recorded incorrectly in our financial statements for the year ending December 31, 2005.

b.  Changes in internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In connection with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as required under Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of whether there had been any change in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2006. Based on such assessment, management concluded that the changes described below in Item 8A, sub-heading (c) (“Management Remediation Plan”) that have been effected in remedying the weaknesses in our internal control over financial reporting have materially affected and will be likely to continue to affect our internal control over financial reporting.

c. Management remediation plan.

Our management and Audit Committee are committed to addressing and resolving the material weaknesses described above fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial reporting processes.

To remediate the internal control material weaknesses described above, management has commenced implementation of the following measures:

•                  For material transactions that are unique or outside our core operations, we will continue to document our process for accounting for such transactions and we will improve our process for researching the applicable accounting literature and documenting our conclusions, by consulting with outside experts to ensure our interpretations are correct.

•                  We will prepare a standardized memorandum that is required to be completed for each transaction that is unique or outside our normal core operations that is material to our financial statements. This memo will be reviewed and approved by our Chief Financial Officer.

•                 We will enhance formal communication with, and approval by, our Chief Financial Officer and Audit Committee of our application of Generally Accepted Accounting Principles in the United States (“US GAAP”) and account policy decisions for transactions that are outside our core operations and will adhere to the advice received from outside experts.

•                  All Board of Directors’ meetings as well as Board committee meetings minutes will be reviewed by an appropriate member of the internal accounting staff to determine if there are any transactions that need to be accounted for properly or events that rise to the level of disclosure.

•                  Management will evaluate and augment when necessary, the qualifications of accounting personnel and staffing levels at both our Illinois and New Jersey locations.

•                  Management will establish new policies and procedures as part of an enhanced quarterly and annual financial review close process to include additional analysis and support for the financial accounts as well as to ensure that all appropriate disclosures are made in accordance with US GAAP and the rules and regulations of the SEC.

We have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified subsequent to the end of 2005. These actions include adopting an adequate review of the annual and quarterly financial statements, engaging qualified personnel to prepare the statements and ensuring that the personnel receive continuing professional educational related specifically to SEC Reporting and US GAAP. These actions commenced during the quarter that began January 1, 2006.

We have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act which will apply to us beginning with our fiscal year 2008. Section 404 will require an annual report by our management as to the effectiveness of our internal controls over financial reporting and will require our independent registered public accounting firm to attest to management’s evaluation report.

Internal Inquiry

As reported above, the Audit Committee initiated an internal inquiry into (i) possible improper recognition of approximately $30,000 in revenue for the period ended June 30, 2005 as reported in our Form 10-QSB for the quarter ended June 30, 2005, which possible improper recognition we believe was rectified in our Form 10-QSB for the period ended September 30, 2005, and (ii) the probability that Dischino & Associates, P.C., our former independent auditor, was not independent during a portion of the period in which it performed services on behalf of the Company. Our management concluded that in light of the fact that it appears our former audit firm provided certain prohibited services and appeared not to have followed appropriate auditing standards, the financial statements included in our originally filed Annual Reports for the years ended December 31, 2003 and 2004, and our Quarterly Reports on Form 10-QSB for years 2004 and 2005 could not be relied upon. Accordingly, all of the affected statements and filings have been restated and re-audited.

The legal firm of Greenberg Traurig was retained by the Audit Committee of our Board of Directors to handle the inquiry and to make recommendations to the Audit Committee. In April 2006, the findings of Greenberg Traurig were presented to the Audit Committee of our Board of Directors. As a result, the Audit Committee presented certain resolutions to the Board of Directors which were adopted on April 24, 2006. The resolutions included, but were not limited to, enhanced controls over an executive’s ability to enter into contracts on our behalf, additional controls over safeguarding our assets and changes to enhance our record retention procedures.

Item 8B.  Other Information.

None.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information required by this Item is incorporated herein by reference to the following sections of our definitive proxy statement for the 2007 Annual Meeting of Stockholders: “Proposal 1- Election of Directors”, “Executive Officers of the Company”, Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” (including “Code of Ethics”).

Item 10. Executive Compensation.

The information required by this Item is incorporated herein by reference to the following section of our definitive proxy statement for the 2007 Annual Meeting of Stockholders: “Executive Compensation”.

Item 11. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the following sections of our definitive proxy statement for the 2007 Annual Meeting of Stockholders: “Security Ownership of Officers, Directors and 5% Owners” and “Equity Compensation Plan Information”.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the following sections of our definitive proxy statement for the 2007 Annual Meeting of Stockholders: “Proposal 1- Election of Directors”, “Corporate Governance” and “Certain Relationships and Related Transactions”.

Item 13. Exhibits.

2.1
Amended and Restated Merger and Stock Exchange Agreement dated November 19, 2004 by and between REZconnect Technologies, Inc. and YourTravelBiz.com, Inc., incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K as amended, Exhibit 2.1, filed June 20, 2005.

3.1	Articles of Incorporation of the Company, incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 3.1, filed January 10, 2005.

3.2	Amended By-Laws of the Company, incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 3.2, filed January 10, 2005.

4.1
Stockholders’ Agreement dated December 8, 2004 by and among Great River Enterprises, LP#1, J. Scott Tomer, J. Kim Sorensen, Michael Y. Brent, Derek J. Brent and REZconnect Technologies Inc., incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, as amended, Exhibit 4.1, filed June 20, 2005.

4.2
Agreement and Irrevocable Proxy, dated November 22, 2006, by and among J. Lloyd Tomer, J. Scott Tomer, J. Kim Sorensen, jointly and severally, and Michael Y. Brent, Derek Brent and Darren Brent, jointly and severally, with respect to certain matters specified therein, incorporated by reference to Exhibit 99.1 to the Schedule 13D/A filed by Great River Enterprises, LP #1, J. Lloyd Tomer, J. Scott Tomer and J. Kim Sorensen on November 24, 2006.

10.1	Form of Franchise Agreement, incorporated by reference to REZconnect Technologies, Inc.’s Annual Report for fiscal year 2004 on Form 10-KSB Amendment No. 6, Exhibit 10.2, filed November 22, 2006.

10.2
Form of Area Franchise Agreement (otherwise known as the Master Franchise Agreement), incorporated by reference to REZconnect Technologies, Inc.’s Annual Report for fiscal year 2004 on Form 10-KSB, Amendment No. 6, Exhibit 10.3, filed November 22, 2006.

10.3
Lease Agreement dated July 1, 1996 by and between Wal-Mart Stores, Inc. and Travel Network, incorporated by reference to Etravnet.com, Inc.’s Annual Report for fiscal year 1999 on Form 10-KSB, Exhibit 10.2, filed March 30, 2000.

*10.4
Employment Agreement dated January 30, 2006 and effective December 1, 2005 by and between John D. Clagg and YTB International Inc., incorporated by reference to YTB International Inc.’s Current Report on Form 8-K, Exhibit 10.1, filed February 7, 2006.

*10.5	Employment Agreement dated January 1, 2005 by and between Michael Y. Brent and YTB International, Inc.

*10.6	Employment Agreement dated January 1, 2005 by and between Derek Brent and YTB International, Inc.

*10.7	Employment Agreement dated January 1, 2005 by and between J. Scott Tomer and YTB International, Inc.

*10.8	Employment Agreement dated January 1, 2005 by and between J. Kim Sorensen and YTB International, Inc.

10.9
Lease Agreement, effective as of July 1, 2005, by and between the Company and Meridian Land Company, Inc. with respect to that certain real property located at One Country Club View, Edwardsville, Illinois 62025, incorporated by reference to YTB International, Inc,’s Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005, Exhibit 10.13, filed March 13, 2007.

10.10
Lease Agreement, effective as of November 1, 2005, by and between the Company and Meridian Land Company, Inc. with respect to that certain real property located at Two Country Club View, 2nd Floor, Edwardsville, Illinois 62025, incorporated by reference to YTB International, Inc,’s Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005, Exhibit 10.14, filed March 13,2007.

*10.11	Amendment to Employment Agreement dated November 22, 2006 by and between Derek Brent and YTB International, Inc.

*10.12	Amendment to Employment Agreement dated November 22, 2006 by and between Michael Y. Brent and YTB International, Inc.

14	YTB International, Inc. Code of Business Ethics Summary

21	Subsidiaries of YTB International, Inc.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

#
These certifications are attached as Exhibits 32.1 and 32.2 accompanying this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. A signed original of this written statement required by Section 906 has been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the following section of our definitive proxy statement for the 2007 Annual Meeting of Stockholders: “Proposal 2- Ratification of the Company’s Selection of its Auditors”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YTB International, Inc

		By:	/s/ J. Scott Tomer
J. Scott Tomer
Chief Executive Officer and Director

		Date:	April 2, 2007

	Signature	Title		Date

/s/	J. Scott Tomer	Director and Chief Executive Officer		April 2, 2007
	J. Scott Tomer	(principal executive officer)

/s/	J. Lloyd Tomer	Chairman of the Board of Directors		April 2, 2007
J. Lloyd Tomer

/s/	J. Kim Sorensen	Director and President		April 2, 2007
J. Kim Sorensen

/s/	John Simmons	Director		April 2, 2007
John Simmons

/s/	Harold Kestenbaum	Director		April 2, 2007
Harold Kestenbaum

/s/	Clay Winfield	Director		April 2, 2007
Clay Winfield

/s/	Lou Brock	Director		April 2, 2007
Lou Brock

/s/	Andrew Wilder	Director		April 2, 2007
Andrew Wilder

/s/	Timothy Kaiser	Director		April 2, 2007
Timothy Kaiser

/s/	John D. Clagg	Chief Financial Officer and Treasurer		April 2, 2007
	John D. Clagg	(principal financial and accounting officer)

/s/	Andrew F. Cauthen	Secretary		April 2, 2007
Andrew F. Cauthen

YTB INTERNATIONAL, INC.
TABLE OF CONTENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

Page(s)
Report of Independent Registered Public Accounting Firm	F1

Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and 2005	F2

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005	F3

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended
December 31, 2006 and 2005	F4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	F5

Notes to Consolidated Financial Statements	F7-F24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
YTB International, Inc.
Wood River, Illinois 62095

We have audited the accompanying consolidated balance sheets of YTB International, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri

April 2, 2007

YTB INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$-	$230,358
Restricted cash	1,250,000	-
Available-for-sale securities	1,014,591	3,611,003
Accounts receivable (less allowance for doubtful accounts of
$6,919 in 2006 and $24,888 in 2005)	103,539	64,402
Notes receivable	1,233,624	20,000
Inventory	1,016,690	-
Prepaid marketing commissions	12,978,516	4,212,417
Other prepaid expenses and current assets	394,125	285,169

Total current assets	17,991,085	8,423,349

Property and equipment, net	6,191,408	631,992
Intangible assets, net	2,468,580	2,542,020
Goodwill	2,224,322	2,224,322
Other assets	14,994	16,184

TOTAL ASSETS	$28,890,389	$13,837,867

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$812,464	$-
Accounts payable and accrued expenses	5,099,248	1,944,640
Current maturities of long-term debt	21,156	19,532
Deferred revenue	14,769,085	4,660,200
Notes payable	-	122,055
Accrued bonuses	7,435,132	3,451,826
Short-term debt	2,500,00	-
Convertible debt derivatives	-	280,000

Total current liabilities	30,637,085	10,478,253

Other long-term liabilities:
Long-term debt, less current maturities	241,659	264,079
Deferred revenue, less current portion	4,366	4,366
Other liabilities	23,636	23,636

Total other long-term liabilities	269,661	292,081

TOTAL LIABILITIES	30,906,746	10,770,334

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value,
5,000,000 authorized, none
issued and outstanding at December
31, 2006 and 2005	-	-
Common stock, $.001 par value, 50,000,000 shares authorized; 27,870,454 and 27,336,260 shares issued and outstanding at December 31, 2006 and
December 31, 2005, respectively.	27,870	27,336
Additional paid-in capital	20,268,006	19,376,053
Retained earnings (deficit)	(22,312,233)	(16,335,856)

Total STOCKHOLDERS' EQUITY (DEFICIT)	(2,016,357)	3,067,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,890,389	$13,837,867
See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005
NET REVENUES
Online travel store sales and monthly fees	$36,887,611	$14,302,638
Travel commissions and services	7,364,413	4,941,007
Franchise service fees and other fees	332,345	443,693
Training programs and marketing materials	5,766,081	1,579,960
Other	546,280	326,019

Net revenues	50,896,730	21,593,317

OPERATING EXPENSES
Marketing commissions	29,908,507	13,881,404
Travel commissions	4,893,012	3,454,033
Depreciation and amortization	408,025	944,619
Marketing and selling	3,144,211	239,853
General and administrative	18,595,959	8,954,335

Total operating expenses	56,949,714	27,474,244

LOSS FROM OPERATIONS	(6,052,984)	(5,880,927)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	-	312,143
Interest and dividend income	170,224	102,049
Interest expense	(93,617)	(2,986,052)

Total other income (expense)	76,607	(2,571,860)

NET LOSS	$(5,976,377)	$(8,452,787)

NET LOSS PER SHARE:

Weighted-average shares outstanding	27,433,491	24,861,904

Net loss per share - basic and diluted	$(0.22)	$(0.34)

See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2006 and 2005

	Delaware Series B		Delaware Common		Series B				Additional	Retained	Total
	Convertible Preferred		Stock		Convertible Preferred		Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2005	-	$-	-	$-	4,092,376	$4,092	18,976,125	$18,976	$12,616,988	$(7,883,069)	$4,756,987

Conversion of common stock to
Delaware common stock upon
reincorporation in Delaware	-	-	18,976,125	18,976	-	-	(18,976,125)	(18,976)	-	-	-

Conversion of series B preferred stock to Delaware common stock upon
reincorporation in Delaware	4,092,376	4,092	-	-	(4,092,376)	(4,092)	-	-	-	-	-

Conversion of preferred stock to
common stock	(4,092,376)	(4,092)	4,092,376	4,092	-	-	-	-	-	-	-

Common shares issued for services	-	-	201,091	201	-	-	-	-	352,787		352,988

Warrants issued for services	-	-	-	-	-	-	-	-	311,028	-	311,028

Common shares issued through private
placement	-	-	1,200,000	1,200	-	-	-	-	958,800	-	960,000

Warrants issued in conjunction
with debt offering	-	-	-	-	-	-	-	-	258,004	-	258,004

Conversion of debt to common stock	-	-	2,766,668	2,767	-	-	-	-	4,822,566	-	4,825,333

Common shares issued for options
exercised	-	-	100,000	100	-	-	-	-	49,900	-	50,000

Stock option compensation	-	-	-	-	-	-	-	-	5,980	-	5,980

Net loss	-	-	-	-	-	-	-	-	-	(8,452,787)	(8,452,787)
Balance at December 31, 2005	-	-	27,336,260	27,336	-	-	-	-	19,376,053	(16,335,856)	3,067,533

Settlement of convertible debt
derivative with common shares	-	-	200,000	200	-	-	-	-	399,800	-	400,000

Common shares issued for services	-	-	184,194	184	-	-	-	-	294,276	-	294,460

Common shares surrendered for											-
cashless option exercise	-	-	(150,000)	(150)	-	-	-	-	(299,850)	-	(300,000)

Common shares issued for cashless
option exercise	-	-	300,000	300	-	-	-	-	299,700	-	300,000

Stock option compensation	-	-	-	-	-	-	-	-	198,027	-	198,027

Net loss	-	-	-	-	-	-	-	-	-	(5,976,377)	(5,976,377)

Balance at December 31, 2006	-	$-	27,870,454	$27,870	-	$-	-	$-	$20,268,006	$(22,312,233)	$(2,016,357)

See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,976,377)	$(8,452,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	408,025	944,619
Amortization of deferred offering cost	-	174,020
Shares issued for services	294,460	352,988
Warrants issued for services	-	311,028
Employee stock option expense	198,027	5,980
Change in fair value of derivatives	-	(312,143)
Amortization of remaining debt discount on convertible debt	-	2,369,480
Gain on settlement of convertible debt derivative	(460,820)	-
Change in operating assets and liabilities:
Accounts receivable, net	(39,137)	(43,991)
Notes receivable	(1,213,624)	(20,000)
Inventory	(1,016,690)	-
Prepaid marketing commissions	(8,766,099)	(2,589,772)
Other prepaid expenses and current assets	(108,956)	(285,169)
Other assets	1,190	(1,358)
Accounts payable and accrued expenses	2,915,415	1,080,893
Accrued bonuses	3,983,306	3,451,826
Deferred revenue	10,108,885	2,839,392
Convertible debt derivative	580,820	280,000
Other liabilities	-	2,716
NET CASH PROVIDED BY OPERATING ACTIVITIES	908,425	107,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,154,808)	(429,645)
Accrued transaction cost	-	(77,354)
Proceeds from sale of available-for-sale securities	2,903,440	5,908,078
Purchases of available-for-sale securities	(307,028)	(8,990,770)
NET CASH USED IN INVESTING ACTIVITIES	(558,396)	(3,589,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	812,464	-
Other current liabilities	-	(100,000)
Repayment of debt	(20,796)	(21,946)
Repayment of notes payable	(122,055)	(53,426)
Restricted cash-collateral for outstanding note and
reserve for credit card processing	(1,250,000)	-
Proceeds from convertible debentures	-	3,000,000
Cash paid for debt issuance costs	-	(148,020)
Proceeds from shares issued in private placement memorandum	-	960,000
Shares issued for option exercises	-	50,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(580,387)	3,686,608

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(230,358)	204,639
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	230,358	25,719
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$230,358

See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$95,035	$81,330

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in accounts payable and accrued expenses	$239,193	$-
Increase in short-term obligations and property and equipment	$2,500,000	$-
Shares issued in settlement of convertible debt derivative	$400,000	$-
Shares issued in cashless option exercise	$150	$-
Increase in notes payable and property and equipment	$-	$73,139
Warrants issued for debt offering costs	$-	$26,000
Decrease in notes receivable and deferred revenue	$-	$81,879
Convertible debt exchanged for common stock	$-	$4,825,333

See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTBI,” or the “Company”) and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc. (“YTB Marketing”), and YTB Travel Network, Inc. (“YTB Travel”) and REZconnect Technologies, Inc. (“Technologies”), sometimes hereafter collectively referred to as the “Company”, are the entities that resulted from a corporate reorganization that took place on January 4, 2005. On that date, the Company re-incorporated in the State of Delaware, while simultaneously effecting a name change, by means of a “downstream merger” between itself (then incorporated in the State of New York under its former name of REZconnect Technologies, Inc., hereafter referred to as “the former REZconnect” during periods when incorporated as such), and a Delaware corporation formed for the purpose of the reorganization (the “Reorganization”).

On December 8, 2004, prior to the Reorganization, the former REZconnect acquired 100% of the outstanding common shares from the stockholders of YourTravelBiz.com, Inc. (“YTB, Inc.”), following requisite approval by the Boards of Directors and stockholders, in a business combination structured as a statutory merger under the laws of the State of New York and the reorganization provisions of the Internal Revenue Code. The acquisition, which was recorded at total value of $4,847,928, was effected by means of the former REZconnect exchanging 7,430,000 shares of its common stock and 4,092,376 shares of its Series B convertible preferred stock for all of the outstanding common stock of YTB, Inc.

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

Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions. The YourTravelBiz.com, Inc. subsidiary markets online travel agencies on behalf of YTB Travel Network, Inc. by use of Independent Marketing Representatives (“IMRs”). The REZconnect Technologies, Inc. subsidiary owns, maintains and develops online and other booking technologies for suppliers within the travel industry. It also franchises brick and mortar travel agencies. The YTB Travel Network, Inc. subsidiary is a travel agency which books online travel transactions, collects payments, collects licensing fees, and pays travel sales commissions.

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

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of YTB International, Inc., and its wholly-owned subsidiaries, YourTravelBiz.com, Inc., YTB Travel Network, Inc., YTB Travel Network of IL, and REZconnect Technologies, Inc. All intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to the determination of the estimated RTA life which impacts revenue recognition and related marketing commissions/bonuses, impairment of goodwill, realization of deferred tax assets, the recoverability of capitalized software development costs and allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Available-for-sale securities

The Company presents investments in marketable securities that are available for sale at fair value as determined by quoted market prices, with changes in realized/unrealized gains and losses recorded to other comprehensive income when material. As of December 31, 2006, the cost of marketable securities approximates fair value.

Accounts receivable

The Company reflects accounts receivable at the outstanding principal balance as of the balance sheet date, as adjusted by any charge-offs or allowances established as a reserve for potentially uncollectible accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance at the end of each reporting period based on the length of time receivables are past due, known troubled accounts, historical experience and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	2006	2005
Beginning balance	$24,888	$169,644
Provision for doubtful accounts	4,534	119,815
Accounts written off	(22,503)	(264,571)
Ending balance	$6,919	$24,888

Notes receivable

Notes receivable are generally issued to certain IMRs at interest rates that approximate the current market interest rates and have terms of 1 year or less.  The notes receivable are guaranteed by sales directors with at least 2,000 people or more in their organization, against future earnings of those sales directors.  When appropriate, a reserve is recorded against notes receivable to reduce the balance to the estimated net realizable value. As of December 31, 2006, no reserve has been recorded against the balance of $1,233,624 as management has a high level of assurance of the collectibility of these amounts.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Concentration of credit risk

The Company is subject to credit risk through its cash, trade receivables, available-for-sale securities and notes receivable. The Company maintains its cash deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of the Federal Deposit Insurance Corporation totaled $1,083,394 and $98,854 at December 31, 2006 and 2005, respectively. The Company has deposits in a limited number of financial institutions with federally insured limits. Cash (including cash equivalents) at these institutions is normally in excess of the insured limits. However, the Company believes that the institutions are financially sound and there is only nominal risk of loss. There is no collateral currently required for cash, trade receivables, available-for-sale securities and notes receivable.

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

Inventory

Inventories are stated at lower of cost or market and consist of marketing sales aids such as “Success from Home” magazines, a promotional tool for the IMRs, and other printed marketing materials. At the end of each reporting period, when required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventory items are predominantly sales aides material that are sold at Company cost or for a nominal profit to IMR’s to help facilitate their sales efforts.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of buildings and building improvements range from 15 to 30 years, furniture and fixtures range from two to five years, equipment including computer hardware and software has an estimated useful life of three to five years, vehicles have a life of five years and leasehold improvements have a five year life, based on the term of the underlying lease. Maintenance and repairs are charged to expense when incurred.

Expenditures for improvements are capitalized, while normal repair and maintenance costs are charged to expense when incurred. When property and equipment are disposed, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

The company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of qualified assets and is amortized over the estimated useful lives of the assets. Capitalized interest totaled $81,226 in 2006 and $0 in 2005.

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

The Company believes that the carrying amounts of its long-lived assets are fully recoverable. Accordingly, no impairment loss has been reflected in the Company’s reported results of operations for years ended December 31, 2006 or 2005.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Intangible assets, net

Intangible assets other then domain names are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairment of intangible assets was identified during any of the periods presented.

Goodwill

Goodwill, which is the excess of cost over the fair value of net assets (including identifiable intangibles) acquired in a business acquisition, is not amortized but rather tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset might not be fully recoverable, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” SFAS 142 also requires the Company to compare the fair value of the acquired business to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the acquired business is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. Fair values for acquired businesses are determined based on discounted cash flows, market multiples or appraised values. For further discussion of goodwill, see “Note 6: “Goodwill.”

Revenue Recognition

Online travel store sales and monthly fees

The Company generates revenue from the selling of on-line travel agencies, and from providing training and ongoing license services to the new business owners of such on-line travel agencies, i.e. Referring Travel Agent (“RTA(s)”). The recognition of all up-front fees received from new travel agency sales is deferred and recognized as income over a twelve-month period, which is the weighted average RTA life. Monthly license fees are recognized in the month the services are provided.

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

Training programs and marketing materials revenue

Sales revenues from the sale of IMR sales aides and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the IMR. Sales revenues from training programs are recognized when the IMR has completed the related training course.

Other revenue

Sales revenues from convention attendance are recognized during the period in which the convention occurs.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Expense recognition of commission costs

The Company incurs commission costs that are directly related to the origination of new RTA sales; sales which result in the deferral of revenue. Such incremental direct commission costs are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 (“FTB 90-1”). In addition, the Company has elected to account for such commission costs in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB") 104 and FTB 90-1, by deferring and charging such costs to expense in proportion to the related revenue recognized, over the same deferral period of twelve months.

Marketing compensation plan

The Company offers a compensation plan to its sales IMRs under an arrangement that pays the IMRs direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each IMR’s personal and team travel agency sales, or enrolled referrals. The “commission override” is comprised of a small portion of the monthly license fee RTAs pay to the Company, which is paid to the IMR who is responsible for selling the online travel store sites to such RTAs.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active travel agencies, following the month earned. All commissions are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months, which is based upon the estimated RTA life. In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Advertising costs

Pursuant to the provisions of Statement of Position (“SOP”) No. 93-7 issued by the American Institute of Certified Public Accountants, the Company expenses advertising costs as incurred. Advertising expense was $385,024 in 2006 and $26,306 in 2005.

Income taxes

The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. Prior to January 1, 2006, the Company accounted for awards granted under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Based Compensation—an Interpretation of APB No. 25,” and related interpretations and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.

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

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Had the Company accounted for stock option grants in accordance with SFAF 123(R), the fair value recognition method would have had the following effects on the consolidated financial statements for the year ended December 31, 2005:

2005

Net loss - as reported	$(8,452,787)

Add: Add: Stock-based compensation expense included in reported net loss	5,980

Less: Additional stock-based compensation expense determined under fair value based method for all awards	(175,595)

Net loss - pro forma	$(8,622,402)

Earnings loss per share - basic
As reported	$(0.34)
Pro forma	$(0.34)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005: risk-free interest rates of 3.4%; expected lives of 1.0, dividend yield of 0% and expected volatility of 75%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Expected volatility is based on analysis of historical volatilities of companies which are considered YTB International, Inc.’s peer group.

Earnings (loss) per share

Basic earnings (loss) per share are based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share assumes that outstanding common shares are increased by common shares issuable upon the exercise of stock options and warrants, and by the conversion of preferred stock using the treasury stock method, where such exercise or conversion would be dilutive. For the years ended December 31, 2006 and 2005, the effects any assumed exercise of stock options and warrants on the 2006 and 2005 loss per share would be anti-dilutive and, therefore, are not included in the calculation of the Company’s basic loss per share for the years ended December 31, 2006 and 2005.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the Company’s net operating losses, this statement will have minimal impact on its consolidated financial statements. The Company will reassess the impact of this statement when the Company becomes profitable.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company's consolidated financial position, results of operations and cash flows.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 3 - INVENTORY

Inventory consists of the following materials available for sale to IMRs:

	2006	2005
"Success From Home" magazines	$906,600	$-
Printed marketing materials	110,090	-

Inventory	$1,016,690	$-

NOTE 4 - NOTES RECEIVABLE

As of December 31, 2006 the Company had $1,233,624 of notes receivable outstanding. Interest income recorded on these notes during 2006, calculated at 7.5%, totaled $19,995 was included as a component of Other Income (Expenses) in the accompanying consolidated statement of income. Notes receivable are generally issued to certain IMRs at interest rates that approximate the current market interest rates and have terms of 1 year or less. The notes receivable are guaranteed by sales directors with at least 2,000 people in their organization, against the future earnings of the sales directors, and thus no reserve has been recorded against the notes receivable in 2006. The terms call for no payments to be received on these notes in 2006. There was no allowance for doubtful accounts recorded at December 31, 2006 as management has a high level of assurance of the collectibility of these amounts.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consists of the following:

	2006	2005
Equipment	$1,105,005	$266,025
Furniture and fixtures	436,369	187,745
Capitalized software	1,555,003	1,378,711
Vehicles	168,908	168,908
Building and improvements	3,085,519	-
Land	1,538,693	-
Leasehold improvements	116,522	110,629
	8,006,019	2,112,018
Less: Accumulated depreciation	(1,814,611)	(1,480,026)

Property and equipment, net	$6,191,408	$631,992

Depreciation and amortization expense on property and equipment was $334,585 and $223,839 for the years ended December 31, 2006 and 2005, respectively. Depreciation on leasehold improvements was accelerated during the fourth quarter of 2006 in anticipation of the planned move of the headquarters office to the new facility. As of December 31, 2006, all leasehold improvements are fully depreciated.

As of December 31, 2006 and 2005, capitalized software development costs, net of accumulated amortization, totaled $235,299 and $105,539, respectively. For the years ended December 31, 2006 and 2005, the Company recorded amortization of capitalized software development costs of $46,532 and $129,680, respectively.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 6 - INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of December 31, 2006 and 2005:

	At December 31, 2006			At December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360,000	$106,060	$253,940	$360,000	$54,620	$305,380
RTA agreements	690,000	690,000	-	690,000	690,000	-
Vendor agreements	220,000	45,360	174,640	220,000	23,360	196,640
Total amortized intangible assets	1,270,000	841,420	428,580	1,270,000	767,980	502,020

Unamortized intangible assets
Domain names	2,040,000	-	2,040,000	2,040,000	-	2,040,000
Total unamortized intangible assets	2,040,000	-	2,040,000	2,040,000	-	2,040,000
Total	$3,310,000	$841,420	$2,468,580	$3,310,000	$767,980	$2,542,020

(1) The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years, respectively.

Amortization expense was $73,440 and $720,780 for the years ended December 31, 2006 and 2005, respectively. The estimated amortization expense related to intangible assets as of December 31, 2005 over the next five years follows, assuming no subsequent impairment of the underlying assets, is as follows:

2007	$73,429
2008	73,429
2009	73,429
2010	73,429
2011	70,249

NOTE 7 - GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the fourth quarter of each year, unless circumstances arise that require more frequent testing. During the fourth quarter of 2006, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

NOTE 8 - BONUS ACCRUAL

During the 4th quarter of 2005, the Company began a program to award bonuses to its IMRs to recognize certain IMRs for outstanding contributions made to the growth and success of the Company and to encourage all IMRs to fulfill specific goals or targets for sales levels, recruiting of new referring travel agents or other business-critical functions. The awards offered are in the form of Company stock, based upon a predetermined calculation. The bonuses that are to be awarded in Company stock are recorded at their fair value at each balance sheet date. Total bonus expense included in marketing commissions expense for the year ended December 31, 2006 and 2005 was $4,083,306 and $3,751,826, respectively. Accrued bonuses as of December 31, 2006 and 2005 totaled $7,435,132 and $3,451,826, respectively.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 9 - FINANCING ARRANGEMENTS

Notes Payable

The Company financed one vehicle in 2006 and four in 2005, payable in monthly installments ranging from approximately $1,000 to $1,477, at the rate of approximately 6.25%. The loans were payable through March 2008; however, the Company paid the final loan remaining balance of $22,225 on December 13, 2006. The balance due on these vehicle loans as of December 31, 2006 and 2005 totaled $0 and $122,055, respectively.

Short-Term Debt

On July 26, 2006, the Company purchased 12 acres of land which included a 100,000 square foot building (the “Property”) for $2.5 million to house their new corporate headquarters in Wood River, Illinois. The Company financed the purchase of the Property with a note in the amount of $2.5 million with an interest rate of Prime, less 0.50% floating daily from Meridian Bank, a local bank. Interest only is payable monthly for the first two years of the note after which the entire principal will be paid or the note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2008, the Note is payable upon demand per the terms thereof, however, no demand has been made to date. The Note is collateralized by the first mortgage on the Property and a $500,000 Certificate of Deposit. The Certificate of Deposit will be released after the Company makes $625,000 of improvements to the Property. There are no other restrictive covenants included in the Note. Through the use of working capital funds, we have completed a $2.5 million renovation of 20,000 square feet of the building for our current operations. As a result of those renovations, as of December 31, 2006, we believe that we had met the requirements for the release of the certificate of deposit, although due to procedural requirements imposed by Meridian Bank, it has not actually been released yet. The Company is planning an $8.0 million renovation project to the Property. The outstanding loan balance at December 31, 2006 is $2,500,000.

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan was guaranteed by the President of the REZconnect subsidiary. On December 27, 2006, the board of directors guaranteed the debt releasing the President of the REZconnect subsidiary. The outstanding loan balance as of December 31, 2006 and 2005 was $262,815 and $283,611, respectively.

Minimum principal payments of long-term debt as of December 31, 2006 are as follows:

Year ending
December 31,
2007	$21,156
2008	22,018
2009	22,915
2010	23,849
2011	24,821
Thereafter	148,056
Total	$262,815

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

•
Registration Rights - As part of the Note agreement, the Company agreed to file a registration statement covering the warrants and potential shares to be issued upon conversion of the Note. The registration statement was to be filed within 30 days of the agreement, and declared effective within 120 days. The registration statement was to be continuously effective until the investor had sold all of the underlying shares. The registration rights agreement provides for a penalty of 2% per month. The Company treated this item as an additional derivative and in failing to satisfy the registration rights requirement and accrued $860,820 as of November 30, 2006 and $280,000 as of December 31, 2005, in penalties under the terms of the agreement. Such amounts were reflected as a current liability in the Company’s balance sheet. On November 30, 2006, this obligation was settled by the issuance of 200,000 shares of common stock and a settlement gain of $460,820 was recognized in the fourth quarter 2006.

Because the Note was potentially convertible into an unlimited number of shares of common stock, the Company accounted for the Note under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Accordingly, the interest rate adjustment feature, conversion feature, and additional loan option were, collectively, considered an embedded derivative, which was bifurcated from the host debt instrument. The initial allocation of the gross proceeds of $2,000,000 is as follows:

Embedded Derivative	$1,923,201
Stock Warrants	16,192
Term Note	60,607
$2,000,000

The embedded derivative was initially recorded at fair value, and adjusted to fair value at each subsequent balance sheet date. The net decrease in the embedded derivative liability recognized at the conversion of the Note to equity during the year ended December 31, 2005 was $312,143 and is recorded as Other Income in the Consolidated Statement of Operations.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

Total interest incurred during the years ended December 31, 2006 and 2005 was $174,843 and $2,986,052, respectively, of which $81,226 was capitalized in 2006 and $0 in 2005.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space (which housed its previous headquarters offices) in two buildings in Edwardsville, Illinois under separate commercial lease agreements with Meridian Land Company, Inc. (“Meridian Land”), the owner of such buildings (see Note 12, “Related Party Transactions”). The combined rental cost of both spaces is $15,000 per month. In addition, each lease contains an addendum which includes a two-year warrant to purchase shares of our common stock in exchange for the deed to the related property, unencumbered. The first lease, which covers approximately 13,000 square feet, expires on June 30, 2010 and includes an addendum with a two-year warrant that is exercisable for 500,000 shares of our common stock at a price equal to (i) $1.00 (in the aggregate), plus (ii) unencumbered title to the property. Separately, we have the option to purchase the property for a cash price of $1,850,000. Correspondingly, the second lease, which covers approximately 5,000 square feet and expires on October 31, 2010, includes an addendum with a two-year warrant that is exercisable for 625,000 shares of our common stock at a price equal to (i) $1.00 (in the aggregate), plus (ii) unencumbered title to the property. Separately, we have the option to purchase the second property for a cash price of $2,350,000. The Company plans on re-locating a portion of its travel staff to the leased space in Illinois during the second quarter of 2007.

The Company is also obligated under an operating office lease for the offices in New Jersey which expires on April 30, 2008, to pay minimum annual rentals, currently at $49,916 per year plus real estate taxes and operating cost charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for eight locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchises also have a two year term with options that mirror the master lease renewal options.

The Company also leases certain office equipment and one vehicle under noncancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2011.

Following is a summary of net rental expense for the years ended December 31, 2006 and 2005:

	2006	2005
Rental expense	$377,662	$278,481
Less sublease rental income	110,434	135,384
Net rental expense	$267,228	$143,097

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having remaining terms in excess of one year as of December 31, 2006 are as follows:

				Office	Sublease
Year ending		Wal-Mart		Equipment /	Rental	Net Rental
December 31,	NJ Office	Locations	IL Offices	Vehicle	Income	Expense

2007	$50,470	$31,252	$209,800	$45,923	$31,922	$305,523
2008	17,068	23,789	269,300	34,048	25,230	318,975
2009	-	5,947	274,300	32,048	6,496	305,799
2010	-	-	172,000	24,142	-	196,142

Total	$67,538	$60,988	$925,400	$136,161	$63,648	$1,126,439

Employment agreements

The Company has entered into a long-term employment agreement with each of Mr. J. Scott Tomer, (Chief Executive Officer), Mr. J. Kim Sorensen, (President and former Treasurer), Mr. Michael Y. Brent, (former President), Mr. Derek J. Brent, (former Secretary), and Mr. John D. Clagg, (Chief Financial Officer and Treasurer). All employment agreements expire December 31, 2009 and subject each officer to confidentiality provisions, as well as non-raid and non-compete provisions for an additional 2 years following termination of employment.

Each of Messrs. J. Kim Sorensen, J. Scott Tomer and Michael Y. Brent receives a base annual salary of $134,832 (effective January 1, 2007), increasing annually at a rate of 6%. They each receive an override on RTA sales and monthly fees generated by a certain override representative position within the YTB compensation program of the YourTravelBiz.com sales organization equal to 33 1/3% of the monthly commissions and overrides earned by such representative position, paid monthly. Additionally, each of Messrs. J. Kim Sorensen, J. Scott Tomer and Michael Y. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. They each receive a car allowance and health and medical insurance provided by the Company. The Company has also taken out a term life insurance policy on the lives of Messrs. J Kim Sorensen, J. Scott Tomer and Michael Y. Brent in an amount equal to three times their respective annual base salary, payable to beneficiaries designated by each.

Mr. John D. Clagg, whose contract became effective December 1, 2005, receives a base salary of $180,000 increasing annually in $30,000 increments. Mr. Clagg also receives health, life, and medical insurance provided by the Company.

Mr. Derek J. Brent receives a base annual salary of $210,000, increasing annually in $30,000 increments. Additionally, Mr. Derek J. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. In addition, Mr. Derek J. Brent receives a car allowance and health and medical insurance provided by the Company.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 11 - STOCK OPTIONS

In December 2004, stockholders approved the YTB International, Inc. 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”). The 2004 plan is administered by the compensation committee of the board of directors which determines the employees, officers, directors and consultants subject to receive awards and the terms and conditions of these awards. The purpose of the plan is to make available to our key employees and directors certain compensatory arrangements related to the growth in the value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and prosperity; and align in general the interests of our employees and directors with the interest of our stockholders. The 2004 Plan includes 5,000,000 common shares authorized for issuance under the plan. As of December 31, 2006, 4,350,000 shares remain available for future grants under the 2004 Plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), as discussed in Note 2, “Summary of Significant Accounting Policies” (“Note 2”). Pro forma information required under SFAS No. 123(R), for periods prior to fiscal year 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan is included in Note 2.

On April 24, 2006, the Company’s Board of Directors granted 250,000 options to certain employees and directors and two outside consultants. These stock options vest in equal increments on the anniversary date over the next five years and expire six years from the date of the grant. Of the 250,000 options granted, 25,000 options were forfeited on September 30, 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Expected volatility is based on analysis of historical volatilities of companies which are considered YTB International, Inc.’s peer group. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2006 was insignificant. Accordingly, the Company recognized $198,027, or ($0.01) per share, for the year ended December 31, 2006 in compensation expense for stock options. Unrecognized expense related to unvested options as of December 31, 2006 is $98,882.

The following table provides additional information with respect to stock option plan activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value

Options outstanding, beginning of period	940,000	$1.15	$0.290
For the period from January 1 to December 31, 2006:
Granted	250,000	1.20	0.600
Forfeited	(25,000)	1.20	0.600
Expired	(240,000)	1.58	0.120
Exercised	(300,000)	1.00	0.005
Options outstanding, end of period	625,000	$1.07	$0.630
Options exercisable, end of period	400,000	$1.00	$0.650

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The following table summarizes information about options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price
$0.00 - $1.00	400,000	0.15	1.00	400,000	1.00
$1.01 - $1.20	225,000	5.32	1.20	-	-

Total	625,000	2.01	$1.07	400,000	1.00

Prior to January 1, 2006, compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options. For the years ended December 31, 2006 and 2005, the Company recognized $0 and $89,980 in compensation expense related to options granted with an exercise price less than the fair value of the underlying stock at the date of the grant. In addition, FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Based Compensation - an Interpretation of APB No. 25,” requires variable accounting for compensation expense when stock options have been cancelled and re-issued with a change in strike price. The variable compensation associated with these types of stock options for the years ended December 31, 2006 and 2005 was $0 in 2006 and a reduction in compensation expense in 2005 of $84,000.

NOTE 12 - INCOME TAXES

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

As a result of the Company’s operating losses in 2006 and 2005, and loss carry forwards available in 2006, there is no provision for current income taxes.

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce any deferred tax assets to their net realizable amounts if, based on the weight of evidence, it is more likely than not that all or some portion of such deferred tax assets will not be realized. As of December 31, 2006 and 2005, the Company is uncertain if it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been established as a reserve against the Company’s deferred tax assets and, therefore, no deferred income tax credits have been recognized in the statements of operations for the years ended December 31, 2006 and 2005.

At December 31, 2006 the Company had approximately $13,285,000 of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2019 to 2021 for federal and state purposes. The net operating losses may be subject to a substantial limitation under the “Change of Ownership” section 382 of the Internal Revenue Code.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
A reconciliation of income taxes, with the amounts computed at the statutory federal rate, is as follows:

	As of December 31,
	2006	2005
Computed tax at federal statutory rate	$(2,031,968)	$(2,873,948)
Other, net	(446,032)	61,948
Change in valuation allowance	2,478,000	2,812,000

Total	$-	$-

Deferred tax assets and liabilities consist of the following:

	As of December 31
	2006	2005

Deferred tax assets
Allowance for doubtful accounts	$3,000	$9,000
Depreciation	4,000	-
Capitalized consulting	-	23,000
Accrued vacation	28,000	8,000
Capital losses	9,000	9,000
Accrued compensation	3,081,000	1,281,000
Net operation loss carry-forward	4,916,000	4,233,000
	8,041,000	5,563,000
Deferred tax liabilities	-	-

Net deferred tax asset
Before valuation allowance	8,041,000	5,563,000

Less valuation allowance	(8,041,000)	(5,563,000)
Net Deferred Tax Asset	$-	$-

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company also own a company that YTB Marketing utilizes for printing much of its sales materials. During 2006 and 2005, the Company expended $1,467,402 and $512,392, respectively for printing sales materials. In addition, at December 31, 2006 and 2005, the Company has a pre-paid asset of $136,553 and $212,027, respectively, reflected on the balance sheet for payments related to work not yet completed.

The Company leases office space (which housed our previous headquarters office) in two buildings under separate commercial lease agreements. The buildings are owned and controlled by company of which a certain members of the Company’s Board of Directors are principals. In addition, each lease contains an addendum which grants to the landlord a two-year common stock purchase warrant to purchase Company stock in exchange for the deed to the property, unencumbered. The first lease, which covers approximately 13,000 square feet, commenced July 1, 2005 and expires June 30, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires June 30, 2007, to purchase 500,000 shares of Company stock for a total exercise price of $1.00 and the deed to the property, unencumbered, in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $1,850,000.

Correspondingly, the second lease, which covers approximately 5,000 square feet, commenced November 1, 2005 and expires on October 31, 2010. This lease includes an addendum with a two-year common stock purchase warrant, which expires October 31, 2007, to purchase 625,000 shares of Company stock for the total price of $1.00 and the deed to the property, unencumbered, in which the space is leased. Separately, the Company has the option to purchase the property for a cash price of $2,350,000.

The combined rental cost of both spaces is $15,000 per month. Combined rent expense for these two leases was $180,000 and $65,000 for December 31, 2006 and 2005, respectively. As of December 31, 2006, neither of the common stock warrants has been exercised.

In July 2006, the Company borrowed $2.5 million in connection with the land and building which will house their new corporate headquarters in Wood River, Illinois. The chairman of the bank is also a director of the Company. This transaction was approved by the independent members of the Company’s board of directors.

NOTE 14 - STOCKHOLDERS’ EQUITY

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

On April 5, 2005, the Company executed a warrant agreement with a consultant. The warrant agreement provided for the issuance of warrants to purchase up to 200,000 shares of the Company’s common stock at a price of $1.73 per share. The warrant was exercisable as to 66,666 shares upon execution of the agreement and the warrants to purchase the remaining 133,334 shares were to be exercisable upon the following vesting schedule; an additional 66,666 shares vest on August 5, 2005 and the final 66,668 shares vest on December 5, 2005. Shares issuable upon exercise of the warrant will be subject to customary demand and piggyback registration rights. Expense is recognized over the vesting period. For the year ended December 31, 2005, the Company recorded consulting expense of $311,028 based on the estimated fair value of the vested warrants using the Black-Scholes pricing model, with an offsetting adjustment to additional paid in capital. As of December 31, 2006, none of the warrants have been exercised.

During the fourth quarter of 2006, equity compensation in the amount of $294,460 was recorded as a result of 184,194 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $184 and additional paid in capital in the amount of $294,276.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 15 - SEGMENT INFORMATION

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

Year Ended
December 31, 2006	Marketing	Travel	Technology	Parent	Elimination	Total

External and inter-segment revenue	$43,079,472	$7,971,942	$127,073	$-	$(281,757)	$50,896,730
Segment profit (loss)	(3,276,925)	1,681,687	85,849	(4,466,988)	-	(5,976,377)
Assets	20,750,647	4,381,686	-	10,531,821	(6,773,765)	28,890,389
Depreciation and amortization	314,585	-	-	93,440	-	408,025
Capital expenditures	1,269,787	-	-	4,624,214	-	5,894,001

Year Ended
December 31, 2005	Marketing	Travel	Technology	Parent	Elimination	Total

External and inter-segment revenue	$16,244,918	$5,157,763	$237,741	$-	$(47,105)	$21,593,317
Segment profit (loss)	(3,676,254)	800,964	73,139	(5,650,636)	-	(8,452,787)
Assets	5,992,397	1,703,476	165,413	4,845,102	1,131,479	13,837,867
Depreciation and amortization	100,024	-	103,815	740,780	-	944,619
Capital expenditures	502,784	-	-	-	-	502,784

NOTE 16 - BENEFIT PLANS

The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Discretionary contributions made by the Company are dependent upon the length of service of each employee. Such contributions by the Company were $159,650 in 2006 and $101,861 in 2005.

NOTE 17 - SUBSEQUENT EVENTS

On February 19, 2007, the Board of Directors of the Company granted shares of restricted stock, effective January 2, 2007, to certain Sales Directors under a Restricted Stock Award agreement in satisfaction of bonuses previously earned but not paid during the year ended December 31, 2006 and the fourth quarter of 2005.

In January 2007, the Company moved its headquarters offices to a new location in Wood River, Illinois. The Company is planning to relocate some departments to the Edwardsville, Illinois location.

On February 18, 2007, the board of YTB authorized the payment of $1 per monthly license renewal to be paid to J. Lloyd Tomer, Chairman of the Board of the Company, once the Company reaches 75,000 RTAs, continuing indefinitely.

On March 28, 2007, the Board of Directors authorized the Company to issue up to 500,000 five-year warrants to purchase shares of common stock to a certain vendor at an exercise price of $3.59 (market price less $1.50 per share), contingent upon certain conditions being met.