Form 10QSB
period 2007-03-31
YTB International, Inc.
filed 2007-05-15
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
(Issuer’s telephone number)

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

As of May 07, 2007, there were 38,646,967 shares, $0.001 par value, of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB
Three months ended March 31, 2007

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets, March 31, 2007 (Unaudited) and December 31, 2006	2
	Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31, 2007 and 2006	3
	Condensed Consolidated Statement of Change in Stockholders’ Equity (Deficit) (Unaudited)
	Three months ended March, 2007	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31, 2007 and 2006	5-6
	Notes To Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis or Plan of Operation.	12
Item 3.	Controls and Procedures.	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item 3.	Default Upon Senior Securities.	18
Item 4.	Submission of Matters to a Vote of Securities Holders.	18
Item 5.	Other Information.	18
Item 6.	Exhibits.	19
Signatures

Item 1.  Financial Statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,994,244	$-
Restricted cash	2,485,432	1,250,000
Available-for-sale securities	349,795	1,014,591
Accounts receivable (less allowance for doubtful accounts of $6,919 in 2007 and 2006)	790,557	103,539
Inventory	1,037,616	1,016,690
Notes receivable	1,647,906	1,233,624
Prepaid marketing commissions	19,012,700	12,978,516
Other prepaid expenses and current assets	615,770	394,125

Total current assets	27,934,020	17,991,085

Property and equipment, net	7,989,438	6,191,408
Intangible assets, net	2,450,220	2,468,580
Goodwill	2,224,322	2,224,322
Other assets	11,233	14,994
TOTAL ASSETS	$40,609,233	$28,890,389

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$-	$812,464
Accounts payable and accrued expenses	7,631,338	5,099,248
Current maturities of long-term debt	21,369	21,156
Deferred revenue	22,876,401	14,769,085
Accrued bonuses	435,133	7,435,132
Short-term debt	2,500,000	2,500,000

Total current liabilities	33,464,241	30,637,085

Other long-term liabilities:
Long-term debt, less current maturities	236,237	241,659
Deferred revenue, less current portion	4,366	4,366
Other liabilities	13,733	23,636

Total other long-term liabilities	254,336	269,661

TOTAL LIABILITIES	33,718,577	30,906,746

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2007 and December 31, 2006.	-	-
Common stock, $.001 par value, 50,000,000 shares authorized; 31,691,109 and 27,870,454 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	31,691	27,870
Additional paid-in capital	31,348,220	20,268,006
Retained earnings (deficit)	(24,489,255)	(22,312,233)

Total STOCKHOLDERS' EQUITY (DEFICIT)	6,890,656	(2,016,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40,609,233	$28,890,389

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
NET REVENUES
Online travel store sales and monthly fees	$17,965,361	$6,061,307
Travel commissions and services	2,537,694	1,248,511
Franchise service fees and other fees	90,223	84,552
Training programs and marketing materials	3,361,152	734,710
Other	224,051	34,246

Net revenues	24,178,481	8,163,326

OPERATING EXPENSES
Marketing commissions	16,136,795	4,359,264
Travel commissions	1,608,688	643,188
Depreciation and amortization	214,032	65,402
Marketing and selling	1,379,400	72,877
General and administrative	7,063,513	3,162,497

Total operating expenses	26,402,428	8,303,228

LOSS FROM OPERATIONS	(2,223,947)	(139,902)

OTHER INCOME (EXPENSE)
Interest and dividend income	49,536	32,801
Interest expense	(2,611)	(149,161)

Total other income (expense)	46,925	(116,360)

NET LOSS	$(2,177,022)	$(256,262)

NET LOSS PER SHARE:

Weighted-average shares outstanding	31,436,441	27,336,260

Net loss per share - basic and diluted	$(0.07)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

Three months ended March 31, 2007

	Delaware Preferred		Delaware Common		Additional	Retained	Total Stockholders'
	Stock		Stock		Paid-in	Earnings	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at January 1, 2007	-	$-	27,870,454	$27,870	$20,268,006	$(22,312,233)	$(2,016,357)

Common shares issued for restricted stock grant	-	-	3,112,901	3,113	9,646,880	-	9,649,993

Amortization of restricted stock (unvested)	-	-	-	-	1,222,411	-	1,222,411

Exercise of common stock warrants	-	-	707,754	708	197,729	-	198,437

Stock option compensation	-	-	-	-	13,194	-	13,194

Net loss	-	-	-	-	-	(2,177,022)	(2,177,022)
Balance at March 31, 2007	-	$-	31,691,109	$31,691	$31,348,220	$(24,489,255)	$6,890,656

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,177,022)	$(256,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	214,032	65,402
Shares issued for restricted stock grant	2,799,994	-
Amortization of restricted stock (unvested)	1,222,411	-
Stock option expense	13,194	47,846
Change in operating assets and liabilities:
Accounts receivable, net	(687,018)	(34,705)
Notes receivable	(414,282)	280
Inventory	(20,926)	-
Prepaid marketing commissions	(6,034,184)	(1,497,050)
Other prepaid expenses and current assets	(221,645)	(222,339)
Other assets	3,761	1,190
Accounts payable and accrued expenses	2,462,462	(612,041)
Accrued bonuses	(150,000)	502,706
Deferred revenue	8,107,316	1,626,244
Convertible debt derivative	-	185,180
Other liabilities	(9,903)	5,799
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,108,190	(187,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,924,074)	(119,924)
Proceeds from sale of available-for-sale securities	664,796	1,282,018
Purchases of available-for-sale securities	-	(779,592)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,259,278)	382,502

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank overdraft	(812,464)	-
Principal payments on debt	(5,209)	(5,473)
Repayment of notes payable	-	(88,988)
Restricted cash-collateral used as reserves for credit card processing	(1,235,432)	-
Proceeds from exercise of common stock warrants	198,437	-
NET CASH USED IN FINANCING ACTIVITIES	(1,854,668)	(94,461)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,994,244	100,291
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	230,358
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,994,244	$330,649

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$51,446	$4,797

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable and property and equipment	$69,628	$-
Shares issued from a restricted stock grant in settlement of bonus liability	$6,849,999	$-
Shares issued in cashless warrant exercise	$602	$-

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTBI,” or the “Company”) and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc. (“YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”), and REZconnect Technologies, Inc. (“Technologies”), sometimes hereafter collectively referred to as the “Company”, provides Internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry, and is also a full-service provider of discount travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “Your Travel Biz”, “YTBnet.com”, “Travel Network”, “Global Travel Network” and “Travel Network Vacation Central”, as well as Internet websites “Bookmytravel.com”, “REZconnect.com” and “RezCity.com”. The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of Illinois. One of its subsidiaries maintains administrative offices in New Jersey.

Each of the three aforementioned operating subsidiaries was formed to separate the Company’s operations into three basic divisions. The YTB Marketing subsidiary markets online travel agencies on behalf of YTB Travel via the activities of Independent Marketing Representatives (“IMRs”). The Technologies subsidiary owns, maintains and develops online and other booking technologies for suppliers within the travel industry. It also franchises brick and mortar travel agencies. All of Technologies' franchised operations are independently owned and operated. The YTB Travel subsidiary is a travel agency which books online travel transactions, collects payments, collects licensing fees, and pays sales commissions. All sales of travel products by the Company are made through its independent agencies and franchisees, or through its interactive websites.

NOTE 2 - BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of March 31, 2007, the related Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2007 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The condensed balance sheet as of December 31, 2006 was derived from the audited financial statements for the year then ended included in the Company’s 2006 Annual Report on Form 10-KSB for the year ended December 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the 2006 financial statements to conform to the current year presentation

NOTE 3 - RESTRICTED CASH

Restricted cash as of March 31, 2007 and December 31, 2006 was $2,485,432 and $1,250,000, respectively. Restricted cash as of December 31, 2006 includes a $750,000 certificate of deposit representing a reserve held by the Company’s credit card processor and a $500,000 certificate of deposit representing collateral for the outstanding note on the property for the new corporate headquarters. The increase in restricted cash of $1,235,432 at March 31, 2007 compared with December 31, 2006 was due to additional amounts withheld in a designated account as a reserve by the Company’s credit card processor. The terms of the agreement with the processor allows for the credit card company to withhold daily 15% of the Company’s credit card receipts.

NOTE 4 - INVENTORY

Inventory consists of the following materials available for sale to IMRs:

	March 31, 2007	December 31, 2006
"Success From Home" magazines	$861,872	$906,600
Printed marketing materials	175,744	110,090
Inventory	$1,037,616	$1,016,690

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
Equipment	$1,321,246	$1,105,005
Furniture and fixtures	713,796	436,369
Capitalized software	1,567,844	1,555,003
Vehicles	312,688	168,908
Building and improvements	4,083,789	3,085,519
Land	1,538,693	1,538,693
Construction in progress	346,393	-
Leasehold improvements	115,272	116,522
	9,999,721	8,006,019
Less: Accumulated depreciation	(2,010,283)	(1,814,611)
Property and equipment, net	$7,989,438	$6,191,408

Depreciation and amortization expense on property and equipment was $195,672 and $47,042 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 and December 31, 2006, capitalized software development costs, net of accumulated amortization, totaled $225,777 and $235,299, respectively. For the three months ended March 31, 2007 and 2006, the Company recorded amortization of capitalized software development costs of $22,363 and $7,690, respectively.

NOTE 6 - STOCK-BASED COMPENSATION

Stock Options

As of March 31, 2007, the Company had a stock-based employee compensation plan, which is described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-KSB for the year ended December 31, 2006.

On April 24, 2006, the Company’s Board of Directors granted 250,000 options to certain employees and directors and two outside consultants, 25,000 of which were forfeited September 30, 2006. These stock options vest in equal increments on the anniversary date over the next five years and expire six years from the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%. The Company recognized $13,194 and $47,846 for the three ended March 31, 2007 and 2006, respectively, in compensation expense for stock options. Unrecognized expense related to future service on existing stock options for the three ended March 31, 2007 and 2006 is $85,688 and $110,396, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The following table provides additional information with respect to stock option plan activity:

	Shares		Weighted-Average Exercise Price	Weighted-Average Fair Value
Options outstanding, beginning of period	625,000		$1.07	$0.630
For the period from January 1 to March 31, 2007:
Granted	-		-	-
Forfeited	-		-	-
Expired	-		-	-
Exercised	(400,000	)(1)	1.00	0.650
Options outstanding, end of period	225,000		$1.20	$0.600
Options exercisable, end of period	-		$-	$-

(1) The 400,000 options were exercised in substance on January 3, 2007, however, the paperwork was not processed before March 31, 2007 and the transaction did not post through the transfer agent until April 4, 2007. Therefore, the 400,000 shares underlying the options are not included in the shares outstanding in the Statement of Stockholders' Equity.

A summary of stock options outstanding and exercisable as of March 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Outstanding	Price
$1.01 - $1.20	225,000	5.07	$1.20	-	$-

Total	225,000	5.07	$1.20	-	$-

Restricted Stock

On February 19, 2007, the Board of Directors of the Company approved a one-time restricted stock award effective as of January 2, 2007 (the "Grant Date"), of an aggregate of 9,650,009 shares (the “Award Shares”) of the Company’s common stock, par value $0.001 per share, to thirty sales directors (each, a “Grantee”) who have made outstanding contributions to the growth and success of the Company and/or its wholly owned operating subsidiaries. Of the 30 Grantees, three are directors and one is the President of an operating subsidiary. The Award Shares vest in stages for each Grantee, provided various performance-related conditions specified in the restricted stock award agreement entered into by the Company and each Grantee (each, a “Restricted Stock Award Agreement”) are satisfied at each vesting date. The Grantees are the Company’s most successful IMRs who have met the criteria for being deemed “sales directors”.

An aggregate of 3,112,901 of the Award Shares (or approximately 32.3% of each award) vest immediately on the Grant Date, while up to an additional 6,537,108 Award Shares in the aggregate are subject to vesting in four equal installments of up to 1,634,277 shares each on the first four anniversary dates of the Grant Date. The vesting of any single Grantee’s award shall be determined independently of the vesting of any other Grantee’s award; thus, each Grantee must independently meet the performance related criteria specified in the Restricted Stock Award Agreement between himself or herself and the Company. The Company’s transfer agent, American Stock Transfer & Trust Company, shall serve as escrow agent with respect to the unvested Award Shares awarded if and until the relevant vesting dates therefor, and vesting conditions with respect thereto, are met. To the extent that the conditions to the vesting of any unvested Award Shares of a Grantee have not been met by the relevant vesting date therefor, such shares shall be cancelled by the Company.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The Company received no cash consideration for the Award Shares, as the shares were issued in consideration of the outstanding contributions and services rendered by the Grantees in their roles as sales directors on behalf of the Company and/or its wholly owned operating subsidiaries. The grant of the Award Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof, as each of the Grantees has provided representations in the Restricted Stock Award Agreement between himself or herself and the Company as to his or her status as an “accredited investor” (as defined in Regulation D promulgated under the Securities Act). Although not obligated to do so under the Restricted Stock Award Agreements, the Company is considering filing a registration statement on Form S-8 to cover the resale of the Award Shares.

The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the Grant Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. With respect to the 26 Grantees who are not members of management, the Company accrued for the cost of the Award Shares during the period over which the sales directors qualified for the awards and reported these costs as marketing commission expense and a corresponding bonus liability in the fourth quarter of 2005 and in fiscal 2006. Therefore, no current period expense with respect to the portion of the grants which immediately vested has been incurred. However, additional expense will be incurred in subsequent periods during which the vesting of Award Shares occurs.

Furthermore, the Company has accounted for the grant of the Award Shares to the four members of management as marketing commission expense in the first quarter of 2007, the period in which the grant was approved by the Board of Directors (February 19, 2007). Therefore, a current expense of $2,799,994 with respect to the portion of the grant to management which immediately vested has been incurred. The Company also recorded $1,266,565 as marketing commission expense related to the amortization of the unvested portion of the Award Shares, which includes a nominal forfeiture rate of 4% due to the performance related criteria that must be met to determine vesting at each anniversary date.

As of March 31, 2007, there was approximately $19.0 million of unrecognized cost related to the 6,537,108 shares of non-vested restricted stock, which the Company expects to recognize over the next 3.75 years.

The following table summarizes the status of restricted shares during the first quarter of 2007:
		Weighted-
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2007	-	-
Granted	$9,650,009	$3.10
Vested	3,112,901	$3.10
Forfeited	-
Non-vested at March 31, 2007	$6,537,108	$3.10

NOTE 7 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for printing of its sales materials. During the three months ended March 31, 2007 and 2006, the Company expended $490,688 and $195,629, respectively, for printing sales materials. In addition, at March 31, 2007 and December 31, 2006, the Company has a pre-paid asset of $277,786 and $136,553, respectively, reflected on the balance sheet for payments related to work not yet completed.

The Company leases office space (which housed our previous headquarters office) in two buildings under separate commercial lease agreements. The buildings are owned and controlled by a company of which certain members of the Company’s Board of Directors are principals. The combined rental cost of both spaces is $15,000 per month. Combined rent expense for these two leases was $45,000 for the three months ended March 31, 2007 and 2006.

On May 4, 2007, the Company purchased three vehicles for a total of $128,000 from a company controlled by the Chairmen of the Board. The purchase price paid was set by independent dealers and approximated fair market value for the vehicles.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

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

Three Months Ended
March 31, 2007	Marketing	Travel	Technology	Parent	Elimination	Total

External and inter-segment revenue	$21,293,428	$3,149,437	$17,373	$-	$(281,757)	$24,178,481
Segment profit (loss)	(2,221,139)	965,964	(2,175)	(919,672)	-	(2,177,022)
Assets	32,904,515	5,543,750	-	9,122,750	(6,961,782)	40,609,233
Depreciation and amortization	153,748	-	-	60,284	-	214,032
Capital expenditures	923,558	-	-	1,070,144	-	1,993,702

Three Months Ended
March 31, 2006	Marketing	Travel	Technology	Parent	Elimination	Total

External and inter-segment revenue	$6,818,901	$1,415,798	$32,488	$-	$(103,861)	$8,163,326
Segment profit (loss)	334,356	499,319	24,785	(1,114,722)	-	(256,262)
Assets	7,918,266	2,440,667	-	7,663,747	(2,779,802)	15,242,878
Depreciation and amortization	42,042	-	-	23,360	-	65,402
Capital expenditures	119,924	-	-	-	-	119,924

NOTE 10 - SUBSEQUENT EVENTS

As of May 14, 2007, restricted cash increased $1,013,797 from the balance at March 31, 2007 of $2,485,432 to $3,499,229 related to additional funds held in a designated reserve account by the Company’s credit card processor. As of May 2, 2007, the Company terminated its agreement with its credit card processor and signed an agreement with a new credit card processor, effective May 2, 2007, which requires a reserve to be withheld of 5% of daily credit card receipts. The Company is in the process of having the $2,249,229 in restricted cash and the $750,000 certificate of deposit released by its former credit card processor. The Company expects to have those funds available as unrestricted cash by the end of the 3rd quarter of 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

We are a leading provider of Internet-based travel related services and operate through our three subsidiaries: YourTravelBiz.com, Inc., YTB Travel Network, Inc. and REZconnect Technologies, Inc. YourTravelBiz.com, Inc. (“YTB Marketing”) establishes and sells online travel agencies and compensates its Independent Marketing Representative (“IMRs”) who sell such travel agencies via a multilevel marketing commission structure. YTB Travel Network, Inc. (“YTB Travel”) contracts with the online travel agencies, provides online booking systems, fulfills travel orders and pays travel commissions. REZconnect Technologies, Inc. (“Technologies”) is a travel technology provider, including online travel booking engine technologies, and is a franchisor of travel agencies.

YTB Marketing conducts business through recruitment, enrollment, training and support of its sales force, consisting of approximately 178,000 IMRs who are responsible for enrolling Referring Travel Agents (“RTAs”), most of whom work from their homes. YTB Marketing’s (via its IMRs) sales of online travel agencies to RTAs benefit from certain advantages. Firstly, such sales are not subject to the seasonality of the travel business. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each RTA develops personal relationships with his or her customers, who book travel through the RTA’s own online travel store, thereby creating a significant advantage for our companies over the major online travel companies. The cost to book a trip through an RTA is usually nearly identical to booking a trip through a major online travel company. The RTAs’ online stores provide access to more than 60 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, Ourvacationstore.com and more.

As of March 31, 2007, there are approximately 82,932 RTA travel store websites in operation and numerous registered travel agents, which include franchisees and independent travel agents, using the Vacation Central travel portal site. Site owners are permitted to solicit organizations and associations for travel sites.

YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from approximately 82,932 websites and negotiates deals with over 60 preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to the Internet for travel services presents the opportunity for advancement of products and services by referral relationships. Future revenue growth should accelerate as more RTAs are added to the system, and as each goes through the various training programs that YTB Travel provides. RTA sites are available for use 24 hours, 7 days a week, providing travel agents the ability to personally follow-up with the online consumer and provide customer service.

Technologies generates revenue through registered travel agents and over 60 active franchised travel agencies. Technologies offers consumer driven websites which provide strong content and travel book-ability with over 60 booking engines incorporated into one site, covering virtually all aspects of the travel industry.

Our revenues are comprised primarily of online travel store sales and monthly RTA license fees, franchise fees and franchise service fees and commissions paid by travel providers. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.” Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier. Franchise fees are recognized when all material services and conditions required have been performed and the ability to collect the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on an accrual basis as earned. Revenue from online travel store sales is deferred and recognized ratably as revenue over a twelve-month period.

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

	Three months ended		Three months ended		Variance
	March 31, 2007	% of Net Revenues	March 31, 2006	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel stores and monthly fees	$17,965,361	74.3%	$6,061,307	74.3%	$11,904,054	196.4%
Travel commissions and services	2,537,694	10.5%	1,248,511	15.3%	1,289,183	103.3%
Franchise services fees and other fees	90,223	0.4%	84,552	1.0%	5,671	6.7%
Training programs and marketing materials	3,361,152	13.9%	734,710	9.0%	2,626,442	357.5%
Other	224,051	0.9%	34,246	0.4%	189,805	554.2%

Total net revenues	24,178,481	100.0%	8,163,326	100.0%	16,015,155	196.2%

OPERATING EXPENSES
Marketing commissions	16,136,795	66.7%	4,359,264	53.4%	11,777,531	270.2%
Travel commissions	1,608,688	6.7%	643,188	7.9%	965,500	150.1%
Depreciation and amortization	214,032	0.9%	65,402	0.8%	148,630	227.3%
Marketing and selling	1,379,400	5.7%	72,877	0.9%	1,306,523	1,792.8%
General and administrative	7,063,513	29.2%	3,162,497	38.7%	3,901,016	123.4%

Total operating expenses	26,402,428	109.2%	8,303,228	101.7%	18,099,200	218.0%

LOSS FROM OPERATIONS	(2,223,947)	(9.2%)	(139,902)	(1.7%)	(2,084,045)	1,489.6%

OTHER INCOME/(EXPENSE)
Interest and dividend income	49,536	0.2%	32,801	0.4%	16,735	51.0%
Interest expense	(2,611)	0.0%	(149,161)	(1.8%)	146,550	(98.2%)

Total income/(expense)	46,925	0.2%	(116,360)	(1.4%)	163,285	(140.3%)

NET LOSS	$(2,177,022)	(9.0%)	$(256,262)	(3.1%)	$(1,695,760)	749.5%

The following table sets forth the number of RTAs for each period covered by this report, as well as the sales figures for each period.

RTAs as of	RTAs as of
March 31, 2007	March 31, 2006
82,932	27,559

Site sales for the	Site sales for the
3 months ended	12 months ended
March 31, 2007	March 31, 2006
33,415	9,935

The RTA numbers represent the number of active RTAs paying $49.95 per month to us as monthly license fees. The site sales numbers represent the number of online travel store sites sold during each respective period. The number of sales, and the number of recurring monthly license fees paid, each directly impacts our revenues and expenses. As each new site is sold for $449.95, marketing commissions are paid on that sale. Likewise, each recurring monthly license fee paid results in marketing commissions paid to the IMRs. As the number of active RTAs grows, the amount of our travel commission revenue grows as well. Correspondingly, our travel commission expense follows suit.

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

Three months ended March 31, 2007 compared to three months ended March 31, 2006

The Company reported a net loss for the first quarter ended March 31, 2007 of $2,177,022, or ($0.07) per diluted share compared to a net loss of $256,262 or ($0.01) per diluted share for the comparable quarter of 2006. The overall results for the first quarter of 2007 were impacted by the recording of bonus expense consisting of marketing commissions of $4,066,559 while the comparable 2006 results were impacted by bonus expense totaling $502,706.

Net Revenues

Net revenues totaled $24,178,481 and $8,163,326 in the first quarter of 2007 and 2006, respectively.

•
Online travel store sales and monthly fees increased $11,904,054 or 196.4% in the first quarter of 2007 to $17,965,361 from the $6,061,307 reported in the comparable prior year quarter. The increase is due to the significant growth of YTB Marketing attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the boom in home-based businesses.

•
Travel agency commissions for the first quarter of 2007 increased $1,289,183 or 103.3% to $2,537,694 from the $1,248,511 reported in the comparable prior year quarter. The increase is attributable to an increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs.

•	Franchise service fees and other fees increased $5,671or 6.7% in the first quarter of 2007 to $90,223 from $84,552 reported in the first quarter of 2006

•
Training programs and marketing materials revenue increased $2,626,442 or 357.5% in the first quarter of 2007 to $3,361,152 from $734,710 in the comparable prior year quarter. This increase is due to the significant growth of sales revenues primarily from training programs, sales aides and miscellaneous promotional and marketing materials purchased by an increasing number of IMRs. Revenue from the sale of the “Success from Home” magazine, new in 2006, accounts for approximately $1.2 million of the increase in the first quarter of 2007. Additional increases in the first quarter of 2007 related to training programs revenue and sales aides and miscellaneous marketing materials revenue in the amount of approximately $1.0 million and $384,198, respectively, compared to the first quarter of 2006.

•
Other income increased in the first quarter of 2007 as compared to 2006 by $189,805 or 554.2% to $224,051 from $34,246. This increase is primarily related to new cruise-line incentive program revenue generated from new incentive programs that did not exist in the first quarter of 2006.

Operating Expenses

•
Marketing commissions increased by $11,777,531 or 270.2% in the first quarter of 2007 to $16,136,795 from $4,359,264 in the first quarter of 2006. This increase is due to the significant increase in active RTAs sold by our IMRs as well as the average amount of commissions paid per new RTA due to an increase in Dream Bonuses paid as well as the number of override commissions paid. The Dream Bonus is a $10,000 bonus paid when IMRs have recruited and maintained 100 paying RTAs. The initial license fee was increased October 1, 2006 in order to cover the increased costs incurred by the Company due to the increase in average commissions paid. Additionally, newly implemented commission programs contributed approximately $229,245 to the increase year over year. The first quarter ended March 31, 2007 also includes $4,066,559 in bonus expense for the Company’s IMRs earned in conjunction with a bonus program that began in the fourth quarter of 2005 while the first quarter of 2006 includes $502,706 of such expense.

•
Travel commissions for the first quarter of 2007 increased by $965,500 or 150.1% to $1,608,688 from $643,188 reported in the first quarter of 2006. The increase is attributable to an increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs.

•
Depreciation and amortization was $214,032 in the first quarter of 2007, compared to $65,402 in the corresponding quarter of 2006. The increase in depreciation and amortization is primarily attributable to the new additions related to the Company’s new headquarters building and assets related to the growth of the Company’s infrastructure.

•
Marketing and selling expenses increased by $1,306,523 or 1,792.8% from $72,877 in the first quarter of 2006 to $1,379,400 in the first quarter of 2007. The increase is attributable to an increase in promotional efforts in connection with our Super Bowl insert and our leadership bulletins which led to an increase in RTAs.

•
General and administrative expenses increased $3,901,016 to $7,063,513 in the first quarter of 2007 from $3,162,497 in the first quarter of 2006. As a percentage of total net revenues, these expenses were 29.2% in 2007 and 38.7% in 2006. The increase in general and administrative expense in 2007 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume. The increase is also attributable to costs associated with the ongoing implementation of new business strategies company-wide.

Variability of Results

The Company’s travel products and services gross bookings have increased from the first quarter of 2006 to the first quarter of 2007 due to increase in the number of hosted websites and an increase in products and services sold by travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from the first quarter of 2006 to the first quarter of 2007.

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

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, but are not limited to (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company’s ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company’s online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company’s business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to the events of September 11, 2001 and the conflict in Iraq.

In addition, the Company expects that it will experience seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based travel sales.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the first quarters of 2007 and 2006:

	Three months ended
	March 31, 2007	March 31, 2006
Net cash provided by (used in):
Operating activities	$5,108,190	$(187,750)
Investing activities	(1,259,278)	382,502
Financing activities	(1,854,668)	(94,461)

Net increase in cash	$1,994,244	$100,291

Net cash provided by operating activities in the first quarter of 2007 was $5,108,190, as compared to cash used in operating activities of $187,750 in the first quarter of 2006.

Net cash used in investing activities was $1,259,278 during the three months ended March 31, 2007, as compared to cash provided by investing activities of $382,502 for the same period in 2006. This $1,641,780 increase in cash consumed was primarily due to an increase of $1,804,150 in purchases of property and equipment partially offset by an increase of $162,370 in net proceeds from the sale of available-for-sale securities.

Net cash consumed by financing activities was $1,854,668 and $94,461, respectively, in the first quarters of 2007 and 2006. The cash consumed by financing activities in the first quarter of 2007 was primarily attributable to the repayment of the December 31, 2006 bank overdraft balance of $812,464 and the increase in restricted cash-collateral used as a reserve for credit card processing of $1,235,432 partially offset by $198,437 in proceeds from the exercise of common stock warrants issued by the Company. The cash used in financing activities in the comparable prior year quarter was primarily the result of the repayment of notes payable.

As of March 31, 2007, the Company had $1,994,244 in cash and cash equivalents and $349,795 in short-term investments. The Company believes that its cash and short term investments on hand at March 31, 2007, and its cash flow from operations will be sufficient to meet its obligations on a timely basis for the next 12 months.

Off - Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2006 Annual Report on Form 10-KSB that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report on Form 10-KSB.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company continues to develop disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s procedures are designed to achieve.

As of the end of the quarterly period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were material weaknesses with our disclosure controls and procedures in so far as they were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

As a result of the above, the Company reorganized its executive personnel to address these issues. In connection with the reorganization, the Company is developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes that progress had been made to improve the Company’s system of disclosure controls and procedures. However, despite management’s efforts, material weaknesses continue to exist in the Company’s disclosure controls and procedures. Management believes that additional progress in strengthening its disclosure controls and procedures will continue through 2007.

Changes in Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of the end of the quarterly period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during such fiscal quarter. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.            Exhibits.

2.1
Amended and Restated Merger and Stock Exchange Agreement dated November 19, 2004 by and between REZconnect Technologies, Inc. and YourTravelBiz.com, Inc., incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K as amended, Exhibit 2.1, filed June 20, 2005.

3.1	Certificate of Incorporation of the Company, incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 3.1, filed January 10, 2005.

3.2	Amended By-Laws of the Company, incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 3.2, filed January 10, 2005.

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

* These certifications is attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. Signed originals of these written statements required by Section 906 have been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YTB International, Inc

/s/ J. Scott Tomer
J. Scott Tomer
Chief Executive Officer and Director

Dated: May 15, 2007

/s/ John D. Clagg
John D. Clagg,
Chief Financial Officer

Dated: May 15, 2007