Form 10QSB
period 2007-06-30
YTB International, Inc.
filed 2007-08-14
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes [ x ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 10, 2007, there were 32,406,287 shares, $.001 par value, of the issuer’s Class A common stock outstanding and 64,812,574 shares, $.001 par value, of the issuer’s Class B common stock outstanding. *

* Includes 6,537,108 shares of restricted Class A common stock and 13,074,216 shares of restricted Class B common stock that have been issued but have not yet vested and are therefore not beneficially owned by any stockholder.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB
Three and six months ended June 30, 2007

On July 31, 2007 (the “Reclassification Date”), we filed an Amended and Restated Certificate of Incorporation which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and to increase the Company’s total authorized capital. Stockholders of record on the Reclassification Date received two shares of Class B common stock and one share of Class A common Stock in exchange for each share of existing common stock held as of the Reclassification Date. All share and per share amounts in this Quarterly Report on Form 10-QSB reflect this reclassification. The par value of the additional shares of common stock issued in connection with the stock split will be credited to “Common stock” and a like amount charged to “Additional paid-in-capital” in third quarter of 2007.

Item 1. Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,032,054	$-
Restricted cash	4,506,190	1,250,000
Available-for-sale securities	1,025,888	1,014,591
Accounts receivable (less allowance for doubtful accounts of
$5,699 in 2007 and $6,919 in 2006)	2,134,746	103,539
Inventory	1,097,152	1,016,690
Notes receivable (less allowance for uncollectible notes of
$52,000 in 2007 and $0 in 2006)	1,967,358	1,233,624
Prepaid marketing commissions	22,889,808	12,978,516
Other prepaid expenses and current assets	1,397,665	394,125

Total current assets	36,050,861	17,991,085

Property and equipment, net	8,770,841	6,191,408
Intangible assets, net	2,431,860	2,468,580
Goodwill	2,979,322	2,224,322
Other assets	6,867	14,994

TOTAL ASSETS	$50,239,751	$28,890,389

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$-	$812,464
Accounts payable and accrued expenses	7,399,550	5,099,248
Current maturities of long-term debt	21,583	21,156
Deferred revenue	28,491,993	14,769,085
Accrued bonuses	187,415	7,435,132
Short-term debt	2,500,000	2,500,000

Total current liabilities	38,600,541	30,637,085

Other long-term liabilities:
Long-term debt, less current maturities	230,760	241,659
Deferred revenue, less current portion	-	4,366
Deferred tax liability	755,000	-
Other income tax liabilities	105,091	-
Other liabilities	13,733	23,636

Total other long-term liabilities	1,104,584	269,661

TOTAL LIABILITIES	39,705,125	30,906,746

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2007 and December 31, 2006.	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 32,347,359 and 27,870,454 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, and Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 64,694,718 and 55,740,908 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	32,347	27,870
Additional paid-in capital	33,424,821	20,268,006
Retained earnings (deficit)	(22,922,542)	(22,312,233)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	10,534,626	(2,016,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$50,239,751	$28,890,389
See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	June 30, 2007	June 30, 2006
NET REVENUES
Online travel store sales and monthly license fees	$23,309,601	$7,405,332
Travel commissions and services	5,856,731	1,904,131
Franchise service fees and other fees	62,075	90,823
Training programs and marketing materials	3,352,211	460,835
Other	225,528	18,040

Net revenues	32,806,146	9,879,161

OPERATING EXPENSES
Marketing commissions	18,946,646	5,883,341
Travel commissions	3,876,327	1,327,317
Depreciation and amortization	263,943	68,068
Marketing and selling	1,349,190	273,086
General and administrative	6,836,504	3,608,946

Total operating expenses	31,272,610	11,160,758

INCOME (LOSS) FROM OPERATIONS	1,533,536	(1,281,597)

OTHER INCOME (EXPENSE)
Interest and dividend income	131,018	42,575
Interest expense	(1,315)	(151,493)
Gain on sale of assets	8,565	1,000

Total other income (expense)	138,268	(107,918)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,671,804	(1,389,515)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$1,671,804	$(1,389,515)

NET INCOME (LOSS) PER SHARE:

Weighted-average shares outstanding - basic	96,529,578	82,008,780
Weighted-average shares outstanding - diluted	105,887,781	82,008,780

Net income (loss) per share - basic	$0.02	$(0.02)
Net income (loss) per share - diluted	$0.02	$(0.02)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
NET REVENUES
Online travel store sales and monthly license fees	$41,274,962	$13,466,639
Travel commissions and services	8,394,425	3,152,642
Franchise service fees and other fees	152,298	175,375
Training programs and marketing materials	6,713,363	1,195,545
Other	449,579	52,286

Net revenues	56,984,627	18,042,487

OPERATING EXPENSES
Marketing commissions	35,701,848	10,272,577
Travel commissions	5,485,015	1,970,505
Depreciation and amortization	477,975	133,470
Marketing and selling	2,728,590	345,963
General and administrative	13,281,610	6,741,471

Total operating expenses	57,675,038	19,463,986

LOSS FROM OPERATIONS	(690,411)	(1,421,499)

OTHER INCOME (EXPENSE)
Interest and dividend income	180,554	75,376
Interest expense	(3,926)	(300,654)
Gain on sale of assets	8,565	1,000

Total other income (expense)	185,193	(224,278)

LOSS BEFORE INCOME TAX PROVISION	(505,218)	(1,645,777)

INCOME TAX PROVISION	-	-

NET LOSS	$(505,218)	$(1,645,777)

NET LOSS PER SHARE:

Weighted-average shares outstanding	95,801,451	82,008,780

Net loss per share - basic and diluted	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred					Additional	Retained	Total
	Stock		Common Stock			Paid-in	Earnings	Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at January 1, 2007	-	$-	27,870,454	55,740,908	$27,870	$20,268,006	$(22,312,233)	$(2,016,357)

Common shares issued for restricted
stock grant	-	-	3,112,901	6,225,802	3,113	9,646,880	-	9,649,993

Amortization of restricted stock
(unvested)	-	-	-	-	-	2,444,821	-	2,444,821

Common shares issued for
options exercised	-	-	400,000	800,000	400	399,600	-	400,000

Exercise of common stock warrants	-	-	964,004	1,928,008	964	641,911	-	642,875

Stock option compensation	-	-	-	-	-	23,603	-	23,603

Adoption of FIN 48 cummulative
effect adjustment	-	-	-	-	-	-	(105,091)	(105,091)

Net loss	-	-	-	-	-	-	(505,218)	(505,218)
Balance at June 30, 2007	-	$-	32,347,359	64,694,718	$32,347	$33,424,821	$(22,922,542)	$10,534,626

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(505,218)	$(1,645,777)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	477,975	133,470
Loss on disposal of property and equipment	127,939
Shares issued for restricted stock grant	2,799,994	-
Amortization of restricted stock (unvested)	2,444,821	-
Stock option expense	23,603	106,581
Change in operating assets and liabilities:
Accounts receivable, net	(2,031,207)	(125,687)
Notes receivable	(733,734)	(409,720)
Inventory	(80,462)	-
Prepaid marketing commissions	(9,911,292)	(3,165,901)
Other prepaid expenses and current assets	(1,003,540)	(337,716)
Other assets	8,127	1,190
Accounts payable and accrued expenses	2,230,674	(248,000)
Accrued bonuses	(397,718)	940,334
Deferred revenue	13,722,908	3,487,530
Convertible debt derivative	-	333,390
Other liabilities	(14,269)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,158,601	(930,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,078,999)	(258,926)
Proceeds from sale of available-for-sale securities	(11,297)	2,862,253
Purchases of available-for-sale securities	-	(1,702,560)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,090,296)	900,767

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank overdraft	(812,464)	-
Principal payments on debt	(10,472)	(10,530)
Repayment of notes payable	-	(92,898)
Restricted cash-collateral used as reserves for
credit card processing	(3,256,190)	-
Proceeds from exercise of common stock options	400,000	-
Proceeds from exercise of common stock warrants	642,875	-
NET CASH USED IN FINANCING ACTIVITIES	(3,036,251)	(103,428)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,032,054	(132,967)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	230,358
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,032,054	$97,391

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$101,780	$7,875

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable and property and equipment	$69,628	$-
Shares issued under a restricted stock grant in settlement of
bonus liability	$6,849,999	$-
Shares issued in cashless warrant exercise	$602	$-
Increase in goodwill related to increase in deferred tax liability	$755,000	$-
FIN 48 cumulative effect adjustment	$105,091	$-

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTBI,” or the “Company”) and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc. (“YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”), and REZconnect Technologies, Inc. (“REZconnect”), sometimes hereafter collectively referred to as the “Company”, provide Internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry, and is also a full-service provider of travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “YTB”, “Your Travel Biz”, “Travel Network”, and “Vacation Central”, as well as Internet websites “Bookmytravel.com”, “REZconnect.com” and “RezCity.com”. The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of Illinois. One of its subsidiaries maintains administrative offices in New Jersey.

Each of the three aforementioned operating subsidiaries was formed to separate the Company’s operations into three basic divisions. The YTB Marketing subsidiary markets online travel agencies on behalf of YTBI via the activities of Independent Marketing Representatives (“Reps”). The REZconnect subsidiary operates as a travel vendor relationship management company and offers franchises of brick and mortar travel agencies. All of REZconnect’s franchised operations are independently owned and operated. The YTB Travel subsidiary is a travel agency which books online travel transactions, collects travel commissions and pays sales commissions. All sales of travel products by the Company are made through its independent agencies and franchisees, or through its interactive websites.

NOTE 2 - BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of June 30, 2007, the related Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2007 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

Certain reclassifications have been made to the 2006 financial statements to conform to the current year presentation.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share, basic is computed based on the weighted average number of common shares outstanding for the period. Earnings (loss) per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$1,671,804	$(1,389,515)	$(505,218)	$(1,645,777)

Denominator:
Weighted average common shares and
denominator for basic calculation:	96,529,578	82,008,780	95,801,451	82,008,780

Weighted average effects of dilutive
equity based compensation awards:
Stock options	270,807	-	-	-
Stock warrants	4,626,219	-	-	-
Restricted stock awards	4,461,177	-	-	-

Denominator for diluted calculation	105,887,781	82,008,780	95,801,451	82,008,780

Net income (loss) per share - basic	$0.02	$(0.02)	$(0.01)	$(0.02)
Net income (loss) per share - diluted	$0.02	$(0.02)	$(0.01)	$(0.02)

An aggregate of 11,679,624, and 1,825,371 and 2,327,901 shares for the six months ended June 30, 2007 and the six and three months ended June 30, 2006, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 4 - RESTRICTED CASH

Restricted cash as of June 30, 2007 and December 31, 2006 was $4,506,190 and $1,250,000, respectively. Restricted cash as of December 31, 2006 includes a $750,000 certificate of deposit representing a reserve held by the Company’s former credit card processor and a $500,000 certificate of deposit representing collateral for the outstanding note on the property for the new corporate headquarters. The increase in restricted cash of $3,256,190 at June 30, 2007 compared with December 31, 2006 was due to additional amounts of $4,006,190 withheld in designated accounts as reserves by the Company’s credit card processors, offset by the release during the second quarter of 2007 of the $750,000 certificate of deposit held by the Company’s former credit card processor as of December 31, 2006. As of May 2, 2007, the Company terminated its agreement with its credit card processor and signed an agreement with a new credit card processor, effective May 2, 2007, which requires a reserve to be withheld of 5% of daily credit card receipts. The reserve with the new credit card processor totaled $501,463 as of June 30, 2007. The terms of the agreement with the Company’s former processor allowed for the credit card company to withhold daily 15% of the Company’s credit card receipts. The Company is in the process of having the $3,504,727 in restricted cash held by its former credit card processor released and available as unrestricted cash by the end of fiscal 2007.

NOTE 5- INVENTORY

Inventory consists of the following materials available for sale to Reps:

	June 30, 2007	December 31, 2006
"Success From Home" magazines	$628,117	$906,600
Printed marketing materials	469,035	110,090

Inventory	$1,097,152	$1,016,690

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2007	December 31, 2006
Equipment	$1,635,488	$1,105,005
Furniture and fixtures	757,536	436,369
Capitalized software	1,717,893	1,555,003
Vehicles	226,532	168,908
Building and improvements	4,081,268	3,085,519
Land	1,538,694	1,538,693
Construction in progress	869,324	-
Leasehold improvements	115,272	116,522
	10,942,007	8,006,019
Less: Accumulated depreciation	(2,171,166)	(1,814,611)

Property and equipment, net	$8,770,841	$6,191,408

Depreciation and amortization expense on property and equipment was $245,583 and $49,707 for the three months ended June 30, 2007 and 2006, respectively and $441,255 and $96,749 for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007 and December 31, 2006, capitalized software development costs, net of accumulated amortization, totaled $343,105 and $235,299, respectively. For the three months ended June 30, 2007 and 2006, the Company recorded amortization of capitalized software development costs of $32,721 and $7,690, respectively and $55,084 and $15,380 for the six months ended June 30, 2007 and 2006, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 7 - STOCK-BASED COMPENSATION

Stock Options

As of June 30, 2007, the Company had a stock-based employee compensation plan, which is described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-KSB for the year ended December 31, 2006.

On April 24, 2006, the Company’s Board of Directors granted 750,000 options to certain employees and directors and two outside consultants, 75,000 of which were forfeited September 30, 2006. These stock options vest in equal increments on the anniversary date over the next five years and expire six years from the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%. The Company recognized $10,409 and $58,735 for the three months ended June 30, 2007 and 2006, respectively, in compensation expense for stock options and $23,603 and $106,581 for the six months ended June 30, 2007 and 2006, respectively. Unrecognized expense related to future service on existing stock options as of June 30, 2007 and 2006 is $75,277 and $62,550, respectively.

The following table provides additional information with respect to stock option plan activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value

Options outstanding, beginning of period	1,875,000	$0.36	$0.210
For the period from January 1 to June 30, 2007:
Granted	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Exercised	(1,200,000)	0.33	0.220

Options outstanding, end of period	675,000	$0.40	$0.200

Options exercisable, end of period	135,000	$0.40	$0.120

A summary of stock options outstanding and exercisable as of June 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price
$1.01 - $1.20	675,000	4.82	$0.40	135,000	$0.40

Total	675,000	4.82	$0.40	135,000	$0.40

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Restricted Stock

On February 19, 2007, the Board of Directors of the Company approved a one-time restricted stock award effective as of January 2, 2007 (the "Grant Date"), of an aggregate of 28,950,027 shares (the “Award Shares”) of the Company’s common stock, par value $0.001 per share, to thirty sales directors (each, a “Grantee”) who have made outstanding contributions to the growth and success of the Company and/or its wholly owned operating subsidiaries. Of the 30 Grantees, three are members of the Company’s Board of Directors and one is the President of an operating subsidiary. The Award Shares vest in stages for each Grantee, provided various performance-related conditions specified in the restricted stock award agreement entered into by the Company and each Grantee (each, a “Restricted Stock Award Agreement”) are satisfied at each vesting date. The Grantees are the Company’s most successful Reps who have met the criteria for being deemed “sales directors”.

An aggregate of 9,338,703 of the Award Shares (or approximately 32.3% of each award) vest immediately on the Grant Date, while up to an additional 19,611,324 Award Shares in the aggregate are subject to vesting in four equal installments of up to 4,902,831 shares each on the first four anniversary dates of the Grant Date. The vesting of any single Grantee’s award shall be determined independently of the vesting of any other Grantee’s award; thus, each Grantee must independently meet the performance related criteria specified in the Restricted Stock Award Agreement between himself or herself and the Company. The Company’s transfer agent, American Stock Transfer & Trust Company, serves as escrow agent with respect to the unvested Award Shares awarded and will retain same until the relevant vesting conditions in each Restricted Stock Award Agreement, are met. To the extent that the conditions to the vesting of any unvested Award Shares of a Grantee have not been met by the relevant vesting date therefor, such shares shall be cancelled by the Company.

The Company received no cash consideration for the Award Shares, as the shares were issued in consideration of the outstanding contributions and services rendered by the Grantees in their roles as sales directors on behalf of the Company and/or its wholly owned operating subsidiaries. The grant of the Award Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof, as each of the Grantees has provided representations in the Restricted Stock Award Agreement between himself or herself and the Company as to his or her status as an “accredited investor” (as defined in Regulation D promulgated under the Securities Act). Although not obligated to do so under the Restricted Stock Award Agreements, on May 17, 2007, the Company filed a registration statement on Form S-8 to cover the resale of the Award Shares.

The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the Grant Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. With respect to the 26 Grantees who are not members of management, the Company accrued for the cost of the Award Shares during the period over which the sales directors qualified for the awards and reported these costs as marketing commission expense and a corresponding bonus liability in fiscal 2006. Therefore, no current period expense with respect to the portion of the grants which immediately vested has been incurred. However, additional expense will be incurred in subsequent periods during which the vesting of Award Shares occurs.

Furthermore, the Company has accounted for the grant of the Award Shares to the four members of management as marketing commission expense in the first quarter of 2007, the period in which the grant was approved by the Board of Directors (February 19, 2007). Therefore, a current expense of $2,799,994 with respect to the portion of the grant to management which immediately vested has been incurred. The Company also recorded $1,222,411 and $2,444,821, respectively, for the three and six months ended June 30, 2007 as marketing commission expense related to the amortization of the unvested portion of the Award Shares, which includes a nominal forfeiture rate of 4% due to the performance related criteria that must be met to determine vesting at each anniversary date.

As of June 30, 2007, there was approximately $17.7 million of unrecognized compensation expense related to the 19,611,324 shares of non-vested restricted stock, which the Company expects to recognize over the next 3.50 years.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the status of restricted shares during the first half of 2007:

		Weighted-
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2007	-	-
Granted	28,950,027	$1.03
Vested	9,338,703	$1.03
Forfeited	-
Non-vested at June 30, 2007	19,611,324	$1.03

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for printing of its sales materials. During the three months ended June 30, 2007 and 2006, the Company expended $606,808 and $245,754, respectively, for printing sales materials and $1,077,581 and $441,383 for the six months ended June 30, 2007 and 2006, respectively. In addition, at June 30, 2007 and December 31, 2006, the Company has a pre-paid asset of $513,159 and $136,553 respectively, reflected on the balance sheet for payments related to work not yet completed.

The Company leases office space (which housed our previous headquarters office) in two buildings under separate commercial lease agreements. The buildings are owned and controlled by a company in which certain members of the Company’s Board of Directors are principals. The combined rental cost of both spaces is $15,000 per month. Combined rent expense for these two leases was $45,000 for the three months ended June 30, 2007 and 2006 and $90,000 for the six months ended June 30, 2007 and 2006. See Note 12 “Subsequent Events”.

On May 4, 2007, the Company purchased three vehicles for a total of $128,000 from a company controlled by the Chairman of the Board. The purchase price paid was set by independent dealers and approximated fair market value for the vehicles.

During the six months ended June 30, 2007, the Company made aggregate payments of approximately $927,000 pursuant to the terms of the development contract for its new corporate headquarters in Wood River, Illinois. The contract for the development of the real property that serves as such headquarters was awarded to Winfield Development, which is controlled by Clay Winfield, a member of the Company's board of directors.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 10 - SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of online travel stores including the development of a sales network (“Marketing”) and sales of travel through online travel stores (“Travel”). The Company’s business segments operate primarily in the United States, but are structured for potential international growth. During the second quarter of 2007, the Company changed its reportable segments from those that were presented as of December 31, 2006. The Company collapsed the Technology segment previously reported into the Travel segment as the amounts related to Technology were immaterial.

Prior to the second quarter of 2007, the Company reported in three operating segments, Marketing, Travel and Technology. The Marketing segment was comprised of the YTB Marketing subsidiary and the Travel segment was comprised of the YTB Travel subsidiary and an applicable portion of the operations of the REZconnect subsidiary, with the remaining portion of REZconnect reported in the Technology segment. During the second quarter of 2007, the Company collapsed the Technology segment previously reported into the Travel segment as the amounts related to Technology were immaterial.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. The “Parent” column includes corporate items not specifically allocated to the segments.

Three Months Ended
June 30, 2007	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$26,683,569	$5,840,820	$-	$281,757	$32,806,146
Segment profit (loss)	967,111	1,712,544	(1,007,851)	-	1,671,804
Assets	38,926,714	8,599,360	9,720,937	(7,007,260)	50,239,751
Depreciation and amortization	193,741	1,063	69,139	-	263,943
Capital expenditures	679,803	101,750	373,372	-	1,154,925

Three Months Ended
June 30, 2006	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$7,860,647	$2,139,661	$-	$(121,147)	$9,879,161
Segment profit (loss)	(508,427)	364,443	(1,245,531)	-	(1,389,515)
Assets	10,301,005	3,346,868	7,435,850	(4,375,226)	16,708,497
Depreciation and amortization	44,708	-	23,360	-	68,068
Capital expenditures	139,001	-	-	-	139,001

Six Months Ended
June 30, 2007	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$47,976,997	$9,007,630	$-	$-	$56,984,627
Segment profit (loss)	(1,254,028)	2,676,333	(1,927,523)	-	(505,218)
Assets	38,926,714	8,599,360	9,720,937	(7,007,260)	50,239,751
Depreciation and amortization	347,489	1,063	129,423	-	477,975
Capital expenditures	1,603,361	101,750	1,443,516	-	3,148,627

Six Months Ended
June 30, 2006	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$14,679,548	$3,587,947	$-	$(225,008)	$18,042,487
Segment profit (loss)	(174,071)	888,547	(2,360,253)	-	(1,645,777)
Assets	10,301,005	3,346,868	7,435,850	(4,375,226)	16,708,497
Depreciation and amortization	86,750	-	46,720	-	133,470
Capital expenditures	258,925	-	-	-	258,925

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 11 - INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The Company adopted FIN 48. The cumulative effect of adopting FIN 48 has been recorded as a net decrease to retained earnings (deficit) of $105,091. On the date of adoption of FIN 48, and June 30, 2007, the Company had $2,000,549 of unrecognized tax benefits. Of the unrecognized tax liabilities at June 30, 2007, $150,134 if recognized, would impact the Company’s effective income tax rate.

The unrecognized tax liabilities relate to certain tax deductions claimed on federal and state tax returns that are uncertain as to the ultimate outcome. As a result of the federal and state tax uncertainties identified as of the date of adoption and as of June 30, 2007, the deferred tax asset related to the Company’s net operating losses has been reduced by approximately $1,895,000 with a corresponding reduction to the valuation allowance.

The Company’s federal income tax returns for the tax years after 2002 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2002.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized for the three months ended June 30, 2007 was approximately $3,750. Accrued interest of $7,511 related to income tax uncertainties was recognized as a component of other noncurrent liabilities at  June 30, 2007. No penalties have been recognized as of June 30, 2007 as management believes, when the applicable state returns are filed voluntarily, that it will successfully be able to have penalties abated.

Income Taxes - SFAS 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The Company has provided for a full valuation allowance against its deferred tax assets at June 30, 2007 and December 31, 2006. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

Also during the second quarter ended June 30, 2007, during the Company’s FIN 48 analysis, the Company discovered that a long-term deferred tax liability with a corresponding increase to goodwill had not been recorded on the Company’s balance sheet pertaining to the intangible assets created during the tax-free merger in 2004. The deferred tax liability associated with the intangible assets of $1.3 million should have been recorded with a reduction in the valuation allowance of approximately $500,000 and an increase to goodwill of $755,000, resulting in a net deferred tax liability of $755,000. As these adjustments had no impact on the Company’s results of operations or cash flows in any period, the adjustments were made in the second quarter of 2007, with no prior period adjustment.

The tax effect of the losses during the first quarter of 2007 and for the six months ended June 30, 207 were not recognized during the first and second quarters of 2007, respectively, therefore no tax provision was made for the income that arose during the second quarter of 2007.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 12 - SUBSEQUENT EVENTS

On July 16, 2007, three of the Company’s Reps, who have qualified as sales directors, received performance-based grants consisting of discounted stock options pursuant to the 2007 Sales Director Bonus Plan, which was approved by the board of directors on February 19, 2007 and subsequently approved by the shareholders at the annual meeting on June 11, 2007. Each of the three qualifying sales directors received 70,422 options based upon the defined level of achievement measured as of June 30, 2007. These options have an exercise price of $0.71, which is equal to fifty percent (50%) of the fair market value of our Common Stock on the close of business on the business day immediately preceding the grant date as defined by the 2007 Sales Director Bonus Plan. All of the options granted vested immediately on the date of the grant, however, the options are exercisable on the following schedule: 1/3 are exercisable any day for the remainder of 2007, 1/3 are exercisable on December 15, 2008 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2009 (and only on such date). The fair value of the three awards as of the date of the grant, based upon the Black-Scholes option pricing model, is $187,415 and is recorded as accrued bonuses on the accompanying balance sheet as of June 30, 2007 with a corresponding expense recorded as marketing commissions.

On July 27, 2007, the Company exercised its option (the “Building One Purchase Option”) under that certain Commercial Lease Agreement (the “Building One Lease”), dated December 22, 2004, by and between Meridian Land Company, Inc. (“Meridian”), as lessor, and the Company, as lessee, covering the approximately 13,000 square foot premises located at One Country Club View, Edwardsville, Illinois 62025 (the “Building One Leased Premises”) in order to purchase the real property on which the Building One Leased Premises are located (the “Building One Property”). As a result of its exercise of the Building One Purchase Option, the Company has entered into a contract with Meridian (the “Building One Purchase Contract”) to purchase the Building One Property.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Consistent with the terms of the Building One Purchase Option, under the Building One Purchase Contract, the purchase price for the Building One Property has been set at $1,850,000, of which $480,500 was paid by the Company in cash as of the signing of the Building One Purchase Contract and the remaining $1,369,500 of which constitutes obligations of Meridian to be paid and/or assumed by the Company at the closing, consisting of (i) $1,305,525 principal amount of aggregate indebtedness owed by Meridian to a local bank to be assumed by the Company or to be repaid by the Company via proceeds from a new financing, (ii) $57,791 of accrued property taxes owed by Meridian for the Building One Property for 2006 and for a pro-rata portion of 2007, and (iii) $6,184 of assorted closing costs of Meridian. The indebtedness to the local bank that may be assumed by the Company at the closing is secured by a mortgage on the Building One Property. Closing under the Building One Purchase Contract is to occur on or before September 1, 2007.

At the time of its exercise of the Building One Purchase Option, the Company had been leasing the Building One Leased Premises from Meridian for a five year term under the Building One Lease, which was to expire on June 30, 2010. The Building One Lease will be terminated upon the closing of the Company’s acquisition of the Building One Property.

Effective as of August 3, 2007, the Company entered into a contract (the “Building Two Purchase Contract”) with Meridian to purchase the real property located at Two Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”). The Company had been leasing approximately 5,000 of square feet at the premises located on the Building Two Property from Meridian for a five year term under that certain Commercial Lease Agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian, as lessor, and the Company, as lessee, which was to expire on October 31, 2010. The Building Two Lease will be terminated upon the closing of the Company’s acquisition of the Building Two Property.

The Company’s entry into the Building Two Purchase Contract is the result of Meridian’s exercise of a two year option (the “Building Two Put Option”), pursuant to the Building Two Lease, to sell the Building Two Property to the Company. Under the Building Two Put Option, Meridian has the right to sell the Building Two Property to the Company (to be accompanied by Meridian’s payment of $1.00) in exchange for one million eight hundred seventy five thousand (1,875,000) shares of the Company’s common stock, of which six hundred twenty-five thousand (625,000) shares will be Class A Common Stock and one million two hundred fifty thousand (1,250,000) shares will be Class B Common Stock. The finalized terms of the Building Two Put Option and Meridian’s exercise thereof are reflected in an amendment to the Building Two Lease which was entered into by Meridian and the Company on August 3, 2007 (the “Building Two Lease Amendment”). The entry into the Building Two Lease Amendment has resulted in the execution and delivery of the Building Two Purchase Contract.

As per the terms of the Building Two Lease Amendment, at the closing of the Company’s acquisition of the Building Two Property (which, under the Building Two Purchase Contract, is to occur on or before September 1, 2007), Meridian is to deliver title to the Building Two Property to the Company, free and clear of all liens, encumbrances and security interests, other than (i) a mortgage (the “Building Two Mortgage”) with respect to indebtedness owed by Meridian to a bank (the “Bank”) for which the aggregate principal amount outstanding as of August 3, 2007 was $1,996,416 and (ii) certain other leasehold estates held by current tenants at the building located on the Building Two Property. Despite the prospective transfer of the Building Two Property to the Company, Meridian will still be obligated to (x) continue to make all payments (whether principal or interest) with respect to the Building Two Mortgage and the related indebtedness owed to the Bank and (y) repay the indebtedness owed to the Bank and retire the Building Two Mortgage on or prior to the fifteen (15) month anniversary of the closing of the Company’s acquisition of the Building Two Property. Meridian has furthermore agreed to hold the Company harmless for failure to make any payments to the Bank related to the Building Two Mortgage.

At all times following the closing of the Building Two Property acquisition, the Company will be obligated to pay all real estate and other property taxes and all fees and expenses related to ownership of the Building Two Property (with the exception of payments to the Bank with respect to the Building Two Mortgage). Furthermore, the Company has agreed, at all times following the closing of the Building Two Property acquisition until the repayment by Meridian of the indebtedness owed with respect to the Building Two Mortgage, to remit to Meridian the rental payments that it collects under any other leases that burden the Building Two Property, provided that Meridian uses such rental payment proceeds solely towards repayment of indebtedness (whether principal or interest) owed to the Bank with respect to the Building Two Mortgage, and, provided further, that upon Meridian’s retirement of the Building Two Mortgage, the Company may terminate any such other leases burdening the Building Two Property at its sole discretion in order to occupy any portion, or all, of the premises located on the Building Two Property.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Under the Building Two Lease Amendment, Meridian has been granted customary “piggy-back” registration rights by the Company with respect to the 1,875,000 shares of the Company’s common stock that it will receive upon the closing of the Company’s acquisition of the Building Two Property, subject, in the case of any future underwritten offering in which Meridian may seek to include such shares, to the right of a managing underwriter to exclude such shares from such offering due to marketing limitations.

Meridian is controlled by Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of the Company’s Board of Directors. As with the original Building One Lease and the original Building Two Lease transactions, the exercise of the Building One Purchase Option and the entry into the Building One Purchase Contract as well as the Company’s entry into the Building Two Purchase Contract and the Building Two Lease Amendment, and its acceptance of the terms of the Building Two Put Option, as amended, were each approved by the independent members of the Company’s Board of Directors.

On July 31, 2007 (the “Reclassification Date”), the Company filed its Amended and Restated Certificate of Incorporation, previously approved by the shareholders at the annual meeting on June 11, 2007, which authorized the issuance of two classes of common stock - Class A Common Stock, par value $0.001 per share (“Class A Common Stock) and Class B Common Stock, par value $0.001 per share (“Class B Common Stock”) - and to increase the Company’s total authorized capital. This amendment enabled a reclassification of the Company’s existing common stock, par value $0.001 per share (“Existing Common Stock”). In the Reclassification, stockholders of record as of the Reclassification Date are entitled to receive two shares of Class B Common Stock and one share of Class A Common Stock in exchange for each share of Existing Common Stock held as of the Reclassification Date.

On August 1, 2007, the Company issued a press release in order to provide an update concerning trading in its Class A Common Stock following the effectiveness of the reclassification of its common stock and a related stock dividend. As announced in the Company’s July 17, 2007 and July 31, 2007 press releases, the common stock of the Company was reclassified and split as of the close of trading July 31, 2007. The release also re-stated that the new ticker symbol for the new Class A Common Stock is YTBLA. There is no symbol for the Class B Common Stock, as that security does not trade. The reclassification and stock split was recognized by the national quotation services and NASDAQ, but the Company was informed that the new symbol for the Class A Common Stock was not yet available on terminals of market makers. The Company informed the public that the Company does not control whether its stock is quoted for trading in the over-the-counter markets. The Company actively worked with market makers to provide to them company specific information that will enable them to complete the necessary NASD Form 211 and to commence quotations in the Class A Common Stock under the new symbol YTBLA. The Company cannot predict when the NASD will resume posting quotes for the stock.

On August 6, 2007, the Company announced it had created a special web page with information regarding the stock split including answers to frequently asked questions. The site is accessible via www.ytbi.com/investor. The Company announced that updates would be shared with shareholders as more information became available.

On August 7, 2007 the Company issued an additional update on the recent trading following the Company’s stock split and common stock reclassification. The Company learned from its transfer agent, American Stock Transfer & Trust Company, that the Depository Trust Company (“DTC”) had credited the Class B Common Stock Shares issuable upon the Company’s reclassification and split to all brokerage firms participating in DTC's book-entry system. The Company was informed that there may be an additional delay from the time that shares are credited to a brokerage firm by DTC until the shares may be viewed by individual shareholders holding accounts with such brokerage firms. The Company encouraged shareholders to contact their brokerage firms to inquire as to whether the shares of Class B Common Stock have been reflected in their individual accounts.

On August 10, 2007, the Company’s market maker approved and submitted Form 211 to the NASD for consideration and approval.

As of August 10, 2007, restricted cash decreased $2,165,636 from the balance at June 30, 2007 of $4,506,190 to $2,340,554 related to the release of $2,504,727 in restricted cash held by the Company's former credit card processor partially offset by additional funds held in a designated reserve account by the Company’s credit card processor of $339,091. The Company is in the process of having the remaining $1.0 million in restricted cash released by its former credit card processor. The Company expects to have those funds available as unrestricted cash by the end of the 4th quarter of 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a leading provider of Internet-based travel related services and operate through our three subsidiaries: YourTravelBiz.com, Inc., YTB Travel Network, Inc. and REZconnect Technologies, Inc. YourTravelBiz.com, Inc. (“YTB Marketing”) establishes and sells online travel agencies and compensates its Independent Marketing Representative (“Reps”) who sell such travel agencies via a multilevel marketing commission structure. YTB Travel Network, Inc. (“YTB Travel”) contracts with the online travel agencies, provides online booking systems, collects travel commissions and pays sales commissions. REZconnect Technologies, Inc. (“REZconnect”) is a travel vendor relationship management company and offers franchises of brick and mortar travel agencies. REZconnect is reported as part of the Travel segment for segment reporting purposes. As of December 31, 2006, portions of REZconnect were reported as the Technologies segment, but have been collapsed into the Travel segment as the amounts reported have become immaterial.

YTB Marketing conducts business through recruitment, enrollment, training and support of its sales force, consisting of approximately 204,840 Reps who are responsible for enrolling Referring Travel Agents (“RTAs”), most of whom work from their homes. Of the 204,840 Reps, approximately 100,300 are RTAs with active travel websites. YTB Marketing’s (via its Reps) sales of online travel agencies to RTAs benefit from certain advantages. Firstly, such sales are not subject to the seasonality of the travel business. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each RTA develops personal relationships with his or her customers, who book travel through the RTA’s own online travel store, thereby creating a significant advantage for our companies over the major online travel companies. The cost to book a trip through an RTA is nearly identical to booking a trip through a major online travel company. The RTAs’ online stores provide access to more than 60 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and more.

As of June 30, 2007, there are approximately 100,300 RTA travel store websites in operation and numerous registered travel agents, which include franchisees and independent travel agents, using the travel portal site. Site owners are permitted to solicit organizations and associations for travel sites. On July 11, 2007, the Company announced that it has been named as one of the country’s leading travel agencies in Travel Weekly’s 2007 Power List, ranking the Company as 35th among all travel agencies and included in the top 11 leisure travel agencies.

YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from approximately 100,300 websites and negotiates deals with preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to the Internet for travel services presents the opportunity for advancement of products and services by referral relationships. Future revenue growth should accelerate as more RTAs are added to the system, and as each goes through the various training programs that YTB Travel provides. RTA sites are available for use 24 hours, 7 days a week.

REZconnect is a travel relationship vendor management company as well as a franchisor of travel agencies and generates revenue through registered travel agents and franchised travel agencies.

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

Results of Operations

The following tables set forth, for the three and six months ended June 30, 2007 and 2006, as indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total net revenues. A summary of consolidated results follows.

	Three months ended		Three months ended		Variance
	June 30, 2007	% of Net Revenues	June 30, 2006	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel stores and monthly fees	$23,309,601	71.1%	$7,405,332	75.0%	$15,904,269	214.8%
Travel commissions and services	5,856,731	17.8%	1,904,131	19.3%	3,952,600	207.6%
Franchise services fees and other fees	62,075	0.2%	90,823	0.9%	(28,748)	(31.7%)
Training programs and marketing materials	3,352,211	10.2%	460,835	4.6%	2,891,376	627.4%
Other	225,528	0.7%	18,040	0.2%	207,488	1150.2%

Total net revenues	32,806,146	100.0%	9,879,161	100.0%	22,926,985	232.1%

OPERATING EXPENSES
Marketing commissions	18,946,646	57.8%	5,883,341	59.6%	13,063,305	222.0%
Travel commissions	3,876,327	11.8%	1,327,317	13.4%	2,549,010	192.0%
Depreciation and amortization	263,943	0.8%	68,068	0.7%	195,875	287.8%
Marketing and selling	1,349,190	4.1%	273,086	2.8%	1,076,104	394.1%
General and administrative	6,836,504	20.8%	3,608,946	36.5%	3,227,558	89.4%

Total operating expenses	31,272,610	95.3%	11,160,758	113.0%	20,111,852	180.2%

INCOME (LOSS) FROM OPERATIONS	1,533,536	4.7%	(1,281,597)	(13.0%)	2,815,133	(219.7%)

OTHER INCOME/(EXPENSE)
Interest and dividend income	131,018	0.4%	42,575	0.4%	88,443	207.7%
Interest expense	(1,315)	0.0%	(151,493)	(1.5%)	150,178	(99.1%)
Gain on sale of assets	8,565	0.0%	1,000	0.0%	7,565	756.5%

Total income/(expense)	138,268	0.4%	(107,918)	(1.1%)	246,186	(228.1%)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,671,804	5.1%	(1,389,515)	(14.1%)	3,061,319	(220.3%)

INCOME TAX PROVISION	-	-	-	-	-	-

NET INCOME (LOSS)	$1,671,804	5.1%	$(1,389,515)	(14.1%)	$3,061,319	(220.3%)

	Six months ended		Six months ended		Variance
	June 30, 2007	% of Net Revenues	June 30, 2006	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel stores and monthly fees	$41,274,962	72.4%	$13,466,639	74.6%	$27,808,323	206.5%
Travel commissions and services	8,394,425	14.7%	3,152,642	17.5%	5,241,783	166.3%
Franchise services fees and other fees	152,298	0.3%	175,375	1.0%	(23,077)	(13.2%)
Training programs and marketing materials	6,713,363	11.8%	1,195,545	6.6%	5,517,818	461.5%
Other	449,579	0.8%	52,286	0.3%	397,293	759.8%

Total net revenues	56,984,627	100.0%	18,042,487	100.0%	38,942,140	215.8%

OPERATING EXPENSES
Marketing commissions	35,701,848	62.7%	10,272,577	56.9%	25,429,271	247.5%
Travel commissions	5,485,015	9.6%	1,970,505	10.9%	3,514,510	178.4%
Depreciation and amortization	477,975	0.8%	133,470	0.8%	344,505	258.1%
Marketing and selling	2,728,590	4.8%	345,963	1.9%	2,382,627	688.7%
General and administrative	13,281,610	23.3%	6,741,471	37.4%	6,540,139	97.0%

Total operating expenses	57,675,038	101.2%	19,463,986	107.9%	38,211,052	196.3%

LOSS FROM OPERATIONS	(690,411)	(1.2%)	(1,421,499)	(7.9%)	731,088	(51.4%)

OTHER INCOME/(EXPENSE)
Interest and dividend income	180,554	0.3%	75,376	0.4%	105,178	139.5%
Interest expense	(3,926)	0.0%	(300,654)	(1.6%)	296,728	(98.7%)
Gain on sale of assets	8,565	0.0%	1,000	0.0%	7,565	756.5%

Total income/(expense)	185,193	0.3%	(224,278)	(1.2%)	409,471	(182.6%)

LOSS BEFORE INCOME TAX PROVISION	(505,218)	(0.9%)	(1,645,777)	(9.1%)	1,140,559	(69.3%)

INCOME TAX PROVISION	-	-	-	-	-	-

NET LOSS	$(505,218)	(0.9%)	$(1,645,777)	(9.1%)	$1,140,559	(69.3%)

The following table sets forth the number of RTAs for each period covered by this report, as well as the sales figures for each period.

RTAs as of	RTAs as of
June 30, 2007	June 30, 2006
100,344	34,241

Three months ended June 30, 2007 and 2006
Site sales for the	Site sales for the
3 months ended	3 months ended
June 30, 2007	June 30, 2006
34,309	11,867

Six months ended June 30, 2007 and 2006
Site sales for the	Site sales for the
6 months ended	6 months ended
June 30, 2007	June 30, 2006
67,724	21,802

The RTA numbers represent the number of active RTAs paying $49.95 per month to us as monthly license fees. The site sales numbers represent the number of online travel store sites sold during each respective period. The number of sales, and the number of recurring monthly license fees paid, each directly impacts our revenues and expenses. As each new site is sold for $449.95, marketing commissions are paid on that sale. Likewise, each recurring monthly license fee paid results in marketing commissions paid to the Reps. As the number of active RTAs grows, the amount of our travel commission revenue grows as well. Correspondingly, our travel commission expense follows suit.

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

Three months ended June 30, 2007 compared to three months ended June 30, 2006

The Company reported net income for the second quarter ended June 30, 2007 of $1,671,804, or $.02 per diluted share compared to a net loss of $1,389,515 or ($.02) per diluted share for the comparable quarter of 2006.

Net Revenues

Net revenues totaled $32,806,146 and $9,879,161 in the second quarter of 2007 and 2006, respectively.

•
Online travel store sales and monthly fees increased $15,904,269 or 214.8% in the second quarter of 2007 to $23,309,601 from the $7,405,332 reported in the comparable prior year quarter. The increase is due to the significant growth of YTB Marketing attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the boom in home-based businesses.

•
Travel agency commissions for the second quarter of 2007 increased $3,952,600 or 207.6% to $5,856,731 from the $1,904,131 reported in the comparable prior year quarter. The increase is attributable to the increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs. Also contributing to the growth in travel agency commissions is the fact that the Company is holding more travel training events/tradeshows in the second quarter of 2007 compared to 2006 that increase product awareness, making the Company’s RTAs more effective in selling travel. The Company anticipates the number of training events and tradeshows held will continue to increase as the number of RTAs continues to grow.

•
Franchise service fees and other fees decreased $28,748 or 31.7% in the second quarter of 2007 to $62,075 from $90,823 reported in the second quarter of 2006 as a result of the decline in active brick-and-mortar travel agencies as the market shifts to online travel bookings.

•
Training programs and marketing materials revenue increased $2,891,376 or 627.4% in the second quarter of 2007 to $3,352,211 from $460,835 in the comparable prior year quarter. This increase is due to the significant growth of sales revenues primarily from training programs, sales aides and miscellaneous promotional and marketing materials purchased by an increasing number of Reps. Revenue from the sale of the “Success from Home” magazine, new in 2006, accounts for $1.3 million of the increase in the second quarter of 2007. Additional increases in the second quarter of 2007 related to training programs revenue and sales aides and miscellaneous marketing materials revenue in the amount of $1.2 million and $349,142 respectively, compared to the second quarter of 2006. Training program revenue has increased significantly as the company is holding more meetings and the average attendance at the meetings is growing as well.

•
Other income increased in the second quarter of 2007 as compared to 2006 by $207,488 or 1,150.2% to $225,528 from $18,040. This increase is primarily related to new cruise-line incentive program revenue generated from new incentive programs that did not exist in the second quarter of 2006.

Operating Expenses

•
Marketing commissions increased by $13,063,305 or 222.0% in the second quarter of 2007 to $18,946,646 from $5,883,341 in the second quarter of 2006. This increase is due to the significant increase in active RTAs recruited by our Reps. The increase is also due to an increase in the number of sales directors in the Company along with an increase in the amount paid out to the entire Director’s Pool. The Director’s Pool consists of Reps who have achieved certain performance levels within the Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held. The second quarter ended June 30, 2007 also includes $187,415 in bonus expense for the Company’s Reps earned in conjunction with a new 2007 Sales Director Bonus Program approved by the shareholders at the Company’s annual meeting on June 11, 2007.

•
Travel commissions for the second quarter of 2007 increased by $2,549,010 or 192.0% to $3,876,327 from $1,327,317 reported in the second quarter of 2006. The increase is attributable to the increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs.

•
Depreciation and amortization was $263,943 in the second quarter of 2007, compared to $68,068 in the corresponding quarter of 2006. The increase in depreciation and amortization is primarily attributable to the new additions related to the Company’s new headquarters building and assets related to the growth of the Company’s infrastructure.

•
Marketing and selling expenses increased by $1,076,104 or 394.1% to $1,349,190 from $273,086 reported in the second quarter of 2006. The increase is primarily due to the increase in the promotional magazine program expense, which program was not in place during the second quarter of 2006; this expense is offset by the revenue collected on the sale of magazines to RTAs.

•
General and administrative expenses increased $3,227,558 to $6,836,504 in the second quarter of 2007 from $3,608,946 in the second quarter of 2006. As a percentage of total net revenues, these expenses were 20.8% in 2007 and 36.5% in 2006. The increase in general and administrative expense in 2007 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume as well as the costs associated with the ongoing implementation of new business strategies company-wide. The increases year over year relate primarily to :

▪
Salaries and benefits increased by $1.2 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of on line travel stores and continuing renewals of RTAs.

▪
Printing of marketing materials and sales aides increased by $628,000 due to the increased volume of on line store sales and renewals and the related sales of marketing materials for the growing base of RTAs.

▪	Postage and shipping increased by $399,000 as a result of the continued strong sales and renewal base of RTAs and the related costs to ship marketing materials to our RTAs.
▪	Credit card fees and bank charges increased by $256,000 in direct proportion to the number of sales and renewals.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

The Company reported a net loss for the six months ended June 30, 2007 of $505,218, or ($.01) per diluted share compared to a net loss of $1,645,777 or ($.02) per diluted share for the comparable period of 2006. The overall results for the first half of 2007 were impacted by the recording of sales director bonus expense recorded as marketing commissions of $4,253,974 while the comparable 2006 results were impacted by bonus expense totaling $1,213,834.

Net Revenues

Net revenues totaled $56,984,627 and $18,042,487 in the first half of 2007 and 2006, respectively.

•
Online travel store sales and monthly fees increased $27,808,323 or 206.5% in the first half of 2007 to $41,274,962 from the $13,466,639 reported in the comparable prior year period. The increase is due to the significant growth of YTB Marketing attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the boom in home-based businesses.

•
Travel agency commissions for the first half of 2007 increased $5,241,783 or 166.3% to $8,394,425 from the $3,152,642 reported in the comparable prior year period. The increase is attributable to an increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs. Also contributing to the growth in travel agency commissions is the fact that the Company is holding more travel training events/tradeshows in the second half of 2007 compared to 2006 that increase product awareness, making the Company’s RTAs more effective in selling travel. The Company anticipates the number of training events and tradeshows held will continue to increase as the number of RTAs continues to grow.

•
Franchise service fees and other fees decreased $23,077 or 13.2% in the first half of 2007 to $152,298 from $175,375 reported in the first half of 2006 as a result of the decline in active brick-and-mortar travel agencies as the market shifts to online travel bookings.

•
Training programs and marketing materials revenue increased $5,517,818 or 461.5% in the first half of 2007 to $6,713,363 from $1,195,545 in the comparable prior year period. This increase is due to the significant growth of sales revenues primarily from training programs, sales aides and miscellaneous promotional and marketing materials purchased by an increasing number of Reps. Revenue from the sale of the “Success from Home” magazine, new in 2006, accounts for approximately $2.5 million of the increase in the first half of 2007. Additional increases in the first half of 2007 related to training programs revenue and sales aides and miscellaneous marketing materials revenue in the amount of approximately $2.3 million and $767,953, respectively, compared to the first half of 2006. Training program revenue has increased significantly as the company is holding more meetings and the average attendance at the meetings is growing as well.

•
Other income increased in the first half of 2007 as compared to 2006 by $397,293 or 759.8% to $449,579 from $52,286. This increase is primarily related to new cruise-line incentive program revenue generated from new incentive programs that did not exist in the first half of 2006.

Operating Expenses

•
Marketing commissions increased by $25,429,271 or 247.5% in the first half of 2007 to $35,701,848 from $10,272,577 in the first half of 2006. This increase is primarily due to the significant increase in active RTAs recruited by our Reps. The first half ended June 30, 2007 also includes $4,253,974 in bonus expense for the Company’s Reps earned in conjunction with the Company’s sales director bonus programs while the first half of 2006 includes $1,213,834 of bonus expense. The increase is also due to an increase in the number of sales directors in the Company with guaranteed earnings, along with an increase in the amount paid out to the entire Directors’ Pool. The Directors’ Pool consists of Reps who have achieved certain performance levels within the Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held.

•
Travel commissions for the first half of 2007 increased by $3,514,510 or 178.4% to $5,485,015 from $1,970,505 reported in the first half of 2006. The increase is attributable to an increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs.

•
Depreciation and amortization was $477,975 in the first half of 2007, compared to $133,470 in the corresponding period of 2006. The increase in depreciation and amortization is primarily attributable to the new additions related to the Company’s new headquarters building and assets related to the growth of the Company’s infrastructure.

•
Marketing and selling expenses increased by $2,382,627 or 688.7% from $345,963 in the first half of 2006 to $2,728,590 in the first half of 2007. The increase is attributable to an increase in promotional efforts in connection with our Super Bowl insert and our leadership bulletins which led to an increase in RTAs. The increase is also due to the increase in magazine expense, which was not in place in the second quarter of 2006; this expense is offset by the revenue collected on the sale of magazines to RTAs.

•
General and administrative expenses increased $6,540,139 to $13,281,610 in the first half of 2007 from $6,741,471 in the first half of 2006. As a percentage of total net revenues, these expenses were 23.3% in 2007 and 37.4% in 2006. The increase in general and administrative expense in 2007 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume as well as costs associated with the ongoing implementation of new business strategies company-wide. The increases year over year relate primarily to :

▪
Salaries and benefits increased by $2.4 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of on line travel stores and continuing renewals of RTAs.

▪
Printing of marketing materials and sales aides increased by $0.9 million due to the increased volume of on line store sales and renewals and the related sales of marketing materials for the growing base of RTAs.

▪	Postage and shipping increased by $869,000 as a result of the continued strong sales and renewal base of RTAs and the related costs to ship marketing materials to our RTAs.
▪	Credit card fees and bank charges increased by $840,000 in direct proportion to the number of sales and renewals.

Variability of Results

The Company’s travel products and services gross bookings have increased from the second quarter of 2006 to the second quarter of 2007 due to increase in the number of hosted websites and an increase in products and services sold by travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from the second quarter of 2006 to the second quarter of 2007.

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

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, but are not limited to (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company’s ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company’s online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company’s business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to the events of September 11, 2001 and the conflict in the Middle East.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the first half of 2007 and 2006:

	Six months ended
	June 30, 2007	June 30, 2006

Net cash provided by (used in):
Operating activities	$7,158,601	$(930,306)
Investing activities	(3,090,296)	900,767
Financing activities	(3,036,251)	(103,428)

Net increase (decrease) in cash	$1,032,054	$(132,967)

Net cash provided by operating activities in the first half of 2007 was $7,158,601, as compared to cash used in operating activities of $930,306 in the first half of 2006.

Net cash used in investing activities was $3,090,296 during the six months ended June 30, 2007, as compared to cash provided by investing activities of $900,767 for the same period in 2006. This $3,991,063 increase in cash consumed was primarily due to an increase of $2,820,073 in purchases of property and equipment as well as a decrease of $1,170,990 in net proceeds from the sale of available-for-sale securities.

Net cash consumed by financing activities was $3,036,251 and $103,428, respectively, in the first six months of 2007 and 2006. The cash consumed by financing activities in the first half of 2007 was primarily attributable to the repayment of the December 31, 2006 bank overdraft balance of $812,464 and the increase in restricted cash-collateral used as a reserve for credit card processing of $3,256,190, partially offset by $642,875 in proceeds from the exercise of common stock warrants issued by the Company and $400,000 in proceeds from the exercise of common stock options. The cash used in financing activities in the comparable prior year quarter was primarily the result of the repayment of notes payable.

As of June 30, 2007, the Company had $1,032,054 in cash and cash equivalents and $1,025,888 in short-term investments. The Company believes that its cash and short term investments on hand at June 30, 2007, and its cash flow from operations will be sufficient to meet its obligations on a timely basis for the next 12 months.

Off-Balance Sheet Arrangements

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

Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report, including without limitation statements regarding the Company’s financial position, business strategy and the plans and objectives of the Company’s management for future operations are forward-looking statements. When used in this Quarterly Report on Form 10-QSB, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions competitive factors and pricing pressures, and capacity and supply constraints. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company continues to develop disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s procedures are designed to achieve.

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

In response to the evaluations conducted during both the 1st and 2nd quarters, the Company has been reorganizing its executive personnel to address these issues. In connection with the continuing reorganization, the Company is developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes that progress has been made to improve the Company’s system of disclosure controls and procedures. However, despite management’s efforts, material weaknesses continue to exist in the Company’s disclosure controls and procedures. Management believes that additional progress in strengthening its disclosure controls and procedures will continue through the third quarter of 2007.

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

As of the end of the quarterly period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during such fiscal quarter. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the Company’s stockholders was held on June 11, 2007. The holders of 96,273,327 shares of Common Stock were entitled to vote at the meeting. There were present, either in person or by proxy, holders of at least 85,261,149 shares of Common Stock entitled to vote thereat, that being a quorum of the shares entitled to vote. The votes taken at such meeting were as follows:

(a)
With respect to the approval of Proposal 1 (election of nominees for the Company’s Board of Directors), the following individuals were elected to our Board of Directors to hold office until the annual meeting at which the term of their class of directorship expires or until their successors are elected and qualified, with the following votes in favor of the election:

	For	Withhold authority

J. Lloyd Tomer	85,031,001	230,148
J. Scott Tomer	85,049,589	211,560
J. Kim Sorensen	85,051,827	209,322
Harold L. Kestenbaum	85,051,413	209,736
Clay Winfield	85,049,076	212,073
Andrew Wilder	85,050,684	210,465
Timothy Kaiser	85,044,738	216,411
John Simmons	85,058,244	202,905
Lou Brock	85,043,355	217,794

(b)	With respect to the approval of Proposal 2 (ratification of UHY LLP as Independent Auditors of the Company):

For	Against	Abstain

85,010,142	232,818	18,183

(c)	With respect to the approval of Proposal 3 (classification of the company’s Board of Directos into three classes of directors with staggered three year terms):

For	Against	Abstain

62,348,196	553,029	138,579

(d)	With respect to the approval of Proposal 4 (reclassification of the Company’s common Stock into two classes and increase in the Company’s total authorized capital):

For	Against	Abstain

85,261,149	735,684	58,263

(e)	With respect to the approval of Proposal 5 (supermajority voting provisions for approval of certain fundamental transactions not approved by the Company’s Board of Directors):

For	Against	Abstain

58,822,608	4,135,221	81,969

(f)	With respect to the approval of Proposal 6 (ratification of the Company’s 2007 Sales Director Bonus Plan):

For	Against	Abstain

60,705,810	1,948,986	385,005

Item 5. Other Information.

None.

Item 6. Exhibits

2.1
Amended and Restated Merger and Stock Exchange agreement dated November 19, 2004 by and between REZconnect Technologies, Inc. and YourTravelBiz.com, Inc., incorporated by reference to YTB International, Inc.'s Current Report on Form 8-K as amended, Exhibit 2.1, filed June 20, 2005.

3.1
Form of Amended and Restated Certificate of Incorporation of the Company, to be effective as of the effectiveness of the Reclassification (July 31 2007), incorporated by reference to YTB International, Inc.'s Appendix A to its Definitive Proxy Statement, on Schedule 14A, filed April 24, 2007.

3.2	Amended By-Laws of the Company, incorporated by reference to YTB International, Inc.'s Current Report on Form 8-K, Exhibit 3.2, filed January 10, 2005.

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

10.1	Contract to Purchase Real Estate (Building One), dated July 27, 2007, by and between Meridian Land Company, Inc. and YTB International, Inc.

10.2
Amendment to Commercial Lease (Building Two), dated as of August 3, 2007, by and between Meridian Land Company, Inc. and YTB International, Inc., incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 10.1 filed August 7, 2007.

10.3	Contract to Purchase Real Estate (Building Two), dated August 3, 2007, by and between Meridian Land Company, Inc. and YTB International, Inc.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

In accordance with the requirements of the Exchange, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YTB International, Inc

/s/ J. Scott Tomer
J. Scott Tomer
Chief Executive Officer and Director
Dated: August 14, 2007

/s/ John D. Clagg
John D. Clagg
Chief Financial Officer
Dated: August 14, 2007