Form 10QSB/A
period 2007-06-30
YTB International, Inc.
filed 2007-08-14
CIK 852766

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

As of August 10, 2007, there were 32,406,287 shares, $.001 par value, of the issuer’s Class A common stock outstanding and 64,812,574 shares, $.001 par value, of the issuer’s Class B common stock outstanding. *

* Excludes 6,537,108 shares of restricted Class A common stock and 13,074,216 shares of restricted Class B common stock that have been issued but have not yet vested and are therefore not beneficially owned by any stockholder.

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