Form 10QSB
period 2007-09-30
YTB International, Inc.
filed 2007-11-14
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
(N/A)

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

As of November 6, 2007, there were 48,296,398 shares, $.001 par value, of the issuer’s Class A common stock outstanding and 49,274,963 shares, $.001 par value, of the issuer’s Class B common stock outstanding. *

* Excludes 6,537,108 shares of restricted Class A common stock and 13,074,216 shares of restricted Class B common stock that have been granted and are being held in escrow but have not yet vested and are therefore not treated as outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB
Three and nine months ended September 30, 2007

On July 31, 2007 (the “Reclassification Date”), we filed an Amended and Restated Certificate of Incorporation which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and to increase the Company’s total authorized capital. Stockholders of record on the Reclassification Date received two shares of Class B Common Stock and one share of Class A Common Stock in exchange for each share of existing common stock held as of the Reclassification Date. All shares and per share amounts in this Quarterly Report on Form 10-QSB reflect this reclassification.

Item 1. Financial Statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,467,221	$-
Restricted cash	2,060,690	1,250,000
Available-for-sale securities	1,000,124	1,014,591
Accounts receivable (less allowance for doubtful accounts of $5,699 in 2007 and $6,919 in 2006)	1,785,782	103,539
Inventory	4,516,489	1,016,690
Notes receivable (less allowance for uncollectible notes of $182,723 in 2007 and $0 in 2006)	1,932,640	1,233,624
Prepaid marketing commissions	26,088,570	12,978,516
Other prepaid expenses and current assets	1,778,163	394,125
Total current assets	43,629,679	17,991,085
Property and equipment, net	13,002,660	6,191,408
Intangible assets, net	2,413,500	2,468,580
Goodwill	2,979,322	2,224,322
Other assets	6,867	14,994
TOTAL ASSETS	$62,032,028	$28,890,389
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$-	$812,464
Accounts payable and accrued expenses	11,173,987	5,099,248
Current maturities of long-term debt	19,950	21,156
Deferred revenue	31,563,090	14,769,085
Accrued bonuses	117,970	7,435,132
Short-term debt	3,799,470	2,500,000
Total current liabilities	46,674,467	30,637,085
Other long-term liabilities:
Long-term debt, less current maturities	227,078	241,659
Deferred revenue, less current portion	-	4,366
Deferred tax liability	755,000	-
Other income tax liabilities	192,841	-
Other liabilities	13,733	23,636
Total other long-term liabilities	1,188,652	269,661
TOTAL LIABILITIES	47,863,119	30,906,746
Commitments and Contingencies (Note 14)
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2007 and December 31, 2006.	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 44,889,076 and 27,870,454 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	44,889	27,870
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 52,429,160 and 55,740,908 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; convertible into Class A shares on a one-for-one basis	52,429	55,741
Additional paid-in capital	34,844,642	20,212,265
Retained earnings (deficit)	(20,773,051)	(22,312,233)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	14,168,909	(2,016,357)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,032,028	$28,890,389

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30, 2007	September 30, 2006
NET REVENUES
Online travel store sales and monthly fees	$28,691,270	$9,015,325
Travel commissions and services	5,536,399	1,963,887
Training programs and marketing materials	3,651,184	1,475,946
Other	1,990,389	681,431

Net revenues	39,869,242	13,136,589

OPERATING EXPENSES
Marketing commissions	20,603,925	9,473,964
Travel commissions	3,913,021	1,348,540
Depreciation and amortization	304,243	129,376
Marketing and selling	1,613,890	798,851
General and administrative	11,228,055	5,640,940

Total operating expenses	37,663,134	17,391,671

INCOME (LOSS) FROM OPERATIONS	2,206,108	(4,255,082)

OTHER INCOME (EXPENSE)
Interest and dividend income	128,804	42,803
Interest expense	(23,115)	(151,801)
Gain (loss) on sale of assets	(18,556)	-

Total other income (expense)	87,133	(108,998)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	2,293,241	(4,364,080)

INCOME TAX PROVISION	143,750	-

NET INCOME (LOSS)	$2,149,491	$(4,364,080)

NET INCOME (LOSS) PER SHARE:

Weighted-average shares outstanding - basic for Class A and Class B	97,209,960	82,162,974
Weighted-average shares outstanding - diluted for Class A and Class B	110,801,031	82,162,974

Net income (loss) per share - basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$0.02	$(0.05)
Net income (loss) per share - diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$0.02	$(0.05)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended
	September 30, 2007	September 30, 2006
NET REVENUES
Online travel store sales and monthly fees	$69,031,218	$22,481,964
Travel commissions and services	13,930,824	5,116,529
Training programs and marketing materials	10,364,547	2,949,763
Other	2,592,266	630,820

Net revenues	95,918,855	31,179,076

OPERATING EXPENSES
Marketing commissions	55,370,759	19,556,884
Travel commissions	9,398,036	3,319,045
Depreciation and amortization	782,218	262,846
Marketing and selling	4,342,480	1,144,814
General and administrative	24,509,665	12,572,068

Total operating expenses	94,403,158	36,855,657

INCOME (LOSS) FROM OPERATIONS	1,515,697	(5,676,581)

OTHER INCOME (EXPENSE)
Interest and dividend income	309,358	118,179
Interest expense	(27,041)	(452,455)
Gain (loss) on sale of assets	(9,991)	1,000

Total other income (expense)	272,326	(333,276)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,788,023	(6,009,857)

INCOME TAX PROVISION	143,750	-

NET INCOME ( LOSS)	$1,644,273	$(6,009,857)

NET INCOME (LOSS) PER SHARE:

Weighted-average shares outstanding - basic for Class A and Class B	97,143,966	82,060,179
Weighted-average shares outstanding - diluted for Class A and Class B	111,144,815	82,060,179

Net income (loss) per share - basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$0.02	$(0.07)
Net income (loss) per share - diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$0.01	$(0.07)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

Nine months ended September 30, 2007

									Total
	Preferred		Common Stock				Additional	Retained	Stockholders'
	Stock		Class A		Class B		Paid-in	Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2007	-	$-	27,870,454	$27,870	55,740,908	$55,741	$20,212,265	$(22,312,233)	$(2,016,357)

Exchange Class B Shares for Class A Shares			12,449,664	12,450	(12,449,664)	(12,450)

Adoption of FIN 48 cumulative effect adjustment	-	-	-	-	-	-	-	(105,091)	(105,091)

Common shares issued for restricted stock grant	-	-	3,112,901	3,113	6,225,802	6,226	9,640,654	-	9,649,993

Amortization of restricted stock (unvested)	-	-	-	-	-	-	3,667,231	-	3,667,231

Shares issued for services	-	-	10,000	10	20,000	20	45,470	-	45,500

Common shares issued for options exercised	-	-	410,000	410	820,000	820	410,770	-	412,000

Exercise of common stock warrants	-	-	1,036,057	1,036	2,072,114	2,072	765,881	-	768,969

Stock option compensation	-	-	-	-	-	-	102,391	-	102,391

Net income	-	-	-	-	-	-	-	1,644,273	1,644,273

Balance at September 30, 2007	-	$-	44,889,076	$44,889	52,429,160	$52,429	$34,844,642	$(20,773,051)	$14,168,909

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,644,273	$(6,009,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	782,218	262,846
Loss on disposal of property and equipment	9,991	-
Provision for uncollectible notes	182,723	-
Shares issued for restricted stock grant	2,799,994	-
Shares issued for services	45,500	208,960
Amortization of restricted stock (unvested)	3,667,231	-
Stock option expense	102,391	157,064
FIN 48 tax provision	87,750	-
Change in operating assets and liabilities:
Accounts receivable, net	(1,682,243)	(57,224)
Notes receivable	(881,739)	(440,000)
Inventory	(3,499,799)	(328,060)
Prepaid marketing commissions	(13,110,054)	(6,437,692)
Other prepaid expenses and current assets	(1,384,038)	(187,011)
Other assets	8,127	1,190
Accounts payable and accrued expenses	5,900,537	2,567,255
Accrued bonuses	(365,673)	2,933,954
Deferred revenue	16,794,005	6,823,520
Convertible debt derivative	-	481,910
Other liabilities	(14,269)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,086,925	(23,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,263,738)	(720,007)
Proceeds from sale of property and equipment	87,539	-
Proceeds from sale of available-for-sale securities	1,165,231	2,062,153
Purchases of available-for-sale securities	(1,150,764)	(307,028)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,161,732)	1,035,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	120,184
Repayment of bank overdraft	(812,464)	-
Principal payments on debt	(15,787)	(15,637)
Repayment of notes payable	-	(96,878)
Restricted cash-collateral used as reserves for credit card processing	(810,690)	(1,250,000)
Proceeds from exercise of common stock options	412,000	-
Proceeds from exercise of common stock warrants	768,969	-
NET CASH USED IN FINANCING ACTIVITIES	(457,972)	(1,242,331)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	4,467,221	(230,358)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	230,358
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,467,221	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$153,120	$43,869

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended
	September 30, 2007	September 30, 2006
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Increase in accounts payable and property and equipment	$174,202	$-
Property and equipment settlement of the bonus liability	101,490	-
Increase in debt obligation and property and equipment	$-	$2,500,000
Increase in short-term debt and property and equipment	$1,299,470	$-
Shares issued under a restricted stock grant in settlement of bonus liability	$6,849,999	$-
Shares issued in cashless warrant exercise	$602	$-
Increase in goodwill related to increase in deferred tax liability	$755,000	$-
FIN 48 cumulative effect adjustment	$105,091	$-

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc. (“YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”), and REZconnect Technologies, Inc. (“REZconnect”), sometimes hereafter collectively referred to as the “Company”, provide Internet-based travel-related services and technology, which offers proprietary reservation systems for the travel and entertainment industry, and also provide travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “YTB”, “Your Travel Biz”, “Travel Network”, and “Vacation Central”, as well as Internet websites “Bookmytravel.com”, “REZconnect.com”, “Ytbtravel.com”, “Ytb.com”, “Yourtravelbiz.com”, and “RezCity.com”. The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of Illinois. One of its subsidiaries maintains administrative offices in New Jersey.

Each of the three aforementioned operating subsidiaries was formed to separate the Company’s operations into three basic divisions. The YTB Marketing subsidiary markets online travel agencies on behalf of YTB via the activities of Independent Marketing Representatives (“Reps”). The YTB Travel subsidiary is a travel agency which books online travel transactions, collects travel commissions and pays sales commissions. The REZconnect subsidiary operates as a travel vendor relationship management company and offers franchises to brick and mortar travel agencies. All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by the Company are made through its independent agencies and franchisees, or through its interactive websites.

NOTE 2 - BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of September 30, 2007, the related Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2007 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The condensed balance sheet as of December 31, 2006 was derived from the audited financial statements for the year then ended included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the 2006 financial statements to conform to the current year presentation.

All share references and share-based calculations are presented to give retroactive effect of a 3:1 stock split and reclassification that was effective July 31, 2007. See Note 7 “Common Stock Reclassification.”

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3 - NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock: Class A Common Stock, par value $0.001 per share (“Class A Common Stock”) and Class B Common Stock, par value $0.001 per share (“Class B Common Stock”). Shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time, on a one-for-one basis. Shares of Class B Common Stock automatically convert into shares of Class A Common Stock upon sale or other disposition (except for transfers among related entities, transfers to trusts for the benefit of the transferring holder of the Class B Common Stock, bona fide pledges under financing arrangements and similar transfers). The Company has computed the earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) No. 128 , “Earnings per Share”, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share. Under the Company’s Amended and Restated Certificate of Incorporation, each share of Class A Common Stock and each share of Class B Common Stock are equal with respect to the right to receive dividends declared by our Board of Directors in its discretion from time to time from funds legally available therefor, whether in cash, stock or property. Because both classes share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

Basic earnings (loss) per share is computed based on the weighted average number of common shares (both Class A and Class B) outstanding for the period. Diluted earnings (loss) per share is computed based on the weighted average number of common shares (both Class A and Class B) and potentially dilutive common equivalent shares (both Class A and Class B) outstanding for the period, based on the treasury stock method. A reconciliation of basic and diluted earnings (loss) is presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$2,149,491	$(4,364,080)	$1,644,273	$(6,009,857)

Denominator:
Weighted average common shares and denominator for basic calculation:	97,209,960	82,162,974	97,143,966	82,060,179

Weighted average effects of dilutive equity based compensation awards:
Stock options	450,718	-	462,601	-
Stock warrants	3,666,913	-	3,797,896	-
Restricted stock awards	9,473,440	-	9,740,352	-

Denominator for diluted calculation	110,801,031	82,162,974	111,144,815	82,060,179

Net income (loss) per share - basic for Class A and Class B	$0.02	$(0.05)	$0.02	$(0.07)
Net income (loss) per share - diluted for Class A and Class B	$0.02	$(0.05)	$0.01	$(0.07)

An aggregate of 4,466,394 and 2,926,117 shares (of both Class A Common Stock and Class B Common Stock) were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively, as the inclusion of such shares would have had an anti-dilutive effect.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 4 - RESTRICTED CASH

Restricted cash as of September 30, 2007 and December 31, 2006 was $2,060,690 and $1,250,000, respectively. Restricted cash as of December 31, 2006 includes a $750,000 certificate of deposit representing a reserve held by the Company’s former credit card processor and a $500,000 certificate of deposit representing collateral for the outstanding note on the property for the new corporate headquarters. The increase in restricted cash of $810,690 at September 30, 2007 compared with December 31, 2006 is due to additional amounts of $1,560,690 withheld in designated accounts as reserves by the Company’s current credit card processors, offset by the release during the second quarter of 2007 of the $750,000 certificate of deposit held by the Company’s former credit card processor as of December 31, 2006. As of May 2, 2007, the Company terminated its agreement with its credit card processor and signed an agreement with a new credit card processor, effective May 2, 2007, which requires a reserve of 3% of daily credit card receipts to be withheld. The reserve with the new credit card processor totaled $1,560,690 as of September 30, 2007. The terms of the agreement with the Company’s former processor allowed for the credit card company to withhold daily 15% of the Company’s credit card receipts.

NOTE 5 - INVENTORY

Inventory consists of the following materials available for sale to Reps:

	September 30, 2007	December 31, 2006
"Success From Home" magazines	$2,142,577	$906,600
"Fun & Travel" magazines	1,270,249	-
Printed marketing materials	1,103,663	110,090

Inventory	$4,516,489	$1,016,690

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
Equipment	$2,283,665	$1,105,005
Furniture and fixtures	808,788	436,369
Capitalized software	1,719,533	1,555,003
Vehicles	164,294	168,908
Building and improvements	5,382,118	3,085,519
Land	3,178,878	1,538,693
Construction in progress	1,785,821	-
Leasehold improvements	120,445	116,522
	15,443,542	8,006,019
Less: Accumulated depreciation	(2,440,882)	(1,814,611)

Property and equipment, net	$13,002,660	$6,191,408

Depreciation and amortization expense on property and equipment was $285,883 and $111,016 for the three months ended September 30, 2007 and 2006, respectively and $727,138 and $207,766 for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007 and December 31, 2006, capitalized software development costs, net of accumulated amortization, totaled $307,300 and $235,299, respectively. For the three months ended September 30, 2007 and 2006, the Company recorded amortization of capitalized software development costs of $37,444 and $18,886, respectively, and $92,529 and $34,266 for the nine months ended September 30, 2007 and 2006, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On August 23, 2007, YTB acquired two parcels of land located at or about 2201 Old Alton Edwardsville Road, East Alton, Illinois 62024 from an unaffiliated third party (the “Seller”). The first parcel (“Parcel No. 1”) consists of approximately 9.9 acres of land and was acquired for a purchase price of $792,000, which YTB paid in cash to the Seller at the closing. The second parcel (“Parcel No. 2”), consisting of approximately 12.55 acres of land, is separated from Parcel No. 1 by Old Alton Edwardsville Road, and was acquired for a purchase price of $20,000 per acre, or approximately $251,000 in the aggregate, which was also paid in cash by YTB to the Seller at the closing. YTB anticipates using the land parcels for future expansion, but has no definitive plans with respect to the use of either Parcel No. 1 or Parcel No. 2 at the current time.

NOTE 7 - COMMON STOCK RECLASSIFICATION

On July 31, 2007 (the “Reclassification Date”), the Company filed its Amended and Restated Certificate of Incorporation, previously approved by the Company’s stockholders at the Company’s annual meeting of stockholders on June 11, 2007, which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and an increase in the Company’s total authorized capital. This amendment and restatement enabled a reclassification of the Company’s old common stock, par value $0.001 per share (“Old Common Stock”) and an accompanying stock split (collectively, the “Reclassification”) pursuant to which stockholders of record received one share of Class A Common Stock and two shares of Class B Common Stock for each share of Old Common Stock held as of the Reclassification Date.

The Company announced on August 1, 2007, immediately following the effectiveness of the Reclassification, that the new ticker symbol for the new Class A Common Stock was YTBLA. There is no symbol for the Class B Common Stock, as that security does not trade.

NOTE 8 - STOCK-BASED COMPENSATION

Stock Options

As of September 30, 2007, the Company had a stock-based employee compensation plan and a stock-based sales director bonus plan. The stock-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan) is described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The stock-based sales director bonus plan (the 2007 Sales Director Bonus Plan) is a bonus plan under which achievement based unit awards are granted on a semi annual basis to sales directors who excel in their performance on behalf of the Company and its wholly owned operating subsidiaries. Each award under the 2007 Sales Director Bonus Plan consists of discounted stock options exercisable to purchase shares of the Company’s Class A Common Stock. The options have an exercise price equal to fifty percent (50%) of the fair market value of the Company’s Class A Common Stock on the close of business on the business day immediately preceding the grant date. The 2007 Sales Director Bonus Plan was approved by the Company’s Board of Directors on February 19, 2007 and subsequently approved by the Company’s stockholders at the annual meeting of stockholders on June 11, 2007.

On April 24, 2006, the Company’s Board of Directors granted 750,000 options to certain employees, members of the Board of Directors and two outside consultants, 75,000 of which were forfeited September 30, 2006. These stock options vest in equal increments on the anniversary date over the next five years following the grant and expire six years from the date of grant. After the stock option award was granted, the Board of Directors modified the stock option award to add a 6th year to the term of the options and such options were re-valued. The modification did not materially impact the value of the awards. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%.

The Company recognized $9,343 and $50,483 in compensation expense for stock options for the three months ended September 30, 2007 and 2006, respectively, and $32,946 and $157,064 for the nine months ended September 30, 2007 and 2006, respectively. Unrecognized expense related to future service on existing stock options granted under the Company’s 2004 Stock Option and Restricted Stock Plan as of September 30, 2007 and 2006 is $32,946 and $26,693 respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On July 16, 2007, three of the Company’s Reps, who have qualified as sales directors, received performance-based grants consisting of discounted stock options pursuant to the 2007 Sales Director Bonus Plan. Each of the three qualifying sales directors received 70,422 options based upon the defined level of achievement measured as of June 30, 2007. These options have an exercise price of $0.71, which is equal to fifty percent (50%) of the fair market value of our Common Stock on the close of business on the business day immediately preceding the grant date as defined by the 2007 Sales Director Bonus Plan (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification). All of the options granted vested immediately on the date of the grant; however, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any time during the remainder of calendar year 2007, 1/3 are exercisable on December 15, 2008 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2009 (and only on such date). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants in 2007: risk-free interest rate of 4.88%; expected life (in years) of 0.2-2.4; dividend yield of 0% and expected volatility of 55.4%-98.3% (weighted average expected volatility of 83.9%). The fair value of the three awards as of the date of the grant measured on June 30, 2007, based upon the Black-Scholes option pricing model, is $187,415 and was recorded as accrued bonuses on the balance sheet as of June 30, 2007 with a corresponding expense recorded as marketing commissions. During the 3rd quarter of 2007, the Company recorded a reduction in accrued bonuses of $69,445 and a related charge to additional paid in capital associated with the fair value amount related to the exercisable portion of the grant. As of September 30, 2007, $117,970 of accrued bonuses relate to the options that are exercisable in the future.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The following table provides additional information with respect to stock option plan activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Options outstanding, beginning of period	1,875,000	$0.36	$0.21
For the period from January 1 to September 30, 2007:
Granted	211,266	0.71	$0.89
Forfeited	-	-	$-
Expired	-	-	$-
Exercised	(1,230,000)	0.40	$0.12

Options outstanding, end of period	856,266	$0.48	$0.37

Options exercisable, end of period	175,425	$0.52	$0.36

A summary of stock options outstanding and exercisable as of September 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$.40 - $.71	856,266	3.74	$0.48	175,425	$0.52

Total	856,266	3.74	$0.48	175,425	$0.52

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Restricted Stock

On February 19, 2007, the Board of Directors of the Company approved a one-time restricted stock award effective as of January 2, 2007 (the “Grant Date”), of an aggregate of 28,950,027 shares (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification) (the “Award Shares”) of the Company’s common stock, par value $0.001 per share, to thirty sales director level Reps (each, a “Grantee”) who have made outstanding contributions to the growth and success of the Company and/or its wholly owned operating subsidiaries. Of the 30 Grantees, three are members of the Company’s Board of Directors and one is the President of an operating subsidiary. The Award Shares vest in stages for each Grantee, provided various performance-related conditions specified in the restricted stock award agreement entered into by the Company and each Grantee (each, a “Restricted Stock Award Agreement”) are satisfied at each vesting date. The Grantees are the Company’s most successful Reps who have met the criteria for being deemed “sales directors”.

An aggregate of 9,338,703 of the Award Shares (or approximately 32.3% of each award) vested immediately on the Grant Date, while up to an additional 19,611,324 Award Shares in the aggregate are subject to vesting in four equal installments of up to 4,902,831 shares each on the first four anniversary dates of the Grant Date. The vesting of any single Grantee’s award shall be determined independently of the vesting of any other Grantee’s award; thus, each Grantee must independently meet the performance related criteria specified in the Restricted Stock Award Agreement between himself or herself and the Company. The Company’s transfer agent, American Stock Transfer & Trust Company, serves as escrow agent with respect to the unvested Award Shares awarded and will retain such shares until the relevant vesting conditions in each Restricted Stock Award Agreement, are met. To the extent that the conditions to the vesting of any unvested Award Shares of a Grantee have not been met by the relevant vesting date therefor, such shares shall be cancelled by the Company.

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

The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the Grant Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. With respect to the 26 Grantees who are not members of management, the Company accrued for the cost of the Award Shares during the period over which the sales directors qualified for the awards and reported these costs as marketing commission expense and a corresponding bonus liability in fiscal 2006. Therefore, no current period expense with respect to the portion of the grants which immediately vested has been incurred. However, additional expense has been and will be incurred in subsequent periods during which the vesting of Award Shares occurs.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Furthermore, the Company has accounted for the grant of the Award Shares to the four members of management as marketing commission expense in the first quarter of 2007, the period in which the grant was approved by the Board of Directors. Therefore, a current expense of $2,799,994 with respect to the portion of the grant to management which immediately vested has been incurred. The Company also recorded $1,222,410 and $3,667,231, for the three and nine months ended September 30, 2007, respectively, as marketing commission expense related to the amortization of the unvested portion of the Award Shares, which includes a nominal forfeiture rate of 4% due to the performance related criteria that must be met to determine vesting at each anniversary date.

As of September 30, 2007, there was approximately $16.5 million of unrecognized compensation expense related to the 19,611,324 shares of non-vested restricted stock, which the Company expects to recognize over the next 3.25 years.

The following table summarizes the status of restricted shares during the first three quarters of 2007:

	Restricted shares	Weighted- average grant-date fair value
Non-vested at beginning of 2007	-	-
Granted	28,950,027	$1.03
Vested	9,338,703	$1.03
Forfeited	-
Non-vested at September 30, 2007	19,611,324	$1.03

NOTE 9 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for printing of its sales materials. During the three months ended September 30, 2007 and 2006, the Company expended $730,178 and $669,179, respectively, for printing sales materials and $1,827,674 and $1,110,562 for the nine months ended September 30, 2007 and 2006, respectively. In addition, at September 30, 2007 and December 31, 2006, respectively, the Company has a pre-paid asset of $204,643 and $136,553, reflected on the balance sheet for payments related to work not yet completed.

The Company leased office space (which housed our previous headquarters office) in two buildings under separate commercial lease agreements. The buildings were owned and controlled by Meridian Land Company, Inc. (“Meridian”). Meridian is controlled by Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of the Company’s Board of Directors. The combined rental cost of both spaces was $15,000 per month. Combined rent expense for these two leases was $19,200 and $45,000 for the three months ended September 30, 2007 and 2006 and $109,200 and $135,000 for the nine months ended September 30, 2007 and 2006. As described below, one of these buildings was acquired by the Company from Meridian during the three months ended September 30, 2007.

On May 4, 2007, the Company purchased three vehicles for a total of $128,000 from a company controlled by the Chairman of the Board. The purchase price paid was set by independent dealers and approximated fair market value for the vehicles.

During the nine months ended September 30, 2007, the Company made aggregate payments of approximately $955,188 pursuant to the terms of the development contract for its new corporate headquarters in Wood River, Illinois. The contract for the development of the real property on which such headquarters are located was awarded to Winfield Development, which is controlled by Clay Winfield, a member of the Company’s Board of Directors.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On July 27, 2007, the Company exercised its option (the “Building One Purchase Option”) under that certain Commercial Lease Agreement (the “Building One Lease”), dated December 22, 2004, by and between Meridian, as lessor, and the Company, as lessee, covering the approximately 13,000 square foot premises located at One Country Club View, Edwardsville, Illinois 62025 (the “Building One Leased Premises”) in order to purchase the real property on which the Building One Leased Premises are located (the “Building One Property”). As a result of its exercise of the Building One Purchase Option, the Company entered into a contract with Meridian (the “Building One Purchase Contract”) and purchased the Building One Property pursuant thereto.

Consistent with the terms of the Building One Purchase Option, under the Building One Purchase Contract, the purchase price for the Building One Property was set at $1,850,000, of which $480,500 was paid by the Company in cash as of the signing of the Building One Purchase Contract and the remaining $1,369,500 of which constituted obligations of Meridian which were paid and/or assumed by the Company at the closing, consisting of (i) $1,305,525 principal amount of aggregate indebtedness owed by Meridian to a local bank that was assumed by the Company or to be repaid by the Company via proceeds from a new financing, (ii) $57,791 of accrued property taxes owed by Meridian for the Building One Property for 2006 and for a pro-rata portion of 2007, and (iii) $6,184 of assorted closing costs of Meridian. The indebtedness to the local bank assumed by the Company at the closing is secured by a mortgage on the Building One Property. Closing under the Building One Purchase Contract occurred on August 14, 2007, as described below. The outstanding indebtedness on the Building One Property was subsequently retired by the Company. (See Note 13, “Subsequent Events”.)

At the time of its exercise of the Building One Purchase Option, the Company had been leasing the Building One Leased Premises from Meridian for a five year term under the Building One Lease, which was to expire on June 30, 2010. The Building One Lease terminated on August 14, 2007 upon the closing of the Company’s acquisition of the Building One Property.

The Company leases approximately 5,000 of square feet at the premises located at Two Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”) from Meridian for a five year term under that certain Commercial Lease Agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian, as lessor, and the Company, as lessee, which is to expire on October 31, 2010.

As previously reported in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007 and August 30, 2007, the Company had purportedly entered into a contract (the “Building Two Purchase Contract”) with Meridian to purchase the Building Two Property effective as of August 3, 2007 and had purportedly closed upon the acquisition of the Building Two Property on August 14,2 007, with the Building Two Property to remain subject to $1,996,416 principal amount of existing indebtedness (as of August 3, 2007) that is owed by Meridian to a bank that is secured by a mortgage on the Building Two Property. The purported acquisition was to have resulted from Meridian’s exercise of a two year option (the “Building Two Put Option”), pursuant to the Building Two Lease, to sell the Building Two Property to the Company in exchange for the Company’s issuance of one million eight hundred seventy five thousand (1,875,000) shares of the Company’s common stock, to Meridian, of which six hundred twenty-five thousand (625,000) shares were to be Class A Common Stock and one million two hundred fifty thousand (1,250,000) shares were to be Class B Common Stock (collectively, the “Meridian Option Shares”).

However, because Meridian had not been aware as of its entry into the Building Two Lease, that the Meridian Option Shares were to constitute “restricted securities” (as defined in Rule 144 promulgated under the Securities Act of 1933, as amended) and could not be freely resold without compliance with the requisite minimal one year holding period under Rule 144 and because the Company was not aware of all relevant factors related to acceptance of encumbered title to the Building Two Property, each Meridian and the Company agreed (November 8, 2007) to rescind their respective performance pursuant to the Building Two Put Option, given the mutual mistake of fact between the parties. Meridian agreed to return the Meridian Option Shares to the Company for cancellation, and the Company agreed to re-convey title to the Building Two Property to Meridian. Each of Meridian and the Company has agreed to treat their respective performance pursuant to the Building Two Put Option (including both the transfer of title to the Building Two Property and the issuance of the Meridian Option Shares) as void. The Company therefore does not reflect in its balance sheet at September 30, 2007, the Building Two Property nor the issuance of the Meridian Option Shares.

The Company intends to exercise a call option under the Building Two Lease and purchase the Building Two Property for $2,350,000 in cash at some time in the near future.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Meridian is controlled by Timothy Kaiser, M.D. and Clay Winfield, both of whom are members of the Company’s Board of Directors. The Company’s entry into each of the transactions related to the Building Two Property (including the rescission of the Building Two Purchase Contract), was approved by the independent members of the Company’s Board of Directors.

The Company has utilized corporate aircraft partially owned by two Board members (the “Aircraft Company”) during the quarter ended September 30, 2007. Payments made to the Aircraft Company totaled $4,575 for the period ended September 30, 2007. The Company believes that the amount paid to the Aircraft Company approximates market value for the services received.

On August 17, 2007, YTB entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian, as lessor, and YTB, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises will serve as additional office space for the Company.

The Magnolia Lease runs for an initial term of eighteen (18) months, commencing on November 1, 2007 and expiring on April 30, 2009. Rent under the Magnolia Lease has been set at $8,400 per month. In addition to monthly rental payments, YTB will be responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by YTB in conjunction with the Magnolia Leased Premises.

The consent of Meridian is required for assignments or subletting of the Magnolia Leased Premises by YTB under the Magnolia Lease, such consent not to be unreasonably withheld or delayed. Any assignment or subletting by YTB will not release YTB from any of its duties or obligations under the Magnolia Lease.

The entry into the Magnolia Lease was approved by the independent members of the Company’s Board of Directors. The Company believes that the terms of the Magnolia Lease are commercially available terms and are as favorable to the Company as terms that would be obtainable from an unaffiliated third party.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 - SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of online travel stores including the development of a sales network (“Marketing”) and sales of travel through online travel stores (“Travel”). The Company’s business segments operate primarily in the United States, but are structured for potential international growth.

Prior to the second quarter of 2007, the Company had reported in three operating segments, Marketing, Travel and Technology. The Marketing segment was comprised of the YTB Marketing subsidiary and the Travel segment was comprised of the YTB Travel subsidiary and an applicable portion of the operations of the REZconnect subsidiary, with the remaining portion of REZconnect reported in the Technology segment. During the second quarter of 2007, the Company collapsed the Technology segment previously reported into the Travel segment as the amounts related to Technology were immaterial.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. The “Parent” column includes corporate items not specifically allocated to the segments.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Three Months Ended September 30, 2007	Marketing	Travel	Parent	Elimination	Total
External and inter-segment revenue	$34,162,402	$5,706,840	$-		$39,869,242
Segment profit (loss)	2,310,087	1,445,211	(1,605,807)	-	2,149,491
Assets	49,430,975	9,707,809	10,090,879	(7,197,635)	62,032,028
Depreciation and amortization	230,115	3,188	70,940	-	304,243
Capital expenditures	1,123,615	63,500	3,401,668	-	4,588,783

Three Months Ended September 30, 2006	Marketing	Travel	Parent	Elimination	Total
External and inter-segment revenue	$11,039,579	$2,137,260	$-	$(40,250)	$13,136,589
Segment profit (loss)	(3,602,445)	482,746	(1,244,381)	-	(4,364,080)
Assets	14,859,898	3,964,070	10,200,099	(5,635,909)	23,388,158
Depreciation and amortization	106,016	-	23,360	-	129,376
Capital expenditures	119,886	-	2,808,275	-	2,928,161

Nine Months Ended September 30, 2007	Marketing	Travel	Parent	Elimination	Total
External and inter-segment revenue	$81,203,985	$14,714,470	$400	$-	$95,918,855
Segment profit (loss)	1,056,058	4,121,544	(3,533,329)	-	1,644,273
Assets	49,430,975	9,707,809	10,090,879	(7,197,635)	62,032,028
Depreciation and amortization	577,605	4,250	200,363	-	782,218
Capital expenditures	2,726,976	165,250	4,845,184	-	7,737,410

Year Ended September 30, 2006	Marketing	Travel	Parent	Elimination	Total
External and inter-segment revenue	$25,719,127	$5,725,207	$-	$(265,258)	$31,179,076
Segment profit (loss)	(3,776,516)	1,371,293	(3,604,634)	-	(6,009,857)
Assets	14,859,898	3,964,070	10,200,099	(5,635,909)	23,388,158
Depreciation and amortization	192,766	-	70,080	-	262,846
Capital expenditures	378,811	-	2,808,275	-	3,187,086

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 12 - INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The Company has adopted FIN 48. The cumulative effect of adopting FIN 48 has been recorded as a net decrease to retained earnings (deficit) of $105,091. On the date of adoption of FIN 48 and September 30, 2007, the Company had approximately $2,000,000 and $1,321,000 of unrecognized tax benefits, respectively. Of the unrecognized tax liabilities at September 30, 2007, $234,134 if recognized, would impact the Company’s effective income tax rate. The change in unrecognized tax benefit occurring in the third quarter resulted primarily from the filing of an automatic change in accounting method with the Internal Revenue Service which eliminated the previously existing tax uncertainty.

The unrecognized tax liabilities relate to certain tax deductions claimed on federal and state tax returns that are uncertain as to the ultimate outcome. As a result of the federal and state tax uncertainties identified as of the date of adoption and as of September 30, 2007, the deferred tax asset related to the Company’s net operating losses has been reduced by approximately $1,895,000 and $1,132,000, respectively, with a corresponding reduction to the valuation allowance.

The Company’s federal income tax returns for the tax years after 2003 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2003.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized for the three months ended September 30, 2007 was $3,750. Accrued interest of approximately $11,000 related to income tax uncertainties was recognized as a component of other non-current liabilities at September 30, 2007. No penalties have been recognized as of September 30, 2007 as management believes, when the applicable state returns are filed voluntarily, that it will successfully be able to have penalties abated.

Income Taxes - SFAS 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The Company has provided for a full valuation allowance against its deferred tax assets at September 30, 2007 and December 31, 2006. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

The Company's tax provision for the nine months ended September 30, 2007, consists of federal alternative minimum taxes and certain state tax obligations recognized as additional FIN 48 tax expense. The majority of the Company's federal taxable income was offset by previous net operating loss carryforwards.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 13 - SUBSEQUENT EVENTS

As of October 31, 2007, restricted cash decreased $101,346 from the balance at September 30, 2007 of $2,060,690 to $1,959,344 related to the release of $400,000 in restricted cash held by the Company’s former credit card processor partially offset by additional funds of $298,654 held in a designated reserve account by the Company’s credit card processor. The Company is in the process of having the remaining $100,000 in restricted cash released by its former credit card processor. The Company expects to have those funds available as unrestricted cash by the end of the 4th quarter of 2007.

On October 8, 2007, the Company received notice that a travel vendor, Royal Caribbean, intended to terminate its contract with the Company without cause. In the opinion of management, this contract termination will not materially impact the Company’s marketing of travel store sales or its travel sales, since many alternative cruise options exist and the volume of business done with this vendor is not significant to the Company as a whole.

On October 30, 2007, the Company paid $1,305,525 to the holder of the mortgage on Building One (see Note 9, “Related Party Transactions”). The payment was made from existing surplus cash and releases Building One from all encumbrances.

On November 5, 2007, the Company acquired approximately 20 acres adjacent to its headquarters in Wood River, Illinois for a total price of $1,542,601. The acquisition was paid from existing surplus cash. This real estate will be used for further planned expansion in the future.

On November 5, 2007, the management of YTB Travel Network, Inc. decided to voluntarily and temporarily halt the sale of travel and the sale of on-line travel stores in the State of Rhode Island. This decision was made after a question arose as to the necessity of the Company having the necessary license in that state to sell travel. The Company is working with State agencies to expeditiously resolve the issue in question. No timeline can be assigned to the resolution of this issue.

On November 8, 2007, the Company and Meridian agreed to a rescission of the Company’s acquisition of the Building Two Property (see Note 9, “Related Party Transactions”). The agreement resulted in (i) the revocation of Meridian’s exercise of the Building Two Put Option (and a revocation of the Company’s acceptance thereof), (ii) the re-conveyance of title to the Building Two Property by the Company to Meridian, (iii) a rescission of the Company’s issuance of 1,875,000 shares of its common stock to Meridian and (iv) the return and cancellation of such 1,875,000 shares. The Company’s Board of Directors also approved, in the near future (at the discretion of the Company’s proper officers), the Company’s exercise of its separate option under the Building Two Lease to acquire unencumbered title to the Building Two Property for the cash purchase price of $2,350,000.

Effective as of November 8, 2007, the Company entered into a contract with Wood River Ventures I, LLC to purchase five acres of certain real estate property located at 100 Enviroway, Wood River, Illinois, including commercial buildings located thereon with approximately 51,980 square feet. The property to be purchased for a purchase price of $1,500,000 and the Company anticipates that the property will be used primarily as a Company call center. The closing date is set to occur after a period of due diligence as provided for in the contract related to the acquisition of the property.

During the 4th quarter of 2007, the Company formed new subsidiaries as follows:

YTB Marketing formed Your Travel Biz Worldwide, Inc. (an Illinois corporation) and it then became the sole shareholder of YourTravelBiz.com, Canada, ULC.

YTB Travel formed YTB Worldwide Travel, Inc. (an Illinois corporation) and it then became the sole shareholder of YTB Travel Network of Canada, ULC.

The above corporations were formed to prepare the Company for its entry into the Canadian markets planned of the first quarter of 2008. There was no activity in these corporations during the period ending September 30, 2007.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 14 - COMMITMENTS & CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Item 2. Management’s Discussion and Analysis or Plan of Operation

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in the “Risk Factors” section of the Company’s Registration Statement on Form SB-2 filed with the SEC on May 21, 2007.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all facts that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

In addition, certain market data and other statistical information used throughout this report are based on independent industry publications. Although we believe these sources to be reliable, we have not independently verified the information and cannot guarantee the accuracy and completeness of such sources.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-QSB and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

We are a leading provider of Internet-based travel related services and operate through our three subsidiaries: YourTravelBiz.com, Inc., YTB Travel Network, Inc. and REZconnect Technologies, Inc. YourTravelBiz.com, Inc. (“YTB Marketing”) establishes and sells online travel agencies and compensates its Independent Marketing Representative (“Reps”) who sell such travel agencies via a multilevel marketing commission structure. YTB Travel Network, Inc. (“YTB Travel”) contracts with the online travel agencies, provides online booking systems, collects travel commissions and pays sales commissions. REZconnect Technologies, Inc. (“REZconnect”) is a travel vendor relationship management company and offers franchises to brick and mortar travel agencies. REZconnect is reported as part of the YTB Travel segment for segment reporting purposes. As of December 31, 2006, portions of REZconnect were reported as a separate “Technologies” segment, but have since such time been collapsed into the YTB Travel segment as the amounts reportable for such Technologies segment became immaterial to our overall results of operations.

YTB Marketing conducts business through marketing, training and support of its sales force, consisting of 254,864 Reps who are responsible for sponsoring Referring Travel Agents (“RTAs”), most of whom work from their homes. Of the 254,864 Reps, 120,948 are RTAs with active travel websites. YTB Marketing’s sales of online travel agencies (via its Reps) to RTAs benefit from certain advantages. Firstly, such sales are not subject to the seasonality of the travel business. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each RTA develops personal relationships with his or her customers, who book travel through the RTA’s own online travel store, thereby creating a significant advantage for our company over the major online travel companies. The cost to book a trip through an RTA is nearly identical to booking a trip through a major online travel company. The RTAs’ online stores provide access to more than 60 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and more.

As of September 30, 2007, there are 120,948 RTA travel store websites in operation and numerous registered travel agents, which include franchisees and independent travel agents, using the travel portal site. Site owners are permitted to solicit organizations and associations for travel sites. On July 11, 2007, the Company announced that it has been named as one of the country’s leading travel agencies in Travel Weekly’s 2007 Power List, ranking the Company as 35th among all travel agencies and included in the top 11 leisure travel agencies.

YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from 120,948 websites and negotiates deals with preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to the Internet for travel services presents the opportunity for advancement of products and services by referral relationships. Future travel revenue growth should accelerate as more RTAs are added to the system, and as each goes through the various training programs that YTB Travel provides. RTA sites are available for use 24 hours, 7 days a week.

REZconnect is a travel relationship vendor management company as well as a franchisor of travel agencies and generates revenue through registered travel agents and franchised travel agencies.

Our revenues are comprised primarily of online travel store sales and monthly RTA fees, franchise fees and franchise service fees and commissions paid by travel providers. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.” Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis, based on prior years experience adjusted for current year volumes. Management believes these estimates to be reasonable. Franchise fees are recognized when all material services and conditions required have been performed and the ability to collect the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee. Franchise service fees are recognized on an accrual basis as earned. Revenue from online travel store sales is deferred and recognized ratably as revenue over a twelve-month period.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals, 10% to 16% for cruises and vacation packages and a nominal service fee for airline tickets. During the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. YTB Travel expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering lower commissions. Each website travel storeowner pays a monthly fee of $49.95 to us, and can earn transactional compensation from travel purchased from his or her website. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

About Our Industry

Booking via the Internet has resulted in many opportunities for individuals and provides greater access to the consumer. Our Company has become a target for some traditional “Brick and Mortar” agencies as their market share dries up. As a result, petitions have been floated around the country to protest our method of marketing and the internet method of booking travel.

We believe that the shift to the Internet for booking travel and our unique training programs for our RTAs position our Company in a valuable and unique position to provide an income stream for our RTAs and allows the ultimate consumer another method of booking his or her travel through the ever-growing internet travel industry.

We are not trying to conform to the pre-Internet travel industry of the 1970s and '80s. Rather, we are building a new company with new ideas. We are building an army of entrepreneurs. We will continue to recruit and continue to train our RTAs to sell our products. We will provide our sales force with a powerful e-commerce consumer website that sells travel as well as other highly consumed products. Our customers will shop and purchase on the Internet from someone they know and someone they can trust.

We will continue to offer business opportunities for entrepreneurs who desire to capitalize on the growing trend of on-line travel bookings. In our seventh year of business and with well over a billion dollars in travel sales in our history, we will continue to teach and practice the highest standards of business principles and practices in this exciting and growing travel industry.

Results of Operations

The following tables set forth, for the three and nine months ended September 30, 2007 and 2006, as indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total net revenues. A summary of consolidated results follows.

	Three months ended		Three months ended		Variance
	Sept. 30, 2007	% of Net Revenues	Sept. 30, 2006	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %
NET REVENUES
Online travel stores and monthly fees	$28,691,270	72.0%	$9,015,325	68.6%	$19,675,945	218.2%
Travel commissions and services	5,536,399	13.9%	1,963,887	15.0%	3,572,512	181.9%
Training programs and marketing materials	3,651,184	9.1%	1,475,946	11.2%	2,175,238	147.4%
Other	1,990,389	5.0%	681,431	5.2%	1,308,958	192.1%

Total net revenues	39,869,242	100.0%	13,136,589	100.0%	26,732,653	203.5%
OPERATING EXPENSES
Marketing commissions	20,603,925	51.7%	9,473,964	72.1%	11,129,961	117.5%
Travel commissions	3,913,021	9.8%	1,348,540	10.3%	2,564,481	190.2%
Depreciation and amortization	304,243	0.8%	129,376	1.0%	174,867	135.2%
Marketing and selling	1,613,890	4.0%	798,851	6.1%	815,039	102.0%
General and administrative	11,228,055	28.2%	5,640,940	42.9%	5,587,115	99.0%
Total operating expenses	37,663,134	94.5%	17,391,671	132.4%	20,271,463	116.6%
INCOME (LOSS) FROM OPERATIONS	2,206,108	5.5%	(4,255,082)	(32.4%)	6,461,190	(151.8%)

OTHER INCOME/(EXPENSE)
Interest and dividend income	128,804	0.3%	42,803	0.3%	86,001	200.9%
Interest expense	(23,115)	(0.1%)	(151,801)	(1.2%)	128,686	(84.8%)
Gain (loss) on sale of assets	(18,556)	0.0%	-	0.0%	(18,556)	0.0%

Total other income/(expense)	87,133	0.2%	(108,998)	(0.9%)	196,131	(179.9%)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	2,293,241	5.7%	(4,364,080)	(33.3%)	6,657,321	152.5%

INCOME TAX PROVISION	143,750	0.4%	-	-	143,750	-

NET INCOME (LOSS)	$2,149,491	5.3%	$(4,364,080)	(33.3%)	$6,513,571	149.3%

	Nine months ended		Nine months ended		Variance
	Sept. 30, 2007	% of Net Revenues	Sept. 30, 2006	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %
NET REVENUES
Online travel stores and monthly fees	$69,031,218	72.0%	$22,481,964	72.1%	$46,549,254	207.1%
Travel commissions and services	13,930,824	14.5%	5,116,529	16.4%	8,814,295	172.3%
Training programs and marketing materials	10,364,547	10.8%	2,949,763	9.5%	7,414,784	251.4%
Other	2,592,266	2.7%	630,820	2.0%	1,961,446	310.9%

Total net revenues	95,918,855	100.0%	31,179,076	100.0%	64,739,779	207.6%
OPERATING EXPENSES
Marketing commissions	55,370,759	57.7%	19,556,884	62.7%	35,813,875	183.1%
Travel commissions	9,398,036	9.8%	3,319,045	10.6%	6,078,991	183.2%
Depreciation and amortization	782,218	0.8%	262,846	0.8%	519,372	197.6%
Marketing and selling	4,342,480	4.5%	1,144,814	3.7%	3,197,666	279.3%
General and administrative	24,509,665	25.6%	12,572,068	40.3%	11,937,597	95.0%
Total operating expenses	94,403,158	98.4%	36,855,657	118.1%	57,547,501	156.1%
INCOME (LOSS) FROM OPERATIONS	1,515,697	1.6%	(5,676,581)	(18.1%)	7,192,278	(126.7%)

OTHER INCOME/(EXPENSE)
Interest and dividend income	309,358	0.3%	118,179	0.4%	191,179	161.8%
Interest expense	(27,041)	0.0%	(452,455)	(1.5%)	425,414	(94.0%)
Gain (loss) on sale of assets	(9,991)	0.0%	1,000	0.0%	(10,991)	(1099.1%)

Total other income/(expense)	272,326	0.3%	(333,276)	(1.1%)	605,602	(181.7%)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,788,023	1.9%	(6,009,857)	(19.2%)	7,797,880	(129.8%)

INCOME TAX PROVISION	143,750	0.1%	-	-	143,750	-

NET INCOME (LOSS)	$1,644,273	1.8%	$(6,009,857)	(19.2%)	$7,654,130	(127.4%)

The following table sets forth the number of RTAs for each period covered by this report, as well as the on-line site sales figures for each period.

RTAs as of	RTAs as of
September 30, 2007	September 30, 2006
120,948	45,233

Three months ended September 30, 2007 and 2006

Site sales for the	Site sales for the
3 months ended	3 months ended
September 30, 2007	September 30, 2006
38,032	17,811

Nine months ended September 30, 2007 and 2006

Site sales for the	Site sales for the
9 months ended	9 months ended
September 30, 2007	September 30, 2006
105,756	39,613

The RTA numbers represent the number of active RTAs paying $49.95 per month to us as monthly fees. The site sales numbers represent the number of online travel store sites sold during the respective periods. The number of sales, and the number of recurring monthly fees paid, each directly impacts our revenues and expenses. As each new site is sold for $449.95, marketing commissions are paid on that sale. Likewise, each recurring monthly fee paid results in marketing commissions paid to the Reps. As the number of active RTAs grows, the amount of our travel commission revenue grows as well. Correspondingly, our travel commission expense follows suit.

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

Three months ended September 30, 2007 compared to three months ended September 30, 2006

The Company reported net income for the third quarter ended September 30, 2007 of $2,149,491 or $0.02 per diluted share compared to a net loss of $4,364,080 or ($0.05) per diluted share for the comparable quarter of 2006.

Net Revenues

Net revenues totaled $39,869,242 and $13,136,589 in the third quarter of 2007 and 2006, respectively.

•
Online travel store sales and monthly fees increased $19,675,945 or 218.2% in the third quarter of 2007 to $28,691,270 from the $9,015,325 reported in the comparable prior year quarter. The increase is due to the significant growth of YTB Marketing attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Travel agency commissions for the third quarter of 2007 increased $3,572,512 or 181.9% to $5,536,399 from the $1,963,887 reported in the comparable prior year quarter. The increase is attributable to the increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs. Also contributing to the growth in travel agency commissions is the fact that the Company held more travel training events/tradeshows in the third quarter of 2007 compared to 2006, which in turn increase product awareness, making the Company’s RTAs more effective in selling travel. The Company anticipates the number of training events and tradeshows held will continue to increase as the number of RTAs continues to grow.

•
Training programs and marketing materials revenue increased $2,175,238 or 147.4% in the third quarter of 2007 to $3,651,184 from $1,475,946 in the comparable prior year quarter. This increase is due to the significant growth of sales revenues primarily from training programs, sales aides and miscellaneous promotional and marketing materials purchased by an increasing number of Reps. Revenue from the sale of the “Success from Home” magazine, new in 2006, accounts for $1.2 million of the increase in the third quarter of 2007. Additional increases in the third quarter of 2007 related to training programs revenue and sales aides in the amount of approximately $1.0 million compared to the third quarter of 2006. Training program revenue has increased significantly as the Company is holding more meetings and the average attendance at the meetings is growing as well.

•
Other income increased in the third quarter of 2007 as compared to 2006 by $1,308,958 or 192.1% to $1,990,389 from $681,431. This increase is primarily related to the annual convention revenue which increased $1,302,795 or 237.4% to $1,851,503 from $548,708 reported in the comparable prior year quarter.

Operating Expenses

•
Marketing commissions increased by $11,129,961 or 117.5% in the third quarter of 2007 to $20,603,925 from $9,473,964 in the third quarter of 2006. This increase is due to the significant increase in active RTAs recruited by our Reps. The increase is also due to an increase in the number of sales directors in the Company along with an increase in the amount paid out to the entire Director’s Pool. The Director’s Pool consists of Reps who have achieved certain performance levels within the Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held.

•
Travel commissions for the third quarter of 2007 increased by $2,564,481 or 190.2% to $3,913,021 from $1,348,540 reported in the third quarter of 2006. The increase is attributable to the increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs.

•
Depreciation and amortization was $304,243 in the third quarter of 2007, compared to $129,376 in the corresponding quarter of 2006. The increase in depreciation and amortization is primarily attributable to the new additions related to the Company’s new headquarters building and assets related to the growth of the Company’s infrastructure.

•
Marketing and selling expenses increased by $815,039 or 102% to $1,613,890 from $798,851 reported in the third quarter of 2006. The increase is primarily due to the increase in the promotional magazine program expense; this expense is offset by the revenue collected on the sale of magazines to RTAs.

•
General and administrative expenses increased $5,587,115 to $11,228,055 in the third quarter of 2007 from $5,640,940 in the third quarter of 2006. As a percentage of total net revenues, these expenses were 28.2% in 2007 and 42.9% in 2006. The increase in general and administrative expense in 2007 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume as well as the costs associated with the ongoing implementation of new business strategies company-wide. The increases year over year relate primarily to :

•
Salaries and benefits increased by $1.4 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of on line travel stores and continuing renewals of RTAs.

•	The annual convention expense increased $1,282,259 due to the 200% increase in attendance.

•	Postage and shipping increased by $311,614 as a result of the continued strong sales and renewal base of RTAs and the related costs to ship marketing materials to our RTAs.

•	Credit card fees and bank charges increased by $607,955 in direct proportion to the number of sales and renewals.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

The Company reported net income for the nine months ended September 30, 2007 of $1,644,273 or $0.01 per diluted share compared to a net loss of $6,009,857 or ($0.07) per diluted share for the comparable period of 2006. The overall results for the first nine months of 2007 were impacted by the overall growth of active RTAs. The revenue related to online travel stores for the first nine months of 2007 was $41.3 million while the comparable 2006 figure was $7.3 million.

Net Revenues

Net revenues totaled $95,918,855 and $31,179,076 in the first nine months of 2007 and 2006, respectively.

•
Online travel store sales and monthly fees increased $46,549,254 or 207.1% in the first nine months of 2007 to $69,031,218 from the $22,481,964 reported in the comparable prior year period. The increase is due to the significant growth of YTB Marketing attributable to the increase in active RTAs. The Company believes its significant growth in RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the demand for home-based businesses.

•
Travel agency commissions for the first nine months of 2007 increased $8,814,295 or 172.3% to $13,930,824 from the $5,116,529 reported in the comparable prior year period. The increase is attributable to an increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs. Also contributing to the growth in travel agency commissions is the fact that the Company is holding more travel training events/tradeshows in the first nine months of 2007 compared to 2006 that increase product awareness, making the Company’s RTAs more effective in selling travel. The Company anticipates the number of training events and tradeshows held will continue to increase as the number of RTAs continues to grow.

•
Training programs and marketing materials revenue increased $7,414,784 or 251.4% in the first nine months of 2007 to $10,364,547 from $2,949,763 in the comparable prior year period. This increase is due to the significant growth of sales revenues primarily from training programs, sales aides and miscellaneous promotional and marketing materials purchased by an increasing number of Reps. Revenue from the sale of the “Success from Home” magazine, new in 2006, accounts for approximately $4.3 million of the increase in the first nine months of 2007. Additional increases in the first nine months of 2007 related to (i) training programs revenue and (ii) sales aides and miscellaneous marketing materials revenue, in the amounts of approximately $2.8 million and $272,886, respectively, compared to the first nine months of 2006. Training program revenue has increased significantly as the Company is holding more meetings and the average attendance at the meetings is growing as well.

•
Other income increased in the first nine months of 2007 as compared to 2006 by $1,961,446 or 310.9% to $2,592,266 from $630,820. This increase is primarily related to the annual convention which incurred offsetting expenses.

Operating Expenses

•
Marketing commissions increased by $35,813,875 or 183.1% in the first nine months of 2007 to $55,370,759 from $19,556,884 in the first nine months of 2006. This increase is primarily due to the significant increase in active RTAs recruited by our Reps. The first nine months ended September 30, 2007 also includes $6,654,645 in bonus expense for the Company’s Reps earned in conjunction with the Company’s sales director bonus programs while the first nine months of 2006 includes $3,480,500 of bonus expense. The increase is also due to an increase in the number of sales directors in the Company with guaranteed earnings, along with an increase in the amount paid out to the entire Directors’ Pool. The Directors’ Pool consists of Reps who have achieved certain performance levels within the Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held.

•
Travel commissions for the first nine months of 2007 increased by $6,078,991 or 183.2% to $9,398,036 from $3,319,045 reported in the first nine months of 2006. The increase is attributable to an increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs.

•
Depreciation and amortization was $782,218 in the first nine months of 2007, compared to $262,846 in the corresponding period of 2006. The increase in depreciation and amortization is primarily attributable to the new additions related to the Company’s new headquarters building and assets related to the growth of the Company’s infrastructure.

•
Marketing and selling expenses increased by $3,197,666 or 279.3% from $1,144,814 in the first nine months of 2006 to $4,342,480 in the first nine months of 2007. The increase is attributable to an increase in promotional efforts in connection with our Super Bowl insert and our leadership bulletins which led to an increase in RTAs. The increase is also due to the increase in magazine expense; this expense is offset by the revenue collected on the sale of magazines to RTAs.

•
General and administrative expenses increased $11,937,597 to $24,509,665 in the first nine months of 2007 from $12,572,068 in the first nine months of 2006. As a percentage of total net revenues, these expenses were 25.6% in 2007 and 40.3% in 2006. The increase in general and administrative expense in 2007 is attributable to the significant growth in the number of active RTAs resulting in increased costs associated with the growth in the Company’s infrastructure to support the increased volume as well as costs associated with the ongoing implementation of new business strategies company-wide. The increases year over year relate primarily to:

•
Salaries and benefits increased by $3.7 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of online travel stores and continuing renewals of RTAs.

•	Postage and shipping increased by $1.2 million as a result of the continued strong sales and renewal base of RTAs and the related costs to ship marketing materials to our RTAs.

•	Credit card fees and bank charges increased by $1.5 million in direct proportion to the number of sales and renewals.

•	The annual convention expense increased $1,282,259 due to the 200% increase in attendance.

Variability of Results

The Company’s travel products and services gross bookings have increased from the third quarter of 2006 to the third quarter of 2007 due to increase in the number of hosted websites and an increase in products and services sold by travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from the third quarter of 2006 to the third quarter of 2007.

As a result of the Company’s operating history in online commerce, the Company is unable to accurately forecast its revenues. The Company’s current and future expense levels are based predominantly on its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on the Company’s business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company’s operating results will fluctuate and net losses in a given period may be greater than expected.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the first nine months of 2007 and 2006:

	Nine months ended
	September 30, 2007	September 30, 2006
Net cash provided by (used in):
Operating activities	$11,086,925	$(23,145)
Investing activities	(6,161,732)	1,035,118
Financing activities	(457,972)	(1,242,331)

Net increase (decrease) in cash	$4,467,221	$(230,358)

Net cash provided by operating activities in the first nine months of 2007 was $11,086,925, as compared to cash used in operating activities of $23,145 in the first nine months of 2006.

Net cash used in investing activities was $6,161,732 during the nine months ended September 30, 2007, as compared to cash provided by investing activities of $1,035,118 for the same period in 2006. This $7,196,850 increase in cash consumed was primarily due to an increase of $5,543,728 in purchases of property and equipment as well as a decrease of $1,740,658 in net proceeds from the sale of available-for-sale securities.

Net cash consumed by financing activities was $457,972 and $1,242,331, respectively, in the first nine months of 2007 and 2006. The decrease in cash consumed by financing activities was primarily attributable to $768,969 and $412,000, respectively, in proceeds received during the first three quarters of 2007 from the exercise of common stock warrants and common stock options issued by the Company and the decrease in restricted cash-collateral used as a reserve for credit card processing of $439,310, partially offset by the 2007 repayment of the December 31, 2006 bank overdraft balance of $812,464.

As of September 30, 2007, the Company had $4,467,221 in cash and cash equivalents and $1,000,124 in available for sale securities. The Company believes that its cash and available for sale securities on hand at September 30, 2007, and its cash flow from operations will be sufficient to meet its obligations on a timely basis for the next 12 months.

On October 30, 2007, the Company paid $1,305,525 to the holder of the mortgage on Building One (see Note 13, “Subsequent Events”). The payment was made from existing surplus cash and releases Building One from all encumbrances.

On November 5, 2007, the Company acquired approximately 20 acres adjacent to its headquarters in Wood River, Illinois, for a total price of $1,542,601. The acquisition was paid from existing surplus cash. This real estate will be used for further planned expansion in the future.

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

In response to the evaluations conducted as of the end of the quarter covered by this report (and the corresponding evaluations conducted as of the end of the 1st and 2nd quarters of 2007), the Company has been reorganizing its executive personnel to address these issues. In connection with the continuing reorganization, the Company is developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes that progress has been made to improve the Company’s system of disclosure controls and procedures. Management believes that additional progress in strengthening its disclosure controls and procedures will continue through the fourth quarter of 2007.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during such fiscal quarter. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer identified certain changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company has completed the following measures in an effort to strengthen its financial reporting internal controls:

•	Formed a formal Disclosure Committee, comprised of senior and mid-level management, to review, comment on, and discuss required disclosures.

•	Experienced staff in the financial area have been recruited and retained.

•	A formal Disclosure Control policy has been drafted and subsequently adopted by the Board of Directors.

•	A formal, more stringent, closing process has been developed with timelines and checklists to be completed, for review.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As reported in Note 13 to the Company’s financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-QSB, on November 5, 2007, the Company acquired approximately 20 acres adjacent to its headquarters in Wood River, Illinois for a total price of $1,542,601. The acquisition was paid from existing surplus cash. This real estate will be used for further planned expansion in the future.

As reported in Note 13 to the Company’s financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-QSB, on November 8, 2007, the Company entered into a contract with Wood River Ventures I, LLC to purchase five acres of certain real estate property located at 100 Enviroway, Wood River, Illinois, including commercial buildings located thereon with approximately 51,980 square feet. The property to be purchased for a purchase price of $1,500,000 and the Company anticipates that the property will be used primarily as a Company call center. The closing date is set to occur after a period of due diligence as provided for in the contract related to the acquisition of the property.

As reported in Notes 9 and 13 to the Company’s financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-QSB, on November 8, 2007, the Company and Meridian Land Company, Inc. (“Meridian”) agreed, due to a mutual mistake of fact, to a rescission of the Company’s acquisition from Meridian of the real property located at Two Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”). The Company had purportedly acquired the Building Two Property from Meridian on August 14, 2007 as a result of Meridian’s exercise of a put option (the “Building Two Put Option”) under that certain Commercial Lease Agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian, as lessor, and the Company, as lessee, pursuant to which Meridian was to receive 1,875,000 shares of the Company’s common stock upon its transfer of title to the Building Two Property to the Company. The agreement to rescind the transactions resulted in (i) the revocation of Meridian’s exercise of the Building Two Put Option (and a revocation of the Company’s acceptance thereof), (ii) the re-conveyance of title to the Building Two Property by the Company to Meridian, (iii) a rescission of the Company’s issuance of 1,875,000 shares of its common stock to Meridian and (iv) the return and cancellation of such 1,875,000 shares. The Company’s Board of Directors also approved, in the near future (at the discretion of the Company’s proper officers), the Company’s exercise of its separate option under the Building Two Lease to acquire unencumbered title to the Building Two Property for the cash purchase price of $2,350,000.

Item 6. Exhibits

3.1
Form of Amended and Restated Certificate of Incorporation of the Company, effective as of July 31 2007, incorporated by reference to YTB International, Inc.'s Definitive Proxy Statement, on Schedule 14A, Appendix A, filed April 24, 2007.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to YTB International, Inc.'s Current Report on Form 8-K, Exhibit 3.1, filed September 28, 2007.

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

10.1
Contract to Purchase Real Estate (Building One), dated July 27, 2007, by and between Meridian Land Company, Inc. and YTB International, Inc., incorporated by reference to YTB International, Inc.’s Quarterly Report on Form 10-QSB, as amended, Exhibit 10.1, filed August 14,2007.

10.2
Commercial Lease Agreement, dated as of August 10, 2007, by and between Meridian Land Company, Inc. and YTB International, Inc. with respect to certain premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034, incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 10.1, filed August 22, 2007.

10.3
Contract to Purchase Real Estate, dated as of July 13, 2007, by and between Robert Karlas and YTB International, Inc. with respect to two parcels of land located at or about 2201 Old Alton Edwardsville Road, East Alton, Illinois.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Chief Executive Officer Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Chief Financial Officer Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
These certifications are attached as Exhibits 32.1and 32.2 accompanying this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. Signed originals of these written statements required by Section 906 have been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YTB International, Inc

/s/ J. Scott Tomer
J. Scott Tomer
Chief Executive Officer and Director Dated: November 14, 2007

/s/ John D. Clagg
John D. Clagg
Chief Financial Officer Dated: November 14, 2007