Form 10KSB
period 2007-12-31
YTB International, Inc.
filed 2008-03-31
CIK 852766

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-18412

YTB International, Inc.
(Name of small business issuer in its charter)

Delaware	20-2181181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 East Edwardsville Road
Wood River, Illinois 62095
(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (618) 655-9477

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:	Class A Common Stock, par value $0.001 per share
Class B Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

State issuer’s revenues for its most recent fiscal year: $141,285,474

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2008. $96,252,663

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,868,060 shares of Class A Common Stock, par value $0.001 per share, and 48,761,971 shares of Class B Common Stock, par value $0.001 per share, outstanding as of March 28, 2008 (excludes 4,911,299 shares of restricted Class A common stock and 9,822,598 shares of restricted Class B common stock that have been granted and are being held in escrow but have not yet vested and are therefore not treated as outstanding) .

DOCUMENTS INCORPORATED BY REFERENCE:

Document Incorporated by Reference	Part of Report into Which Incorporated

Proxy Statement for 2008 Annual	Part III
Meeting of Stockholders

Transitional Small Business Disclosure Format (check one) Yes☐ No☒.

Table of Contents

PART I
Item 1.	Description of Business	2
Item 2.	Description of Property	5
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	9
Item 6.	Management's Discussion and Analysis or Plan of Operation	10
Item 7.	Financial Statements	21
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item 8A(T).	Controls and Procedures	22
Item 8B.	Other Information	23

PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	24*
Item 10.	Executive Compensation	24*
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24*
Item 12.	Certain Relationships and Related Transactions, and Director Independence	24*
Item 13.	Exhibits	24
Item 14.	Principal Accountant Fees and Services	26*

*	Issuer's Proxy Statement for its 2008 Annual Meeting of Stockholders is incorporated herein by this reference.

PART I

On July 31, 2007 (the “Reclassification Date”), we filed an Amended and Restated Certificate of Incorporation which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and increased the Company’s total authorized capital. Stockholders of record on the Reclassification Date received two shares of Class B Common Stock and one share of Class A Common Stock in exchange for each share of existing common stock held as of the Reclassification Date. All shares and per share amounts in this Annual Report on Form 10-KSB reflect this reclassification.

Item 1. Description of Business.

YTB International, Inc., a Delaware corporation (the “Company”, “YTB” or “We”) is a leader in the travel services business and has operated in the travel services industry for 26 years. We offer an interactive, real-time travel booking engine with access to deals with leading travel industry suppliers to our licensees and to small office and home office entrepreneurs and independent travel agencies. Our revenue stream is comprised primarily of proceeds from initial online travel store sales, monthly web hosting fees from our “Referring Travel Agents” (“RTAs”) and commissions on the sale of travel products.

We believe that we are at the forefront of several growing trends: increased consumer spending in the travel industry, the boom in home-based businesses and the growing acceptance of conducting retail business on the Internet. With job security and an ability to spend time with family ever increasing concerns, the ability to own a home-based business is becoming an increasingly attractive option. As more people use the Internet to become better informed and to save time and money, we believe that online travel planning will continue to make tremendous inroads in the marketplace. In addition, the “baby boomer” generation is starting to retire, which may increase the demand for additional leisure travel. As a result, luxury cruise ship companies and resort builders are gearing up for a new wave of retirees, which we believe will add to the demand for travel-related products and services.

We conduct our business operations primarily through three distinct wholly-owned subsidiaries: (i) YourTravelBiz.com, Inc., which uses a referral marketing system to offer and sell online travel websites; (ii) YTB Travel Network, Inc., together with its subsidiary YTB Travel Network of Illinois Inc., which licenses and services our RTAs; and (iii) REZconnect Technologies, Inc., which operates as a travel vendor relationship management company and offers franchises to brick and mortar travel agencies.

We operate our businesses under various trade names including, “YourTravelBiz.com,” “YourTravelBiz™,” “YTB Travel and Cruises™,” “Travel Network™,” “YTB Travel Network™,” “Global Travel Network™,” “Travel Network Vacation Central™,” and “YTB.com™,” as well as web sites “Bookmytravel.com™,” and “REZconnect.com™.”

While previously concentrating on the establishment of our “brick and mortar” franchise operations, our management recognized that margins in the travel agency industry are generally shrinking, due in large measure to reductions by airlines in commission rates and to greater competition throughout the industry. To combat these trends and strengthen our competitive position, we sought to bring an advanced technology to the travel and lodging industry by investing in software development and offering new online travel website opportunities. All travel arrangements from the online travel sites that we host are serviced by the divisions of the Company. As of December 31, 2007, there were 131,065 such online sites in operation.

We were originally incorporated in the State of New York in June 1982 as Travel Network, Ltd., doing business as Global Travel Network. Summary information regarding the development of our business is found below under the heading “Corporate History.”

Because we had been delinquent in 2005 and part of 2006 in filing our periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Class A Common Stock is quoted on the Pink Sheets under the symbol YTBLA.PK. As we are now current with our periodic reports under the Exchange Act; we intend to have our common stock quoted on the OTC-BB once again and to thereafter apply for listing on a national securities exchange, when appropriate, although no assurances can be given in this regard. In 2008, we submitted to a FINRA (Financial Industry Regulatory Authority) member firm the requisite paperwork to be filed with FINRA to seek to have our Class A Common Stock quoted on the OTC-BB.

Current Operations

Our three distinct, wholly-owned subsidiary divisions operate as follows:

YourTravelBiz.com, Inc. (and its subsidiaries)

YourTravelBiz.com, Inc. together with its domestic and international subsidiaries (collectively “YTB Marketing”) conducts business through recruitment, enrollment, training, and support of its sales force. There are currently approximately 303,100 independent contractors, known as “Reps” (each, a “Rep”), who are responsible for enrolling RTAs, most of whom work from their homes. Reps are compensated via a marketing commission structure. A Rep might utilize a number of methods for attracting new RTAs, including the use of informational meetings and events, local advertising, and one-on-one meetings with individuals seeking a home-based business enterprise.

YTB Marketing was created to market travel booking websites to RTAs in a referral marketing program that incentivizes Reps to bring RTAs into the system. RTAs are also independent contractors and are provided with training materials and onsite training at various locations throughout the United States. YTB Marketing charges an initial sale price of $449.95 for the sale of an online travel store plus $49.95 per month for web-hosting fees, on a month-to-month basis, to RTAs, who own and operate online travel sites. RTAs can also earn additional transactional compensation from travel purchased from their respective websites.

YTB Travel Network, Inc. (and its subsidiaries.)

YTB Travel Network, Inc.’s (together with its domestic and international subsidiaries collectively “YTB Travel”) business is comprised of arrangements to sell airline tickets, cruise packages and other services, plus travel sales, from the approximately 131,065 RTAs’ web sites that it hosts. YTB Travel handles travel processing, document distribution and travel commission payments, including tracking transactions for each of the sites. RTAs are educated through our numerous travel training courses. This training is accomplished through a combination of company conference calls, e-training modules and hands-on certification seminars.

REZconnect Technologies, Inc.

REZconnect Technologies, Inc. (“REZconnect”) operates as a travel vendor relationship management company and offers franchises to brick and mortar travel agencies. All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by REZconnect are made through its independent agencies and franchisees, or through its interactive websites. REZconnect sells and services travel stores within the travel industry and operates RezCity.com, an online city guide and travel store. REZconnect operates under the following brands: Travel Network™, Global Travel Network™ and Travel Network/Vacation Central™.

Competition and Customer Base

The travel industry is highly diverse, specialized and one of the most competitive industries in the United States. Much of the travel business is niche oriented and is highly price sensitive. Many of our competitors are much more highly capitalized. One of the principal functions of our share exchange transaction and reincorporation in late 2004 (as described in “Corporate History” below) was to position the Company to be more competitive.

We have the characteristics of both an online travel provider and a “brick and mortar” travel agency, because we offer travel-related products through traditional “brick and mortar” travel agencies and online sites. This unique positioning results in our having few direct competitors. Our competition can be classified into three separate types of companies: online travel providers; retail travel providers; and electronic distributors of travel information and services. Websites such as Travelocity.com, Priceline.com, Expedia.com and Orbitz.com are online retailers of travel, unlike YTB Travel which serves in a facilitator function only. In addition, the YTB Travel target markets serve as direct referrals for the Company’s RTAs. Travelocity, through its subsidiary World Choice Travel, a competitor, is now a revenue-generating preferred supplier for air ticketing, car rental and hotel on our travel sites.

Because of our direct marketing approach and our diverse customer base, we are not dependent on major customers for a significant portion of our revenues. There are currently other direct network marketing companies specializing in the online travel business similar to YTB Marketing. The Company’s franchise travel agency business is subject to competition.

Regulatory Framework

Our current and prospective operations within the travel services industry are not restricted to a material extent by any current or proposed governmental regulations, and governmental approval is not required for the conduct of our business (other than ordinary course travel licenses and similar approvals). Similarly, environmental laws do not materially limit or materially impact our operations, and compliance with environmental laws does not impose a material cost on our business. YTB Marketing, whose Reps sell the online travel websites of YTB Travel, is subject to the various state and federal laws and regulations governing the structure and conduct of network marketing companies.

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

In September 1999, Playorena, Inc., a public shell company, acquired the outstanding equity of GTN in exchange for 5,063,379 shares of Playorena’s common stock (including 123,292 shares reserved for issuance upon the exercise of certain warrants previously issued by GTN and 4,931,087 shares issued to equity holders of GTN), representing 94.5% of the issued and outstanding common stock of Playorena, Inc. upon completion of the share exchange. Following the merger with Playorena, Inc., the surviving entity’s name was changed to ETRAVNET.COM, Inc. and its common stock was quoted on the OTC-BB under the symbol “ETRV,” and, subsequently, under the symbol “ETVT.” In August 2001, ETRAVNET.COM, Inc. changed its name to REZconnect Technologies, Inc. and its common stock was thereafter quoted under the symbol “REZT.”

In December 2004, we acquired all of the issued and outstanding stock of YourTravelBiz.com, Inc., then a privately-held Illinois corporation, pursuant to a share exchange transaction. In this transaction the stockholders of YourTravelBiz.com, Inc. received, in exchange for 100% of YourTravelBiz.com, Inc.’s capital stock, 11,522,376 newly issued shares of our capital stock (the “Exchange Stock”). The number of shares of Exchange Stock issued was one share greater than the total number of then-outstanding shares of our stock and consisted of 7,430,000 shares of our common stock and 4,092,376 shares of our Series B Convertible Preferred Stock (“Series B Stock”). The Series B Stock was created and issued because we did not have a sufficient number of authorized and un-issued shares of our common stock available for issuance to the YourTravelBiz.com, Inc. stockholders in the transaction. Each share of Series B Stock was converted into one share of our common stock on January 9, 2005. The issuance of the Exchange Stock was not registered, as the transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended (the “Securities Act”).

Effective January 4, 2005, we reincorporated in Delaware, changed our name to YTB International, Inc., and increased the number of authorized shares of our common stock to 50,000,000. A principal result of the share exchange transaction was the creation of our current multiple subsidiary operating structure. As a further result of the share exchange transaction, our trading symbol on the OTC-BB was changed to “YTBL.OB.” When our common stock was removed from quotation on the OTC-BB and began to be quoted on the Pink Sheets in 2006 (as described in Item 5 below), our trading symbol became “YTBL.PK.”

On July 31, 2007 (the “Reclassification Date”), we filed our Amended and Restated Certificate of Incorporation, previously approved by our stockholders at our 2007 annual meeting of stockholders on June 11, 2007, which authorized the issuance of two classes of common stock - Class A Common Stock (300,000,000 shares authorized) and Class B Common Stock (100,000,000 shares authorized) - and an increase in our total authorized capital. This amendment and restatement enabled a reclassification of the Company’s then-existing common stock, par value $0.001 per share (“Old Common Stock”) into Class B Common Stock and an accompanying stock dividend (collectively, the reclassification and the stock dividend, the “Reclassification”) pursuant to which stockholders of record received one share of Class A Common Stock and two shares of Class B Common Stock for each share of Old Common Stock held as of the Reclassification Date.

On August 1, 2007, immediately following the effectiveness of the Reclassification, we announced that the new ticker symbol for our new Class A Common Stock was YTBLA. There is no symbol for our Class B Common Stock, as that security must be converted into Class A Common Stock (on a one share for one share basis) in order to be traded.

Employees

As of December 31, 2007, we had a total of 315 full-time employees (which excludes Reps and RTAs, who are independent contractors and not employees). Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe that we enjoy good relations with our employees.

Recent Milestones and Achievements

During 2007, we were named the 35th largest travel agency in the United States by Travel Weekly for the year ended 2006. Reflecting on our growing prominence in the travel industry, in 2007, YTB Travel’s Chief Executive Officer, Kim Sorensen, was named among The 33 Most Influential People in the Travel Industry. During fiscal 2007, the aggregate value of the retail travel services that have been booked by our RTAs and independent franchisees surpassed $400,000,000. Only the commissions paid by travel suppliers are included in our financial results.

In September 2007, we were admitted as a member company of the Direct Selling Association (the “DSA”), a national trade association of leading firms that manufacture and distribute goods and services sold directly to consumers. We thereby joined the ranks of DSA’s more than 220 active and pending member companies in the United States. Our membership in DSA requires us to maintain certain levels of ethical conduct and service in our marketing and direct sales activities, in conformity with DSA’s Code of Ethics and DSA’s stated mission—“to protect, serve and promote the effectiveness of member companies and the independent business people they represent” and “to ensure that the marketing by member companies of products and/or the direct sales opportunity is conducted with the highest level of business ethics and service to consumers.”

Item 2. Description of Property.

The following table sets forth certain information concerning our principal facilities:

PROPERTY LOCATION	APPROXIMATE AREA IN SQUARE FEET	PRIMARY USES OF PROPERTY	OWNERSHIP OR LEASE
1901 East Edwardsville Road, Wood River, Illinois	120,000	Corporate headquarters	Owned (1)

560 Sylvan Avenue, Englewood Cliffs, New Jersey	2,000	REZconnet Technologies, Inc. (subsidiary) headquarters	Leased (2)

One Country Club View Drive, Edwardsville, Illinois	13,000	Administration	Owned (3)

600 Country Club View Drive, 2nd Floor, Edwardsville, Illinois	5,000	Administration	Leased (4)

#112 Magnolia Drive, Lot #9 Magnolia Commons, Glen Carbon, Illinois	5,500	Administration	Leased (5)

(1) Subject to mortgage in original principal amount of $2,500,000, which bears interest at a floating rate equal to the prime rate, less 0.50%. Currently, $1,995,989 of principal remains outstanding under such mortgage.

(2) Lease term expires in April 2008.
(3) Previously leased. We purchased this property from our then-landlord in 2007 upon exercise of a $1,850,000 cash purchase option in our lease agreement.
(4) Lease term expires on October 31, 2010. We have exercised our $2,350,000 cash purchase option under our lease agreement and have entered into a contract for the acquisition of this property in the near future.

(5) Lease term expires on August 15, 2009.

Owned Real Property

Headquarters Office. Our headquarters office is located at 1901 East Edwardsville Road, Wood River, Illinois 62095. We acquired the 12 acres of land on which our headquarters office is located, including the 100,000 square foot building that houses our headquarters office (collectively, the “Headquarters Property”) for $2.5 million on July 26, 2006. In December 2006, we acquired 1.08 acres of land that included a 20,000 square foot building contiguous to the current facility for cash consideration of $508,693 as part of the future facility plan for our corporate headquarters that we embarked upon back in July 2006. We financed the purchase of the Headquarters Property by borrowing $2.5 million from Meridian Bank, a local bank controlled by two of our directors. The loan is evidenced by a note of like principal amount that we issued to Meridian Bank (the “Note”), which bears interest at a floating rate equal to the prime rate, less 0.50%, determined on a daily basis. Interest only is payable monthly for the first two years of the Note after which the entire principal will be paid or the Note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2008, the Note is payable upon demand per the terms of the agreement. However, no demand has been made to date. The Note is collateralized by a mortgage on the Headquarters Property and was collateralized by a $500,000 certificate of deposit. On January 8, 2008, the certificate of deposit was used for repayment of principal under the Note such that the outstanding principal amount of the Note has been reduced to $1,995,989 as of March 15, 2008. Through the use of working capital funds, we have completed a $2.5 million renovation of 20,000 square feet of the building for our current operations. Besides the $2.5 million of renovations already carried out, we are planning an additional $12.0-$15.0 million renovation project for the Headquarters Property, which we plan to finance via general working capital funds and outside financing.

The chairman and principal shareholder of Meridian Bank, Timothy Kaiser, M.D., is also one of our directors. Another of our directors, Clay Winfield, is also a principal shareholder and director of Meridian Bank. The loan transaction with Meridian Bank was approved by the independent members of our Board of Directors. See Item 12. “Certain Relationships and Related Transactions, and Director Independence” and the information incorporated by reference therein.

Properties for Future Expansion. We also own additional real properties that may be used for future expansion generally or for the expansion of our headquarters office facility in particular.

On August 23, 2007, we acquired two parcels of land located at or about 2201 Old Alton Edwardsville Road, East Alton, Illinois 62024 from an unaffiliated third party (the “Seller”). The first parcel (“Parcel No. 1”) consists of approximately 9.9 acres of land and was acquired for a purchase price of $792,000, which we paid in cash to the Seller at the closing therefor. The second parcel (“Parcel No. 2”), consisting of approximately 12.55 acres of land, is separated from Parcel No. 1 by Old Alton Edwardsville Road, and was acquired for a purchase price of $20,000 per acre, or approximately $251,000 in the aggregate, which we also paid in cash to the Seller at the closing therefor. We anticipate using the land parcels for future expansion, but have no definitive plans with respect to the use of either Parcel No. 1 or Parcel No. 2 at the current time. The acquisition of the parcels was financed with general working capital.

In September 2007, we acquired approximately twenty (20) acres of real property for the future purpose of expanding our headquarters office facility. The unimproved property, which is located adjacent to our Headquarters Property, was acquired from four (4) individuals and two (2) trusts. We paid a purchase price is equal to $80,000 per acre of land, totaling $1,600,000, which was financed with general working capital.

Administrative Facility. Another one of our owned real properties, which serves as a facility for our administration, was acquired as a result of our exercise, on July 27, 2007, of our purchase option (the “Building One Purchase Option”) under that certain Commercial Lease Agreement (the “Building One Lease”), dated December 22, 2004, by and between Meridian Land Company, Inc. (“Meridian Land”), as lessor, and the Company, as lessee, covering the approximately 13,000 square foot premises located at One Country Club View, Edwardsville, Illinois 62025 (the “Building One Leased Premises”). As a result of our exercise of the Building One Purchase Option, we entered into a contract with Meridian Land (the “Building One Purchase Contract”) and purchased the real property on which the Building One Leased Premises are located (the “Building One Property”) pursuant thereto. At the time that we exercised the Building One Purchase Option, we had been leasing the Building One Leased Premises from Meridian Land for a five year term under the Building One Lease, which was to expire on June 30, 2010.

Consistent with the terms of the Building One Purchase Option, under the Building One Purchase Contract, the purchase price for the Building One Property was set at $1,850,000, of which $480,500 was paid by us in cash as of the signing of the Building One Purchase Contract and the remaining $1,369,500 of which constituted obligations of Meridian Land which we paid and/or assumed at the closing, consisting of (i) $1,305,525 principal amount of aggregate indebtedness owed by Meridian Land to a local bank, (ii) $57,791 of accrued property taxes owed by Meridian Land for the Building One Property for 2006 and for a pro-rata portion of 2007, and (iii) $6,184 of assorted closing costs of Meridian Land. The indebtedness to the local bank that we assumed at the closing was secured by a mortgage on the Building One Property. Closing under the Building One Purchase Contract occurred on August 14, 2007. We subsequently repaid and retired the outstanding indebtedness on the Building One Property.

Meridian Land is controlled by Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of our Board of Directors. As with the original Building One Lease transaction, our acquisition of the Building One Property was approved by the independent members of our Board of Directors. See Item 12. Certain Relationships and Related Transactions, and Director Independence and the information incorporated by reference therein.

 Leased Real Property

Additional Administrative Facility. In addition to our owned real property, we lease approximately 5,000 square feet of office space (which served as part of our previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”) under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land, as lessor, and the Company, as lessee, which is to expire on October 31, 2010. In January 2008, we exercised our purchase option under the Building Two Lease to acquire the Building Two Property for $2,350,000 in cash and we have subsequently entered into a purchase contract with Meridian Land pursuant thereto. We have paid $500,000 out of the $2,350,000 purchase price as a deposit as of the execution of the purchase contract, and the remaining $1,850,000 is due at the closing of the acquisition of the Building Two Property, which is scheduled to occur in, or prior to, May 2008.

Magnolia Leased Premises. On August 17, 2007, we entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). We intend to utilize the Magnolia Leased Premises as additional office space.

The Magnolia Lease runs for an initial term of eighteen (18) months, originally commencing on November 1, 2007 and expiring on April 30, 2009. Rent under the Magnolia Lease has been set at $8,400 per month. Due to construction delays the original lease commencement date was changed to February 15, 2008, while the expiration date was moved to August 15, 2009. In addition to monthly rental payments, we will be responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by us in conjunction with the Magnolia Leased Premises.

The consent of Meridian Land is required for us to assign the Magnolia Lease or sublet the Magnolia Leased Premises, such consent not to be unreasonably withheld or delayed. Any assignment or subletting by us will not relieve us from any of our duties or obligations under the Magnolia Lease.

Meridian Land is controlled by Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of our Board of Directors. Our entry into the Building Two Lease, our exercise of our cash purchase option and entry into a purchase contract with respect to the Building Two Property, and our entry into the Magnolia Lease, were each approved by the independent members of our Board of Directors. See Item 12. (Certain Relationships and Related Transactions and Director Independence) and the information incorporated by reference therein.

Facility for REZconnect Subsidiary. Besides our previous headquarters offices, we also lease office space at 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632, principally for the operations of our REZconnect subsidiary. Our New Jersey offices consist of approximately 2,000 square feet of leased space. The current monthly rent under our New Jersey lease is $4,083, and such lease expires in April 2008. We intend to renew this lease. No extension has been entered into as of the filing of this report.

Adequacy of Property

All of our owned and leased real properties are in good working condition, and we believe that they are adequate to meet our current operational needs. In addition, we believe that all such properties are adequately covered by insurance.

We began planning a $12.0-$15.0 million project for the renovation of our current headquarters office in late 2007. Please see the description below in Item 6 (Management’s Discussion and Analysis or Plan of Operation), sub-heading “Liquidity and Capital Resources”, for further discussion of this renovation project and the expenditures that will be incurred in connection therewith.

Real Estate Investment Policies

We do not have any policies in place with respect to investments in (i) real estate or interests in real estate, (ii) real estate mortgages or (iii) securities of or interests in persons primarily engaged in real estate activities. The real estate that we own and lease have been acquired and are leased, as appropriate, to support our operations and for long-term investment purposes.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

For a history of our trading symbols and the principal markets on which our common stock has been traded in the past, see the description above in Item 1. Description of Business, sub-heading “Corporate History.”

Upon the consummation of our acquisition of YourTravleBiz.com, Inc. and our reincorporation in Delaware as YTB International, Inc. in January 2005, our common stock began to be quoted on the OTC-BB under the symbol “YTBL.OB.” On May 24, 2006, our common stock was suspended from quotation on the OTC-BB as a result of our not having filed our Annual Report on Form 10-KSB for the year ended December 31, 2005 in a timely manner with the United States Securities and Exchange Commission (the “SEC”). These delinquencies have been cured and since May 2006, our common equity has been quoted on the Pink Sheets, initially via the quotation of our common stock under the symbol “YTBL.PK,” and subsequent to the Reclassification (as described above in Item 1. Description of Business, sub-heading “Corporate History”), via the quotation of our Class A Common Stock under the symbol “YTBLA.PK.” Because we have become current with our periodic reports under the Exchange Act, we intend to have our Class A Common Stock quoted on the OTC-BB once again and to thereafter apply for its listing on a national securities exchange, although no assurances can be given in this regard. Towards such end, on March 3, 2008, the requisite paperwork for the quotation of our Class A Common Stock on the OTC-BB was submitted to a FINRA member firm for filing with FINRA.

As noted above, there is no symbol and no trading market for our Class B Common Stock, as that security must be converted into Class A Common Stock (on a one share for one share basis) in order to be traded.

Common Stock Prices

The following table sets forth the high and low bid prices per share of our Class A Common Stock, for the periods indicated. All prices relating to periods prior to the July 31, 2007 Reclassification Date give retroactive effect to the 3 for 1 stock split that resulted from the Reclassification.

	High	Low
Fiscal year ended December 31, 2007
First quarter	$5.62	$1.03
Second quarter	1.87	1.32
Third quarter	2.83	1.87
Fourth quarter	2.00	0.96

Fiscal year ended December 31, 2006
First quarter	$1.37	$1.06
Second quarter	1.55	1.11
Third quarter	2.95	1.21
Fourth quarter	3.28	1.85

At March 28, 2008, the closing price per share of our Class A Common Stock, as reported by the Pink Sheets was $1.64.

Shareholders

As of December 31, 2007, we had 366 shareholders of record of our Class A Common Stock and Class B Common Stock.

Dividend Policy

We have neither declared nor paid a cash dividend on any class of our common stock since we became a publicly traded company. At this time, it remains the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Recent Sales of Unregistered Securities

We have not engaged in the sale of any equity securities that have not been registered under the Securities Act during the fiscal year covered by this Annual Report that has not been previously reported by us.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

We are a leading provider of Internet-based travel related services and operate primarily through three of our subsidiaries: YourTravelBiz.com, Inc., YTB Travel Network, Inc. and REZconnect Technologies, Inc. YourTravelBiz.com, Inc. (“YTB Marketing”) establishes online travel websites and compensates its Reps via a multilevel marketing commission structure. YTB Travel Network, Inc. (“YTB Travel”) contracts with the online travel businesses, provides online booking systems, fulfills travel orders and pays travel commissions. REZconnect Technologies, Inc. (“REZconnect”) operates as a travel vendor relationship management company and offers franchises to brick and mortar travel agencies. All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by REZconnect are made through its independent agencies and franchisees, or through its interactive websites.

We offer our customers a reliable source of travel products and services through our relationships with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. We offer our customers the ability to make reservations on over 400 airlines, at more than 75,000 hotels and with most major car rental companies, cruise lines and tour package operators.

Our multi-segment operating model provides us with a competitive advantage because few travel related companies have expertise in both travel and marketing. We have been able to obtain more favorable pricing terms with our vendors as a result of economies of scale. In addition, more favorable commission rates are able to be realized based on the larger volume.

We also benefit from the synergies among our operating segments. YTB Marketing markets and establishes online travel websites on behalf of YTB Travel. YTB Marketing has a unique business model and strategy of creating a network of commissioned Reps who exclusively market the online travel websites of YTB Travel. A purchaser of an online travel website from YTB Travel is known as a Referring Travel Agent (“RTA”). Each RTA pays $449.95 for the purchase of an online travel store, plus the first month’s RTA web hosting fee of $49.95. The monthly fee continues for as long as the RTA operates his/her online travel store. YTB Travel retains a percentage of the travel commissions generated by the RTAs. While Travelocity, Priceline.com, Expedia and Orbitz focus their promotion efforts on the customer, typically spending over 25% of their revenue on advertising, we spend less than 1% of our net revenues on advertising.

YTB Marketing’s sales of online travel websites on behalf of YTB Travel are not subject to the seasonality of the travel business, nor should a decline in travel significantly impact YTB Marketing, since the $49.95 monthly fee is a primary source of YTB Marketing’s revenue. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each RTA develops personal relationships with his or her customers, who book travel through the RTA’s own online travel store, thereby creating a significant advantage for YTB compared to the major online travel companies. The cost to book a trip through an RTA is usually nearly identical to booking a trip through a major online travel company. The RTAs’ online stores provide access to more than 31 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, Ourvacationstore.com and more.

As of December 31, 2007, there are 131,065 RTA travel store websites in operation and numerous registered travel agents, which include franchisees and independent travel agents, using the Vacation Central travel portal site. Site owners are also permitted to solicit organizations and associations for travel sites.

YTB Travel is our travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from approximately 131,065 websites, negotiates deals with over 60 preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to the Internet for travel services presents the opportunity for advancement of products and services by referral relationships. Future revenue growth should accelerate as more RTAs are added to the system, and as each goes through the various training programs that YTB Travel provides. RTA sites are available for use 24 hours, 7 days a week.

REZconnect generates revenue through registered travel agents and 45 active franchised travel agencies. REZconnect offers consumer driven websites which provide strong content and travel booking ability with 55 booking engines incorporated into one site, covering virtually all aspects of the travel industry.

Our revenues derive primarily from online travel store sales, monthly RTA web hosting fees and commissions paid by travel providers. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.”
•	Commission revenues, net of allowances for cancellations, are recognized based on the expected date of travel.
•	Overrides are recognized on an accrual basis based on prior year's experience adjusted for current year volumes.
•
Franchise fees are recognized when all material services and conditions required have been performed and the ability to collect the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee.

•	Franchise service fees are recognized on an accrual basis as earned.
•	Revenue from online travel store sales is deferred and recognized ratably as revenue over a 12-month period, which represents the average lifespan during which an RTA remains an RTA with the Company.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages and a nominal service fee for airline tickets. During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. YTB Travel expects that its commissions from online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering lower commissions. Each website travel storeowner pays a monthly web hosting fee of $49.95 to us, and can earn transactional compensation from travel purchased from his or her website. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

In order to expand our potential revenue base internationally, in early 2008 we expanded our services into Canada, the Bahamas, and Bermuda. YTB Bahamas commenced operations on January 11, 2008, and YTB Canada and YTB Bermuda commenced operations on February 8, 2008. As a result of this international expansion, our RTAs living in these countries can now sell travel through websites that they acquire from us, and, similarly, our Reps who are located there can market online travel websites to others in the U.S., Puerto Rico, the Bahamas, Bermuda and Canada.

It should be noted that while only the commissions arising from our RTAs’ booking of travel services are reflected as a component of our revenues in our financial statements, we also keep track of the aggregate retail value of all travel services that are booked by our RTAs (which directly impacts our commission revenues). The value of such travel services increased 83.7% in 2007 to over $414,000,000, from approximately $225,000,000 in 2006.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to our total revenues:

	2007		2006		Variance
	Year Ended December 31,	% of Net Revenues 2007	Year Ended December 31,	% of Net Revenues 2006	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel stores and monthly fees	$103,656,435	73.4%	$36,887,611	72.4%	$66,768,824	181.0%
Travel commissions and services	20,495,954	14.5%	7,364,413	14.5%	13,131,541	178.3%
Training programs and marketing materials	14,014,632	9.9%	5,766,081	11.3%	8,248,551	143.1%
Other	3,118,453	2.2%	878,625	1.8%	2,239,828	254.9%

Total net revenues	141,285,474	100.0%	50,896,730	100.0%	90,388,744	177.6%

OPERATING EXPENSES
Marketing commissions	80,550,029	57.0%	29,908,507	58.8%	50,641,522	169.3%
Travel commissions	13,426,540	9.5%	4,893,012	9.6%	8,533,528	174.4%
Depreciation and amortization	1,151,548	0.8%	408,025	0.8%	743,523	182.2%
Marketing and selling	6,219,485	4.4%	3,144,211	6.2%	3,075,274	97.8%
General and administrative	36,915,025	26.1%	18,595,959	36.5%	18,319,066	98.5%

Total operating expenses	138,262,627	97.8%	56,949,714	111.9%	81,312,913	142.8%

INCOME (LOSS) FROM OPERATIONS	3,022,847	2.2%	(6,052,984)	(11.9%)	9,075,831	149.9%

OTHER INCOME/(EXPENSE)
Interest and dividend income	447,369	0.3%	170,224	0.4%	277,145	162.8%
Interest expense	(38,130)	(0.0%)	(93,617)	(0.2%)	55,487	(59.3%)
Gain (loss) on sale of assets	(9,991)	(0.0%)	-	0.0%	(9,991)	0.0%

Total other income/(expense)	399,248	0.3%	76,607	0.2%	322,641	421.2%

INCOME (LOSS) BEFORE INCOME TAX PROVISION	3,422,095	2.5%	(5,976,377)	(11.7%)	9,398,472	157.3%

INCOME TAX PROVISION	213,200	0.2%	-	0.0%	213,200	0.0%

NET INCOME (LOSS)	$3,208,895	2.5%	$(5,976,377)	(11.7%)	$9,185,272	157.3%

The following table sets forth the number of active RTAs as of the conclusion of each of our last two fiscal years, as well as the number of site sales during each such fiscal year:

RTAs as of	RTAs as of
December 31, 2007	December 31, 2006
131,065	59,736

Site sales for the	Site sales for the
12 months ended	12 months ended
December 31, 2007	December 31, 2006
139,239	58,985

The above RTA figures represent the number of active RTAs paying $49.95 per month for monthly web hosting fees.  The site sales figures represent the number of online travel store sites sold during the respective fiscal years.  The number of sales, and the amount of recurring monthly web hosting fees paid, each directly impacts our revenues and expenses.  As each new site is sold for $449.95, marketing commissions are paid on that sale.  Likewise, each recurring monthly web hosting fee paid results in marketing commissions paid to our Reps.  As the number of active RTAs grows, the amount of our travel commissions revenue grows as well.  Correspondingly, our travel commissions expense follows suit.

The growth on a year-to-year basis of our organization that is evidenced by the above numbers directly impacts our financial results, both on the revenue side, and the expense side.  As more sites are sold and maintained, the amount of marketing and travel commissions correspondingly increase, as do other volume related expenses, such as wage and benefit costs.  As more sales are made, our entire infrastructure needs to keep pace with the sales volume.

At YTB Marketing, we engage network marketing as our method of distribution of the online travel websites to new RTAs. Reps are recruited, trained, motivated, recognized, supported, and compensated for the sale of our travel websites. A number of Company-sponsored events and programs are conducted annually to assist Reps in the building of their businesses. Below are some events and programs that occur throughout the year that assist Reps in building their businesses, while also training our RTAs:

•
National Convention: The YTB National Convention has been conducted annually in St. Louis since 2003.  The registration fee of $100 - $200 provides participants with four days of training, motivation, and recognition for sales achievement. Planned for the August 2008 National Convention is “YTB University,” a two-day school of business building and travel sales classes, conducted by YTB’s leading field sales people, corporate staff, travel industry vendors and experts, and outside professionals. The final two days of the convention consist of a series of general sessions, comprised of instructional and motivational speakers, awards and recognition, special announcements, launch of contests, travel industry vendor presentations, and keynote speeches by our corporate founders and field leaders.  In August 2007, attendance at the convention rose by over 200% relative to 2006, with 10,800 sales force individuals of our organization in attendance. It is anticipated that 2008 attendance could approach 20,000.

Convention attendance follows by year:
Year	Attendance
2004	700
2005	1,300
2006	3,200
2007	10,800

•
Regional Meetings - Throughout the year our founders, corporate staff, and field leaders plan and participate in various regional meetings around the nation for Reps and RTAs. These events, ranging from single-evening to two-day meetings and seminars, involve some of the elements of our National Convention. Attendance can range from a few hundred to several thousand attendees. These events usually begin in January with a “Founders Tour,” during which our founders travel to 60 - 70 cities to conduct meetings.

•
CRTA Events - These events - “RTA Certification” or “CRTAs” - are conducted by our Sales Directors, our top sales achievers.  They are primarily for the benefit of new RTAs and Reps. There is a $149 tuition payment required to become certified, but there is no payment required to attend the event. The one-day course consists of travel and marketing training, and is conducted normally on weekends on a monthly basis in up to 30 to 40 cities around the nation.

•
Coach’s Birthday Bash - A sales contest - “Coach’s Birthday Bash” - is launched annually at our National Convention and runs through the end of the year. The contest winners are treated to several days on a cruise or trip to an exotic location for socializing, recognition, and attendance of motivational and training seminars.

Number of Winners of Coach’s Birthday Bash contest by year have been:
Jan. 2005	100
Jan. 2006	200
Jan. 2007	400
Jan. 2008	2,000

•
Funshine Travel Trade Shows - Historically, twice annually, in the spring on the west coast and in the fall on the east coast, a “Funshine Travel Trade Show” is generally conducted and attended by upwards of 5,000 of our RTAs.  The Funshine event features major national travel vendors conducting travel seminars and distributing their vacation materials on cruises, golf packages, hotels and resorts, theme parks, and US and European packages, among others.   Event planning starts a year in advance for these travel events which features major vendors such as Disney, Carnival Cruises, Apple Vacations, Trafalgar Tours, and many more. In October 2007, over 5,000 RTAs attended the Funshine event that was held in Orlando, Florida.

•
YTB E-Campus - In October 2007, we launched “YTB E-Campus,” a proprietary web-based training certification and testing program for our RTAs.  The program was designed by Dr. Marc Mancini, the creative force behind some of the best-known and most successful training programs in the travel business. The YTB E-Campus instructional series is designed to be one of the most ambitious and comprehensive-training programs ever offered by a host agency and will initially consist of 10 unique courses. We have been introducing a new course every six to eight weeks. The first course, Overview of the Travel Industry, was launched in October 2007, and has been/will continue to be followed by courses on lodging, tours/groups, cruising, air, rail/car rentals, sales/service/marketing, and three courses on destination geography. Each course is interactive, instructionally sound and entertaining. TheAcademy.com, a San Antonio-based firm that specializes in travel-related training solutions, has designed the program’s web site. TheAcademy.com has built and currently manages several of the most prominent certification programs in the travel industry.

These events contribute to rapid growth in the sales of online travel stores and also aid in the retention of Reps and RTAs throughout the year.

Revenues

Net revenues totaled $141,285,474 and $50,896,730 for the years ended December 31, 2007 and 2006, respectively.

•
Online travel store sales and monthly web hosting fee revenue increased $66,768,824 or 181.0% in 2007 to $103,656,435 from $36,887,611 in 2006. The increase was due to the significant growth of YTB Marketing and an accompanying increase in the number of active RTAs. We believe that the significant growth in RTAs was attributable to (i) the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships, and (ii) the boom in home-based businesses. In addition, an increase in the sales price for websites to RTAs from $399.95 to $449.95 effective October 1, 2006 was also partially responsible for the increase.

•
Travel booking commissions for 2007 increased $13,131,541 or 178.3% in 2007 to $20,495,954 from $7,364,413 reported in 2006. The increase was attributable to an increase in the number of customers who utilized the Company as their travel provider in 2007, due to the significant growth in the number of RTAs.

It should be noted that while only the commissions arising from our RTAs’ booking of travel services are reflected as a component of our revenues in our financial statements, we also keep track of the aggregate retail value of all travel services that are booked by our RTAs (which directly impacts our commission revenues). The value of such travel services increased 83.7% in 2007 to $414,480,364, from $225,676,569 in 2006.

•
Training programs and marketing materials revenue increased in 2007 as compared to 2006 by $8,248,551 or 143.1% to $14,014,632 from $5,766,081. This increase was due to the significant growth of sales revenues primarily from training programs, sales aides and miscellaneous promotional and marketing materials purchased by an increasing number of Reps. Revenue from the sale of the “Success from Home” magazine, which began to be sold in 2006 but was sold in greater quantity in 2007, accounts for $3,369,494 million of the increase from 2006. Additional increases in 2007 stemmed from increases in training programs revenue and sales aides and miscellaneous marketing materials revenue in amounts of $1,092,022 and $336,603, respectively, compared to 2006.

•	Other revenue increased in 2007 as compared to 2006 by $2,239,828 or by 254.9% to $3,118,453 from $878,625 primarily due to the increase in convention revenue.

Operating Expenses

•
Marketing commissions increased by $50,641,522 or 169.3% in 2007 to $80,550,029 from $29,908,507 in 2006. This increase was due to the significant increase in the number of active RTAs recruited by our Reps. The average payout went down as compared to 2006. This is due to a reduction in the percentage of marketing sales that were attributable to Reps achieving a Dream Bonus plus Leadership Bonus as compared to 2006, thereby reducing our average commission payouts to our Reps.

•
Travel commissions for the year ended December 31, 2007 increased $8,533,528 or 174.4% to $13,426,540 from $4,893,012 reported in the comparable prior year period. The increase was attributable to an increase in the number of customers utilizing the Company as their travel provider in 2007 due to the significant growth in the number of RTAs.

•
Depreciation and amortization was $1,151,548 for the year ended 2007 compared to $408,025 in 2006. This increase was due to the acquisition of $7.3 million of depreciable assets in 2007. The additions included the purchase of the old corporate headquarters, work on the new headquarters and IT equipment.

•
Marketing and selling expenses increased by $3,075,274 or 97.8% from $3,144,211 in the year 2006 to $6,219,485 in 2007. This increase was primarily due to “Success From Home” magazine expense of $4,002,230. Other increases resulted from the increase in CRTA events held, regional meetings, and the increase in number and size of open houses at our headquarters office called “Red Carpet” Days.

•
General and administrative expenses increased $18,319,066 or 98.5% to $36,915,025 for the year ended 2007 from $18,595,959 in 2006. As a percentage of total net revenues, these expenses were 26.1% in 2007 and 36.5% in 2006. The increase in general and administrative expense in 2007 was attributable to the significant growth in the number of active RTAs, resulting in increased costs associated with the growth in our infrastructure to support the increased volume.

Variability of Results

Our travel products and services gross bookings have increased from 2006 to 2007 due to an increase in the number of hosted websites and an increase in products and services sold to travel stores utilizing our unique private label agent-only web-based booking site. Cost of travel revenues have similarly increased from 2006 to 2007.

As a result of our operating history in online commerce we are unable to accurately forecast our revenues. Our current and future expense levels are based predominantly on our operating plans. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on our business, operating results and financial condition. Further, we currently intend to substantially increase our operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations and to further develop our technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, our operating results will fluctuate and net losses may be experienced in a given period.

We expect to experience fluctuations in our future operating results due to a variety of other factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include, but are not limited to (i) our ability to retain existing travel customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in travel product inventory availability from third party suppliers and commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by us or by our competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer travel products and services such as those offered by us, (vi) our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on our online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (x) governmental regulation and (xiii) unforeseen events affecting the travel industry, including terrorist activities similar to September 11 and the conflict in the Middle East.

Another factor that may also impact whether there are periodic or long-term declines in our revenues is our ability to maintain our relationships both with contractual counter-parties whose travel services are sold by our RTAs and with other trade organizations. In 2007, one contractual counter-party, a provider of cruises, terminated its relationship with us, thereby preventing our RTAs from booking cruises or other services through that provider. While the commissions generated by travel sales through that cruise line provider were not material to our financial results, if a large number of travel service providers were to follow suit in a finite period of time, that would have an adverse impact on our revenues and overall financial condition during such period of time. In addition, in 2007, due to action taken by a large global trade organization, our RTAs lost the associated certification benefits. While such action does not impact our RTAs’ ability to book travel at all, similar actions that could be taken by other trade organizations could negatively impact our reputation and thereby cause a decline in our revenues.

In addition to fluctuations triggered by specific events, we expect that we will experience seasonal fluctuations in the travel industry, Internet and commercial online and travel product purchases. We anticipate that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as a travel sales medium, seasonality in the level of customer travel expenditures could become more pronounced for Internet-based travel sales.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast and we believe that quarter-to-quarter comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of our Class A Common Stock would likely be materially and adversely affected.

Liquidity and Capital Resources

As of December 31, 2007, we had $1,730,570 in cash and cash equivalents and $26,834 in short-term investments. We believe that cash and cash equivalents and short term investments on hand at December 31, 2007 and our cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months. However, given our increase in business volume we would also expect the requirements for our restricted cash to increase. In addition, our lack of external financing sources may limit our ability to continue to grow and to achieve strategic business objectives that may be targeted by our Board of Directors. Such limitations may have an adverse impact on our financial position, results of operations and liquidity. Also, as of December 31, 2007, the Company reclassed $1.0 million from available-for-sale securities to long-term investments. The $1.0 million represents auction rate securities for which, subsequent to the end of fiscal 2007, auctions have failed. The Company will not be able to access these funds in the near term, however, the Company believes that it has the ability to hold these securities for longer than a period of twelve months. (See Future Cash Flows and expenditures.)

The information below outlines the purposes towards which we made extraordinary cash expenditures in 2007. Despite this significant outlay of cash, we were still able to expand our staff significantly during the year and also sponsored several large events from which we did not profit, but which helped to spur growth in our business.

Land acquisitions	$2,643,000
Building purchase	1,850,000
SAP software implementation (go-live February 2008)	732,009
Renovation of Wood River Building	819,455

Total	$6,044,464

The following table presents a summary of our cash flows for each of the last two fiscal years:

	2007	2006

Net cash provided by (used in):
Operating activities	$13,040,414	$908,425
Investing activities	(9,417,005)	(558,396)
Financing activities	(1,892,839)	(580,387)

Net increase (decrease) in cash	$1,730,570	$(230,358)

Net cash provided by operating activities in 2007 increased by $12,131,989 to $13,040,414 from the $908,425 provided in 2006. The increase is primarily the result of the growth that we experienced in 2007.

Net cash used in investing activities was $9,417,005 during 2007 as compared to $558,396 of net cash used during 2006. This $8,858,609 increase in cash used resulted primarily from an increase of $6,014,339 in expenditures for purchases of property and equipment and a decrease of $2,608,655 in net proceeds obtained from the sale of available-for-sale securities. As of December 31, 2007, the Company reclassed $1.0 million in available-for-sale securities to long-term investments.

Net cash used in financing activities was $1,892,839 in 2007 as compared to cash used during 2006 of $580,387. The $1,312,452 increase in cash consumed by financing activities was primarily attributable to the repayment of the bank overdraft of $812,464 and short-term debt of $1,369,500 offset by $916,625 and 412,000, respectively, in proceeds received during 2007 from the exercise of common stock warrants and common stock options issued by the Company.

On July 26, 2006, we spent $2,500,000 for the purchase of 12 acres of land which includes a 100,000 square foot building (the “Headquarters Property”) which houses our current corporate headquarters in Wood River, Illinois. We financed the purchase of the Headquarters Property by borrowing $2.5 million from Meridian Bank, a local bank controlled by two of our directors. The loan is evidenced by a note of like principal amount that we issued to Meridian Bank (the “Note”), which bears interest at a floating rate equal to the prime rate, less 0.50%, determined on a daily basis. Interest only is payable monthly for the first two years of the Note after which the entire principal will be paid or the Note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2008, the Note is payable upon demand per the terms of the agreement, however, no demand has been made to date. The Note is collateralized by a mortgage on the Headquarters Property and a $500,000 certificate of deposit. The certificate of deposit was to be released after we had made $625,000 of improvements to the Headquarters Property. Through the use of working capital funds, we have completed $2.5 million of renovations to 20,000 square feet of the building located on the Headquarters Property which we utilize for our current operations. Upon the completion of such renovations to the Headquarters Property, in lieu of requesting release of the certificate of deposit, on January 7, 2008 we instead opted to apply the proceeds thereof towards repayment of a portion of the principal amount of the Note. In addition to the $2.5 million of renovations that we have already carried out, we are planning an additional $12-$15 million renovation project for the Headquarters Property, which we expect to finance with cash flow from operations. Although no formal commitments have been made, we anticipate spending a majority of the aggregate $12-$15 million cost of the renovation project in 2008.

In December 2006, we purchased 1.08 acres that included a 20,000 square foot building contiguous to the Headquarters Property. The acquisition cost was $508,693. Working capital funds were used for this acquisition.

In connection with our acquisition, on August 23, 2007, of Parcel No. 1 and Parcel No. 2 located at or about 2201 Old Alton Edwardsville Road, East Alton, Illinois (as described above in Item 2 (Description of Property)), we expended approximately $792,000 and $251,000 for the respective parcels, which we paid in cash to the Seller at the closing therefor.

Furthermore, in September 2007, in connection with our acquisition of approximately twenty (20) acres of real property adjacent to our Headquarters Property for the purpose of expanding our headquarters office facility, we paid an aggregate cash purchase price equal to $1,600,000, which was financed with general working capital.

In connection with our acquisition of the Building One Property from Meridian Land (as described above in Item 2 (Description of Property)) we expended a total of $1,850,000 in cash, of which $480,500 was paid by us as of the signing of the Building One Purchase Contract and the remaining $1,369,500 of which constituted obligations of Meridian Land which we paid following the closing under the Building One Purchase Contract on August 14, 2007.

In order to improve our internal informational technology capabilities, in November 2007 we selected the SAP® enterprise resource planning (ERP) software application to aid in the automation of our business processes. Our implementation of a state-of-the-art ERP system will provide us with a proven business solution, and serve to enhance controls and support for all functional business units within our rapidly growing organization. The implementation of this system resulted in expenditures of $732,009 in 2007, and has resulted in approximately an additional $558,812 of expenditures in 2008 leading up to the launch of this system, which occurred in February 2008.

On November 28, 2007, the Company signed a letter of intent and made a deposit of $311,332 in connection with a proposed acquisition of a business.

Our expansion into Canada, the Bahamas, and Bermuda in January and February 2008 is also expected to require expenditure of a portion of our cash resources on a going-forward basis.

Future Cash Flows and Expenditures

To facilitate an understanding of our contractual obligations and other commitments, the following table is provided.

	PAYMENTS DUE BY PERIOD
	Total	2008	2009-10	2011-12	2013 & Beyond
Contractual obligations:

Short-term debt	$2,500,000	$2,500,000	$-	$-	$-
Long-term debt	241,659	22,018	46,764	49,642	123,235
Operating leases	562,157	260,615	301,542	-	-
Purchase obligations for
materials and services (1)	2,563,237	1,488,099	514,738	586,042	24,000
TOTAL	$5,867,053	$4,270,732	$863,044	$586,042	$147,235

(1)
Amount represent outstanding commitments to purchase goods or services as of December 31, 2007. The purchase commitments principally include $1,148,800 for future services over the next five years related to the Company's annual convention, as well as approximately $450,000 related to the construction of the new corporate headquarters, approximately $265,000 in commitments for various marketing materials and services and $213,000 in commitments related to travel training programs for RTAs.

As of December 31, 2007, our investment portfolio included $1.0 million of auction rate securities, which are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

Most of these auction rate securities were scheduled to reset subsequent to December 31, 2007. In March 2008, our auction rate securities failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather, are caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the near term, we will not be able to access these funds associated with the failed auctions until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified $1.0 million of the auction rate securities as long-term investments as of December 31, 2007. This amount represents the entire balance of the auction rate securities as of December 31, 2007 and had not been sold by the Company subsequent to the end of fiscal 2007. We believe that we have the ability to hold these securities for longer than a period of twelve months.

While the recent auction failures will limit our ability to liquidate these investments for some period of time we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We have determined that no other-than-temporary impairment losses existed as of December 31, 2007 as all holdings had successful auctions in the periods leading up to that date. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements. Critical accounting estimates for us include: the determination of the estimated lifespan during which an RTA remains an RTA, which impacts revenue recognition and related marketing commissions/bonuses; impairment of goodwill; and realization of deferred tax assets. Such accounting estimates are discussed in the following paragraphs.

Revenue Recognition

A summary of our revenue recognition policies, as they relate to the specific revenue streams, is as follows:

Online travel store sales and monthly fees

We generate revenue from the sale of online travel websites, and from providing training and ongoing services to the new business owners of online travel websites, i.e. RTAs. We have determined that our initial sale of each online travel store was deemed to fall under the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”. SAB 104 and EITF 00-21 require the initial sales price, including all up-front fees received from new RTA sales, to be amortized over the expected useful life of the RTA. The calculation of the expected useful life is based upon a review of the sales for each month and the length of time each RTA continues with the Company. We then apply a weighted average to the calculations. Likewise, the commission paid in connection with negotiations to sell the business is amortized over the same period. Any excess of expense to acquire the business over the proceeds received, is recognized immediately and not amortized. Monthly web hosting fees are recognized in the month the services are provided. We review the underlying calculations of the expected useful life of the RTA on a monthly basis.

Travel commissions and services

Commissions and incentives earned from travel sales are recognized as revenue when the related travel has been completed by the customer. Commissions earned where we act in the capacity of a travel product wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Training programs and marketing materials revenue

Sales revenues from the sale of Rep sales aides and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the Rep. Sales revenues from training programs are recognized when the Rep has completed the related training course.

Other revenue

Sales revenues from convention attendance are recognized during the period in which the convention occurs.

Marketing compensation plan

We offer a compensation plan to our sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each representative’s personal and team travel website sales, or enrolled referrals. The “commission override” is comprised of a small portion of the monthly web hosting fee that RTAs pay to the Company which is paid to the person responsible for selling the online travel store site.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active travel websites, following the month earned. All commissions are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months, which is based upon the estimated RTA life. In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Long-term Investments

We invest in auction rate securities that are typically over collateralized by pools of loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the major independent rating agencies as either AAA or Aaa at the time of purchase. Historically, all auction rate securities were classified as short-term investments because we have been able to liquidate these at our direction on seven day, twenty-eight day or thirty-five day auction cycles. When auction rate securities fail to clear at auction, which occurred with respect to a portion of our securities in February 2008 and to all of our auction rate securities in March 2008, and we are unable to estimate when the impacted auction rate securities will clear at the next auction, we classify these as long-term, consistent with the stated contractual maturities of the securities. We believe that our cash flows from operations provided us with the ability to withstand the loss in liquidity for these securities for the next twelve months, if necessary. The "stated" or "contractual" maturities for these securities generally are between 20 to 30 years. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurement and we are currently evaluating the impact, if any, of SFAS 157 on our financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal years beginning after November 15, 2007.

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

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions of the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the impact his statement may have in its future financial statements.

We do not believe that there are any other new accounting pronouncements that we are required to adopt that are likely to have at least some effect on our future financial statements.

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

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-KSB and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 7.  Financial Statements.

Our consolidated financial statements prepared in accordance with Regulation S-B are included as Appendix A to this Annual Report on Form 10-KSB and are incorporated by reference into this Item 7.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have established and maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer  and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting.

In the course of the preparation of the Company’s Form 10-KSB fiscal years ended December 31, 2006 and 2005, management concluded that there were deficiencies in its internal control over financial reporting relating to the following area:

•
We did not maintain sufficient competent personnel to maintain an appropriate accounting and financial reporting organizational structure. Specifically, we did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles commensurate with our financial reporting requirements. As a result, our controls over selection and application of accounting principles were ineffective. This deficiency resulted in improper presentations in our financial statements.

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

•
We did not conduct an in-depth study of the carrying value of our recorded assets or testing over the impairment of those assets. Specifically, the deficient controls did not allow for the proper identification of the composition of the items included in our capitalized software account nor did it allow for an impairment valuation to determine the proper carrying value of the asset.

•
Our Board of Directors failed to maintain documentation of actions that it had approved. Formal Board of Director meeting minutes were not maintained during this reporting period. As a result, certain share-based transactions were not recorded or were recorded incorrectly in our financial statements.

In connection with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as required under Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of whether there had been any change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007.

Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer identified certain changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended December 31, 2007, the Company has completed the following measures to remediate the internal control material weaknesses described above and to strengthen its financial reporting internal controls:

•
For material transactions that are unique or outside our core operations, management has documented our process for accounting for such transactions and we improved our process for researching the applicable accounting literature and documenting our conclusions, by consulting with outside experts to ensure our interpretations are correct.

•
Management formed a formal Disclosure Committee, comprised of senior and mid-level management, to review, comment on, and discuss required disclosures in our public filings. In addition, a formal Disclosure Control policy has been drafted and subsequently adopted by the Board of Directors.

•
We have prepared a standardized memorandum that is required to be completed for each transaction that is unique or outside our normal core operations that is material to our financial statement. This memo will be reviewed and approved by our Chief Financial Officer.

•
We enhanced formal communication with, and approved by, our Chief Financial Officer and Audit Committee of our application of Generally Accepted Accounting Principles in the Untied States (“US GAAP”) and account policy decisions for transactions that are outside our core operations and solicit and adhere to the advice received from outside experts.

•
All Board of Directors’ meeting as well as Board committee meetings minutes are reviewed by an appropriate member of the internal accounting staff to determine if there are any transactions that need to be accounted for properly or events that rises to the level of disclosure.

•	Management has evaluated and augmented when necessary, the qualifications of accounting personnel and staffing levels at our headquarters office.

•
Management has established new policies and procedures as part of an enhanced quarterly and annual financial review close process to include additional analysis and support for the financial accounts as well as to ensure that all appropriate disclosures are made in accordance with US GAAP and the rules and regulations of the SEC. A formal, more stringent, closing process has been developed with timelines and GAAP and SEC checklists to be completed and reviewed. The procedures include the consideraton of significant accounting estimates, the cut off and completeness of liabilities and asset impairment reviews.

•
The Company during its review of internal control over financial reporting also strengthened many of its other manual controls including complete documentation of its policies and procedures and documentation of key controls that were being performed but not documented.

Item 8B.  Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders: “Proposal 1- Election of Directors”, “Executive Officers of the Company”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” (including “Code of Ethics”), each of which is incorporated by reference herein.

Item 10. Executive Compensation.

The information required by this Item is set forth in the following section of our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders: “Executive Compensation”, which is incorporated by reference herein.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders: “Security Ownership of Officers, Directors and 5% Owners” and “Equity Compensation Plan Information”, each of which is incorporated by reference herein.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders: “Proposal 1- Election of Directors”, “Corporate Governance” and “Certain Relationships and Related Transactions”, each of which is incorporated by reference herein.

Item 13. Exhibits.

2.1
Amended and Restated Merger and Stock Exchange Agreement dated November 19, 2004 by and between REZconnect Technologies, Inc. and YourTravelBiz.com, Inc., incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K as amended, Exhibit 2.1, filed with the SEC on June 20, 2005.

3.1
Amended and Restated Certificate Incorporation of the Company, incorporated by reference to YTB International, Inc.’s Definitive Proxy Statement on Schedule 14A, Appendix A, filed with the SEC on April 24, 2007.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on September 28, 2007.

10.1
Stockholders’ Agreement dated December 8, 2004 by and among Great River Enterprises, LP#1, J. Scott Tomer, J. Kim Sorensen, Michael Y. Brent, Derek J. Brent and the Company (as successor to REZconnect Technologies Inc.), incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, as amended, Exhibit 4.1, filed with the SEC on June 20, 2005.

10.2
Agreement and Irrevocable Proxy, dated November 22, 2006, by and among J. Lloyd Tomer, J. Scott Tomer, J. Kim Sorensen, jointly and severally, and Michael Y. Brent, Derek Brent and Darren Brent, jointly and severally, with respect to certain matters specified therein, incorporated by reference to Exhibit 99.1 to the Schedule 13D/A filed by Great River Enterprises, LP #1, J. Lloyd Tomer, J. Scott Tomer and J. Kim Sorensen with the SEC on November 24, 2006.

10.3
Commercial Lease Agreement, effective as of November 1, 2005, by and between Meridian Land Company, Inc. and the Company with respect to that certain real property located at 600 Country Club View, 2nd Floor, Edwardsville, Illinois 62025, incorporated by reference to the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005, Exhibit 10.14, filed with the SEC on March 13, 2007.

10.4
Commercial Lease Agreement, dated August 10, 2007, by and between Meridian Land Company, Inc. and the Company, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on August 22, 2007.

*10.5	Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and J. Lloyd Tomer.

*10.6
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and J. Scott Tomer, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on January 30, 2008.

*10.7
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and J. Kim Sorensen, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, filed with the SEC on January 30, 2008.

*10.8
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and John D. Clagg, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.4, filed with the SEC on January 30, 2008.

*10.9
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and Andrew Cauthen, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on January 10, 2008.

*10.10
Amendment to Employment Agreement, dated as of November 22, 2006, by and between the Company and Derek Brent incorporated by reference to the Company’s Annual Report on Form 10-KSB, Exhibit 10.11, filed with the SEC on April 2, 2007.

*10.11
Amendment to Employment Agreement, dated as of November 22, 2006, by and between the Company and Michael Y. Brent incorporated by reference to the Company’s Annual Report on Form 10-KSB, Exhibit 10.12, filed with the SEC on April 2, 2007.

*10.12	YTB International, Inc. Amended and Restated 2004 Stock Option and Restricted Stock Plan.

*10.13	YTB International, Inc. 2007 Sales Director Bonus Plan, incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, Appendix B, filed with the SEC on April 24, 2007.

14	YTB International, Inc. Code of Business Ethics Summary, incorporated by reference to the Company’s Annual Report on Form 10-KSB, Exhibit 14, filed with the SEC on April 2, 2007.

21	Subsidiaries of YTB International, Inc.

23	Independent Auditor’s Consent

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the following section of our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders: “Proposal 2- Ratification of the Company’s Selection of its Auditors”, which is incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YTB International, Inc

By:	/s/ J. Scott Tomer
J. Scott Tomer
Chief Executive Officer and Director

Date:	March 31, 2008

	Signature	Title	Date

/s/	J. Scott Tomer	Director and Chief Executive Officer	March 31, 2008
	J. Scott Tomer	(principal executive officer)

/s/	J. Lloyd Tomer	Chairman of the Board of Directors	March 31, 2008
J. Lloyd Tomer

/s/	J. Kim Sorensen	Director and President	March 31, 2008
J. Kim Sorensen

/s/	John Simmons	Director	March 31, 2008
John Simmons

/s/	Harold Kestenbaum	Director	March 31, 2008
Harold Kestenbaum

/s/	Clay Winfield	Director	March 31, 2008
Clay Winfield

/s/	Lou Brock	Director	March 31, 2008
Lou Brock

/s/	Andrew Wilder	Director	March 31, 2008
Andrew Wilder

/s/	Timothy Kaiser	Director	March 31, 2008
Timothy Kaiser

/s/	John D. Clagg	Chief Financial Officer and Treasurer	March 31, 2008
	John D. Clagg	(principal financial and accounting officer)

/s/	Andrew F. Cauthen	Secretary, Chief Operating Officer	March 31, 2008
Andrew F. Cauthen

APPENDIX A
YTB INTERNATIONAL, INC.
TABLE OF CONTENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
Page(s)

Report of Independent Registered Public Accounting Firm	F1

Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006	F2

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F3

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended
December 31, 2007 and 2006	F4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F5

Notes to Consolidated Financial Statements	F7-F33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
YTB International, Inc.
Wood River, Illinois 62095

We have audited the accompanying consolidated balance sheets of YTB International, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of YTB International, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri

Date March 31, 2008

F1

On July 31, 2007 (the “Reclassification Date”), the Company filed an Amended and Restated Certificate of Incorporation which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and increased the Company’s total authorized capital. Stockholders of record on the Reclassification Date received two shares of Class B Common Stock and one share of Class A Common Stock in exchange for each share of existing common stock held as of the Reclassification Date. All shares and per share amounts in this Annual Report on Form 10-KSB reflect this reclassification.

YTB INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006
	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,730,570	$-
Restricted cash	2,268,344	1,250,000
Available-for-sale securities	26,834	1,014,591
Accounts receivable (less allowance for doubtful accounts of
$5,699 in 2007 and $6,919 in 2006)	2,662,101	103,539
Notes receivable (less allowance of $200,907 in 2007 and $0 in 2006)	2,041,751	1,233,624
Inventory	4,903,244	1,016,690
Prepaid marketing commissions	25,080,737	12,978,516
Other prepaid expenses and current assets	2,056,535	394,125

Total current assets	40,770,116	17,991,085

Long-term investments	1,000,000	-

Property and equipment, net	15,432,502	6,191,408
Intangible assets, net	2,395,151	2,468,580
Goodwill	2,979,322	2,224,322
Other assets	316,895	14,994

TOTAL ASSETS	$62,893,986	$28,890,389

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$-	$812,464
Accounts payable and accrued expenses	9,698,038	5,099,248
Current maturities of long-term debt	22,018	21,156
Income taxes payable	126,155	-
Deferred revenue	31,143,451	14,769,085
Accrued bonuses	928,303	7,435,132
Short-term debt	2,500,000	2,500,000

Total current liabilities	44,417,965	30,637,085

Other long-term liabilities:
Long-term debt, less current maturities	219,641	241,659
Deferred revenue, less current portion	-	4,366
Deferred tax liability	755,000	-
Other income tax liabilities	181,821	-
Other liabilities	11,125	23,636

Total other long-term liabilities	1,167,587	269,661

TOTAL LIABILITIES	45,585,552	30,906,746
Commitment and Contingencies (Note 14)
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and
outstanding at December 31, 2007 and 2006		-
Class A Common stock, $.001 par value, 300,000,000 shares authorized;
51,144,275 and 27,870,454 shares issued and outstanding at December 31, 2007
and December 31, 2006, respectively.	51,144	27,870
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 46,453,644 and 55,740,908 shares issued and outstanding at December 31, 2007 and
December 31, 2006, respectively; convertible into Class A shares on a one-for-one basis	46,453	55,741
Additional paid-in capital	36,419,266	20,212,265
Retained earnings (deficit)	(19,208,429)	(22,312,233)

Total STOCKHOLDERS' EQUITY (DEFICIT)	17,308,434	(2,016,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,893,986	$28,890,389

See accompanying notes to consolidated financial statements.
F2

YTB INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006
NET REVENUES
Online travel store sales and monthly fees	$103,656,435	$36,887,611
Travel commissions and services	20,495,954	7,364,413
Training programs and marketing materials	14,014,632	5,766,081
Other	3,118,453	878,625

Net revenues	141,285,474	50,896,730

OPERATING EXPENSES
Marketing commissions	80,550,029	29,908,507
Travel commissions	13,426,540	4,893,012
Depreciation and amortization	1,151,548	408,025
Marketing and selling	6,219,485	3,144,211
General and administrative	36,915,025	18,595,959

Total operating expenses	138,262,627	56,949,714

INCOME (LOSS) FROM OPERATIONS	3,022,847	(6,052,984)

OTHER INCOME (EXPENSE)
Interest and dividend income	447,369	170,224
Interest expense	(38,130)	(93,617)
Gain (loss) on sale of assets	(9,991)	-

Total other income (expense)	399,248	76,607

INCOME (LOSS) BEFORE INCOME TAX PROVISION	3,422,095	(5,976,377)

INCOME TAX PROVISION	213,200	-

NET INCOME (LOSS)	$3,208,895	$(5,976,377)

NET INCOME (LOSS) PER SHARE:

Weighted-average shares outstanding - basic for Class A and Class B	97,377,194	82,300,473
Weighted-average shares outstanding - diluted for Class A and Class B	110,699,696	82,300,473

Net income (loss) per share - basic for Class A and Class B (amounts for Class A	$0.03	$(0.07)
and Class B shares are the same under the two-class method. See Note 3):
Net income (loss) per share - diluted for Class A and Class B (amounts for Class A	$0.03	$(0.07)
and Class B shares are the same under the two-class method. See Note 3):

See accompanying notes to consolidated financial statements.

F3

YTB INTERNATIONAL, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2007 and 2006

	Preferred		Common Stock				Additional	Retained	Total
	Stock		Class A		Class B		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance at January 1, 2006	-	-	27,336,260	$27,336	54,672,520	$54,673	$19,321,380	$(16,335,856)	$3,067,533

Settlement of Convertible debt derivative
with common shares	-	-	200,000	200	400,000	400	399,400	-	400,000

Common shares issued for services	-	-	184,194	184	368,388	368	293,908	-	294,460

Common shares surrendered for cashless
option exercise	-	-	(150,000)	(150)	(300,000)	(300)	(299,550)	-	(300,000)

Common shares issued for cashless option
exercise	-	-	300,000	300	600,000	600	299,100	-	300,000

Stock option compensation	-	-	-	-	-	-	198,027	-	198,027

Net loss	-	-	-	-	-	-	-	(5,976,377)	(5,976,377)

Balance at December 31, 2006	-	-	27,870,454	27,870	55,740,908	55,741	20,212,265	(22,312,233)	(2,016,357)

Exchange Class B Shares for Class A shares	-	-	18,593,930	18,594	(18,593,930)	(18,594)	-	-	-

Adoption of FIN 48 cumulative
effect adjustment	-	-	-	-	-	-	-	(105,091)	(105,091)

Common shares issued for restricted
stock grant	-	-	3,112,901	3,113	6,225,802	6,226	9,640,654	-	9,649,993

Amortization of restricted stock
(unvested)	-	-	-	-	-	-	5,066,257	-	5,066,257

Shares issued for services	-	-	10,000	10	20,000	20	45,470	-	45,500

Common shares issued for
options exercised	-	-	436,558	436	820,000	820	410,744	-	412,000

Exercise of common stock warrants	-	-	1,120,432	1,121	2,240,864	2,240	913,264	-	916,625

Stock option compensation	-	-	-	-	-	-	130,612	-	130,612

Net income	-	-	-	-	-	-	-	3,208,895	3,208,895
Balance at December 31, 2007	-	$-	51,144,275	$51,144	46,453,644	$46,453	$36,419,266	$(19,208,429)	$17,308,434

See accompanying notes to consolidated financial statements.

F4

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$3,208,895	$(5,976,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,151,548	408,025
Loss on disposal of property and equipment	9,991	-
Realized gain/loss on investments	11,822	-
Impairment loss on property and equipment	376,450	-
Provision for uncollectible notes	200,907	-
Interest income added to notes receivable	(155,907)	-
Shares issued for restricted stock grant	2,799,994	-
Shares issued for services	45,500	294,460
Amortization of restricted stock (unvested)	5,066,257	-
Stock option expense	42,288	198,027
Compensation expense	552,751	-
FIN 48 tax provision	76,730	-
Gain on settlement of convertible debt derivative	-	(460,820)
Change in operating assets and liabilities:
Accounts receivable, net	(2,558,562)	(39,137)
Notes receivable	(853,127)	(1,213,624)
Inventory	(3,886,554)	(1,016,690)
Prepaid marketing commissions	(12,102,221)	(8,766,099)
Other prepaid expenses and current assets	(1,662,410)	(108,956)
Other assets	9,431	1,190
Accounts payable and accrued expenses	4,242,754	2,915,415
Income tax payable	126,155
Accrued bonuses	(19,767)	3,983,306
Deferred revenue	16,370,000	10,108,885
Convertible debt derivative	-	580,820
Other liabilities	(12,511)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,040,414	908,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,169,147)	(3,154,808)
Proceeds from sale of property and equipment	87,539	-
Deposit on purchase of business	(311,332)	-
Proceeds from sale of available-for-sale securities	1,147,267	2,903,440
Purchases of available-for-sale securities	(1,171,332)	(307,028)
NET CASH USED IN INVESTING ACTIVITIES	(9,417,005)	(558,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	812,464
Repayment of bank overdraft	(812,464)	-
Principal repayments of debt	(21,156)	(20,796)
Repayment of notes payable	-	(122,055)
Repayment of short-term debt	(1,369,500)	-
Restricted cash-collateral for outstanding note and
reserve for credit card processing	(1,768,344)	(1,250,000)
Reduction in restricted cash for credit card processing - CD release	750,000	-
Proceeds from exercise of common stock options	412,000	-
Proceeds from exercise of common stock warrants	916,625	-
NET CASH USED IN FINANCING ACTIVITIES	(1,892,839)	(580,387)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,730,570	(230,358)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	230,358
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,730,570	$-

F5

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40,528	$95,035
Income taxes paid	$28,796	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclass of available-for-sale securities to long-term investments	$1,000,000	-
Property and equipment included in accounts payable and accrued expenses	$356,036	$239,193
Increase in short-term obligations and property and equipment	$1,369,500	$2,500,000
Shares issued in settlement of convertible debt derivative	$-	$400,000
Shares issued in cashless option exercise	$26	$150
Transfer of Class B common stock shares to Class A common stock shares	$18,594	$-
Property and equipment settlement of bonus liability	$101,490	$-
Shares issued under a restricted stock grant in settlement of bonus liability	$6,849,999	$-
Shares issued in cashless warrant exercise	$595	$-
Stock option compensation	$88,324	$-
Increase in goodwill related to increase in deferred tax liability	$755,000	$-
FIN 48 cumulative effect adjustment	$105,091	$-

See accompanying notes to consolidated financial statements.

F6

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc. (“YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”) and REZconnect Technologies, Inc. (“REZconnect”), sometimes hereafter collectively referred to as the “Company”.

Effective July 31, 2007, the Company underwent a reclassification of its existing common stock and an accompanying three-for-one stock split (structured as a stock dividend) that resulted in the holders of the Company’s existing common stock receiving one share of Class A Common Stock and two shares of Class B Common Stock for each share of existing common stock held prior to such date. The Company’s authorized capital was also increased in conjunction with the reclassification, resulting in 300,000,000 shares of Class A Common Stock and 100 million shares of Class B Common Stock being authorized under the Company’s Amended and Restated Certificate of Incorporation. Please see Note 15 - “Common Stock Reclassification”.

The Company provides Internet-based travel-related services and technology, which offers proprietary reservation systems for the travel industry, and is also a full-service provider of travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “Your Travel Biz™”, “YTBnet.com™”, “Travel Network™”, “Global Travel Network™”, “YTB Travel Network™” and “Travel Network Vacation Central™”, as well as Internet websites “Bookmytravel.com™”, “REZconnect.com™” and “RezCity.com™”. The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of Illinois. One of its subsidiaries maintains administrative offices in New Jersey.

Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions. The YTB Marketing subsidiary markets online travel websites on behalf of YTB Travel by use of independent marketing representatives (“Reps”). The YTB Travel subsidiary is a travel agency which books online travel transactions, collects payments, collects licensing fees, and pays travel sales commissions. The REZconnect subsidiary operates as a travel vendor relationship management company and offers franchises to brick and mortar travel agencies. All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by REZconnect are made through its independent agencies and franchisees, or through its interactive websites.

F7

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of YTB, and its wholly-owned subsidiaries, YTB Marketing, YTB Travel, and REZconnect. All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to, the determination of the estimated Referring Travel Agent (“RTA”) life which impacts revenue recognition and related marketing commissions/bonuses, impairment of goodwill, realization of deferred tax assets, the recoverability of capitalized software development costs and allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investments

Investments designated as available-for-sale securities under SFAS No. 115, "Accounting for Investment in Certain Debt and Equity Securities," are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the Consolidated Statements of Operations.

In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

The Company also invests in auction rate securities that are typically over collateralized by pools of loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the major independent rating agencies as either AAA or Aaa. See Note 7 - “Long-term Investments” for further details on the Company's investments. As of December 31, 2007 and 2006, the cost of marketable securities approximates fair value.

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

	2007	2006
Beginning balance	$6,919	$24,888
Provision for doubtful accounts	-	4,534
Accounts written off	(1,220)	(22,503)
Ending balance	$5,699	$6,919

F8

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Notes receivable

Notes receivable are generally issued to certain Reps at interest rates that approximate the current market interest rates and have terms of 1 year or less.  The notes receivable are mainly guaranteed by sales director level Reps (“Sales Directors”) with at least 2,000 people or more in their organization, against future earnings of those Sales Directors.  When appropriate, a reserve is recorded against notes receivable to reduce the balance to the estimated net realizable value. As of December 31, 2007, a reserve of $200,907 has been recorded against the notes receivable balance of $2,242,658. As of December 31, 2006, no reserve was recorded against the notes receivable balance of $1,233,624. Activity in the notes receivable reserve is as follows:

2007
Beginning balance	$-
Reserve for notes receivable	200,907
Notes written off	-
Ending balance	$200,907

Concentration of credit risk

The Company is subject to credit risk through its cash, trade receivables, available-for-sale securities and notes receivable. The Company maintains its cash deposits in accounts insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of the federally insured limit totaled $7,932,322 and $1,083,394 at December 31, 2007 and 2006, respectively. The Company has deposits in a limited number of financial institutions with federally insured limits. Cash (including cash equivalents) at these institutions is normally in excess of the insured limits. However, the Company believes that the institutions are financially sound and there is only nominal risk of loss. There is no collateral currently required for cash, trade receivables, available-for-sale securities and notes receivable.

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

Inventory

Inventories are stated at lower of cost or market and consist of marketing sales aids such as “Success from Home” and “Fun and Travel” magazines, a promotional tool for the Reps, and other printed marketing materials. Cost for all of the Company’s inventories is determined on a first-in, first-out (FIFO) basis. At the end of each reporting period, when required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventory items are predominantly sales aides material that are sold at Company cost or for a nominal profit to Rep’s to help facilitate their sales efforts.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of qualified assets and is amortized over the estimated useful lives of the assets. Capitalized interest totaled $189,469 in 2007 and $81,226 in 2006.

In accordance with Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, property and equipment includes amounts related to the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

F9

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Long-lived asset recoverability

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Accordingly, an impairment loss of $376,450 has been reflected in the Company’s reported results of operations for year ended December 31, 2007. The Company believes that the carrying amounts of its long-lived assets as of December 31, 2007 are fully recoverable.

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

Goodwill

Goodwill, which is the excess of cost over the fair value of net assets (including identifiable intangibles) acquired in a business acquisition, is not amortized but rather tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset might not be fully recoverable, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” SFAS 142 also requires the Company to compare the fair value of the acquired business to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the acquired business is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. Fair values for acquired businesses are determined based on discounted cash flows, market multiples or appraised values. For further discussion of goodwill, see Note 10: “Goodwill.”

Revenue Recognition

Online travel store sales and monthly fees

The Company generates revenue from the sale of on-line travel websites, and from providing training and ongoing license services to the new business owners of such on-line travel websites, i.e. RTAs. The recognition of all up-front fees received from new travel website sales is deferred and recognized as income over a twelve-month period, which is the weighted average RTA life. Monthly web hosting fees are recognized in the month the services are provided.

Travel commissions and services

Commissions and incentives earned from travel sales are recognized as revenue when the related travel has been completed by the customer. Commissions earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Training programs and marketing materials revenue

Sales revenues from the sale of Rep and RTA sales aides and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the Rep or RTA. Sales revenues from training programs are recognized when the Rep has completed the related training course.

Other revenue

Sales revenues from convention attendance are recognized during the period in which the convention occurs.

F10

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.

Expense recognition of commission costs

The Company incurs commission costs that are directly related to the origination of new RTA sales; sales which result in the deferral of revenue. Such incremental direct commission costs are capitalized in accordance with FASB Technical Bulletin No. 90-1 (“FTB 90-1”). In addition, the Company has elected to account for such commission costs in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 and FTB 90-1, by deferring and charging such costs to expense in proportion to the related revenue recognized, over the same deferral period of twelve months.

Marketing compensation plan

The Company offers a compensation plan to its Reps under an arrangement that pays the Reps direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each Rep’s personal and team travel website sales, or enrolled referrals. The “commission override” is comprised of a small portion of the monthly web hosting fee RTAs pay to the Company which is paid to the Rep responsible for selling the on line travel store site.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active travel websites, following the month earned. All commissions are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months, which is based upon the estimated RTA life. In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Advertising costs

Pursuant to the provisions of Statement of Position (“SOP”) No. 93-7 issued by the American Institute of Certified Public Accountants, the Company expenses advertising costs as incurred. Advertising expense was $248,099 in 2007 and $385,024 in 2006.

Income taxes

The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The current portion of tax liabilities is included in Income Taxes Payable and the noncurrent portion of tax liabilities is included in Other Liabilities in the Consolidated Balance Sheet. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period in which such determination is made.

The Company generally recognizes interest and penalties related to uncertain tax positions through income tax expense. As of the date of adoption, the Company’s federal income tax returns for the tax years after 2002 remain subject to examination (2003 remains open due to amended tax returns). The various states in which the Company is subject to income tax are generally open for the tax years after 2003. There are no federal, state or foreign income tax audits in process as of December 31, 2007.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.

F11

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Earnings Per Share

The Company computes earnings per share in compliance with SFAS No. 128 , “Earnings per Share”, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share. Because both of the Company’s Class A Common Stock and Class B Common Stock share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

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

New accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions of the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the impact his statement may have in its future financial statements.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

F12

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 3 - NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock: Class A Common Stock, par value $0.001 per share (“Class A Common Stock”) and Class B Common Stock, par value $0.001 per share (“Class B Common Stock”). Shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time, on a one-for-one basis. Shares of Class B Common Stock automatically convert into shares of Class A Common Stock upon sale or other disposition (except for transfers among related entities, transfers to trusts for the benefit of the transferring holder of the Class B Common Stock, bona fide pledges under financing arrangements and similar transfers). The Company has computed the earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) No. 128 , “Earnings per Share”, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share. Under the Company’s Amended and Restated Certificate of Incorporation, each share of Class A Common Stock and each share of Class B Common Stock are equal with respect to the right to receive dividends declared by our Board of Directors in its discretion from time to time from funds legally available therefore, whether in cash, stock or property. Because both classes share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

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

	2007	2006

Numerator:
Net income (loss)	$3,208,895	$(5,976,377)

Denominator:
Weighted average common shares and
denominator for basic calculation:	97,377,194	82,300,473

Weighted average effects of dilutive
equity based compensation awards:
Stock options	416,945	-
Stock warrants	3,477,056	-
Restricted stock awards	9,428,501	-

Denominator for diluted calculation	110,699,696	82,300,473

Net income (loss) per share - basic for Class A and Class B	$0.03	$(0.07)
Net income (loss) per share - diluted for Class A and Class B	$0.03	$(0.07)

An aggregate of 3,722,080 shares (of both Class A Common Stock and Class B Common Stock) was excluded from the computation of diluted earnings per share for the year ended December 31, 2006 as the inclusion of such shares would have had an anti-dilutive effect.

F13

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 4 - RESTRICTED CASH

Restricted cash as of December 31, 2007 and 2006 was $2,268,344 and $1,250,000, respectively. Restricted cash as of December 31, 2006 includes a $750,000 certificate of deposit representing a reserve held by the Company’s former credit card processor and a $500,000 certificate of deposit representing collateral for the outstanding note on the property for the new corporate headquarters, the latter of which remained in the balance as of December 31, 2007. As of May 2, 2007, the Company terminated its agreement with its credit card processor and signed an agreement with a new credit card processor, effective May 2, 2007, which requires a reserve of 3% of daily credit card receipts to be withheld. The restricted cash balance held by the former processor was returned to the Company. The reserve with the new credit card processor totaled $1,768,344 as of December 31, 2007. The terms of the agreement with the Company’s former processor allowed for the credit card company to withhold daily 15% of the Company’s credit card receipts.

NOTE 5 - NOTES RECEIVABLE

Notes receivable are generally issued to certain Reps at interest rates that approximate current market interest rates and have terms of 1 year or less.  The notes receivable are mainly guaranteed by Sales Directors with at least 2,000 people or more in their organization, against future earnings of those Sales Directors.  When appropriate, a reserve is recorded against notes receivable to reduce the balance to the estimated net realizable value. As of December 31, 2007, a reserve of $200,907 has been recorded against the balance of $2,242,658. In 2006, no reserve was recorded against the balance of $1,233,624.

NOTE 6 - INVENTORY

Inventory consists of the following materials available for sale to Reps:

	2007	2006
"Success From Home" magazines	$2,772,016	$906,600
"Fun and Travel" magazines	1,173,130	-
"Coach's Playbook" and "Circle of Champions" DVD's	576,292	-
Printed marketing materials	381,806	110,090

Inventory	$4,903,244	$1,016,690

F14

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 7 - LONG-TERM INVESTMENTS

Auction rate securities are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

As of December 31, 2007, the Company's investment portfolio included $1.0 million of auction rate securities, which are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase.  Most of these auction rate securities were scheduled to reset subsequent to December 31, 2007. As of February 29, 2008, $1.0 million of the Company's auction rate securities have failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the near term, the Company will not be able to access these funds associated with the failed auctions until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As a result, the Company has classified the $1.0 million in auction rate securities as long-term investments as of December 31, 2007. This amount represents the entire balance of the auction rate securities as of December 31, 2007 and had not been sold by the Company subsequent to the end of fiscal 2007. The Company believes that its cash flows from operations provides it with the ability to withstand the loss in liquidity for these securities for the next twelve months, if necessary.

The Company determined that no other-than-temporary impairment losses existed as of December 31, 2007, as all holdings had successful auctions in the periods leading up to that date. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, the Company may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods.

The Company is evaluating the impact of these failed auctions on the fair value of these securities. If the Company determines that the fair value of these auction rate securities is temporarily impaired, the Company would record a temporary impairment, within other comprehensive loss, a component of shareholders' equity, in the period such temporary decline in fair value is determined. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
Equipment	$2,736,467	$1,105,005
Furniture and fixtures	847,233	436,369
Capitalized software	2,016,844	1,555,003
Vehicles	164,294	168,908
Buildings and improvements	5,408,154	3,085,519
Land	4,721,218	1,538,693
Construction in progress and deposits	2,209,710	-
Leasehold improvements	120,445	116,522
	18,224,365	8,006,019
Less: Accumulated depreciation	(2,791,863)	(1,814,611)

Property and equipment, net	$15,432,502	$6,191,408

Depreciation and amortization expense on property and equipment was $1,078,119 and $334,585 for the years ended December 31, 2007 and 2006, respectively. Depreciation on leasehold improvements on the Company’s former headquarters was accelerated during the fourth quarter of 2006 in anticipation of the planned move of the headquarters office to the new facility. In 2007, additional leasehold improvements were purchased for $5,173.

As of December 31, 2007 and 2006, capitalized software development costs, net of accumulated amortization, totaled $573,444 and $235,299, respectively. For the years ended December 31, 2007 and 2006, the Company recorded amortization of capitalized software development costs of $123,695 and $46,532, respectively, which is included in total depreciation and amortization expense above.

F15

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 9 - INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of December 31, 2007 and 2006:

	At December 31, 2007			At December 31, 2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360,000	$157,489	$202,511	$360,000	$106,060	$253,940
RTA agreements	690,000	690,000	-	690,000	690,000	-
Vendor agreements	220,000	67,360	152,640	220,000	45,360	174,640
Total amortized intangible assets	1,270,000	914,849	355,151	1,270,000	841,420	428,580

Unamortized intangible assets
Domain names	2,040,000	-	2,040,000	2,040,000	-	2,040,000
Total unamortized intangible assets				2,040,000	-	2,040,000
Total	$3,310,000	$914,849	$2,395,151	$3,310,000	$841,420	$2,468,580

(1)	The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years, respectively.

Amortization expense was $73,429 and $73,440 for the years ended December 31, 2007 and 2006, respectively. The estimated amortization expense related to intangible assets as of December 31, 2007 over the next five years follows, assuming no subsequent impairment of the underlying assets, is as follows:

2008	$73,429
2009	$73,429
2010	$73,429
2011	$70,224
2012	$22,000

NOTE 10 - GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the fourth quarter of each year, unless circumstances arise that require more frequent testing. During the fourth quarter of 2007, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

NOTE 11 - BONUS ACCRUAL

Sales Director Bonus Plans. During the 4th quarter of 2005, the Company began a program to award bonuses to its Reps to recognize certain Reps (Sales Director level Reps) for outstanding contributions to the growth and success of the Company and to encourage all Reps to fulfill specific goals or targets for sales levels, enrolling of new RTAs or other business-critical functions. The awards offered were in the form of the Company’s stock, based upon a predetermined calculation. That bonus program was terminated in the first quarter of 2007, with an accompanying pay-out of a one-time restricted stock award to Sales Director level Reps under the program effective as of January 2, 2007. That initial award program was replaced by a new plan-- the 2007 Sales Director Bonus Plan-- that was approved by the Company’s Board of Directors on February 19, 2007 and by its stockholders on June 11, 2007.

F16

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Total bonus expense included in marketing commissions expense for the years ended December 31, 2007 and 2006 were $636,394 and $4,083,306, respectively, under these Sales Director level bonus plans. Accrued bonuses as of December 31, 2007 and 2006 totaled $548,070 and $7,435,132, respectively, under these plans.

Executive Employment Agreements. Under the Company’s employment agreements with several of its executives, as in effect since the 2005 fiscal year, such executives were entitled to a bonus based on the level of net pre-tax income of the Company. For fiscal 2007, based on the Company’s achievement of $3,422,095 in net pre-tax income, post bonus, the Company accrued $380,233 in bonus awards for such executives, representing 2.5% of the Company’s net pre-tax income for such year.

NOTE 12 - BENEFIT PLANS

The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Discretionary contributions made by the Company are dependent upon the length of service of each employee. Such contributions by the Company were $289,109 in 2007 and $159,650 in 2006.

NOTE 13 - FINANCING ARRANGEMENTS

Short-Term Debt

On July 26, 2006, the Company purchased 12 acres of land which included a 100,000 square foot building (the “Property”) for $2.5 million to house its new corporate headquarters in Wood River, Illinois. The Company financed the purchase of the Property by issuing a note (the "Note") in the amount of $2.5 million bearing interest at a rate of Prime, less 0.50% floating daily, from Meridian Bank, a local bank. Interest only is payable monthly for the first two years of the note after which the entire principal will be paid or the note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2008, the Note is payable upon demand per the terms of the agreement; however, no demand has been made to date. The Note is collateralized by the first mortgage on the Property and a $500,000 Certificate of Deposit. The Certificate of Deposit was released on January 8, 2008, after the Company made $625,000 of improvements to the Property, but it was used by the Company to reduce the principal amount owed under the Note. There are no other restrictive covenants included in the Note. The Company is planning a $12.0-$15.0 million renovation project to the Property. The outstanding loan balance at December 31, 2007 is $2,500,000.

F17

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan is repayable via a monthly installment of $2,607, including interest at 4% per annum, through October 2017. The loan was guaranteed by the President of the REZconnect subsidiary. On December 27, 2006, the Company, upon approval from its Board of Directors, guaranteed the debt, thereby allowing for the release of the guarantee by the President of the REZconnect subsidiary. The outstanding loan balance as of December 31, 2007 and 2006 was $241,659 and $262,815, respectively.

Minimum principal payments of long-term debt as of December 31, 2007 are as follows:

Year ending
December 31,
2008	22,018
2009	22,915
2010	23,849
2011	24,821
Thereafter	148,056
Total	$241,659

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space at 600 Country Club View Drive in Edwardsville, Illinois under a commercial lease agreement with Meridian Land Company, Inc. (“Meridian Land”), the owner of the building. The rental cost of 600 Country Club View Drive space is $5,000 per month. In addition, the lease provides the Company the option to purchase the property for a cash price of $2,350,000. Subsequent to December 31, 2007, the Company placed an earnest deposit of $500,000 towards the purchase of this property.

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises will serve as additional office space for the Company.

The Magnolia Lease runs for an initial term of eighteen (18) months, commencing on February 15, 2008 and expiring on April 30, 2009. Rent under the Magnolia Lease has been set at $8,400 per month. In addition to monthly rental payments, the Company will be responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by the Company in conjunction with the Magnolia Leased Premises.

The consent of Meridian Land is required for assignments or subletting of the Magnolia Leased Premises by the Company under the Magnolia Lease, such consent not to be unreasonably withheld or delayed. Any assignment or subletting by the Company will not release the Company from any of its duties or obligations under the Magnolia Lease. The entry into the Magnolia Lease was approved by the independent members of the Company’s Board of Directors.

F18

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company is also obligated under an operating office lease for Rezconnect's offices in New Jersey, which expires on April 30, 2008. Under the lease the Company must pay minimum annual rentals, currently at $49,916 per year, plus real estate taxes and operating cost charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (Wal-Mart) for four locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. The subleases with the franchises also have a two year term with options that mirror the master lease renewal options.

The Company also leases certain office equipment and one vehicle under non-cancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2011.

Following is a summary of net rental income (expense) for all locations for the years ended December 31, 2007 and 2006:

	2007	2006
Rental expense	$295,562	$377,662
Less sublease rental income	90,706	110,434
Net rental expense	$204,856	$267,228

Minimum future rental payments under non-cancelable operating leases (including the Wal-Mart location leases), having remaining terms in excess of one year as of December 31, 2007 are as follows:

					Office	Sublease
Year ending	IL Office	RezConnect	Wal-Mart	Warehouse	Equipment /	Rental	Net Rental
December 31,		NJ Office	Locations	Indiana	Vehicle	Income	Expense

2008	189,000	28,951	63,178	11,335	40,447	72,296	260,615
2009	163,800	-	21,999	-	32,048	24,447	193,400
2010	84,000	-	-	-	24,142	-	108,142

Total	$436,800	$28,951	$85,177	$11,335	$96,637	$96,743	$562,157

In addition, as of December 31, 2007, the Company had approximately $2,560,000 in purchase obligations related to commitments for future good and services. The purchase commitments principally include $1,148,800 for future services over the next five years related to the Company’s annual convention, as well as approximately $450,000 related to the construction of the new corporate headquarters, approximately $265,000 in commitments for various marketing materials and services and $213,000 in commitments related to travel training programs for RTAs.

In connection with a non-binding letter of intent, the Company has advanced $311,332 to a target company and the terms of the agreement will be included in the definitive asset purchase agreement scheduled to close in the second quarter of 2008.

Employment agreements

The Company has entered into a long-term employment agreement with each of Mr. J. Scott Tomer, (Chief Executive Officer), Mr. J. Kim Sorensen, (President and former Treasurer), Mr. Michael Y. Brent, (former President), Mr. Derek J. Brent, (former Secretary) and Mr. John D. Clagg, (Chief Financial Officer and Treasurer). All employment agreements expire December 31, 2009 and subject each individual to confidentiality provisions, as well as non-raid and non-compete provisions, for an additional 2 years following termination of employment.

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

F19

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Mr. John D. Clagg, whose contract became effective December 1, 2005, receives a base salary of $180,000 increasing annually in $30,000 increments. However, effective January 1, 2007, based on a verbal agreement, Mr. Clagg’s base salary was increased to $240,000. Mr. Clagg also receives health, life, and medical insurance provided by the Company.

Mr. Derek J. Brent, who provides services only to the REZconnect subsidiary, receives a base annual salary of $210,000, increasing annually in $30,000 increments. Additionally, Mr. Derek J. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. In addition, Mr. Derek J. Brent receives a car allowance and health and medical insurance provided by the Company.

Effective January 1, 2008, the Company entered into new employment agreements with each of Mr. J. Scott Tomer, Mr. J. Kim Sorensen and Mr. John D. Clagg that replaced the existing employment agreements of these executive officers and furthermore entered into employment agreements with each of Mr. J. Lloyd Tomer (Chairman of the Board) and Mr. Andrew Cauthen (Chief Operating Officer and Secretary. Please see Note 21 below (“Subsequent Events”).

NOTE 15 - COMMON STOCK RECLASSIFICATION

On July 31, 2007 (the “Reclassification Date”), the Company filed its Amended and Restated Certificate of Incorporation, previously approved by the Company’s stockholders at the Company’s annual meeting of stockholders on June 11, 2007, which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and an increase in the Company’s total authorized capital. This amendment and restatement enabled a reclassification of the Company’s old common stock, par value $0.001 per share (“Old Common Stock”) and an accompanying stock split (collectively, the “Reclassification”) pursuant to which stockholders of record received one share of Class A Common Stock and two shares of Class B Common Stock for each share of Old Common Stock held as of the Reclassification Date. All shares and per share amounts in this Annual Report on Form 10-KSB reflect this Reclassification.

The Company announced on August 1, 2007, immediately following the effectiveness of the Reclassification, that the new ticker symbol for the new Class A Common Stock was YTBLA. There is no symbol for the Class B Common Stock, as that security does not trade.

NOTE 16 - STOCK-BASED COMPENSATION

Stock Options

As of December 31, 2007, the Company had a stock-based employee compensation plan and a stock-based Sales Director bonus plan.

2004 Stock Option and Restricted Stock Plan. The Company’s stock-based employee compensation plan, the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) was approved by the Company’s stockholders in December 2004. The 2004 Plan is administered by the compensation committee of the Company’s Board of Directors which determines the employees, officers, directors and consultants subject to receive awards and the terms and conditions of these awards. The purpose of the 2004 Plan is to make available to the Company’s key employees and directors certain compensatory arrangements related to the growth in the value of the Company’s stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and prosperity; and align in general the interests of the Company’s employees and directors with the interest of its stockholders. Following the Reclassification Date, as amended and restated, the 2004 Plan authorizes 15,000,000 shares of common stock for issuance. All restricted stock awards and all shares of stock issuable upon exercise of options that are granted after the Reclassification Date shall consist of Class A Common Stock. As of December 31, 2007, 13,125,000 shares of Class A Common Stock remain available for future grants under the 2004 Plan.

F20

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On April 24, 2006, the Company’s Board of Directors granted 750,000 options under the 2004 Plan to certain employees, members of the Board of Directors and two outside consultants, 75,000 of which were forfeited September 30, 2006. These stock options vest in equal increments on the anniversary date over the next five years following the grant and expire six years from the date of grant. After the stock option award was granted, the Board of Directors modified the stock option award to add a 6th year to the term and such options were re-valued. The modification did not materially impact the value of the awards. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Expected volatility is based on analysis of historical volatilities of companies which are considered YTBI’s peer group. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2007 was insignificant.

The Company recognized $42,288 and $198,027 in compensation expense for stock options granted under the 2004 Plan for the years ended December 31, 2007 and 2006, respectively. Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of December 31, 2007 and 2006 is $56,594 and $98,882, respectively.

2007 Sales Director Bonus Plan. The stock-based Sales Director bonus plan (the “2007 Sales Director Bonus Plan”) is a bonus plan under which achievement based unit awards are granted on a semi-annual basis to Sales Directors who excel in their performance on behalf of the Company and its wholly owned operating subsidiaries. Each award under the 2007 Sales Director Bonus Plan consists of discounted stock options exercisable to purchase shares of the Company’s Class A Common Stock. The options have an exercise price equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date. The 2007 Sales Director Bonus Plan was approved by the Company’s Board of Directors on February 19, 2007 and subsequently approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on June 11, 2007.

On July 16, 2007, three of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options pursuant to the 2007 Sales Director Bonus Plan. Each of the three qualifying Sales Directors received 70,422 options based upon the defined level of achievement measured as of June 30, 2007. These options have an exercise price of $0.71, which is equal to fifty percent (50%) of the fair market value of our Common Stock on the close of business on the business day immediately preceding the grant date as defined by the 2007 Sales Director Bonus Plan (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification). All of the options granted vested immediately on the date of the grant; however, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any time during the remainder of calendar year 2007, 1/3 are exercisable on December 15, 2008 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2009 (and only on such date). The first 1/3 tranche of the award grant was exercised prior to December 31, 2007. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants in 2007: risk-free interest rate of 4.88%; expected life (in years) of 0.2-2.4; dividend yield of 0% and expected volatility of 55.4%-98.3% (weighted average expected volatility of 83.9%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2007 was insignificant. The fair value of the three awards as of the date of the grant measured on June 30, 2007, based upon the Black-Scholes option pricing model, was $187,415 and was recorded as accrued bonuses on the balance sheet as of June 30, 2007 with a corresponding expense recorded as marketing commissions. During the third and fourth quarters of 2007, the Company recorded a reduction in accrued bonuses of $69,445 and $18,879, respectively, and a related charge to additional paid in capital associated with the fair value amount related to the exercisable portion of the grant. As of December 31, 2007, $99,091 of accrued bonuses relate to the options that are exercisable in the future.

F21

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The following table provides additional information with respect to the stock option plan activity of the Company’s 2004 Plan and the 2007 Sales Director Bonus Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value

Options outstanding, beginning of period	1,875,000	$0.36	$0.21
For the period from January 1 to December 31, 2007
Granted	211,266	0.71	0.89
Forfeited	-	-	-
Expired	-	-	-
Exercised	(1,300,425)	0.36	0.24

Options outstanding, end of period	785,841	$0.46	$0.34

Options exercisable, end of period	105,000	$0.40	$0.12

A summary of stock options outstanding and exercisable as of December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price
$0.33 - $0.71	785,841	3.81	$0.46	105,000	$0.40

Total	785,841	3.81	$0.46	105,000	$0.40

F22

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Restricted Stock Awards

Effective January 2, 2007 (the “Grant Date”), the Board of Directors of the Company approved a one-time restricted stock award of an aggregate of 28,950,027 shares (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification) (the “Award Shares”) of the Company’s common stock, par value $0.001 per share, to thirty Sales Director level Reps (each, a “Grantee”) who have made outstanding contributions to the growth and success of the Company and/or its wholly owned operating subsidiaries. Of the 30 Grantees, three are members of the Company’s Board of Directors and one is the President of an operating subsidiary. The Award Shares vest in stages for each Grantee, provided various performance-related conditions specified in the restricted stock award agreement entered into by the Company and each Grantee (each, a “Restricted Stock Award Agreement”) are satisfied at each vesting date. The Grantees are the Company’s most successful Reps who have met the criteria for being deemed “Sales Directors”.

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

On January 2, 2008, an additional 1,634,277 shares of Class A Common Stock and 3,268,554 shares of Class B Common Stock were issued, in the aggregate, to the Grantees upon the vesting of the second tranche of the Award Shares, representing an additional 16.9% of the Award Shares (as adjusted to reflect the stock split pursuant to the Reclassification).

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

F23

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Furthermore, the Company has accounted for the grant of the Award Shares to the four members of management as marketing commission expense in the first quarter of 2007, the period in which the grant was approved by the Board of Directors. Therefore, a current expense of $2,799,994 with respect to the portion of the grant to management which immediately vested has been incurred. The Company also recorded $4,889,641, for the year ended December 31, 2007 as marketing commission expense related to the amortization of the unvested portion of the Award Shares, which includes a nominal forfeiture rate of 4% due to the performance related criteria that must be met to determine vesting at each anniversary date.

As of December 31, 2007, there was approximately $15.2 million of unrecognized compensation expense related to the 19,611,324 shares of non-vested restricted stock, which the Company expects to recognize over the next 3.0 years.

The following table summarizes the status of restricted shares during the year ended December 31, 2007:

		Weighted-
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2007	-	-
Granted	28,950,027	$1.03
Vested	9,338,703	$1.03
Forfeited	-
Non-vested at December 31, 2007	19,611,324	$1.03

F24

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 17 - STOCKHOLDERS’ EQUITY

During the fourth quarter of 2006, equity compensation in the amount of $294,460 was recorded as a result of 552,582 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $552 and additional paid in capital in the amount of $293,908.

During the third quarter of 2007, equity compensation in the amount of $45,500 was recorded as a result of 30,000 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $30 and additional paid in capital in the amount of $45,470.

During 2007, the Company received $470,625 in proceeds from the exercise of 806,784 common stock warrants associated with its February 2005 Private Placement Offering. The Company recorded a corresponding amount of $469,820 to additional paid in capital, $269 to Class A Common Stock and $536 to Class B Common Stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $0.58, exercisable for five years from date of issuance. As of December 31, 2007, 49.68 of the 64 warrant units (each unit consisting of 56,250 common stock purchase warrants) remain unexercised.

Also during 2007, the Company received $446,000 in proceeds related to the exercise of 750,000 warrants previously issued for services. The Company recorded a corresponding amount of $445,250 to additional paid in capital, $250 to Class A Common Stock and $500 to Class B Common Stock. The Company also recorded $602 to Class A Common Stock and $1,204 to Class B Common Stock and a corresponding amount of $1,806 as a reduction in additional paid in capital related to the issuance of 1,804,512 net shares of common stock in connection with the cashless exercise of 2,400,000 warrants also previously issued for services.

NOTE 18 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company also own a company that YTB Marketing utilizes for printing much of its sales materials. During 2007 and 2006, the Company expended $3,450,713 and $1,467,402, respectively, for printing sales materials, performing shipping services and convention services including design and production of the stage. In addition, at December 31, 2007 and 2006, the Company has a pre-paid asset of $157,289 and $136,553, respectively, reflected on the balance sheet for payments related to work not yet completed.

The Company leased office space (which housed the Company’s previous headquarters office) in two buildings under separate commercial lease agreements. The buildings were owned and controlled by Meridian Land Company, Inc. (“Meridian Land”). Meridian Land is controlled by Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of the Company’s Board of Directors. The combined rental cost of both spaces was $15,000 per month. The first lease (the “Building One Lease”), which covered the approximate 13,000 square foot premises located at One Country Club View, Edwardsville, Illinois 62025 (the “Building One Leased Premises”), commenced July 1, 2005 and was to expire on June 30, 2010. The second lease (the “Building Two Lease”), which covers approximately 5,000 square feet at the premises located at 600 Country Club View Drive, Edwardsville, Illinois 62025 (the “Building Two Leased Premises”), commenced November 1, 2005 and was to expire on October 31, 2010. Combined rent expense for these two leases was $137,300 and $180,000 for the years ended December 31, 2007 and 2006 respectively.

Each lease contained an addendum which granted to Meridian Land a two-year “put” option to sell the property on which the respective leased premises were located in exchange for shares of the Company’s common stock. In the case of the Building One Lease, the put option, which expired June 30, 2007, entitled Meridian Land to receive 1,500,000 shares of the Company’s common stock upon exercise thereof. In the case of the Building Two Lease, the put option entitled Meridian Land to receive 1,875,000 shares of the Company’s common stock upon exercise thereof.

Separately, under each of the Building One Lease and Building Two Lease, the Company had the option to purchase the property on which the respective leased premises were located for cash consideration. In the case of the Building One Lease, the cash purchase price was set at $1,850,000, while under the Building Two Lease, the cash purchase price was set at $2,350,000.

On July 27, 2007, the Company exercised its option (the “Building One Purchase Option”) under the Building One Lease to purchase the real property on which the Building One Leased Premises are located (the “Building One Property”). As a result of its exercise of the Building One Purchase Option, the Company entered into a contract with Meridian Land (the “Building One Purchase Contract”).

Consistent with the terms of the Building One Purchase Option, under the Building One Purchase Contract, the purchase price for the Building One Property was set at $1,850,000, of which $480,500 was paid by the Company in cash as of the signing of the Building One Purchase Contract and the remaining $1,369,500 of which constituted obligations of Meridian Land which were paid and/or assumed by the Company at the closing, consisting of (i) $1,305,525 principal amount of aggregate indebtedness owed by Meridian Land to a local bank that was assumed by the Company, (ii) $57,791 of accrued property taxes owed by Meridian Land for the Building One Property for 2006 and for a pro-rata portion of 2007, and (iii) $6,184 of assorted closing costs of Meridian Land. The indebtedness to the local bank assumed by the Company at the closing was secured by a mortgage on the Building One Property. Closing under the Building One Purchase Contract occurred on August 14, 2007. The outstanding indebtedness on the Building One Property was subsequently retired by the Company on October 30, 2007.

F25

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

As previously reported in the Company’s Current Reports on Form 8-K filed with the SEC on August 7, 2007 and August 30, 2007 and in its Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2007, the Company had purportedly entered into a contract (the “Building Two Purchase Contract”) with Meridian Land to purchase the property on which the Building Two Leased Premises are located (the “Building Two Property”) effective as of August 3, 2007 and had purportedly closed upon the acquisition of the Building Two Property on August 14, 2007, with the Building Two Property to remain subject to $1,996,416 principal amount of existing indebtedness (as of August 3, 2007) that is owed by Meridian Land to a bank that is secured by a mortgage on the Building Two Property. The purported acquisition was to have resulted from Meridian Land’s exercise of its put option (the “Building Two Put Option”), pursuant to the Building Two Lease, pursuant to which the Company was to issue to Meridian Land one million eight hundred seventy five thousand (1,875,000) shares of its common stock (reflecting the 3 for 1 stock split resulting from the Reclassification), of which six hundred twenty-five thousand (625,000) shares were to be Class A Common Stock and one million two hundred fifty thousand (1,250,000) shares were to be Class B Common Stock (collectively, the “Meridian Option Shares”).

However, because Meridian Land had not been aware, as of its entry into the Building Two Lease, that the Meridian Option Shares were to constitute “restricted securities” (as defined in Rule 144 promulgated under the Securities Act of 1933, as amended) and could not be freely resold without compliance with the then-applicable minimal one year holding period under Rule 144, and because the Company was not aware of all relevant factors related to acceptance of encumbered title to the Building Two Property, each of Meridian Land and the Company agreed (on November 8, 2007) to rescind its respective performance pursuant to the Building Two Put Option, given the mutual mistake of fact between the parties. Meridian Land agreed to return the Meridian Option Shares to the Company for cancellation, and the Company agreed to re-convey title to the Building Two Property to Meridian Land. Each of Meridian Land and the Company agreed to treat its respective performance pursuant to the Building Two Put Option (including both the transfer of title to the Building Two Property and the issuance of the Meridian Option Shares) as void. The Company therefore does not reflect in its balance sheet at December 31, 2007 the Building Two Property nor the issuance of the Meridian Option Shares. The Company exercised its separate option under the Building Two Lease to purchase the Building Two Property for $2,350,000 in cash in January 2008 and subsequently entered into a purchase contract with Meridian Land pursuant thereto. The Company paid $500,000 out of the $2,350,000 purchase price as a deposit as of the execution of the purchase contract, and the remaining $1,850,000 is due at the closing of the acquisition of the Building Two Property, which is scheduled to occur in, or prior to May 2008. Please see Note 21 - “Subsequent Events” below.

Because Meridian Land is controlled by Timothy Kaiser, M.D. and Clay Winfield, both of whom are members of the Company’s Board of Directors, the Company’s entry into each of the transactions related to the Building One Property and Building Two Property (including the rescission of the Building Two Purchase Contract), was approved by the independent members of the Company’s Board of Directors.

In July 2006, the Company borrowed $2.5 million from Meridian Bank in connection with its acquisition of the land and building which houses its corporate headquarters in Wood River, Illinois. The chairman and principal shareholder of, and another director and principal shareholder of, Meridian Bank, Timothy Kaiser, M.D. and Clay Winfield, respectively, are also directors of the Company. This transaction was approved by the independent members of the Company’s Board of Directors.

On May 4, 2007, the Company purchased three vehicles for a total of $128,000 from a company controlled by the Company’s Chairman of the Board, J. Lloyd Tomer. The purchase price paid was set by independent dealers and approximated fair market value for the vehicles.

During the year ended December 31, 2007, the Company made aggregate payments of approximately $1,038,175 pursuant to the terms of the development contract for its corporate headquarters in Wood River, Illinois. The contract for the development of the real property on which such headquarters are located was awarded to Winfield Development, which is controlled by Clay Winfield, a member of the Company’s Board of Directors.

The Company has utilized a corporate aircraft that is owned by an entity (the “Aircraft Company”) that is partially controlled by two of its Board members, Timothy Kaiser and Clay Winfield during the year ended December 31, 2007. Payments made to the Aircraft Company totaled $48,955 for the period ended December 31, 2007. On February 29, 2008, the Company acquired all outstanding membership interests of the Aircraft Company. Please see Note 21 - “Subsequent Events” below.

F26

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises will serve as additional office space for the Company.

The Magnolia Lease will extend for an initial term of eighteen (18) months, which was originally scheduled to commence on November 1, 2007 and expire on April 30, 2009. Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease has been postponed such that it will commence on February 15, 2008 and extend until August 15, 2009. Rent under the Magnolia Lease has been set at $8,400 per month. In addition to monthly rental payments, the Company will be responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by the Company in conjunction with the Magnolia Leased Premises.

The consent of Meridian Land is required for assignments or subletting of the Magnolia Leased Premises by the Company under the Magnolia Lease, such consent not to be unreasonably withheld or delayed. Any assignment or subletting by the Company will not release the Company from any of its duties or obligations under the Magnolia Lease. The entry into the Magnolia Lease was approved by the independent members of the Company’s Board of Directors.

During 2007, REZconnect paid approximately $9,000 in legal fees for work performed by Harold Kestenbaum, a member of the Company's Board of Directors.

F27

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 19 - SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of online travel stores including the development of a sales network (“Marketing”); and sales of travel through online travel stores (“Travel”). The Company’s business segments operate primarily in the United States, but are structured for potential international growth.

Prior to the second quarter of 2007, the Company had reported in three operating segments, Marketing, Travel and Technology (as described immediately below). The Marketing segment was comprised of the YTB Marketing subsidiary and the Travel segment was comprised of the YTB Travel subsidiary and an applicable portion of the operations of the REZconnect subsidiary, with the remaining portion of REZconnect reported in the Technology segment. During the second quarter of 2007, the Company collapsed the Technology segment into the Travel segment as the amounts related to Technology were immaterial.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “parent” column includes corporate items not specifically allocated to the segments.

Year Ended
December 31, 2007	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$119,557,753	$21,727,319	$402		$141,285,474
Segment profit (loss)	2,820,101	6,310,352	(5,921,558)		3,208,895
Assets	51,429,309	12,914,138	8,200,369	(9,649,830)	62,893,986
Depreciation and amortization	859,310	15,012	277,226		1,151,548
Capital expenditures	2,567,135	310,948	8,016,600		10,894,683

Year Ended
December 31, 2006	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$43,079,472	$8,099,015	$-	$(281,757)	$50,896,730
Segment profit (loss)	(3,276,925)	1,767,536	(4,466,988)	-	(5,976,377)
Assets	20,750,647	4,381,686	10,531,821	(6,773,765)	28,890,389
Depreciation and amortization	314,585	-	93,440	-	408,025
Capital expenditures	1,269,787	-	4,624,214	-	5,894,001

NOTE 20 - INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The Company has adopted FIN 48. The cumulative effect of adopting FIN 48 has been recorded as a net decrease to retained earnings (deficit) of $105,091. On the date of adoption of FIN 48 and December 31, 2007, the Company had approximately $2,000,000 and $1,398,000 of unrecognized tax benefits, respectively. Of the unrecognized tax liabilities at December 31, 2007, $181,821 if recognized, would impact the Company’s effective income tax rate. For the year ended December 31, 2007, taxes in the amount of $87,045 for unrecognized tax liabilities were included in the tax provision. The change in unrecognized tax benefit resulted primarily from the filing of an automatic change in accounting method with the Internal Revenue Service which eliminated the previously existing tax uncertainty.

F28

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The unrecognized tax liabilities relate to certain tax deductions claimed on federal and state tax returns that are uncertain as to the ultimate outcome. As a result of the federal and state tax uncertainties identified as of the date of adoption and as of December 31, 2007, the deferred tax asset related to the Company’s net operating losses has been reduced by approximately $1,895,000 and $1,216,000, respectively, with a corresponding reduction to the valuation allowance.

The following table details the activity related to the Company's tax uncertainities from the date of adoption through December 31, 2007:

Unrecognized
Tax Benefits
Balance at date of adoption	$2,000,549
2007 FIN 48 accrual	87,045
Adjustments to original estimate
resulting from 3115 filing	(675,947)
Expiration of statutes	(3,248)
2007 settlements	(10,315)
Balance at December, 31, 2007	$1,398,084

The Company’s federal income tax returns for the tax years after 2002 remain subject to examination (2003 remains open due to amended tax returns). The various states in which the Company is subject to income tax are generally open for the tax years after 2003.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized for the year ended December 31, 2007 was $7,068. Accrued interest of $7,068 related to income tax uncertainties was recognized as a component of other non-current liabilities at December 31, 2007. No penalties have been recognized as of December 31, 2007 as management believes, when the applicable state returns are filed voluntarily, that it will successfully be able to have penalties abated.

Income Taxes - SFAS 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The Company has provided for a full valuation allowance against its deferred tax assets at December 31, 2007 and December 31, 2006. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

At December 31, 2007 and 2006 the Company had approximately $11,402,000 and $13,285,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2019 to 2027 for federal and state purposes. The net operating losses may be subject to a substantial limitation under the “Change of Ownership” section 382 of the Internal Revenue Code.

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

F29

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company's tax provision for the year ended December 31, 2007 of $213,200 consists of $76,155 in current state taxes payable, $50,000 in alternative minimum taxes and certain state tax obligations recognized as additional FIN 48 tax expense of $87,045.

A reconciliation of income taxes, with the amounts computed at the statutory federal rate, is as follows:

	As of December 31,
	2007	2006
Computed tax at federal statutory rate at 34%	$1,163,512	$(2,031,968)
Alternative minimum tax	50,000	-
Computed state tax net of federal benefit of 34%	107,712	-
Non-deductible meals and entertainment	99,931	-
Other, net	59,251	(446,032)
Change in valuation allowance	(1,267,206)	2,478,000

Total	$213,200	$-

Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2007	2006

Deferred tax assets
Allowance for doubtful accounts	$85,000	$3,000
Depreciation	38,000	4,000
Accrued vacation	104,000	28,000
Accrued expenses	114,000	-
Capital losses	9,000	9,000
Accrued compensation	632,000	3,081,000
Contributions carryover	33,000	-
Alternative minimum tax deposit	50,000	-
Stock-based compensation	1,923,000	-
Capitalized organizational costs	47,000	-
Net operation loss carryforward	3,890,000	4,916,000
	6,925,000	8,041,000
Deferred tax liabilities
Intangible assets	(1,262,000)	-

Net deferred tax asset
before valuation allowance	5,663,000	8,041,000

Less valuation allowance	(6,418,000)	(8,041,000)

Net deferred tax liability	$(755,000)	$-

F30

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 21 - SUBSEQUENT EVENTS

New Employment Agreements with Executive Officers

Effective January 1, 2008, the Company entered into a long-term employment agreements with each of Mr. J. Scott Tomer (Chief Executive Officer), Mr. J. Kim Sorensen (President), Mr. J. Lloyd Tomer (Chairman of the Board), Mr. John D. Clagg (Chief Financial Officer and Treasurer), and Mr. Andrew Cauthen (Chief Operating Officer and Secretary). All employment agreements expire December 31, 2012 and subject each officer to confidentiality requirements, as well as anti-raiding and non-competition restrictions for an additional two (2) years following termination of employment. The new employment agreements for Messrs. J. Scott Tomer and J. Kim Sorensen supersede the previous employment agreements for each such individual that were effective January 1, 2005 and had been scheduled to terminate on December 31, 2009.

Employment Agreements with J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer

Under their employment agreements with the Company, each of Messrs. J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer will serve in their positions for five-year terms, earning starting annual base salaries (in fiscal 2008) of $325,000, which shall increase in increments of $25,000 for each successive year under the agreements. Each employment agreement automatically renews for additional one year terms at the then-current base salary upon the expiration of the initial term or any successor term if either party does not provide notice of non-renewal at least 90 days prior to such expiration. Each of Messrs. J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer will be eligible for a cash bonus equal to a percentage of the Company’s net pre-tax income for each year in which such income surpasses certain thresholds, in the following percentages: (i) 2.0%, if net pre-tax income is at least $500,000, but less than $1,500,000; (ii) 2.25%, if net pre-tax income is at least $1,500,000 but less than $3,000,000; and (iii) 2.5%, if net pre-tax income is at least $3,000,000.

Beyond providing for compensation payable to each of Messrs. J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer, the employment agreements acknowledge their existing ownership of overrides on RTA sales and monthly fees as follows: (i) each of J. Scott Tomer and J. Kim Sorensen owns an override on the RTA sales and monthly fees generated by Representative position #2 of our YourTravelBiz.com subsidiary’s sales organization equal to 50% of the monthly commissions and overrides earned by said position #2, paid on a monthly basis; and (ii) J. Lloyd Tomer owns an override on the RTA sales and monthly fees generated by Representative position #1 of our YourTravelBiz.com subsidiary’s sales organization equal to 100% of the monthly commissions and overrides earned by said position #1, paid on a monthly basis.

Each of Messrs. J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer is subject to non-competition and non-solicitation restrictions for the entire duration of his employment agreement and for a period of two years thereafter. In the event of the termination, by the Company, of the employment of any of each of Messrs. J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer without cause, such individual will be paid his base salary for the remaining term of his employment agreement, in accordance with the Company’s customary payroll practices, as if such employment had not been terminated.

In addition to receiving a car allowance and health and medical insurance provided by the Company, Messrs. J. Scott Tomer, J. Kim Sorensen and J. Lloyd Tomer receive term life insurance coverage payable to beneficiaries designated by each.

Employment Agreements with John D. Clagg and Andrew Cauthen

Under their employment agreements with the Company, each of Messrs. John D. Clagg and Andrew Cauthen will serve in their positions for five-year terms at a starting annual base salary (in fiscal 2008) of $300,000, which shall increase in increments of $25,000 for each successive year under the agreement. The agreements automatically renew for additional one year terms at the then-current base salary upon the expiration of the initial term or any successor term if either party does not provide notice of non-renewal at least 90 days prior to such expiration.

Beyond base salary, each of Messrs. Clagg and Cauthen was awarded an incentive stock option to purchase 300,000 shares of YTB’s Class A Common Stock, vesting in five equal installments of 60,000 shares on the effective date of the employment agreements (January 1, 2008) and the first four anniversaries thereof. Each such officer is eligible for a bonus equal to two percent (2%) of YTB’s net pre-tax income for each year in which such net pre-tax income equals or exceeds $4,000,000, subject to the determination of the Compensation Committee of YTB’s Board of Directors. Such bonus shall be payable in the form of a restricted stock award.

F31

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Each of Messrs. Clagg and Cauthen is subject to non-competition and non-solicitation restrictions for the entire duration of his employment agreement and for a period of two years thereafter. In the event of termination, by YTB, of the employment of either of Messrs. Clagg or Cauthen without cause, such individual is to be paid his base salary for the remaining term of his employment agreement, in accordance with the Company’s customary payroll practices, as if such employment had not been terminated.

Each of Messrs. Clagg and Cauthen also receives health, life, and medical insurance from YTB under their new employment agreements.

Restricted Cash-Related Transactions

On January 7, 2008, the Company obtained two Standby Letters of Credit collateralizing two cruises that were booked by certain Sales Directors. The Letters of Credit are for a total amount equal to $1.9 million and will expire on or before July 15, 2008, once the related obligations to Carnival Cruise Lines with respect to the cruises have been satisfied by the Company. The Company also now holds $1.9 million in a restricted money market account until the obligations are satisfied.

On January 8,, 2008, YTB’s $500,000 certificate of deposit representing restricted cash collateral for YTB’s outstanding indebtedness related to its corporate headquarters property was surrendered in partial repayment of the principal amount outstanding under indebtedness. The remaining principal balance as of March 15, 2008 was $1,995,990.

As of March 17, 2008, restricted cash has increased by $1,529,575 to $3,797,919.  The increase in restricted cash has been caused primarily by the addition of a new credit card processor and bank accounts for the Company’s Canadian operations, which were launched on February 8, 2008, which have required approximately an additional $129,000 of restricted cash, as well as the Standby Letters of Credit for $1.9 million which were obtained on January 7, 2008, collateralizing the two cruises booked by certain Sales Directors. The increase in restricted cash has been partially offset by the release of the $500,000 certificate of deposit previously held as collateral for the Company’s outstanding indebtedness with respect to its corporate headquarters.

Additional Awards Under 2007 Sales Director Bonus Plan

On January 15, 2008, five of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan. Three of the qualifying Sales Directors received 285,714 stock options and two of the qualifying Sales Directors received 380,952 stock options, in each case based upon the defined levels of achievement measured as of December 31, 2007. All of the options granted have an exercise price of $0.525, which was equal to fifty percent (50%) of the fair market value of YTB’s Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of the grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date). The fair value of the five awards as of the date of the grant, based upon the Black-Scholes option pricing model, was $448,979 and was recorded as accrued bonuses on the accompanying balance sheet as of December 31, 2007 with a corresponding expense recorded as marketing commissions.

F32

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Acquisition of Entity Holding Executive Jet

On February 29, 2008, the Company acquired all of the outstanding membership interests of Meridian/Silver, LLC, a Florida limited liability company (“Meridian/Silver”), which had been owned 50% by Meridian Land and 50% by an unaffiliated third party. The purchase price for the membership interests was $1.3 million. The only significant asset held by Meridian/Silver is a Learjet 35A, N360LJ business jet (the “Executive Jet”), which is held free and clear of any and all liens and encumbrances. Meridian/Silver is not subject to any material liabilities or contractual obligations. The Company expects to utilize the Executive Jet for the transport of members of its management team for business-related purposes.

Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of the Company’s Board of Directors. The acquisition of the Meridian/Silver membership interests was considered and approved by the independent members of the Company’s Board of Directors.

Expansion of Operations into Canada, Bahamas and Bermuda

In early 2008, YTB expanded its services into Canada, the Bahamas, and Bermuda. YTB Bahamas commenced operations on January 11, 2008, and YTB Canada and YTB Bermuda commenced operations in early February, 2008. As a result of this international expansion, RTAs living in these countries can now sell travel through websites that they acquire from the Company, and, similarly, Reps who are located there can market online travel websites to others in the U.S., Puerto Rico, the Bahamas, Bermuda and Canada.

Acquisition of Travel Agency for Canadian Operations

On February 8, 2008, the Company completed the acquisition of the assets of Sunrise Travel Service, an award-winning travel agency located in Ontario, Canada. The acquisition is expected to provide YTB with a competitive advantage in three very lucrative markets as part of its new Canadian operations: leisure, honeymoon, and corporate travel, all of which are areas of expertise for Sunrise Travel Service. Additionally, Sunrise Travel Service has developed a niche market for travel to Europe and the Middle East, which will increasingly broaden YTB’s international travel offerings and create even more opportunities for the RTAs who have already joined YTB in Canada.

F33