Form 10-Q
period 2008-03-31
YTB International, Inc.
filed 2008-05-15
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to________________

Commission File Number 0-18412

YTB International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2181181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 East Edwardsville Road, Wood River, IL 62095
(Address of principal executive offices)       (Zip Code)
Registrant's telephone number, including area code: (618) 655-9477

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 13, 2008, there were 64,754,480 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 38,451,373 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding. *

* Excludes 4,911,299 shares of restricted Class A Common Stock and 9,822,598 shares of restricted Class B Common Stock that have been granted and are being held in escrow but have not yet vested and are therefore not treated as outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB
Three months ended March 31, 2008

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets, March 31, 2008 (Unaudited) and December 31, 2007	2
	Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31, 2008 and 2007	3
	Condensed Consolidated Statement of Change in Stockholders’ Equity (Unaudited)
	Three months ended March 31, 2008	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31, 2008 and 2007	5-6
	Notes To Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis or Plan of Operation.	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (not required)
Item 4T.	Controls and Procedures.	29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factor (not required)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	29
Item 4.	Submission of Matters to a Vote of Security Holders.	29
Item 5.	Other Information.	29
Item 6.	Exhibits.	30
Signatures		31

PART I – FINANCIAL INFORMATION

On July 31, 2007 (the “Reclassification Date”), the Company filed an Amended and Restated Certificate of Incorporation which authorized the issuance of two classes of common stock – Class A Common Stock and Class B Common Stock – and increased the Company’s total authorized capital. Stockholders of record on the Reclassification Date received two shares of Class B Common Stock and one share of Class A Common Stock in exchange for each share of existing common stock held as of the Reclassification Date. All shares and per share amounts in this Quarterly Report on Form 10-Q reflect this reclassification.

Item 1. Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,275,823	$1,730,570
Restricted cash	3,436,832	2,268,344
Available-for-sale securities	51,593	26,834
Accounts receivable (less allowance for doubtful accounts of $7,846 in 2008 and $5,699 in 2007)	2,280,834	2,662,101
Notes receivable (less allowance for uncollectible notes of $183,876 in 2008 and $200,907 in 2007)	1,825,033	2,041,751
Inventory, net	4,851,645	4,903,244
Prepaid marketing commissions	23,923,835	25,080,737
Other prepaid expenses and current assets	2,529,356	2,056,535

Total current assets	40,174,951	40,770,116

Long-term investments	1,000,000	1,000,000
Property and equipment, net	18,941,494	15,432,502
Intangible assets, net	2,376,794	2,395,151
Goodwill	3,128,441	2,979,322
Other assets, net	5,563	316,895

TOTAL ASSETS	$65,627,243	$62,893,986

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$13,539,886	$9,698,038
Current maturities of long-term debt	22,239	22,018
Income taxes payable	231,471	126,155
Deferred revenue	32,101,320	31,143,451
Accrued bonuses	748,104	928,303
Short-term debt	1,995,990	2,500,000

Total current liabilities	48,639,010	44,417,965

Other long-term liabilities:
Long-term debt, less current maturities	213,998	219,641
Deferred tax liability	755,000	755,000
Other income tax liabilities	182,505	181,821
Other liabilities	11,125	11,125

Total other long-term liabilities	1,162,628	1,167,587

TOTAL LIABILITIES	49,801,638	45,585,552

Commitments and Contingencies (Note 15)

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007.	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 54,377,463 and 51,144,275 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	54,378	51,144
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 48,752,571and 46,453,644 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively; convertible into Class A shares on a one-for-one basis	48,752	46,453
Additional paid-in capital	38,448,555	36,419,266
Retained earnings (deficit)	(22,726,080)	(19,208,429)

TOTAL STOCKHOLDERS' EQUITY	15,825,605	17,308,434

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,627,243	$62,893,986

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
NET REVENUES
Online travel store sales and monthly fees	$33,959,388	$17,965,361
Travel commissions and services	5,328,627	2,537,694
Education programs and marketing materials	3,009,505	3,361,152
Other	430,047	314,274

Net revenues	42,727,567	24,178,481

OPERATING EXPENSES
Marketing commissions	25,068,543	16,136,795
Travel commissions	3,852,416	1,608,688
Depreciation and amortization	535,662	214,032
Marketing and selling	1,392,615	1,437,657
General and administrative	15,330,144	7,005,256

Total operating expenses	46,179,380	26,402,428

LOSS FROM OPERATIONS	(3,451,813)	(2,223,947)

OTHER INCOME (EXPENSE)
Interest and dividend income	69,307	49,536
Interest expense	(17,023)	(2,611)
Foreign currency translation loss	(455)	-
Gain (loss) on sale of assets	(11,667)	-

Total other income (expense)	40,162	46,925

LOSS BEFORE INCOME TAX PROVISION	(3,411,651)	(2,177,022)

INCOME TAX PROVISION	106,000	-

NET LOSS	$(3,517,651)	$(2,177,022)

NET LOSS PER SHARE:

Weighted-average shares outstanding - basic for Class A and Class B	102,858,468	94,309,323
Weighted-average shares outstanding - diluted for Class A and Class B	102,858,468	94,309,323

Net loss per share - basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.03)	$(0.02)
Net loss per share - diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.03)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Preferred		Common Stock				Additional	Retained	Total
	Stock		Class A		Class B		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 1, 2008	-	$-	51,144,275	$51,144	46,453,644	$46,453	$36,419,266	$(19,208,429)	$17,308,434

Exchange Class B Shares for Class A shares	-	-	1,055,817	1,056	(1,055,817)	(1,056)	-	-	-

Common shares issued for restricted stock grant	-	-	1,625,809	1,626	3,251,618	3,252	(4,878)	-	-

Amortization of restricted stock (unvested)	-	-	-	-	-	-	1,221,384	-	1,221,384

Shares issued for services	-	-	500,000	500	-	-	509,500	-	510,000

Exercise of common stock warrants	-	-	51,562	52	103,126	103	90,080	-	90,235

Stock option compensation	-	-	-	-	-	-	213,203	-	213,203

Net loss	-	-	-	-	-	-	-	(3,517,651)	(3,517,651)

Balance at March 31, 2008	-	$-	54,377,463	$54,378	48,752,571	$48,752	$38,448,555	$(22,726,080)	$15,825,605

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,517,651)	$(2,177,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	535,662	214,032
Write-off of uncollectible notes	100,000	-
Loss on disposal of property and equipment	11,667	-
Impairment loss on inventory	1,700,000	-
Provision for uncollectible notes	(17,032)	-
Reserve against deposit on acquisition of business	356,332
Interest income added to notes receivable	(27,968)	-
Shares issued for restricted stock grant	-	2,799,994
Shares issued for services	510,000	-
Amortization of restricted stock (unvested)	1,221,384	1,222,411
Stock option expense	33,004	13,194
FIN 48 tax provision	684	-
Change in operating assets and liabilities:
Accounts receivable, net	381,267	(687,018)
Notes receivable	156,718	(414,282)
Inventory	(1,648,401)	(20,926)
Prepaid marketing commissions	1,156,902	(6,034,184)
Other prepaid expenses and current assets	(452,821)	(221,645)
Other assets	-	3,761
Accounts payable and accrued expenses	3,710,665	2,462,462
Income taxes payable	105,316	-
Accrued bonuses	-	(150,000)
Deferred revenue	957,869	8,107,316
Other liabilities	-	(9,903)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,273,597	5,108,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,976,781)	(1,924,074)
Proceeds from sale of property and equipment	10,000	-
Acquisition of business	(149,119)	-
Proceeds from sale of available-for-sale securities	-	664,796
Purchases of available-for-sale securities	(24,759)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,140,659)	(1,259,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank overdraft	-	(812,464)
Principal payments on debt	(5,422)	(5,209)
Repayment of short-term debt	(504,010)	-
Cash collateral for standby letter of credit	(1,910,000)	-
Reduction in cash collateral for standby letter of credit	357,167	-
Restricted cash-collateral used as reserves for
credit card processing	(115,655)	(1,235,432)
Reduction in restricted cash-collateral for outstanding note	500,000	-
Proceeds from exercise of common stock warrants	90,235	198,437
NET CASH USED IN FINANCING ACTIVITIES	(1,587,685)	(1,854,668)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(454,747)	1,994,244
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,730,570	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,275,823	$1,994,244

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$17,595	$51,466
Taxes paid	$29,510	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable and property and equipment	$131,183	$69,628
Shares issued under a restricted stock grant in settlement of bonus liability	$-	$6,849,999
Shares issued in cashless warrant exercise	$-	$602
Stock option compensation	$180,199	$-
Transfer of Class B common stock shares to Class A common stock shares	$1,056
Shares issued for restricted stock grant	$4,878	$-
Notes receivable issued for sale of auto	$60,000	$-
Reclass of notes receivable to other current assets	$20,000	$-
Reclass of notes receivable to other assets	$45,000	$-

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc. (“YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”) and REZconnect Technologies, Inc. (“REZconnect”), are sometimes hereafter collectively referred to as the “Company”. Effective July 31, 2007, the Company underwent a reclassification of its existing common stock and an accompanying three-for-one stock split (structured as a stock dividend) that resulted in the holders of the Company’s existing common stock receiving one share of the Company’s Class A common stock, par value $0.001 per share (“Class A Common Stock”) and two shares of Class B common stock, par value $0.001 per share (“Class B Common Stock”) for each share of existing common stock held prior to such date. The Company’s authorized capital was also increased in conjunction with the reclassification, resulting in 300,000,000 shares of Class A Common Stock and 100,000,000 shares of Class B Common Stock being authorized under the Company’s Amended and Restated Certificate of Incorporation. Please see Note 15, “Common Stock Reclassification”, of the Notes to Consolidated Financials Statements included in the Company’s Form 10-KSB for the year ended December 31, 2007.

The Company provides Internet-based travel-related services and technology, which offers proprietary reservation systems for the travel industry, and is also a full-service provider of travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “Your Travel Biz™”, “YTBnet.com™”, “Travel Network™”, “Global Travel Network™”, “YTB Travel Network™” and “Travel Network Vacation Central™”, as well as Internet websites “Bookmytravel.com™”, “REZconnect.com™” and “RezCity.com™”. The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of Illinois. One of its subsidiaries maintains administrative offices in the state of New Jersey.

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

In early 2008, YTB expanded its services into Canada, the Bahamas, and Bermuda. YTB Bahamas commenced operations on January 1, 2008, and YTB Canada and YTB Bermuda commenced operations in early February 2008. As a result of this international expansion, Referring Travel Agents (“RTAs”) living in these countries can now sell travel through websites that they acquire from the Company, and, similarly, Reps who are located there can market online travel websites to others in the U.S., Puerto Rico, the Bahamas, Bermuda and Canada.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 2 – BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of March 31, 2008, the related Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2008 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The condensed balance sheet as of December 31, 2007 was derived from the audited financial statements for the year then ended included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On January 7, 2008, the Company reserved two cruise ship dates with a cruise line. The Company reserved all of the cabins on both dates sailing on May 30, 2008 and June 30, 2008. The Company recorded the full value of the contracts with the cruise line for both ship dates as inventory. This includes all cost directly related to the selling price of the cabins, including related taxes and fuel costs. Cabin sales have been recorded as deferred revenue until the departure date with a corresponding reduction in the cruise cabin inventory balance. An impairment charge has been recorded against the inventory balance based upon the estimated amount of unsold cabin inventory as of each departure date.

Certain reclassifications have been made to the 2007 financial statements to conform to the current year presentation.

All share references and share-based calculations are presented to give retroactive effect to the 3:1 stock split and reclassification that was effective July 31, 2007. See Note 15, “Common Stock Reclassification”, of the Notes to Consolidated Financials Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Newly Adopted Accounting Standards:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis.  SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the valuation hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets carried at fair value on a recurring basis are its investments in auction rate securities as described in Note 6, Long-term Investments.  The securities have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The valuation may be revised in future periods as market conditions evolve.

Certain financial instruments are carried at cost on our condensed consolidated balance sheet, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement.  However, the fair value determination for level 3 financial instruments may include observable components. The estimated fair value at March 31, 2008 is based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 became effective beginning January 1, 2008.  The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock. Shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time, on a one-for-one basis. Shares of Class B Common Stock automatically convert into shares of Class A Common Stock upon sale or other disposition (except for transfers among related entities, transfers to trusts for the benefit of the transferring holder of the Class B Common Stock, bona fide pledges under financing arrangements and similar transfers). The Company has computed the earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share. Under the Company’s Amended and Restated Certificate of Incorporation, each share of Class A Common Stock and each share of Class B Common Stock are equal with respect to the right to receive dividends declared by the Company’s Board of Directors in its discretion from time to time from funds legally available therefor, whether in cash, stock or property. Because both classes share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

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

	Three Months Ended
	March 31,
	2008	2007

Numerator:
Net loss	$(3,517,651)	$(2,177,022)

Denominator:

Weighted average common shares and denominator for basic calculation:	102,858,468	94,309,323

Weighted average effects of dilutive equity based compensation awards:
Stock options	-	-
Stock warrants	-	-
Restricted stock awards	-	-

Denominator for diluted calculation	102,858,468	94,309,323

Net loss per share - basic for Class A and Class B	$(0.03)	$(0.02)

Net loss per share - diluted for Class A and Class B	$(0.03)	$(0.02)

An aggregate of 4,581,442 and 15,075,559 shares (of both Class A Common Stock and Class B Common Stock) were excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, as the inclusion of such shares would have had an anti-dilutive effect.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 4 – RESTRICTED CASH

Restricted cash as of March 31, 2008 and December 31, 2007 was $3,436,832 and $2,268,344 respectively. Restricted cash as of December 31, 2007 included a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as the Company’s new corporate headquarters and $1,768,233 in reserves with the Company’s credit card processor, the former of which was released but subsequently surrendered by the Company on January 8, 2008 in partial repayment of the principal amount outstanding under such indebtedness. The increase in restricted cash of $1,168,488 as of March 31, 2008 compared with December 31, 2007 was primarily due to approximately $127,000 deposited in reserve with an additional credit card processor in connection with the Company’s launch of its Canadian operations on February 8, 2008, as well as funds deposited in connection with the Company’s obtaining a Standby Letter of Credit of $1.9 million on January 7, 2008, collateralizing the obligations of the Company’s Sales Director-level Reps’ obligations under two cruises that they booked. The increase in restricted cash was partially offset by the release of the $500,000 certificate of deposit as noted above, as well as by the release of $357,167 of the $1.9 million Standby Letter of Credit related to the amount of sold cabin inventory.

NOTE 5– INVENTORY

Inventory, net of reserves, consists of the following materials available for sale to Reps and customers:

	March 31, 2008	December 31, 2007
"Success From Home" and "Success" magazines	$2,477,438	$2,772,016
"Fun & Travel" magazines	1,152,866	1,173,130
Audio / Video Marketing	657,794	576,292
Cruise cabin inventory	107,045	-
Printed marketing materials	456,502	381,806

Inventory	$4,851,645	$4,903,244

Cruise cabin inventory represents $2,254,496 in cabins held to be sold on two cruises set to sail May 30, 2008 and June 30, 2008, net of a $1.7 million reserve.  The cruise cabin inventory is comprised of the full value of the contracts with the cruise line and includes all cost directly related to the selling price of the cabins, including related taxes and fuel costs.  The Company recorded this reserve since the Company has evaluated the inventory as of March 31, 2008 and believes it will not be able to sell the majority of these cabins before the departure date of each of the cruises.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 6 – LONG-TERM INVESTMENTS

As of March 31, 2008, the Company's investment portfolio included $1.0 million of auction rate securities (“ARSs”), which are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, and guaranteed by the United States Federal Department of Education. In addition, all ARSs held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase. Most of these ARSs were scheduled to reset subsequent to December 31, 2007. As of February 29, 2008, $1.0 million of the Company's auction rate securities, representing the entire portfolio of such securities, have failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the near term, the Company will not be able to access these funds associated with the failed auctions until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

Due to the current market conditions, the Company has evaluated the accounting treatment of its ARS investments. In its evaluation, the Company has reviewed SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in addition to SFAS No. 157, Fair Value Measurements, and related guidance issued by the FASB and the Securities and Exchange Commission (the "SEC"). As a result, the Company classified the $1.0 million in ARSs as long-term investments as of March 31, 2008 and December 31, 2007. This amount represents the entire balance of the ARSs as of March 31, 2008, none of which, have yet been sold by the Company subsequent to the end of the first quarter of 2008. The Company’s ARSs are all held at one investment bank. As previously stated, all of the ARS investments are AAA and/or Aaa rated. The investment bank has not reduced the par value of the company’s ARSs on the Company’s March 31, 2008 statement. While the failures in the auction process have affected the Company’s ability to access these funds in the near term, the Company does not believe that the values of the underlying securities or collateral have been affected.

The Company believes that its cash flows from operations provide it with the ability to withstand the loss in liquidity for these securities. The Company determined that no temporary or other-than-temporary impairment losses existed as of March 31, 2008, as the Company had no evidence that the securities were valued at an amount less than par value. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, the Company may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2008	December 31, 2007
Equipment	$3,137,491	$2,736,467
Furniture and fixtures	897,016	847,233
Aircraft	1,300,000	-
Software	3,979,678	2,016,844
Vehicles	64,295	164,294
Building and improvements	5,407,295	5,408,154
Land	4,721,218	4,721,218
Construction in progress	2,583,044	2,209,710
Leasehold improvements	142,295	120,445
	22,232,332	18,224,365
Less: Accumulated depreciation	(3,290,838)	(2,791,863)

Property and equipment, net	$18,941,494	$15,432,502

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Depreciation and amortization expense on property and equipment was $ 517,305 and $195,672 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 and December 31, 2007, capitalized software development costs, net of accumulated amortization, totaled $333,041 and $370,237, respectively. For the three months ended March 31, 2008 and 2007, the Company recorded amortization of capitalized software development costs of $37,205 and $14,481, respectively, which is included in total depreciation and amortization expense above.

On February 29, 2008, the Company acquired a business jet for the purchase price of $1.3 million. The Company expects to utilize the jet for the transport of members of its management team for business-related purposes. The Company has determined the useful life of the jet to be seven years. See Note 11, "Related Party Transactions."

On February 1, 2008, SAP, the Company's new enterprise resource planning software application, was implemented.  The cost of approximately $1.5 million, $987,316 of which was included in assets under construction as of December 31, 2007, was recorded as an addition to software during the first quarter of 2008.  Depreciation for first quarter of 2008 was $77,987.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 8 – BUSINESS COMBINATION

On November 28, 2007, the Company signed a letter of intent and made a deposit of $311,332 in connection with a proposed acquisition of a business. The Company had also previously advanced the potential target company $45,000. As of March 31, 2008, it was likely that the acquisition will not take place and accordingly the advance payments on deposit totaling $356,332 have been fully reserved for.

Acquisition of Travel Agency for Canadian Operations

On February 8, 2008, the Company completed the acquisition of the assets of Sunrise Travel Service (“Sunrise”), an award-winning travel agency located in Ontario, Canada, for $149,119. As there were no material identifiable assets in Sunrise, the purchase price was recorded to goodwill in the first quarter of 2008. The acquisition is expected to provide YTB with a competitive advantage in three very lucrative markets as part of its new Canadian operations: leisure, honeymoon, and corporate travel, all of which are areas of expertise for Sunrise. Additionally, Sunrise has developed a niche market for travel to Europe and the Middle East, which will increasingly broaden YTB’s international travel offerings and create even more opportunities for the RTAs who have already joined YTB in Canada. Revenues generated by Sunrise totaled $51,774 for the quarter ended March 31, 2008.

NOTE 9 – STOCK-BASED COMPENSATION

Stock Options

As of March 31, 2008, the Company had a stock-based employee compensation plan and a stock-based Sales Director bonus plan. The stock-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”)) and the stock-based Sales Director bonus plan (the 2007 Sales Director Bonus Plan) are more fully described in Note 16, “Stock-Based Compensation”, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

2004 Stock Option and Restricted Stock Plan

On April 24, 2006, the Company’s Board of Directors granted 750,000 options to certain employees, members of the Board of Directors and two outside consultants, 75,000 of which were forfeited September 30, 2006. These stock options vest in equal increments on the anniversary date over the next five years following the grant date and expire six years from the grant date. After the stock option awards were granted, the Board of Directors modified the stock option awards to add a 6th year to the term thereof and such options were re-valued. The modification did not materially impact the value of the awards. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had insufficient historical data available, expected volatility is based on the Company’s peer group historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

Additional Awards Under 2004 Stock Option and Restricted Stock Plan

On January 1, 2008, the Company granted incentive stock option to purchase 300,000 shares of YTB’s Class A Common Stock to each of two officers of the Company pursuant to employment agreements entered into with such officers effective as of such date. These stock options vest in five equal installments of 60,000 shares on the effective date of the employment agreements (January 1, 2008) and the first four anniversaries thereof and expire 10 years from the date of grant. The fair value of each option is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted-average assumptions used for grants in 2008: risk-free interest rate of 3.58%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 58.91%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had insufficient historical data available over the 6-year expected life term, expected volatility is based on the Company’s peer group historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The Company recognized $33,004 and $13,194 in compensation expense for stock options issued under the 2004 Plan for the three months ended March 31, 2008 and 2007, respectively. Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of March 31, 2008 and 2007 was $402,190 and $85,688 respectively.

2007 Sales Director Bonus Plan

On July 16, 2007, three of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options pursuant to the 2007 Sales Director Bonus Plan. Each of the three qualifying Sales Directors received 70,422 options to purchase shares of Class A Common Stock based upon the defined level of achievement measured as of June 30, 2007. These options have an exercise price of $0.71, which is equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date as defined under the 2007 Sales Director Bonus Plan (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification). While all of the options that were granted vested immediately on the date of grant, the options are only exercisable in accordance with the following schedule: 1/3 were exercisable at any time during the remainder of calendar year 2007, 1/3 are exercisable on December 15, 2008 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2009 (and only on such date). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants in 2007: risk-free interest rate of 4.96%; expected life (in years) of 0.2-2.4; dividend yield of 0%; and expected volatility of 98.0%-98.3% (weighted average expected volatility of 98.16%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far. The fair value of the three awards as of the date of the grant measured on June 30, 2007, based upon the Black-Scholes option pricing model, was $187,415 and was recorded as accrued bonuses on the balance sheet as of June 30, 2007 with a corresponding expense recorded as marketing commissions. During the first quarter of 2008, the Company recorded a reduction in accrued bonuses of $18,874 and a related charge to additional paid in capital associated with the fair value amount related to the exercisable portion of the grant. As of March 31, 2008, $80,217 of accrued bonuses relate to the options that are exercisable in the future.

Additional Awards Under 2007 Sales Director Bonus Plan

On January 15, 2008, five of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan . Three of the qualifying Sales Directors each received 95,238 stock options and two of the qualifying Sales Directors each received 190,476 stock options, in each case based upon the defined levels of achievement measured as of December 31, 2007. All of the options granted have an exercise price of $0.525, which was equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date). The fair value of each option is estimated on the date of grant using the Black -Scholes option pricing model with the following weighted-average assumptions used for these grants in the first quarter of 2008: risk-free interest rate of 2.73%; expected life (in years) of 0.5-2.9; dividend yield of 0%; and expected volatility of 89.7%-99.1% (weighted average expected volatility of 94.3%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far. The fair value of the five awards as of the date of the grant, measured on December 31, 2007, based upon the Black-Scholes option pricing model, was $448,979 and was recorded as accrued bonuses on the accompanying balance sheet as of December 31, 2007 with a corresponding expense recorded as marketing commissions. During the first quarter of 2008, the Company recorded a reduction in accrued bonuses of $161,325 and a related charge to additional paid in capital associated with the fair value amount related to the exercisable portion of the grant. As of March 31, 2008, $287,654 of accrued bonuses relate to the options that are exercisable in the future.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The following table provides additional information with respect to the aggregate stock option plan activity under the Company’s 2004 Plan and 2007 Sales Director Bonus Plan, taken as a whole:

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value

Options outstanding, beginning of period	785,841	$0.46	$0.34
For the period from January 1 to March 31, 2008:
Granted	1,266,666	0.79	0.65
Forfeited	-	-	-
Expired	-	-	-
Exercised	-	-	-

Options outstanding, end of period	2,052,507	$0.66	$0.53

Options exercisable, end of period	447,222	$0.65	$0.48

A summary of stock options outstanding and exercisable as of March 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price
$0.40 - $1.00	1,452,507	2.72	$0.49	327,222	$0.48
$1.01 - $1.09	600,000	9.76	1.09	120,000	1.09
	2,052,507	4.77	$0.66	447,222	$0.65

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Restricted Stock

Effective January 2, 2007 (the “Grant Date”), the Board of Directors of the Company approved a one-time restricted stock award of an aggregate of 28,950,027 shares (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification) (the “Award Shares”) of the Company’s common stock, par value $0.001 per share, to thirty Sales Director level Reps (each, a “Grante”) who have made outstanding contributions to the growth and success of the Company and/or its wholly owned operating subsidiaries. Of the thirty Grantees, three are members of the Company’s Board of Directors and an additional Grantee is the President of one of the Company’s operating subsidiaries. The Award Shares vest in stages for each Grantee, provided various performance-related conditions specified in the restricted stock award agreement entered into by the Company and each Grantee (each, a “Restricted Stock Award Agreement”) are satisfied at each vesting date. The Grantees are the Company’s most successful Reps who have met the criteria for being deemed “Sales Directors”.

An aggregate of 9,338,703 of the Award Shares (or approximately 32.3% of each award) vested immediately on the Grant Date, while up to an additional 19,611,324 Award Shares in the aggregate are subject to vesting in four equal installments of up to 4,902,831 shares each on the first four anniversary dates of the Grant Date. The vesting of any single Grantee’s award shall be determined independently of the vesting of any other Grantee’s award; thus, each Grantee must independently meet the performance related criteria specified in the Restricted Stock Award Agreement between himself or herself and the Company. The Company’s transfer agent, American Stock Transfer & Trust Company, serves as escrow agent with respect to the unvested Award Shares awarded and will retain such shares until the relevant vesting conditions in each Restricted Stock Award Agreement are met. To the extent that the conditions to the vesting of any unvested Award Shares of a Grantee have not been met by the relevant vesting date therefor, such shares shall be cancelled by the Company.

On January 2, 2008, an additional 1,625,809 shares of Class A Common Stock and 3,251,618 shares of Class B Common Stock were issued, in the aggregate, to the Grantees upon the vesting of the second tranche of the Award Shares, representing an additional 16.9% of the Award Shares (as adjusted to reflect the stock split pursuant to the Reclassification).

The Company received no cash consideration for the Award Shares, as the shares were issued in consideration of the outstanding contributions and services rendered by the Grantees in their roles as Sales Directors on behalf of the Company and/or its wholly owned operating subsidiaries. The grant of the Award Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “ Securities Act ”), pursuant to Section 4(2) thereof, as each of the Grantees has provided representations in the Restricted Stock Award Agreement between himself or herself and the Company as to his or her status as an “accredited investor” (as defined in Regulation D promulgated under the Securities Act). Although not obligated to do so under the Restricted Stock Award Agreements, on May 17, 2007, the Company filed a registration statement on Form S-8 to cover the resale of the Award Shares.

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

Furthermore, the Company has accounted for the grant of the Award Shares to the four members of management as marketing commission expense in the first quarter of 2007 of $2,799,994, the period in which the grant was approved by the Board of Directors. The Company also recorded $1,221,384 and $1,222,411 for the quarters ended March 31, 2008 and 2007, respectively, as marketing commission expense related to the amortization of the unvested portion of the Award Shares, which includes a nominal forfeiture rate of 4% due to the performance related criteria that must be met to determine vesting at each anniversary date.

As of March 31, 2008, there was approximately $13.9 million of unrecognized compensation expense related to the 14,708,493 shares of non-vested restricted stock, which the Company expects to recognize over the next 2.75 years.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the status of restricted shares during the quarter ended March 31, 2008:

		Weighted-
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2008	19,611,324	1.03
Granted	-	$-
Vested	4,902,831	1.03
Forfeited	-	-
Non-vested at March 31, 2008	14,708,493	$1.03

NOTE 10 - STOCKHOLDERS’ EQUITY

During the first quarter of 2008, equity compensation in the amount of $510,000 was recorded as a result of 500,000 shares issued as compensation for services to non-employees with an offsetting adjustment to Class A Common Stock in the amount of $500 and additional paid in capital in the amount of $509,500.

Also during the first quarter of 2008, the Company received $90,235 in proceeds from the exercise of 154,688 common stock warrants associated with its February 2005 Private Placement Offering. The Company recorded a corresponding amount of $90,080 to additional paid in capital, $52 to Class A Common Stock and $103 to Class B Common Stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $0.58, exercisable for five years from date of issuance. As of March 31, 2008, 46.93 of the 64 warrant units (each unit consisting of 56,250 common stock purchase warrants) remain unexercised.

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for printing of its sales materials. During the three months ended March 31, 2008 and 2007, the Company expended $1,036,003 and $490,688, respectively, in payments to this printing company. In addition, at March 31, 2008 and December 31, 2007, respectively, the Company has a pre-paid asset of $368,339 and $157,289, reflected on the balance sheet for payments related to work not yet completed by this company.

In July 2006, the Company borrowed $2.5 million from Meridian Bank in connection with its acquisition of the land and building which houses its corporate headquarters in Wood River, Illinois. The chairman and principal shareholder of, and another director and principal shareholder of, Meridian Bank, Timothy Kaiser, M.D. and Clay Winfield, respectively, are also directors of the Company. This transaction was approved by the independent members of the Company’s Board of Directors. On January 8, 2008, the Company’s $500,000 certificate of deposit representing restricted cash collateral for the Company’s outstanding indebtedness related to its corporate headquarters property was surrendered in partial repayment of the principal amount outstanding under such indebtedness. The remaining principal balance as of March 31, 2008 was $1,995,990.

During the three months ended March 31, 2008, the Company made aggregate payments of approximately $415,000 pursuant to the terms of the development contract for its new corporate headquarters in Wood River, Illinois. No payments were made during the first quarter of 2007. The contract for the development of the real property on which such headquarters are located was awarded to Winfield Development, which is controlled by Clay Winfield, a member of the Company’s Board of Directors.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The Company leases approximately 5,000 square feet of office space (which served as part of our previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”) under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land Company, Inc. (“Meridian Land”), as lessor, and the Company, as lessee, which is to expire on October 31, 2010. In January 2008, the Company exercised its purchase option under the Building Two Lease to acquire the Building Two Property for $2,350,000 in cash and entered into a purchase contract with Meridian Land pursuant thereto. The Company paid $500,000 of the $2,350,000 purchase price as a deposit as of the execution of the purchase contract, and the remaining $1,850,000 is due at the closing of the acquisition of the Building Two Property, which is scheduled to occur prior to the end of the second quarter of 2008.

Besides the Building Two Lease, the Company had also leased office space (which also served as part of the Company’s previous headquarters office) from Meridian Land at the approximate 13,000 square foot premises located on the real property at One Country Club View, Edwardsville, Illinois 62025 (the “Building One Property”), under a commercial lease agreement (the “Building One Lease”) that commenced on July 1, 2005 and was to expire on June 30, 2010. On July 27, 2007, the Company exercised its option (the “Building One Purchase Option”) under the Building One Lease to purchase the Building One Property, which the Company closed upon on August 14, 2007.

During the first quarter of 2007, the Company’s rental expense under the Building One Lease and the Building Two Lease, in the aggregate, was $15,000 per month ($45,000 for the quarter as a whole). While the Company no longer paid any rent with respect to the Building One Property during the first quarter of 2008 (due to the termination of the Building One Lease upon the Company’s acquisition of the Building One Property in August 2007), the Company’s rental expense under the Building Two Lease was $8,400 per month ($25,200 for the quarter) during the first quarter of 2008.

In July 2006, the Company borrowed $2.5 million from Meridian Bank in connection with its acquisition of the land and building which houses its corporate headquarters in Wood River, Illinois. The chairman and principal shareholder of, and another director and principal shareholder of, Meridian Bank, Timothy Kaiser, M.D. and Clay Winfield, respectively, are also directors of the Company. This transaction was approved by the independent members of the Company’s Board of Directors. On January 8, 2008, the Company’s $500,000 certificate of deposit representing restricted cash collateral for the Company’s outstanding indebtedness related to its corporate headquarters property was surrendered in partial repayment of the principal amount outstanding under such indebtedness. The remaining principal balance as of March 31, 2008 was $1,995,990.

The Company had utilized a Learjet 35A, N360LJ business jet (the “Executive Jet”) owned by Meridian/Silver, LLC, a Florida limited liability company (“Meridian/Silver”), which had been owned 50% by Meridian Land and 50% by an unaffiliated third party. During the quarter ended March 31, 2007, the Company made payments for the use of the aircraft to Meridian/Silver in the amount of $35,058.

On February 29, 2008, the Company acquired all of the outstanding membership interests of Meridian/Silver for the purchase price of $1.3 million. The only significant asset held by Meridian/Silver is the Executive Jet, which is held free and clear of any and all liens and encumbrances. Meridian/Silver is not subject to any material liabilities or contractual obligations. The Company expects to utilize the Executive Jet for the transport of members of its management team for business-related purposes.

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises serve as additional office space for the Company. The Magnolia Lease has an initial term of eighteen (18) months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009. Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extends until August 15, 2009. Rent under the Magnolia Lease has been set at $8,400 per month. In addition to monthly rental payments, the Company will be responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by the Company in conjunction with the Magnolia Leased Premises. During the first quarter of 2008, rent expense for the Magnolia Leased Premises totaled $16,800.

Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of the Company’s Board of Directors. Each of the transactions entered into by the Company with Meridian Land (including the Building Two Lease, the prospective acquisition of the Building Two Property, the prospective acquisition of the membership interests of Meridian/Silver and the Magnolia Lease) was considered and approved by the independent members of the Company’s Board of Directors.

During the first quarter of 2008, REZconnect paid approximately $4,600 in legal fees for work performed by Harold Kestenbaum, a member of the Company's Board of Directors.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 12 – NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer the effectiveness of SFAS No. 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires expanded disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations.. SFAS 161 is effective for our 2009 Annual Report on Form 10-K.

NOTE 13 – SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of online travel stores including the development of a sales network (“Marketing”) and sales of travel through online travel stores (“Travel”). The Company’s business segments operate primarily in the United States and Canada, but are structured for additional international growth.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. The “Parent” column includes corporate items not specifically allocated to the segments.

Three Months Ended
March 31, 2008	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$36,929,690	$5,776,621	$21,256	$-	$42,727,567
Segment profit (loss)	(222,392)	(249,896)	(3,045,363)	-	(3,517,651)
Assets	53,365,988	14,334,118	24,306,272	(26,379,135)	65,627,243
Depreciation and amortization	315,777	48,804	171,081	-	535,662
Capital expenditures	556,759	316,794	3,103,228	-	3,976,781

Three Months Ended
March 31, 2007	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$21,293,428	$3,166,810	$-	$(281,757)	$24,178,481
Segment profit (loss)	(2,221,139)	963,789	(919,672)	-	(2,177,022)
Assets	32,904,515	5,543,750	9,122,750	(6,961,782)	40,609,233
Depreciation and amortization	153,748	-	60,284	-	214,032
Capital expenditures	923,558	-	1,070,144	-	1,993,702

GEOGRAPHIC FINANCIAL INFORMATION

NET SALES:
Three Months Ended	2008	2007

United States	$41,439,623	$24,178,481
Canada	1,287,944	-
	$42,727,567	$24,178,481

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 14 – INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of March 31, 2008 and December 31, 2007, the Company had approximately $1,399,000 and $1,398,000 of unrecognized tax benefits, respectively. Of the unrecognized tax benefits at March 31, 2008, $182,504 if recognized, would impact the Company’s effective income tax rate.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. As of March 31, 2008 and December 31, 2007 the Company had approximately $7,472 and $7,068, respectively, of accrued interest related to uncertain positions.

The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the filing date of this Quarterly Report on Form 10-Q.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and Canada and is subject to examination by the various taxing authorities.

The Company’s tax provision for the three months ended March 31, 2008 consists of state and foreign income taxes. The Company has a federal tax loss for the current period, which received no tax benefit, as the Company’s deferred tax assets have a full valuation allowance recorded against them.

NOTE 15 – COMMITMENTS & CONTINGENCIES

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.

NOTE 16 – SUBSEQUENT EVENTS

On April 17, 2008, the Company's Class A Common Stock was approved for quotation on the Over-the-Counter Bulletin Board (the “OTCBB”). All existing market makers will move to the OTCBB within 30 days of such date. The Company’s Class A Common Stock will continue to be quoted under the ticker symbol “YTBLA”.

As of May 1, 2008, restricted cash has decreased from the March 31, 2008 balance of $3,436,832 by $1,136,272 to $2,300,560. This decrease in restricted cash resulted primarily from the release of $1,196,637 to the cruise line for deposits due on the two cruises that were booked by the Company. This decrease was partially offset by the increase in reserves of $62,762 for the Company’s new Canadian credit card processor.

Item 2. Management’s Discussion and Analysis or Plan of Operation

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in the, “Risk Factors” section of our registration statement on Form SB-2 filed with the SEC on May 21, 2007.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all facts that could have a material effect on our future financial performance. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

In addition, certain market data and other statistical information used throughout this report are based on independent industry publications. Although we believe these sources to be reliable, we have not independently verified the information and cannot guarantee the accuracy and completeness of such sources.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

We are a leading provider of Internet-based travel related services and operate through our three subsidiaries: YourTravelBiz.com, Inc., YTB Travel Network, Inc. and REZconnect Technologies, Inc. YourTravelBiz.com, Inc. (“YTB Marketing”) establishes and sells online travel agencies and compensates its Independent Marketing Representatives (“Reps”) who sell such travel agencies via a multilevel marketing commission structure. YTB Travel Network, Inc. (“YTB Travel”) contracts with the online travel agencies, provides online booking systems, collects travel commissions and pays sales commissions. REZconnect Technologies, Inc. (“REZconnect”) is a travel vendor relationship management company and offers franchises to brick and mortar travel agencies. REZconnect is reported as part of the YTB Travel segment for segment reporting purposes.

YTB Marketing conducts business through marketing, education and support of its sales force, consisting of 341,305 Reps who are responsible for marketing and selling online travel web sites to Referring Travel Agents (“RTAs”), most of whom work from their homes. Of the 341,305 Reps, 138,814 are RTAs with active travel websites. YTB Marketing’s sales of online travel agencies (via its Reps) to RTAs benefit from certain advantages. Firstly, such sales are not subject to the seasonality of the travel business. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each RTA develops personal relationships with his or her customers, who book travel through the RTA’s own online travel store, thereby creating a significant advantage for our company over the major online travel companies. The cost to book a trip through an RTA is nearly identical to booking a trip through a major online travel company. The RTAs’ online stores provide access to more than 60 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and more.

As of March 31, 2008, there are 138,814 RTA travel store websites in operation and numerous registered travel agents, which include franchisees and independent travel agents, using the travel portal site. Site owners are permitted to solicit organizations and associations for travel sites. On July 11, 2007, the Company announced that it had been named one of the country’s leading travel agencies in Travel Weekly’s 2007 Power List, with the Company ranking 35th among all travel agencies and included among the top 11 leisure travel agencies.

YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from the RTAs' 138,814 websites and negotiates deals with preferred vendors, receiving incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. The emerging market shift to the Internet for travel services presents the opportunity for advancement of products and services by referral relationships. Future travel revenue growth should accelerate as more RTAs are added to the system, and as each goes through the various education programs that YTB Travel provides. RTA sites are available for use 24 hours, 7 days a week.

REZconnect is a travel relationship vendor management company as well as a franchisor of travel agencies and generates revenue through registered travel agents and franchised travel agencies.

Our revenues derive primarily from online travel store sales monthly RTA web hosting fees, franchise fees and franchise service fees and commissions paid by travel providers. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.” Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis, based on prior years experience adjusted for current year volumes. Management believes these estimates to be reasonable. Franchise service fees are recognized on an accrual basis as earned. Revenue from online travel store sales is deferred and recognized ratably as revenue over a twelve-month period.

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

About Our Industry

Booking via the Internet has resulted in many opportunities for individuals and provides greater access to the consumer. Our Company has become a target for some traditional “brick and mortar” agencies as their market share diminishes. As a result, petitions have been circulated to protest our method of marketing and the Internet method of booking travel.  Management does not anticiapte that such efforts by competitors will have a material impact on our business model results.

We believe that the shift to the Internet for booking travel and our unique programs for our RTAs position our Company in a valuable and unique position to provide an income stream for our RTAs and allows the ultimate consumer a choice of booking his or her travel through the ever-growing Internet travel industry.

We do not attempt to conform to the pre-Internet travel industry of the 1970s and 1980s. Rather, our company is built on new ideas, building an army of entrepreneurs. We anticipate continuing to attract RTAs to sell our products. We plan to continue to provide our sales force with a powerful e-commerce consumer website that sells travel as well as other highly consumed products. Our customers shop and purchase on the Internet from someone they know and someone they can trust.

We offer business alternatives for entrepreneurs who desire to capitalize on the growing trend of on-line travel bookings. In our eighth year of business and with well over a billion dollars of travel services booked in our history, we teach and practice the highest standards of business principles and practices in this exciting and growing travel industry.

Results of Operations

The following tables set forth, for the three and nine months ended March 31, 2008 and 2007, as indicated, the percentage relationship of certain items from our consolidated statement of operations to total net revenues. A summary of consolidated results follows.

	Three months ended		Three months ended		Variance
	March 31, 2008	% of Net Revenues	March 31, 2007	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel stores and monthly fees	$33,959,388	79.5%	$17,965,361	74.3%	$15,994,027	89.0%
Travel commissions and services	5,328,627	12.5%	2,537,694	10.5%	2,790,933	110.0%
Education programs and marketing materials	3,009,505	7.0%	3,361,152	13.9%	(351,647)	(10.5)%
Other	430,047	1.0%	314,274	1.3%	115,773	36.8%

Total net revenues	42,727,567	100.0%	24,178,481	100.0%	18,549,086	76.7%

OPERATING EXPENSES
Marketing commissions	25,068,543	58.7%	16,136,795	66.7%	8,931,748	55.4%
Travel commissions	3,852,416	9.0%	1,608,688	6.7%	2,243,728	139.5%
Depreciation and amortization	535,662	1.3%	214,032	0.9%	321,630	150.3%
Marketing and selling	1,392,615	3.3%	1,437,657	5.9%	(45,042)	(3.1)%
General and administrative	15,330,144	35.9%	7,005,256	29.0%	8,324,888	118.8%

Total operating expenses	46,179,380	108.2%	26,402,428	109.2%	19,776,952	74.9%

LOSS FROM OPERATIONS	(3,451,813)	(8.2)%	(2,223,947)	(9.2)%	(1,227,866)	55.2%

OTHER INCOME/(EXPENSE)
Interest and dividend income	69,307	0.2%	49,536	0.2%	19,771	39.9%
Interest expense	(17,023)	0.0%	(2,611)	0.0%	(14,412)	552.0%
Foreign currency translation loss	(455)	0.0%	-	0.0%	(455)	(100.0)%
Gain (loss) on sale of assets	(11,667)	0.0%	-	0.0%	(11,667)	(100.0)%

Total other income/(expense)	40,162	0.2%	46,925	0.2%	(6,764)	(14.4)%

LOSS BEFORE INCOME TAX PROVISION	(3,411,651)	(8.0)%	(2,177,022)	(9.0)%	(1,234,629)	56.7%

INCOME TAX PROVISION	106,000	0.2%	-	0.0%	106,000	100.0%

NET LOSS	$(3,517,651)	(8.2)%	$(2,177,022)	(9.0)%	$(1,340,629)	61.6%

The following table sets forth the number of active RTAs as of conclusion of the first quarter of our last two fiscal years, as well as the number of on-line site sales during each such quarter.

RTAs as of	RTAs as of
March 31, 2008	March 31, 2007
138,814	82,932

Site sales for the	Site sales for the
3 months ended	3 months ended
March 31, 2008	March 31, 2007
30,893	33,415

The RTA numbers represent the number of active RTAs paying $49.95 per month to us as monthly web hosting fees. The site sales numbers represent the number of online travel store sites sold during the respective periods. The number of sales, and the number of recurring monthly fees paid, each directly impacts our revenues and expenses. As each new site is sold for $449.95, marketing commissions are paid on that sale. Likewise, each recurring monthly fee paid results in marketing commissions paid to the Reps. As the number of active RTAs grows, the amount of our travel commission revenue grows as well. Correspondingly, our travel commission expense follows suit.

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

Three months ended March 31, 2008 compared to three months ended March 31, 2007

We recognized net loss for the quarter ended March 31, 2008 of $3,517,651 or $0.03 per diluted share compared to a net loss of $2,177,022 or $0.02 per diluted share for the comparable quarter of 2007.

Net Revenues

Net revenues totaled $42,727,567 and $ 24,178,481 in the first quarters of 2008 and 2007, respectively.

•
Online travel store sales and monthly fees increased $15,994,027 or 89.0% in the first quarters of 2008 to $33,959,388 from the $17,965,361 amount reported in the comparable prior year quarter. The increase was due to an increase in the average number of RTAs and an increase in the average monthly fee being paid by such RTAs. The average number of RTAs for whom we recognize monthly revenue increased to 133,928 in the first quarter of 2008 from 80,961 in the comparable quarter of 2007. We believe that the significant growth in average number of RTAs was attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Travel agency commissions for the first quarter of 2008 increased $2,790,933 or 110.0% to $5,328,627 from the $2,537,694 reported in the comparable prior year quarter. The increase was attributable to the increase in the number of customers utilizing the Company as their travel provider in 2008 due to the growth in the number of our RTAs. Also contributing to the growth in travel agency commissions was the fact that we held more travel education events/tradeshows in the first quarter of 2008 compared to the first quarter of 2007, which in turn increased product awareness, making our RTAs more effective in selling travel. We anticipate that the number of educational events and tradeshows held will continue to increase as the number of RTAs continues to grow. As an increase in travel bookings occurs, a preferred travel bonus is paid in addition to commissions. A portion of the anticipated bonus has been recorded as travel commission revenue with an offsetting receivable.

•
Education programs and marketing materials revenue decreased $351,647 or 10.5% in the first quarter of 2008 to $3,009,505 from $3,361,152 in the comparable prior year quarter. This decrease was due to a decrease in sales of magazine and sales aids, due to a reduction in the number of participants in our magazine Autoship Program. Educational programs and marketing materials revenue decreased $351,647 pr 10.5% in the first quarter of 2008 to $3,009,505 from $3,361,152 in the comparable prior year quarter. This decrease is due to a decrease in sales of magazines and sales aides, due to a reduction in the number of participants in the magazine Autoship Program. Also contributing to the decrease in education program and marketing material revenue is the fact that the number of paid attendees at the company’s CRTA training events decreased as compared to the 1st quarter of 2007. Additionally, we revamped its association education, thus resulting in a reduction in the number of paid attendees at these events.

•
Other income increased by $115,773 or 36.8% in the first quarter of 2008 as compared to 2007 to $430,047 from $314,274 for the comparable period in 2007. This increase is primarily related to a new program implemented in 2008, “Two Fly Free.” We also saw a significant increase in revenues earned from flower sales through Flora 2000.

Operating Expenses

•
Marketing commissions expense increased by $8,931,748 or 55.4% in the first quarter of 2008 to $ 25,068,543 from $16,136,795 in the first quarter of 2007. This increase was due to the increase in the number of active travel websites being operated by our RTAs. The increase was also due to an increase in the number of Sales Directors in the Company, along with an increase in the amount being paid out to the entire Director’s Pool. The Director’s Pool consists of Reps who have achieved certain performance levels within the Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of paid attendees at educational events.

•
Travel expense commission expense for the first quarter of 2008 increased by $2,243,728 or 139.5% to $3,852,416 from $1,608,688 for the first quarter of 2007. The increase was attributable to the increase in the number of customers utilizing us as their travel provider in the first quarter of 2008 relative to the comparable quarter of 2007, due to the growth in the number of active travel websites.

•
Depreciation and amortization was $535,662 in the first quarter of 2008, compared to $214,032 in the corresponding quarter of 2007. This increase in depreciation and amortization was attributable to the addition of new depreciable assets, including assets related to our new headquarters building and to the growth of our infrastructure.

•
Marketing and selling expenses decreased by $45,042 or 3.1% to $1,392,615 for the first quarter of 2008,  from $1,437,657 for the first quarter of 2007. This decrease in cost was associated with a reduction in magazine related expenses.

•
General and administrative expense increased $8,324,888 or 118.8% to $15,330,144 for the first quarter of 2008 from $7,005,256 in the first quarter of 2007. As a percentage of total net revenues, these expenses were 35.9% in 2008 and 29.0% in the first quarters of 2008 and 2007, respectively. The increase in general and administrative expense in 2008 was attributable to the growth in the number of active RTAs, resulting in increased costs associated with the growth in our infrastructure to support the increased volume, as well as the costs associated with the ongoing implementation of new business strategies company-wide. The increases year over year relate primarily to the following increases:

•
Salaries and benefits increased by $2.3 million primarily as a result of additional staffing requirements at our headquarters office directly related to the increased sales of online travel stores and continuing renewals of RTAs.

•
Postage and shipping increased by $553,903 as a result of the continued strong sales and renewal base of RTAs and the related costs for shipping marketing materials to our RTAs. Additionally, our expansion into Canada during the first quarter of 2008 had a direct effect on shipping costs, causing an increase in expenditures for postage on checks and for shipping marketing materials.

•	Credit card fees and bank charges increased by $131,167 in direct proportion to the number of sales and renewals.
•	Legal and accounting fees increased $1.5 million as a result of work done relating to the Canadian expansion, and an increase in expenses related to general business, both domestic and international.
•	Sarbanes-Oxley compliance (first year implementation) fees.
•	Reserve of cabin inventory of $1.7 million.
•	Building overhead increased due to the increases in the number our employees, and the number of locations at which we have employees.
•	Printing expense increased $430,721 as a result of our revamping a number of our printed brochures and other sales aid materials.

Variability of Results

Our gross bookings of travel products and services have increased from the first quarter of 2007 to the first quarter of 2008 due to an increase in the number of hosted websites and an increase in products and services sold by travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from the first quarter of 2007 to the first quarter of 2008.

As a result of our operating history in online commerce, we are unable to accurately forecast our revenues. Our current and future expense levels are based predominantly on our operating plans. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on our business, operating results and financial condition. Further, we currently intend to substantially increase our operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service, operations, to develop our technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, our operating results will fluctuate and net losses in a given period may be greater than expected.

We expect to experience fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include, but are not limited to (i) our ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by us or our competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us, (vi) our ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on our online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry, including terrorist activities similar to the events of September 11, 2001 and the conflict in the Middle East.

In addition, we expect that we will experience seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. We anticipate that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the third quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based travel sales.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that quarter-to-quarter comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of our Class A Common Stock would likely be materially and adversely affected.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the first quarter of 2008 and 2007:

	Three months ended
	March 31, 2008	March 31, 2007

Net cash provided by (used in):
Operating activities	$5,273,597	$5,108,190
Investing activities	(4,140,659)	(1,259,278)
Financing activities	(1,587,685)	(1,854,668)

Net increase (decrease) in cash	$(454,747)	$1,994,244

Net cash provided by operating activities in the first quarter of 2008 was $5,273,597 as compared to cash provided by operating activities of $5,108,190 in the first quarter of 2007.

Net cash used in investing activities was $4,140,659 during the first quarter of 2008 compared to $1,259,278 used in the first quarter of 2007. This $2,881,381 increase in cash consumed was primarily related to an increase in purchases of property and equipment of $2,052,707 and a $620,037 reduction in the net proceeds from the sale of available-for-sale securities as well as $149,119 related to the acquisition of a travel agency in Ontario, Canada. The increase in property and equipment resulted primarily from the acquisition of an executive jet for $1.3 million as well as approximately $500,000 paid as a deposit on the acquisition of a building which housed our previous headquarters office, the closing of which is scheduled to occur before the end of the second quarter of 2008.

Net cash used in financing activities was $1,587,685 and $1,854,668, respectively, for the first quarter of 2008 and 2007. Net cash consumed by financing activities in the first quarter of 2008 resulting primarily from funds deposited in connection with the Company’s obtaining a Standby Letter of Credit of $1.9 million collateralizing the obligations of the Company’s Sales Director-level Reps’ under two cruises that they booked of which $357,167 was released during the quarter to the cruise line as a deposit due on such cruises. Also during the first quarter of 2008, a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as the Company’s new corporate headquarters was released but subsequently surrendered by the Company in partial repayment of the principal amount outstanding under such indebtedness. Cash consumed by financing activities in the first quarter of 2007 was primarily attributable to the repayment of the December 31, 2006 bank overdraft balance of $812,464 and the increase in restricted cash-collateral used as a reserve for credit card processing of $1,235,432 partially offset by $198,437 in proceeds from the exercise of common stock warrants issued by the Company.

As of March 31, 2008, we had $1,275,823 in cash and cash equivalents and $51,593 in available for sale securities. We believe that our cash and available for sale securities on hand at March 31, 2008, and our cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months.

As of March 31, 2008, the Company's investment portfolio included $1.0 million of auction rate securities (“ARSs”), which are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, and guaranteed by the United States Federal Department of Education. In addition, all ARSs held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase. Most of these ARSs were scheduled to reset subsequent to December 31, 2007. As of February 29, 2008, $1.0 million of the Company's auction rate securities, representing the entire portfolio of such securities, have failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the near term, the Company will not be able to access these funds associated with the failed auctions until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

Due to the current market conditions, the Company has evaluated the accounting treatment of its ARS investments. As a result, the Company classified the $1.0 million in auction rate securities as long-term investments as of March 31, 2008 and December 31, 2007. This amount represents the entire balance of the auction rate securities as of March 31, 2008, none of which have yet been sold by the Company subsequent to the end of the first quarter of 2008. The Company’s ARSs are all held at one investment bank. As previously stated, all of the ARS investments are AAA and/or Aaa rated. The investment bank has not reduced the par value of the company’s ARSs on the Company’s March 31, 2008 statement. While the failures in the auction process have affected the Company’s ability to access these funds in the near term, the Company does not believe that the values of the underlying securities or collateral have been affected.

The Company believes that its cash flows from operations provide it with the ability to withstand the loss in liquidity for these securities. The Company determined that no temporary or other-than-temporary impairment losses existed as of March 31, 2008, as the Company had no evidence that the securities were valued at an amount less than par value. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, the Company may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods.

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer the effectiveness of SFAS No. 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires expanded disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Application of Critical Accounting Policies

Our significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies that we utilize are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect our results of operations and financial position, as well as the related footnote disclosures.  We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on our operating results, financial position and footnote disclosures are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-QSB, including without limitation statements regarding our financial position, business strategy and the plans and objectives of our management for future operations are forward-looking statements. When used in this Quarterly Report on Form 10-QSB, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, and capacity and supply constraints. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We continue to develop disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as our procedures are designed to achieve.

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, and, as a result of such evaluation, has concluded that, except as noted below, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2008, we implemented a new consolidation and financial reporting software package, SAP, to enhance our worldwide consolidation function. This software implementation is part of an ongoing effort to improve the effectiveness of our financial reporting process. In connection with this implementation, we have modified the design, operation and documentation of our internal control processes impacted by the new software.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1
Form of Amended and Restated Certificate of Incorporation of the Company, effective as of July 31, 2007, incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, Appendix A, filed with the SEC on April 24, 2007.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to the Company's Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on September 28, 2007.

4.1
Stockholders’ Agreement dated December 8, 2004, by and among Great River Enterprises, LP#1, J. Scott Tomer, J. Kim Sorensen, Michael Y. Brent, Derek J. Brent and REZconnect Technologies Inc., incorporated by reference to the Company’s Current Report on Form 8-K, as amended, Exhibit 4.1, filed with the SEC on June 20, 2005.

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

10.1	Membership Interests Purchase Agreement, dated as of January 14, 2008, by and among the Company, Meridian/Silver, LLC, and WDS Holdings, LTD.

10.2
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and J. Lloyd Tomer, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.5, filed with the SEC on March 31, 2008.

10.3
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and J. Scott Tomer, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on January 30, 2008.

10.4
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and J. Kim Sorensen, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, filed with the SEC on January 30, 2008.

10.5
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and John D. Clagg, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.4, filed with the SEC on January 30, 2008.

10.6
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and Andrew Cauthen, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on January 10, 2008.

10.7	Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and Michael Y. Brent.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*These certifications are attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. Signed originals of these written statements required by Section 906 have been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YTB International, Inc

/s/ J. Scott Tomer
J. Scott Tomer
Chief Executive Officer and Director
Dated: May 15, 2008

/s/ John D. Clagg
John D. Clagg
Chief Financial Officer
Dated: May 15, 2008