Form 10-Q
period 2008-06-30
YTB International, Inc.
filed 2008-08-14
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

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

As of August 1, 2008, there were 66,916,631 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 36,294,222 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding. *

* Excludes 4,911,299 restricted shares of Class A Common Stock and 9,822,598 restricted shares of Class B Common Stock that have been granted and are being held in escrow but have not yet vested and are therefore not treated as outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-QSB
Three and six months ended June 30, 2008

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets, June 30, 2008 (Unaudited) and December 31, 2007	2
	Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended June 30, 2008 and 2007	3
	Condensed Consolidated Statements of Operations (Unaudited)
	Six months ended June 30, 2008 and 2007	4
	Condensed Consolidated Statement of Change in Stockholders’ Equity (Unaudited)
	Six months ended June 30, 2008	5
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30, 2008 and 2007	6-7
	Notes To Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (not required).	44
Item 4T.	Controls and Procedures.	44

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	45
Item 1A.	Risk Factors (not required).	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	45
Item 3.	Defaults Upon Senior Securities.	45
Item 4.	Submission of Matters to a Vote of Security Holders.	45
Item 5.	Other Information.	46
Item 6.	Exhibits.	47
Signatures		48

PART I - FINANCIAL INFORMATION

On July 31, 2007 (the “Reclassification Date”),YTB International, Inc. (the “Company”) filed an Amended and Restated Certificate of Incorporation which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and increased the Company’s total authorized capital. Stockholders of record on the Reclassification Date received two shares of Class B Common Stock and one share of Class A Common Stock in exchange for each share of existing common stock held as of the Reclassification Date. All shares and per share amounts in this Quarterly Report on Form 10-Q reflect this reclassification.

Item 1. Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$632,205	$1,730,570
Restricted cash	1,965,200	2,268,344
Available-for-sale securities	-	26,834
Accounts receivable (less allowance for doubtful accounts of
$7,196 in 2008 and $5,699 in 2007)	3,131,042	2,662,101
Notes receivable (less allowance for uncollectible notes of
$236,339 in 2008 and $200,907 in 2007)	1,277,483	2,041,751
Inventory, net	3,821,551	4,903,244
Prepaid marketing commissions and advances (less allowance for
uncollectible advances of $60,000 in 2008 and $73,125 in 2007)	20,143,758	25,080,737
Other prepaid expenses and current assets	2,780,151	2,056,535

Total current assets	33,751,390	40,770,116

Long-term investments, net	950,000	1,000,000
Property and equipment, net	20,727,692	15,432,502
Intangible assets, net	2,358,437	2,395,151
Goodwill	3,128,441	2,979,322
Other assets, net	100,443	316,895

TOTAL ASSETS	$61,016,403	$62,893,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,519,127	$9,698,038
Current maturities of long-term debt	22,462	22,018
Income taxes payable	57,129	126,155
Deferred revenue	28,455,381	31,143,451
Accrued bonuses	781,987	928,303
Short-term debt	1,995,990	2,500,000

Total current liabilities	42,832,076	44,417,965

Other long-term liabilities:
Long-term debt, less current maturities	208,298	219,641
Deferred tax liability	755,000	755,000
Other income tax liabilities	159,156	181,821
Other liabilities	11,125	11,125

Total other long-term liabilities	1,133,579	1,167,587

TOTAL LIABILITIES	43,965,655	45,585,552

Commitments and Contingencies (Note 15)

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued
and outstanding at June 30, 2008 and December 31, 2007.	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 65,860,543 and 51,144,275 shares issued and outstanding at June 30, 2008 and
December 31, 2007, respectively.	65,861	51,144
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 37,345,310 and 46,453,644 shares issued and outstanding at June 30, 2008 and
December 31, 2007, respectively; convertible into Class A shares on a one-for-one basis	37,345	46,453
Additional paid-in capital	39,923,199	36,419,266
Accumulated other comprehensive loss	(50,000)	-
Retained earnings (deficit)	(22,925,657)	(19,208,429)

TOTAL STOCKHOLDERS' EQUITY	17,050,748	17,308,434

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,016,403	$62,893,986

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	June 30, 2008	June 30, 2007
NET REVENUES
Online travel store sales and monthly fees	$33,354,064	$23,309,601
Travel commissions and services	8,819,817	5,856,731
Training programs and marketing materials	2,266,903	3,352,211
Other	333,526	287,603

Net revenues	44,774,310	32,806,146

OPERATING EXPENSES
Marketing commissions	24,476,234	18,946,646
Travel commissions and other costs	7,204,179	3,876,327
Depreciation and amortization	676,167	263,943
Marketing and selling	1,531,259	1,458,286
General and administrative	11,101,197	6,718,843

Total operating expenses	44,989,036	31,264,045

INCOME (LOSS) FROM OPERATIONS	(214,726)	1,542,101

OTHER INCOME (EXPENSE)
Interest and dividend income	82,891	131,018
Interest expense	(37,074)	(1,315)
Foreign currency translation loss	(17,148)	-

Total other income (expense)	28,669	129,703

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(186,057)	1,671,804

INCOME TAX PROVISION	13,520	-

NET INCOME (LOSS)	$(199,577)	$1,671,804

NET INCOME (LOSS) PER SHARE:

Weighted-average shares outstanding - basic for Class A and Class B	103,183,276	96,529,578
Weighted-average shares outstanding - diluted for Class A and Class B	103,183,276	105,887,781

Net income (loss) per share - basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.00)	$0.02
Net income (loss) per share - diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.00)	$0.02

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007
NET REVENUES
Online travel store sales and monthly fees	$67,313,452	$41,274,962
Travel commissions and services	14,148,444	8,394,425
Training programs and marketing materials	5,276,408	6,713,363
Other	763,573	601,877

Net revenues	87,501,877	56,984,627

OPERATING EXPENSES
Marketing commissions	49,544,777	35,701,848
Travel commissions and other costs	11,056,595	5,485,015
Depreciation and amortization	1,211,829	477,975
Marketing and selling	2,923,874	2,895,943
General and administrative	26,443,008	13,105,692

Total operating expenses	91,180,083	57,666,473

LOSS FROM OPERATIONS	(3,678,206)	(681,846)

OTHER INCOME (EXPENSE)
Interest and dividend income	152,198	180,554
Interest expense	(54,097)	(3,926)
Foreign currency translation loss	(17,603)	-

Total other income (expense)	80,498	176,628

LOSS BEFORE INCOME TAX PROVISION	(3,597,708)	(505,218)

INCOME TAX PROVISION	119,520	-

NET LOSS	$(3,717,228)	$(505,218)

NET LOSS PER SHARE:

Weighted-average shares outstanding - basic for Class A and Class B	103,020,872	95,801,451
Weighted-average shares outstanding - diluted for Class A and Class B	103,020,872	95,801,451

Net loss per share - basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.04)	$(0.01)
Net loss per share - diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.04)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

								Accumulated
	Preferred		Common Stock				Additional	Other	Retained	Total
	Stock		Class A		Class B		Paid-in	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Equity

Balance at January 1, 2008	-	$-	51,144,275	$51,144	46,453,644	$46,453	$36,419,266	$-	$(19,208,429)	$17,308,434

Exchange Class B Shares
for Class A shares	-	-	12,481,828	12,482	(12,481,828)	(12,482)	-	-	-	-

Common shares issued for
restricted stock grant	-	-	1,625,809	1,626	3,251,618	3,252	(4,878)	-	-	-

Amortization of restricted stock	-	-	-	-	-	-	2,578,547	-	-	2,578,547

Shares issued for services	-	-	500,000	500	-	-	509,500	-	-	510,000

Common shares issued for
option exercises	-	-	47,694	48	-	-	(48)	-	-	-

Exercise of common stock warrants	-	-	60,937	61	121,876	122	106,458	-	-	106,641

Stock option compensation	-	-	-	-	-	-	314,354	-	-	314,354

Net loss	-	-	-	-	-	-	-	-	(3,717,228)	(3,717,228)
Unrealized loss on securities	-	-	-	-	-	-	-	(50,000)	-	(50,000)

Total comprehensive loss	-	-	-	-	-	-	-			(3,767,228)

Balance at June 30, 2008	-	$-	65,860,543	$65,861	37,345,310	$37,345	$39,923,199	$(50,000)	$(22,925,657)	$17,050,748

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,717,228)	$(505,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,211,829	477,975
Write-off of uncollectible notes	100,000	-
Loss on disposal of property and equipment	11,667	127,939
Reserve against inventory	523,618	-
Provision for uncollectible notes and advances	39,098	-
Reserve against deposit on acquisition of business	356,332
Interest income added to notes receivable	(67,223)	-
Shares issued for restricted stock grant	-	2,799,994
Shares issued for services	510,000	-
Amortization of restricted stock	2,578,547	2,444,821
Stock option expense	80,846	23,603
FIN 48 tax provision	(22,665)	-
Change in operating assets and liabilities:
Restricted cash-collateral used as reserves for
credit card processing	(122,835)	(3,256,190)
Restricted cash-Canadian operations	(74,021)	-
Accounts receivable, net	(468,941)	(2,031,207)
Notes receivable	679,268	(733,734)
Inventory	558,075	(80,462)
Prepaid marketing commissions	4,945,104	(9,911,292)
Other prepaid expenses and current assets	(703,616)	(1,003,540)
Other assets	(94,880)	8,127
Accounts payable and accrued expenses	1,041,564	2,230,674
Income tax payable	(69,026)
Accrued bonuses	87,192	(397,718)
Deferred revenue	(2,688,070)	13,722,908
Other liabilities	-	(14,269)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,694,635	3,902,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,772,447)	(3,078,999)
Proceeds from sale of property and equipment	10,000	-
Acquisition of business	(149,119)	-
Proceeds from sale of available-for-sale securities	26,834	-
Purchases of available-for-sale securities	-	(11,297)
NET CASH USED IN INVESTING ACTIVITIES	(5,884,732)	(3,090,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank overdraft	-	(812,464)
Principal payments on debt	(10,899)	(10,472)
Repayment of short-term debt	(504,010)	-
Cash collateral for standby letter of credit	(1,910,000)	-
Reduction in cash collateral for standby letter of credit	1,910,000	-
Reduction in restricted cash-collateral for outstanding note	500,000	-
Proceeds from exercise of common stock options	-	400,000
Proceeds from exercise of common stock warrants	106,641	642,875
NET CASH PROVIDED BY FINANCING ACTIVITIES	91,732	219,939

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,098,365)	1,032,054
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,730,570	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$632,205	$1,032,054

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$55,227	$101,780
Taxes paid	$148,711	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable and property and equipment	$779,525	$69,628
Shares issued under a restricted stock grant in settlement of
bonus liability	$-	$6,849,999
Shares issued in cashless warrant exercise	$-	$602
Increase in goodwill related to increase in deferred tax liability	$-	$755,000
FIN 48 cumulative effect adjustment	$-	$105,091
Stock option compensation	$233,508	$-
Transfer of Class B common stock shares to Class A common stock shares	$12,482	$-
Shares issued for restricted stock grant	$4,878	$-
Notes receivable issued for sale of auto	$60,000	$-
Reclass of notes receivable to other current assets	$20,000	$-
Reclass of notes receivable to other assets	$45,000	$-
Unrealized loss on securities	$50,000	$-

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

Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions. The YTB Marketing subsidiary markets online travel websites on behalf of YTB Travel by use of independent marketing representatives (“Reps”). The YTB Travel subsidiary is a travel agency which books online travel transactions, collects payments, and pays travel sales commissions. The REZconnect subsidiary operates as a travel vendor relationship management company and offers franchises to brick and mortar travel agencies. All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by REZconnect are made through its independent agencies and franchisees, or through its interactive websites.

In early 2008, YTB expanded its services into Canada, the Bahamas, and Bermuda. YTB Bahamas commenced operations in January 2008, and YTB Canada and YTB Bermuda commenced operations in early February 2008. As a result of this international expansion, Referring Travel Agents (or Referring Travel Affiliates in Canada, “RTAs”) living in these countries can now sell travel through websites that they acquire from the Company, and, similarly, Reps who are located there can market online travel websites to others in the U.S., Puerto Rico, the Bahamas, Bermuda and Canada.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 2 - BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of June 30, 2008, the related Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.

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

Commissions related to monthly web hosting fees charged by the Company are capitalized and deferred. Monthly web hosting fees are collected throughout a calendar month, based on the anniversary date of each RTA. This fee is collected prior to the service being performed (the website remaining active). The proportion of the revenue that is applicable to the next calendar month is deferred, along with the corresponding commission expense due.

Revenues generated from the direct sales of travel are recorded as deferred revenue until recognized in the period the travel departure takes place.

Certain reclassifications have been made to the 2007 and the first quarter of 2008 financial statements to conform to the current year presentation as of the second quarter of 2008.

All share references and share-based calculations are presented to give retroactive effect to the 3:1 stock split and reclassification that was effective July 31, 2007. See Note 15, “Common Stock Reclassification”, of the Notes to Consolidated Financials Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Newly Adopted Accounting Standards

Effective January 1, 2008, the Company partially adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis as allowed by FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and the measurement date;
•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

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
•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active market, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial statement.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets carried at fair value on a recurring basis are investments in auction rate securities as described in Note 6, Long-term Investments. The securities have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve.

Certain financial instruments are carried at cost on our consolidated balance sheet, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, notes receivable, prepaid expenses, accounts payable and accrued expenses. The Company’s financial assets and liabilities including long-term investments are reflected at fair value in accordance with SFAS 157.

When determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components. The estimated fair value at June 30, 2008 is based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribution for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measuring attribute. SFAS 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS 159 and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3 - NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock. Shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time, on a one-for-one basis. Shares of Class B Common Stock automatically convert into shares of Class A Common Stock upon sale or other disposition (except for transfers among related entities, transfers to trusts for the benefit of the transferring holder of the Class B Common Stock, bona fide pledges under financing arrangements and similar transfers). The Company has computed the earnings per share in compliance with SFAS No. 128 , “Earnings per Share”, which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share. Under the Company’s Amended and Restated Certificate of Incorporation, each share of Class A Common Stock and each share of Class B Common Stock are equal with respect to the right to receive dividends declared by the Company’s Board of Directors in its discretion from time to time from funds legally available therefor, whether in cash, stock or property. Because both classes share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$(199,577)	$1,671,804	$(3,717,228)	$(505,218)

Denominator:
Weighted average common shares and
denominator for basic calculation:	103,183,276	96,529,578	103,020,872	95,801,451

Weighted average effects of dilutive
equity based compensation awards:
Stock options	-	270,807	-	-
Stock warrants	-	4,626,219	-	-
Restricted stock awards	-	4,461,177	-	-

Denominator for diluted calculation	103,183,276	105,887,781	103,020,872	95,801,451

Net income (loss) per share - basic for Class A and Class B	$(0.00)	$0.02	$(0.04)	$(0.01)

Net income (loss) per share - diluted for Class A and Class B	$(0.00)	$0.02	$(0.04)	$(0.01)

An aggregate of 9,549,488 and 7,763,772 shares (of both Class A Common Stock and Class B Common Stock) for the three and six months ended June 30, 2008, respectively, and 11,679,624 shares (of both Class A Common Stock and Class B Common Stock) for the six months ended June 30, 2007 were excluded from the computation of diluted earnings per share as the inclusion of such shares would have had an anti-dilutive effect.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 4 - RESTRICTED CASH

Restricted cash as of June 30, 2008 and December 31, 2007 was $1,965,200 and $2,268,344 respectively. Restricted cash as of December 31, 2007 included a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as the Company’s new corporate headquarters and $1,768,233 in reserves with the Company’s domestic credit card processor, the former of which was released but subsequently surrendered by the Company on January 8, 2008 in partial repayment of the principal amount outstanding under such indebtedness. The decrease in restricted cash of $303,144 as of June 30, 2008 compared with December 31, 2007 was primarily due to the release of the $500,000 certificate of deposit as noted above and a $144,975 reduction in reserves with the Company’s domestic credit card processor partially offset by approximately $267,810 deposited in reserve with an additional credit card processor in connection with the Company’s launch of its Canadian operations on February 8, 2008. As of March 31, 2008, the Company’s restricted cash balance included $1,751,874 in funds deposited in connection with the Company’s obtaining a Standby Letter of Credit of $1.9 million on January 7, 2008, collateralizing the obligations of the Company’s Sales Director-level Reps’ obligations under two cruises that they booked offset by the release of $357,167 related to the amount of sold cabin inventory. As of June 30, 2008, these funds were no longer restricted as both cruises set sail during the 2nd quarter of 2008 and the funds were released to satisfy the Company’s obligations under the contract with the cruise line.

NOTE 5- INVENTORY

Inventory, net of reserves, consists of the following materials available for sale to Reps:

	June 30, 2008	December 31, 2007
"Success From Home" and "Success" magazines	$1,936,941	$2,772,016
"Fun & Travel" magazines	749,148	1,173,130
Audio / Video Marketing	534,048	576,292
Printed marketing materials	601,414	381,806

Inventory, net	$3,821,551	$4,903,244

During the second quarter of 2008, the Company recorded a $523,618 reserve against slow-moving magazine inventory.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 6 - LONG-TERM INVESTMENTS

	As of June 30, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term investments:
Auction rate securities	$1,000,000	$-	$(50,000)	$950,000

Total long-term investments	$1,000,000	$-	$(50,000)	$950,000

	As of December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term investments:
Auction rate securities	$1,000,000	$-	$-	$1,000,000

Total long-term investments	$1,000,000	$-	$-	$1,000,000

As of June 30, 2008, the Company's investment portfolio included $1.0 million in par value of auction rate securities (“ARSs”), which are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, and guaranteed by the United States Federal Department of Education. In addition, all ARSs held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase. Most of these ARSs were scheduled to reset subsequent to December 31, 2007. As of February 29, 2008, $1.0 million of the Company's ARSs, representing the entire portfolio of such securities, failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the near term, the Company will not be able to access these funds associated with the failed auctions until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

Due to the current market conditions, the Company has evaluated the accounting treatment of its ARS investments. In its evaluation, the Company has reviewed SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to SFAS No. 157, “Fair Value Measurements”, and related guidance issued by the FASB and the Securities and Exchange Commission (“SEC”). Observable market prices were not available for the valuation of these investments. The Company’s estimate of the valuation of the current holdings of ARSs is based upon our evaluation of the structure of the ARSs and the current market environment. The Company’s ARSs are all held at one investment bank. As previously stated, all of the ARS investments are AAA and/or Aaa rated. In addition, the investment bank has not reduced the par value of the Company’s ARSs on the Company’s June 30, 2008 statement. During the second quarter ended June 30, 2008, the Company recorded a temporary impairment charge of $50,000 in accumulated other comprehensive income, a component of shareholders’ equity. In evaluating whether the impairment of the investments are temporary or other than temporary, the Company reviewed factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

While recent auction failures limit the Company’s ability to liquidate these investments, the Company does not believe that the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company believes that it has the ability to hold these securities for a period longer than 12 months. However, at the reporting date, since it is not certain when liquidity will return to the markets, or if any other secondary markets will become available, the Company has continued to classify its ARSs as long-term investments as of June 30, 2008.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The Company will continue to evaluate the impact of these failed auctions on the fair value of its securities. If the issuer of the ARSs is unable to successfully close future auctions or does not redeem the ARSs, or the United States government fails to support its guaranty of the obligations, the Company may be required to further adjust the carrying value of the ARS and record additional other-than-temporary impairment charges in future periods, which could materially affect its results of operations and financials condition. Further, if the fair value of these securities is determined to be other than temporarily impaired, the Company may be required to record a loss which could materially affect its results of operations and financial condition.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2008	December 31, 2007
Equipment	$3,282,225	$2,736,467
Furniture and fixtures	897,016	847,233
Aircraft	1,300,000	-
Software	4,502,193	2,016,844
Vehicles	64,295	164,294
Building and improvements	5,478,370	5,408,154
Land	4,721,218	4,721,218
Construction in progress	4,288,724	2,209,710
Leasehold improvements	142,295	120,445
	24,676,336	18,224,365
Less: Accumulated depreciation	(3,948,644)	(2,791,863)

Property and equipment, net	$20,727,692	$15,432,502

Depreciation and amortization expense on property and equipment was $657,810 and $245,583 for the three months ended June 30, 2008 and 2007, respectively, and $1,175,115 and $441,255 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 and December 31, 2007, capitalized software development costs, net of accumulated amortization, totaled $396,251 and $370,237, respectively. For the three months ended June 30, 2008 and 2007, the Company recorded amortization of capitalized software development costs of $40,074 and $14,481, respectively, and $77,280 and $28,961 for the six months ended June 30, 2008 and 2007, respectively, which is included in total depreciation and amortization expense above.

On February 29, 2008, the Company acquired a business jet for the purchase price of $1.3 million. The Company expects to utilize the jet for the transport of members of its management team for business-related purposes. The Company has determined the useful life of the jet to be seven years. Depreciation for the three and six months ended June 30, 2008 was $46,429 and $61,905, respectively, which is included in total depreciation and amortization expense above. See Note 11, Related Party Transactions.

On February 1, 2008, SAP, the Company’s new enterprise resource planning software application, was implemented. The cost of approximately $1.5 million, $987,316 of which was included in assets under construction as of December 31, 2007, was recorded as an addition to software during the first quarter of 2008. Depreciation for the three and six months ended June 30, 2008 was $145,402 and $223,389, respectively, which is included in total depreciation and amortization expense above.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 8 - BUSINESS COMBINATIONS

Proposed Business Acquisition

On November 28, 2007, the Company signed a letter of intent and made a deposit of $311,332 in connection with a proposed acquisition of a business. The Company had also previously advanced the potential target company $45,000. As of March 31, 2008, it was likely that the acquisition would not take place and accordingly the advance payments on deposit totaling $356,332 have been fully reserved. As of June 30, 2008, there have been no additional developments surrounding the proposed acquisition and the total deposits of $356,332 associated with the proposed acquisition remain fully reserved.

Acquisition of Travel Agency for Canadian Operations

On February 8, 2008, the Company completed the acquisition of the assets of Sunrise Travel Service (“Sunrise”), a travel agency located in Ontario, Canada, for $149,119. As there were no material identifiable assets in Sunrise, the purchase price was recorded to goodwill in the first quarter of 2008. The acquisition is expected to provide YTB with a competitive advantage in three very lucrative markets as part of its new Canadian operations: leisure, honeymoon, and corporate travel, all of which are areas of expertise for Sunrise. Additionally, Sunrise has developed a niche market for travel to Europe and the Middle East, which will increasingly broaden the Company’s international travel offerings and create even more opportunities for the RTAs who have already joined YTB in Canada. Revenues generated by Sunrise totaled $14,743 and $42,730 for the three and six months ended June 30, 2008.

NOTE 9 - STOCK-BASED COMPENSATION

As of June 30, 2008, the Company had a stock-based employee compensation plan and a stock-based Sales Director bonus plan. The stock-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”)) and the stock-based Sales Director bonus plan (the 2007 Sales Director Bonus Plan) are more fully described in Note 16, “Stock-Based Compensation”, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

2004 Stock Option and Restricted Stock Plan.

Stock Options

On April 24, 2006, the Company’s Board of Directors granted 750,000 options to certain employees, members of the Board of Directors and two outside consultants, 75,000 of which were forfeited September 30, 2006. These stock options vest in equal increments on the anniversary date over the five years following the grant date and expire six years from the grant date. After the stock option awards were granted, the Board of Directors modified the stock option awards to add a 6th year to the term thereof and such options were re-valued. The modification did not materially impact the value of the awards. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had insufficient historical data available, expected volatility is based on the Company’s peer group historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Additional Awards Under the 2004 Stock Option and Restricted Stock Plan

Additional Stock Option Awards

On January 1, 2008, the Company granted an incentive stock option to purchase 300,000 shares of the Company’s Class A Common Stock to each of two officers of the Company pursuant to employment agreements entered into with such officers effective as of such date. These stock options vest in five equal installments of 60,000 shares on the effective date of the employment agreements (January 1, 2008) and the first four anniversaries thereof and expire 10 years from the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008: risk-free interest rate of 3.58%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 58.91%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had insufficient historical data available over the 6-year expected life term, expected volatility is based on the Company’s peer group historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

On June 16, 2008, the Company’s Board of Directors granted incentive and non-qualified stock options to purchase 279,640 and 120,360 shares, respectively, of the Company’s Class A Common Stock to two employees of the Company. These stock options vest in three equal installments, the first of which vests on the grant date and the remaining on the next two anniversaries thereof and expire 3 years from the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008: risk-free interest rate of 3.02%; expected life of 2.0 years; dividend yield of 0% and expected volatility of 127.92%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

The Company recognized $47,842 and $10,409 in compensation expense for stock options issued under the 2004 Plan for the three months ended June 30, 2008 and 2007, respectively and $80,846 and $23,603 for the six months ended June 30, 2008 and 2007, respectively. Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of June 30, 2008 and 2007 was $785,148 and $75,277 respectively.

Restricted Stock Awards

Effective as of April 25, 2008, pursuant to its authority under its charter, the Compensation Committee of the Company’s Board of Directors approved a new policy that governs the compensation of the non-employee members of the Company’s Board of Directors. Under the new policy, each non-employee director will receive (i) a one-time restricted stock award valued at $40,000 (“At Election Award”) upon election to the Company’s Board of Directors and (ii) annual compensation, consisting of $30,000 cash and a restricted stock award valued at $30,000 (“Annual Award”). In the case of the Company’s then current non-employee directors, which does not include the two newest members of the Company’s Board, in addition to the At Election Award, (since the Company did not provide compensation for their agreement to serve), they also received a one-time catch-up restricted stock award (“Catch-up Award”) valued at between $81,000 and $163,000, depending upon length of service. This catch-up grant compensated those then existing non-employee directors for their service on the Company’s Board of Directors for the entire period of time during which the Company lacked a market-level outside director compensation policy.

The restricted stock award component of the Company’s ongoing non-employee director compensation will be granted on an annual basis during the May 17th - May 30th window following the filing of the Company’s quarterly report on Form 10-Q for its first fiscal quarter and will consist of shares of the Company’s Class A Common Stock having a grant-date fair market value of $30,000 (based on the market price of the Company’s Class A Common Stock as of such date), vesting entirely on the first anniversary of the grant date. The At Election Award grants for non-employee directors upon election to the Board of Directors and the Catch-up Award grants to then existing non-employee directors consisted of shares of Class A Common Stock valued at fair market value as of the grant date. While the At Election Award grants will vest over a period of four years, the Catch-up Award grants to the Company’s then existing non-employee directors will vest over 18 months.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On May 23, 2008 (the “Grant Date”), the Company’s Board of Directors granted restricted stock awards in three separate grants, the At Election Award, the Annual Award and the Catch-up Award, totaling 812,206 shares of the Company’s Class A Common Stock to its non-employee directors pursuant to the new policy referred to above. The At Election Award consisted of 195,128 shares which vest over a period of four years beginning on the first Grant Date anniversary; the Annual Award consisted of 109,758 shares which vest entirely on the first anniversary of the Grant Date; and the Catch-up Award consisted of 507,320 shares, half of which vest in six months and the remainder vest one year later. The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the Grant Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.

The Company calculated the number of shares issued under the restricted stock grants by using the total amount of compensation to be received under the new policy divided by the fair market value of the Company’s Class A Common Stock on the Grant Date. The Company will recognize amortization of the fair value of the awards over the vesting period of each award. The effect of estimated forfeitures was insignificant in the calculation of the amortization.

The Company also recorded $135,779 for the three and six months ended June 30, 2008 as compensation expense related to the amortization of the restricted stock awards issued under the 2004 Plan. As of June 30, 2008, there was approximately $1.2 million of unrecognized compensation expense related to the 812,206 shares of restricted stock, which the Company expects to recognize over the next 3.90 years.

2007 Sales Director Bonus Plan

Initial Grant of Stock Options

On July 16, 2007, three of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options pursuant to the 2007 Sales Director Bonus Plan. Each of the three qualifying Sales Directors received 70,422 options to purchase shares of Class A Common Stock based upon the defined level of achievement measured as of June 30, 2007. These options have an exercise price of $0.71, which is equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date as defined under the 2007 Sales Director Bonus Plan (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification). While all of the options that were granted vested immediately on the date of grant, the options are only exercisable in accordance with the following schedule: 1/3 were exercisable at any time during the remainder of calendar year 2007, 1/3 are exercisable on December 15, 2008 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2009 (and only on such date). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants in 2007: risk-free interest rate of 4.96%; expected life (in years) of 0.2-2.4; dividend yield of 0% and expected volatility of 98.0%-98.3% (weighted average expected volatility of 98.16%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far. The fair value of the three awards as of the date of the grant measured on June 30, 2007, based upon the Black-Scholes option pricing model, was $187,415 and was recorded as accrued bonuses on the balance sheet as of June 30, 2007 with a corresponding expense recorded as marketing commissions. During the three and six months ended June 30, 2008, the Company recorded a reduction in accrued bonuses of $18,873 and $37,747, respectively, and a related charges to additional paid in capital associated with the fair value amount related to the exercisable portion of the grant. As of June 30, 2008, $61,344 of accrued bonuses relate to the options that are exercisable in the future.

Additional Grant of Stock Options Under the 2007 Sales Director Bonus Plan

On January 15, 2008, five of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan. Three of the qualifying Sales Directors each received 95,238 stock options and two of the qualifying Sales Directors each received 190,476 stock options, in each case based upon the defined levels of achievement measured as of December 31, 2007. All of the options granted have an exercise price of $0.525, which was equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date). The fair value of each option is estimated on the date of grant using the Black -Scholes option pricing model with the following weighted-average assumptions used for these grants in the first quarter of 2008: risk-free interest rate of 2.73%; expected life (in years) of 0.5-2.9; dividend yield of 0% and expected volatility of 89.7%-99.1% (weighted average expected volatility of 94.3%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far. The fair value of the five awards as of the date of the grant, based upon the Black-Scholes option pricing model, was $448,979 and was recorded as accrued bonuses on the accompanying balance sheet as of December 31, 2007 with a corresponding expense recorded as marketing commissions. During the three and six months ended June 30, 2008, the Company recorded a reduction in accrued bonuses of $34,436 and $195,761 and related charges to additional paid in capital associated with the fair value amount related to the exercisable portion of the grant. As of June 30, 2008, $253,218 of accrued bonuses relate to the options that are exercisable in the future.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The following table provides additional information with respect to the aggregate stock option plan activity under the Company’s 2004 Plan and 2007 Sales Director Bonus Plan, taken as a whole:

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value

Options outstanding, beginning of period	785,841	$0.46	$0.34
For the period from January 1 to June 30, 2008:
Granted	1,666,666	1.00	0.75
Forfeited	-	-	-
Expired	-	-	-
Exercised	63,492	0.53	0.57

Options outstanding, end of period	2,389,015	$0.84	$0.62

Options exercisable, end of period	652,066	$0.82	$0.53

A summary of stock options outstanding and exercisable as of June 30, 2008 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price
$0.40 - $1.00	1,389,015	2.56	$0.49	398,730	$0.45
$1.01 - $1.67	1,000,000	6.89	1.32	253,336	1.40
	2,389,015	4.37	$0.84	652,066	$0.82

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

One-Time Restricted Stock Award

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

The Company received no cash consideration for the Award Shares, as the shares were issued in consideration of the outstanding contributions and services rendered by the Grantees in their roles as Sales Directors on behalf of the Company and/or its wholly owned operating subsidiaries. The grant of the Award Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act ”), pursuant to Section 4(2) thereof, as each of the Grantees has provided representations in the Restricted Stock Award Agreement between himself or herself and the Company as to his or her status as an “accredited investor” (as defined in Regulation D promulgated under the Securities Act). Although not obligated to do so under the Restricted Stock Award Agreements, on May 17, 2007, the Company filed a registration statement on Form S-8 to cover the public resale of the Award Shares.

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

Furthermore, the Company has accounted for the grant of the Award Shares to the four members of management as marketing commission expense in the first quarter of 2007 of $2,799,994, the period in which the grant was approved by the Board of Directors. The Company also recorded $1,221,384 and $2,442,768 for the three and six months ended June 30, 2008 and $1,222,411 and $2,444,821, respectively, for the three and six months ended June 30, 2007, as marketing commission expense related to the amortization of the unvested portion of the Award Shares, which includes a nominal forfeiture rate of 4% due to the performance related criteria that must be met to determine vesting at each anniversary date.

As of June 30, 2008, there was approximately $12.7 million of unrecognized compensation expense related to the 14,708,493 shares of non-vested restricted stock, which the Company expects to recognize over the next 2.50 years.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the One-Time Restricted Stock Award during the six months ended June 30, 2008:

		Weighted-
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2008	19,611,324	$1.03
Granted	812,206	1.64
Vested	4,902,831	1.03
Forfeited	-	-
Non-vested at June 30, 2008	15,520,699	$1.06

NOTE 10 - STOCKHOLDERS’ EQUITY

During the first quarter of 2008, equity compensation in the amount of $510,000 was recorded as a result of 500,000 shares issued as compensation for services to non-employees with an offsetting adjustment to Class A Common Stock in the amount of $500 and additional paid in capital in the amount of $509,500.

Also during the first quarter of 2008, the Company received $90,235 in proceeds from the exercise of 154,688 common stock warrants associated with its February 2005 Private Placement Offering. The Company recorded a corresponding amount of $90,080 to additional paid in capital, $52 to Class A Common Stock and $103 to Class B Common Stock. During the second quarter of 2008, the Company received $16,406 in proceeds from the exercise of 28,128 common stock warrants associated with its February 2005 Private Placement Offering. The Company recorded a corresponding amount of $16,378 to additional paid in capital, $9 to Class A Common Stock and $19 to Class B Common Stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $0.58, exercisable for five years from date of issuance. As of June 30, 2008, 46.43 of the 64 warrant units (each unit consisting of 56,250 common stock purchase warrants) remain unexercised.

Also during the second quarter of 2008, the Company recorded $48 to Class A Common Stock and a corresponding amount of $48 as a reduction in additional paid in capital related to the issuance of 47,694 net shares of Class A Common Stock in connection with the cashless exercise of 63,492 stock options previously awarded under the Company’s 2007 Sales Director Bonus Plan.

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for printing of its sales materials and various other marketing initiatives. During the three and six months ended June 30, 2008 and 2007, the Company expended $701,788 and $1,737,791, respectively, and $529,186 and $1,013,533, respectively, in payments to this printing company. In addition, at June 30, 2008 and December 31, 2007, respectively, the Company has a pre-paid asset of $491,821 and $157,289, reflected on the balance sheet for payments related to work not yet completed by this company.

In July 2006, the Company borrowed $2.5 million from Meridian Bank in connection with its acquisition of the land and building which houses its corporate headquarters in Wood River, Illinois. The chairman and principal shareholder of, and another director and principal shareholder of, Meridian Bank, Timothy Kaiser, M.D. and Clay Winfield, respectively, are also directors of the Company. This transaction was approved by the independent members of the Company’s Board of Directors. On January 8, 2008, the Company’s $500,000 certificate of deposit representing restricted cash collateral for the Company’s outstanding indebtedness related to its corporate headquarters property surrendered in partial repayment of the principal amount outstanding under such indebtedness. The remaining principal balance as of June 30, 2008 was $1,995,990. See Note 16 - “Subsequent Events” below.

During the three and six months ended June 30, 2008, the Company made aggregate payments of approximately $1,498,400 and $1,895,200, respectively, pursuant to the terms of the development contract for its new corporate headquarters in Wood River, Illinois. No payments were made during the first half of 2007. The contract for the development of the real property on which such headquarters are located, which was approved by the independent members of the Company’s Board of Directors, was awarded to Winfield Development, which is controlled by Clay Winfield, a member of the Company’s Board of Directors.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The Company leases approximately 5,000 square feet of office space (which served as part of the Company’s previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”) under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land Company, Inc. (“Meridian Land”), as lessor, and the Company, as lessee, which is to expire on October 31, 2010. In January 2008, the Company exercised its purchase option under the Building Two Lease to acquire the Building Two Property for $2,350,000 in cash and entered into a purchase contract with Meridian Land pursuant thereto. The Company paid $500,000 of the $2,350,000 purchase price as a deposit as of the execution of the purchase contract, and the remaining $1,850,000 is due at the closing of the acquisition of the Building Two Property, which is scheduled to occur prior to the end of 2008.

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

During the first half of 2007, the Company’s rental expense under the Building One Lease and the Building Two Lease, in the aggregate, was $15,000 per month ($45,000 and $90,000, respectively, for the three and six months ended June 30, 2007). While the Company no longer paid any rent with respect to the Building One Property during the first quarter of 2008 (due to the termination of the Building One Lease upon the Company’s acquisition of the Building One Property in August 2007), the Company’s rental expense under the Building Two Lease was $8,400 per month ($25,200 and $50,400, respectively, for the three and six months ended June 30, 2008) during the first half of 2008.

The Company had utilized a Learjet 35A business jet (the “Executive Jet”) owned by Meridian/Silver, LLC, a Florida limited liability company (“Meridian/Silver”), which had been owned 50% by Meridian Land and 50% by an unaffiliated third party. During the three and six months ended June 30, 2008, the Company made payments for the use of the aircraft to Meridian/Silver in the amount of $35,058. No payments were made for the use of the aircraft in the first half of 2007.

On February 29, 2008, the Company acquired all of the outstanding membership interests of Meridian/Silver for the purchase price of $1.3 million. The only significant asset held by Meridian/Silver is the Executive Jet, which is held free and clear of any and all liens and encumbrances. Meridian/Silver is not subject to any material liabilities or contractual obligations. The Company utilizes the Executive Jet for the transport of members of its management team for business-related purposes.

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises serve as additional office space for the Company. The Magnolia Lease has an initial term of eighteen (18) months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009. Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extends until August 15, 2009. Rent under the Magnolia Lease has been set at $8,400 per month. In addition to monthly rental payments, the Company is responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by the Company in conjunction with the Magnolia Leased Premises. During the three and six months ended June 30, 2008, rent expense for the Magnolia Leased Premises totaled $25,200 and $42,000, respectively.

Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of the Company’s Board of Directors. Each of the transactions entered into by the Company with Meridian Land (including the Building Two Lease, the acquisition of the Building Two Property, the Building One Lease, the acquisition of the Building One Property, the acquisition of the membership interests of Meridian/Silver and the Magnolia Lease) was considered and approved by the independent members of the Company’s Board of Directors.

During the three and six months ended June 30, 2008, REZconnect paid $3,106 and $7,706, respectively, in legal fees for work performed by the law firm for which Harold Kestenbaum, Esq., a member of the Company’s Board of Directors, serves as counsel.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions occurring on or after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company has determined that this statement will have no impact on its future financial statements.

In February 2008, the FASB issued FSP 157-2, to partially defer the effectiveness of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires expanded disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations. SFAS 161 is effective for our 2009 Annual Report on Form 10-K.

In April 2008, the FASB finalized FSP FAS No. 142-3,“Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. In addition, this FSP requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Earlier adoption is prohibited. Therefore, the Company will adopt FSP 142-3 on January 1, 2009. The Company does not expect the adoption to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides a consistent framework, or hierarchy, for selecting the accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy of accounting principles within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company has previously utilized the guidance within SAS 69, and, therefore, we do not expect the adoption of SFAS 162 to have a material effect on our financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 13 - SEGMENT INFORMATION

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

Three Months Ended
June 30, 2008	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$35,788,074	$9,007,491	$(21,255)	$-	$44,774,310
Net income (loss)	(449,438)	2,758,901	(2,509,040)	-	(199,577)
Assets	88,326,533	30,683,304	62,138,841	(120,132,275)	61,016,403
Depreciation and amortization	344,283	60,457	271,427	-	676,167
Capital expenditures	465,099	119,999	1,858,910	-	2,444,008

Three Months Ended
June 30, 2007	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$26,683,569	$5,840,820	$-	$281,757	$32,806,146
Net income (loss)	967,111	1,712,544	(1,007,851)	-	1,671,804
Assets	38,926,714	8,599,360	9,720,937	(7,007,260)	50,239,751
Depreciation and amortization	193,741	1,063	69,139	-	263,943
Capital expenditures	679,803	101,750	373,372	-	1,154,925

Six Months Ended
June 30, 2008	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$72,864,392	$14,637,485	$-	$-	$87,501,877
Net income (loss)	(524,558)	2,361,734	(5,554,404)	-	(3,717,228)
Assets	88,326,533	30,683,304	62,138,841	(120,132,275)	61,016,403
Depreciation and amortization	660,060	109,261	442,508	-	1,211,829
Capital expenditures	1,021,859	458,424	5,071,689	-	6,551,972

Six Months Ended
June 30, 2007	Marketing	Travel	Parent	Elimination	Total

External and inter-segment revenue	$47,976,997	$9,007,630	$-	$-	$56,984,627
Net income (loss)	(1,254,028)	2,676,333	(1,927,523)	-	(505,218)
Assets	38,926,714	8,599,360	9,720,937	(7,007,260)	50,239,751
Depreciation and amortization	347,489	1,063	129,423	-	477,975
Capital expenditures	1,603,361	101,750	1,443,516	-	3,148,627

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

GEOGRAPHICAL FINANCIAL INFORMATION:

NET REVENUES:	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

United States	$43,504,859	32,806,146	$84,944,481	$56,984,627
Canada	1,269,451	-	2,557,396	-
	$44,774,310	$32,806,146	$87,501,877	$56,984,627

NOTE 14 - INCOME TAXES

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

As of June 30, 2008 and December 31, 2007, the Company had approximately $1,375,000 and $1,398,000 of unrecognized tax benefits, respectively. Of the unrecognized tax benefits at June 30, 2008, $159,156, if recognized, would impact the Company’s effective income tax rate.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. As of June 30, 2008 and December 31, 2007 the Company had approximately $10,646 and $7,068, respectively, of accrued interest related to uncertain positions.

The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the filing date of this Quarterly Report on Form 10-Q.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada and is subject to examination by the various taxing authorities.

The Company’s tax provision for the three and six months ended June 30, 2008 consists of state and foreign income taxes. The Company has a federal tax loss for the current period, which received no tax benefit, as the Company’s deferred tax assets have a full valuation allowance recorded against them.

NOTE 15 - COMMITMENTS & CONTINGENCIES

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 16 - SUBSEQUENT EVENTS

On July 15, 2008, two of the Company’s Reps, who qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan. One of the qualifying Sales Directors received 137,931 stock options and the other qualifying Sales Directors received 344,828 stock options, in each case based upon the defined levels of achievement measured as of June 30, 2008. All of the options granted have an exercise price of $0.725 which was equal to fifty percent (50%) of the fair market value of the Company’s Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of the grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date). The fair value of the two awards as of the date of the grant, based upon the Black-Scholes option pricing model, was $467,425 and was recorded as accrued bonuses on the accompanying balance sheet as of June 30, 2008 with a corresponding expense recorded as marketing commissions.

On July 26, 2008, the Company renewed the note originally issued from Meridian Bank on July 26, 2006 to finance its current corporate headquarters, for the principal sum of $1,995,990, the outstanding balance as of that date (the “Note Renewal”). The Note Renewal bears an interest rate of Prime, plus 1.00% floating daily, currently 6%. Interest and principal are due monthly based upon a 20-year amortization for the first year of the note after which the entire principal will be paid or the note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2009, the Note Renewal is payable upon demand per the terms of the agreement; however, no demand has been made to date. The Note Renewal is collateralized by the first mortgage on the Property. There are no other restrictive covenants included in the Note Renewal.
On August 4, 2008, a civil action was filed against three subsidiaries of the Company and certain executive officers of the Company in the Superior Court of California, County of Los Angeles, by the California Attorney General. The complaint alleges that the defendants violated California’s unfair competition and advertising laws. The Company believes it has operated in full compliance with California law and intends to vigorously defend the case.

The complaint was filed after eighteen (18) months of dialogue, initiated by the Company with the Attorney General to discuss the implementation of a new California law’s potential effect on the Company’s business model. Throughout these discussions, which broadened over time, the Company has consistently cooperated with the state’s information requests and provided detailed evidence in face-to-face meetings explaining how and why the Company’s business model is in full compliance with California law. The parties recently came to a standstill and the August 4, 2008 complaint is a result of this standstill. The Company believes it has meritorious defenses to the claims, intends to advocate its position aggressively, and believes it will ultimately prevail in the case.

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against the Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois. The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. The Company believes it has meritorious defenses and intends to vigorously defend the case.

On August 8, 2008, the Company’s application for listing on the American Stock Exchange, LLC (the “Exchange”) was withdrawn. The Company intends to continue its dialogue with the Exchange and will re-apply when the Company is in a position to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in the, “Risk Factors” section of the Company’s Registration Statement on Form SB-2 filed with the SEC on May 21, 2007.

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

Overview

We are a leading provider of Internet-based travel related services and operate through our three subsidiaries: YourTravelBiz.com, Inc., YTB Travel Network, Inc. and REZconnect Technologies, Inc. YourTravelBiz.com, Inc. (“YTB Marketing”) establishes and sells online travel agencies and compensates its Independent Marketing Representatives (“Reps”) who sell such travel agencies via a multilevel marketing commission structure. YTB Travel Network, Inc. (“YTB Travel”) contracts with the online travel agencies, provides online booking systems, collects travel commissions and pays travel commissions. REZconnect Technologies, Inc. (“REZconnect”) is a travel vendor relationship management company and host agency for traditional brick and mortar travel agencies. REZconnect is reported as part of the YTB Travel segment for segment reporting purposes.

YTB Marketing conducts business through marketing, training and support of its Rep sales force who are responsible for marketing and selling online travel websites to Referring Travel Agents (or Referring Travel Affiliates in Canada, “RTAs”), most of whom work from their homes.

YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from RTA websites, negotiates deals with preferred vendors and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers.

The emerging market shift to the Internet for travel services presents the opportunity for advancement of products and services by referral relationships. Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each RTA develops personal relationships with his or her customers, who book travel through the RTA’s online travel store, thereby creating a significant advantage for our company over the major online travel companies. Typically, the cost to book a trip through an RTA is nearly identical to booking a trip through a major online travel company. The RTAs’ online stores provide access to more than 60 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and more.

Future travel revenue growth should accelerate as we add RTAs and as our existing RTAs become more productive. RTA sites are available for use 24 hours, 7 days a week. On June 30, 2008, we issued a press release announcing that we have been named one of the country’s leading travel agencies in Travel Weekly’s 2008 Power List. In this year’s Travel Weekly Power List, we are ranked 26th among all travel agencies, advancing nine places over our ranking in the previous year with an 84% increase in sales.

Our revenues are comprised primarily of online travel store sales and monthly RTA web hosting fees, commissions paid by travel providers and direct sales of travel. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.” Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis, based on prior years experience adjusted for current year volumes. Management believes these estimates to be reasonable. Revenue from online travel store sales is deferred and recognized ratably as revenue over a twelve-month period.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals, 10% to 16% for cruises and vacation packages and a nominal service fee for airline tickets. During the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. YTB Travel expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering lower commissions. Each website travel storeowner (RTA) pays a monthly fee of $49.95 to us, and can earn transactional compensation from travel purchased from his or her website. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

About Our Industry

Booking via the Internet has resulted in many opportunities for individuals and provides greater access to the consumer. Our Company has become a target for some traditional “Brick and Mortar” agencies as their market share diminishes.

We believe that the shift to the Internet for booking travel and our unique programs for our RTAs place our Company in a valuable and unique position to provide an income stream for our RTAs and allows the ultimate consumer a choice of booking his or her travel through the ever-growing Internet travel industry.

We are not attempting to conform to the pre-Internet travel industry of the 1970s and '80s. Rather, we are building a new company with new ideas, building an army of entrepreneurs. We will continue to attract RTAs to sell our products. We will provide our sales force with a powerful e-commerce consumer website that sells travel as well as other highly consumed products. Our customers will shop and purchase on the Internet from someone they know and with whom they have a relationship.

We offer business opportunities for entrepreneurs who desire to capitalize on the growing trend of online travel bookings. In our eighth year of business and with well over a billion dollars in travel sales in our history, we will continue to teach and practice the highest standards of business principles and practices in this exciting and growing travel industry.

Results of Operations

The following tables set forth, for the three and six months ended June 30, 2008 and 2007, as indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total net revenues. A summary of consolidated results follows.

	Three months ended		Three months ended		Variance
	June 30, 2008	% of Net Revenues	June 30, 2007	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel stores and monthly fees	$33,354,064	74.5%	$23,309,601	71.1%	$10,044,463	43.1%
Travel commissions and services	8,819,817	19.7%	5,856,731	17.9%	2,963,086	50.6%
Training programs and marketing materials	2,266,903	5.1%	3,352,211	10.2%	(1,085,308)	(32.4%)
Other	333,526	0.7%	287,603	0.8%	45,923	16.0%

Total net revenues	44,774,310	100.0%	32,806,146	100.0%	11,968,164	36.5%

OPERATING EXPENSES
Marketing commissions	24,476,234	54.7%	18,946,646	57.8%	5,529,588	29.2%
Travel commissions and other costs	7,204,179	16.1%	3,876,327	11.8%	3,327,852	85.9%
Depreciation and amortization	676,167	1.5%	263,943	0.8%	412,224	156.2%
Marketing and selling	1,531,259	3.4%	1,458,286	4.4%	72,973	5.0%
General and administrative	11,101,197	24.8%	6,718,843	20.5%	4,382,354	65.2%

Total operating expenses	44,989,036	100.5%	31,264,045	95.3%	13,724,991	43.9%

INCOME (LOSS) FROM OPERATIONS	(214,726)	(0.5%)	1,542,101	4.7%	(1,756,827)	(113.9%)

OTHER INCOME/(EXPENSE)
Interest and dividend income	82,891	0.2%	131,018	0.4%	(48,127)	(36.7%)
Interest expense	(37,074)	(0.1%)	(1,315)	0.0%	(35,759)	2719.3%
Foreign currency translation loss	(17,148)	0.0%	-	0.0%	(17,148)	n/a

Total other income/(expense)	28,669	0.1%	129,703	0.4%	(101,034)	(77.9%)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(186,057)	(0.4%)	1,671,804	5.1%	(1,857,861)	(111.1%)

INCOME TAX PROVISION	13,520	0.0%	-	0.0%	13,520	n/a

NET INCOME (LOSS)	$(199,577)	(0.4%)	$1,671,804	5.1%	$(1,871,381)	(111.9%)

	Six months ended		Six months ended		Variance
	June 30, 2008	% of Net Revenues	June 30, 2007	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel stores and monthly fees	$67,313,452	76.9%	$41,274,962	72.4%	$26,038,490	63.1%
Travel commissions and services	14,148,444	16.2%	8,394,425	14.7%	5,754,019	68.5%
Training programs and marketing materials	5,276,408	6.0%	6,713,363	11.8%	(1,436,955)	(21.4%)
Other	763,573	0.9%	601,877	1.1%	161,696	26.9%

Total net revenues	87,501,877	100.0%	56,984,627	100.0%	30,517,250	53.6%

OPERATING EXPENSES
Marketing commissions	49,544,777	56.6%	35,701,848	62.7%	13,842,929	38.8%
Travel commissions and other costs	11,056,595	12.6%	5,485,015	9.6%	5,571,580	101.6%
Depreciation and amortization	1,211,829	1.4%	477,975	0.8%	733,854	153.5%
Marketing and selling	2,923,874	3.3%	2,895,943	5.1%	27,931	1.0%
General and administrative	26,443,008	30.2%	13,105,692	23.0%	13,337,316	101.8%

Total operating expenses	91,180,083	104.2%	57,666,473	101.2%	33,513,610	58.1%

LOSS FROM OPERATIONS	(3,678,206)	(4.2%)	(681,846)	(1.2%)	(2,996,360)	439.4%

OTHER INCOME/(EXPENSE)
Interest and dividend income	152,198	0.2%	180,554	0.3%	(28,356)	(15.7%)
Interest expense	(54,097)	(0.1%)	(3,926)	0.0%	(50,171)	1277.9%
Foreign currency translation loss	(17,603)	0.0%	-	0.0%	(17,603)	n/a

Total other income/(expense)	80,498	0.1%	176,628	0.3%	(96,130)	(54.4%)

LOSS BEFORE INCOME TAX PROVISION	(3,597,708)	(4.1%)	(505,218)	(0.9%)	(3,092,490)	612.1%

INCOME TAX PROVISION	119,520	0.1%	-	-	119,520	n/a

NET LOSS	$(3,717,228)	(4.2%)	$(505,218)	(0.9%)	$(3,212,010)	635.8%

The RTA numbers represent the number of active RTAs paying $49.95 per month to us as monthly web hosting fees. The New RTAs represent the number of online travel store sites sold during the respective periods. The number of sales, and the number of recurring monthly fees paid, each directly impacts our revenues and expenses. As each new site is sold for $449.95, marketing commissions are paid on that sale. Likewise, each recurring monthly fee paid results in marketing commissions paid to the Reps. As the number of active RTAs grows, the amount of our travel commission revenue grows as well. Correspondingly, our travel commission expense follows suit.

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

The following table sets forth information concerning (i) the number of RTAs that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three months and six months ended June 30, 2008 and 2007, and (ii) the weighted average number of active RTAs during each such period:

Year 2008	Beginning Balance Active RTAs	New RTAs	Deactivations	Ending Balance Active RTAs	Average Renewals for the Period
3 months ended June 30, 2008	138,814	23,396	30,638	131,572	134,823

6 months ended June 30, 2008	131,802	54,289	54,519	131,572	135,534

Year 2007	Beginning Balance Active RTAs	New RTAs	Deactivations	Ending Balance Active RTAs	Average Renewals for the Period
3 months ended June 30, 2007	82,932	34,309	16,897	100,344	95,123

6 months ended June 30, 2007	59,333	67,724	26,713	100,344	84,743

An RTA’s travel website can be deactivated for a number of reasons. For example, the payment method used to pay for monthly web hosting fees may no longer be valid or may have been changed and an RTA may fail to update this information. If the RTA fails to provide payment for future months’ web hosting fees in advance of the service being provided, the website will be deactivated automatically. We also have a cancellation policy that allows an RTA to voluntarily discontinue his or her website; such a website is deactivated at the time the request is made. We reserve the right to deactivate any website which we believe may have fraudulent activity associated with it or with its owner. RTA sites may be reactivated by simply resuming payment of web hosting fees from that point forward.

Deactivations of our RTAs’ travel websites in relation to the number of new online travel store sales (websites) during a specified period is a key component in the calculation performed to determine the average lifespan that an RTA remains with our Company. If the proportion of RTA deactivations were to grow as a percentage of active paying RTAs, the average lifespan of an RTA would decrease and vice versa. In the event of such a decrease, we would accelerate the time frame over which we recognize the income and offsetting expense relating to the RTA initial sign up fees. This acceleration would have a positive impact on our bottom line, as the amount of revenue deferred from an RTA’s sign-up fees outweighs the offsetting deferred expense for commissions related to such sign-up. With no change in the commission structure, we expect the trend of revenues exceeding the related expenses to continue.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

We reported a net loss for the second quarter ended June 30, 2008 of $199,577 or $0.00 per diluted share compared to net income of $1,671,804 or $0.02 per diluted share for the comparable quarter of 2007. Included in the net loss for the three months ended June 30, 2008, is a $351,071 gain related to the two charter cruises that took place during the second quarter. At March 31, 2008, we recorded a reserve for the anticipated loss on the two charter cruises of $1,700,000. An increase in expected sales along with a reduction of the anticipated penalties and surcharges resulted in the gain of $351,071 in the three months ended June 30, 2008.

Net Revenues

Net revenues totaled $44,774,310 and $32,806,146 in the second quarter of 2008 and 2007, respectively.

•
Online travel store sales increased $1,047,606 or 8.3% in the second quarter of 2008 to $13,634,791 from the $12,587,185 reported in the comparable prior year quarter. The increase is due to increases in both the average number of store sales for which we are able to recognize revenue, along with an increase in the average amount of revenue recognizable for each store sale. The average number of store sales for which we were able to recognize revenue increased to 10,684 in 2008 from 7,970 in 2007. In addition, the average amount of recognized revenue from each store sale increased to $449.95 in 2008 from $438.41 in 2007. We believe this significant growth year over year in average RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Monthly renewal fees increased $8,966,857 or 83.9% in the second quarter of 2008 to $19,719,273 from the $10,722,416 reported in the comparable prior year quarter. The increase is in direct relation to the number of active paying RTAs. The weighted average of paying RTAs per month increased from 95,123 in 2007 to 134,823 for the same period in 2008. We believe this significant growth year over year in average RTAs is also attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Travel commissions and services for the second quarter of 2008 increased $2,963,086 or 50.6% to $8,819,817 from the $5,856,731 reported in the comparable prior year quarter. The increase in travel commissions is attributable to the growth in gross travel retail bookings driven by the number of customers utilizing us as their travel provider in 2008. Also contributing to the growth in travel commissions is the fact that we held more travel educational events/tradeshows in the second quarter of 2008 compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel. As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission. A portion of the anticipated bonus for the second quarter of 2008 has been recorded as travel commission revenue with an offsetting receivable. Also contributing to the increase in travel services for the three months ended June 30, 2008, is the fact that we chartered two ships with revenues totaling $1,048,192.

•
Training programs and marketing materials revenue decreased $1,085,308 or 32.4% in the second quarter of 2008 to $2,266,903 from $3,352,211 in the comparable prior year quarter. The decrease was due to a reduction in sales of magazine and sales aids, partially due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program. We expect this trend to continue as long as the number of paying, active RTAs declines. In addition, in the second quarter of 2008 compared to the second quarter of 2007, we experienced a decrease in the number of paying attendees at training events. We expect this trend to continue as long as the number of new online store sales continues to decline.

•
Other income increased in the second quarter of 2008 as compared to 2007 by $45,923 or 16.0% to $333,526 from $287,603 in the comparable prior year quarter. Contributing to the increase was the implementation of a new RTA insurance program for which we collect a nominal fee. In addition, we experienced an increase in the number of payment processing fees collected. We also experienced a significant increase in revenues earned from flower sales through the Flora 2000 online website.

Operating Expenses

•
Marketing commissions increased by $5,529,588 or 29.2% in the second quarter of 2008 to $24,476,234 from $18,946,646 in the second quarter of 2007. This increase is due to the increase year over year in active travel websites. The increase is also due to the growth in the number of Sales Directors in our Company along with an increase in the amount paid out to the entire Sales Director’s Pool. The Sales Director’s Pool consists of Reps who have achieved certain performance levels within our Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held. Also, the introduction of Levels 6 and 7 Director’s Pool in first quarter 2008, which consists of a small group of the our top Sales Directors, increased the amount of the overall pool to be paid out monthly.

•
Travel commissions and other costs for the second quarter of 2008 increased by $3,327,852 or 85.9% to $7,204,179 from $3,876,327 reported in the second quarter of 2007. The increase is primarily due to the expense we incurred in relation to the two cruise charters that took place during the quarter which totaled $2,397,121 for the three months ended. Additionally, the increase is attributable to the increase in the number of customers utilizing us as their travel provider in 2008 due to the growth in the number of active travel websites.

•
Depreciation and amortization was $676,167 in the second quarter of 2008 compared to $263,943 in the corresponding quarter of 2007, reflecting an increase of 156.2% or $412,224. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure as well as the new additions of computer software related to our expansion into Canada.

•
Marketing and selling expenses increased by $72,973 or 5.0% to $1,531,259 from $1,458,286 reported in the second quarter of 2007. The slight increase in cost was associated with increased costs related to our Red Carpet Day Events partially offset by the decrease in expense on magazines sold to Reps and RTAs.

•
General and administrative expenses increased $4,382,354 to $11,101,197 in the second quarter of 2008 from $6,718,843 in the second quarter of 2007, reflecting an increase of 65.2%. As a percentage of total net revenues, these expenses were 24.8% in 2008 and 20.5% in 2007. The increase in general and administrative expense in 2008 is primarily attributable to the costs associated with the ongoing implementation of new business strategies company-wide and to a lesser extent the growth of our infrastructure. The increases year over year relate primarily to:

▪
Salaries and benefits increased by $2.1 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of online travel stores and continuing renewals of RTAs as well as salary increases of existing staff.

▪	Credit card fees and bank charges increased by $464,315 as a result of an increased number of transactions processed by the Company.
▪	Legal fees increased $535,881 as a result of work done relating to the Canadian expansion, and an increase in expenses surrounding general compliance, both domestic and international.
▪	Sarbanes-Oxley compliance fees of $125,940.
▪	Building overhead increased approximately $900,000 due to the increase in employees and number of locations at which we have employees.
▪	Sales and use tax expense of $692,594.
▪
Contract labor increased $1.3 million primarily related to increased consulting fees resulting from various IT projects of $414,429 and $266,632 in maintenance and support costs associated with SAP, our new ERP platform which was implemented during the first quarter of 2008. The remaining increase relates to various marketing initiatives.

BUSINESS SEGMENTS

Marketing

Three months ended June 30,	2008	2007	Change

Net revenues	$35,788,074	$26,683,569	34.1%

Operating expenses	$36,249,518	$25,818,266	40.4%

Income (loss) from operations	$(461,444)	$865,303	(153.3%)

Net Revenues

•
Online travel store sales increased $1,047,606 or 8.3% in the second quarter of 2008 to $13,634,791 from the $12,587,185 reported in the comparable prior year quarter. The increase is due to increases in both the average number of store sales for which we are able to recognize revenue, along with an increase in the average amount of revenue recognizable for each store sale. The average number of store sales for which we were able to recognize revenue increased to 10,684 in 2008 from 7,970 in 2007. In addition, the average amount of recognized revenue from each store sale increased to $449.95 in 2008 from $438.41 in 2007. We believe that this significant growth year over year in average RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Monthly renewal fees increased $8,996,857 or 83.9% in the second quarter of 2008 to $19,719,273 from the $10,722,416 reported in the comparable prior year quarter. The increase is in direct relation to the number of active paying RTAs. The weighted average of paying RTAs per month increased from 95,123 in 2007 to 134,823 for the same period in 2008. We believe that this significant growth year over year in average RTAs is also attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Training programs and marketing materials revenue decreased $1,085,308 or 32.4% in the second quarter of 2008 to $2,266,903 from $3,352,211 in the comparable prior year quarter. The decrease was due to a reduction in sales of magazine and sales aids, partially due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program. We expect this trend to continue as long as the number of paying, active RTAs declines. In addition, in the second quarter of 2008 compared to the second quarter of 2007, we experienced a decrease in the number of paying attendees at training events. We expect this trend to continue as long as the number of new online store sales continues to decline.

•
Other income increased in the second quarter of 2008 as compared to the second quarter of 2007 by $145,350 or 668.0% to $167,107 from $21,757. This increase is primarily related to processing fees collected from the RTA insurance program implemented in 2008. In addition, we experienced an increase in the number of payment processing fees collected.

Operating Expenses

•
Marketing commissions increased by $5,529,588 or 29.2% in the second quarter of 2008 to $24,476,234 from $18,946,646 in the second quarter of 2007. This increase is due to the increase year over year in active travel websites. The increase is also due to the growth in the number of Sales Directors in our Company along with an increase in the amount paid out to the entire Sales Director’s Pool. The Sales Director’s Pool consists of Reps who have achieved certain performance levels within our Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held. Also, the introduction of Level 6 and 7 Sales Director Pool in first quarter 2008, which consists of a small group of the Company’s top Sales Directors, increased the amount of the overall pool to be paid out monthly.

•
Depreciation and amortization was $344,283 in the second quarter of 2008, compared to $193,741 in the corresponding quarter of 2007. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure.

•
Marketing and selling expenses increased by $87,796 or 6.4% to $1,455,597 from $1,367,801 reported in the second quarter of 2007. The slight increase in cost was associated with increased costs related to our Red Carpet Day Events partially offset by the decrease in expense on magazines sold to Reps and RTAs.

•
General and administrative expenses increased $4,663,326 to $9,973,404 in the second quarter of 2008 from $5,310,078 in the second quarter of 2007. As a percentage of total marketing net revenues, these expenses were 27.9% in 2008 and 19.9% in 2007. The increase in general and administrative expense in 2008 is primarily attributable to the costs associated with the ongoing implementation of new business strategies and to a lesser extent the growth of our infrastructure. The increases year over year relate primarily to:

▪
Salaries and benefits increased by $2.1 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of online travel stores and continuing renewals of RTAs as well as salary increases of existing staff.

▪	Credit card fees and bank charges increased by $331,211 in direct proportion to the number of sales and renewals.
▪	Building overhead increased approximately $600,000 due to the increase in employees, and number of locations at which we have employees.
▪	Sales and use tax expense of $692,594.

Travel

Three months ended June 30,	2008	2007	Change

Net revenues	$9,007,491	$5,840,820	54.2%

Operating expenses	$6,250,018	$4,140,395	51.0%

Income from operations	$2,757,473	$1,700,425	62.2%

Net Revenues

•
Travel commissions and services for the second quarter of 2008 increased $3,244,843 or 58.2% to $8,819,817 from the $5,574,974 reported in the comparable prior year quarter. The increase in travel commissions is attributable to the growth in gross travel retail bookings driven by the number of customers utilizing us as their travel provider in 2008. Also contributing to the growth in travel commissions is the fact that we held more travel educational events/tradeshows in the second quarter of 2008 compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel. As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission. A portion of the anticipated bonus for the second quarter of 2008 has been recorded as travel commission revenue with an offsetting receivable. Contributing to the increase in travel services for the three months ended June 30, 2008, is the fact that we chartered two cruise ships with revenues totaling $1,048,192.

•	Other income decreased in the second quarter of 2008 as compared to the prior year quarter by $78,173 or 29.4% to $187,674 from $265,846.

Operating Expenses

•
Travel commissions and other costs for the second quarter of 2008 increased by $3,609,609 or 100.4% to $7,204,179 from $3,594,570 reported in the second quarter of 2007. The increase is primarily due to the expense we incurred in relation to the cruise charters that took place during the quarter which totaled $2,397,121 for the three months ended. Additionally, the increase is attributable to the increase in the number of customers utilizing us as their travel provider in 2008 due to the growth in the number of active travel websites.

•
Depreciation and amortization was $60,457 in the second quarter of 2008, compared to $1,063 in the corresponding quarter of 2007. The increase in depreciation and amortization is primarily attributable to the new addition of computer software related to our expansion into Canada, and the addition of infrastructure to support our growth in travel.

•
General and administrative expenses decreased $1,552,108 to a credit of $1,097,831 in the second quarter of 2008 from $454,277 in the second quarter of 2007 primarily as a result of the reversal of the $1.7 million cruise cabin inventory reserve reclassified and realized in travel commissions and other costs in the second quarter of 2008. As a percentage of total travel net revenues, these expenses excluding the reserve reversal were 6.7% in the second quarter of 2008 and 7.8% in 2007.

Parent

Three months ended June 30,	2008	2007	Change

Net revenues	$(21,255)	$-	n/a

Operating expenses	$2,489,500	$1,023,627	143.2%

Loss from operations	$(2,510,755)	$(1,023,627)	145.3%

Operating Expenses

•
Depreciation and amortization was $271,427 in the second quarter of 2008, compared to $69,139 in the corresponding quarter of 2007. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure.

•
General and administrative expenses increased $1,271,136 to $2,225,624 in the second quarter of 2008 from $954,488 in the second quarter of 2007. The increase in general and administrative expense in 2008 is primarily attributable to Sarbanes-Oxley compliance fees of $125,940, various IT projects and maintenance of $414,429 and $266,632 in SAP software support fees.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

We reported a net loss for the first six months ended June 30, 2008 of $3,717,228 or $0.04 per diluted share compared to a net loss of $505,218 or $0.01 per diluted share for the comparable period of 2007. Included in the net loss for the six months ended June 30, 2008 is a $1,348,929 loss on two cruise ships that set sail during the second quarter.

Net Revenues

Net revenues totaled $87,501,877 and $56,984,627 in the first six months of 2008 and 2007, respectively.

•
Online travel store sales increased $5,358,225 or 24.0% in the second quarter of 2008 to $27,646,705 from the $22,288,480 reported in the comparable prior year quarter. The increase is due to increases in both the average number of store sales for which we are able to recognize revenue, along with an increase in the average amount of revenue recognizable for each store sale. The average number of store sales for which we were able to recognize revenue increased to 10,973 in the first half of 2008 from 7,020 in comparable period of 2007. In addition, the average amount of recognized revenue from each store sale increased to $449.95 in 2008 from $433.41 in 2007. We believe that the significant growth year over year in average RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Monthly renewal fees increased $20,680,265 or 108.9% in the first half of 2008 to $39,666,747 from the $18,986,482 reported in the comparable prior year period. The increase is in direct relation to the number of active paying RTAs. The weighted average of paying RTAs per month increased from 84,743 in the first six months of 2007 to 135,534 for the same period in 2008. We believe that the significant growth year over year in average RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Travel commissions and services for the first six months of 2008 increased $5,754,019 or 68.5% to $14,148,444 from the $8,394,425 reported in the comparable prior year period. The increase in travel commissions is attributable to the growth in gross travel bookings driven by the increase in the number of customers utilizing us as their travel provider in 2008. Also contributing to the growth in travel agency commissions is the fact that we held more travel training events/tradeshows during the first six months of 2008 compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel. As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission. A portion of the anticipated bonus for the second quarter of 2008 has been recorded as travel commission revenue with an offsetting receivable. Contributing to the increase in travel services for the six months ended June 30, 2008, is the fact that we chartered two cruise ships with revenues totaling $1,048,192.

•
Training programs and marketing materials revenue decreased $1,436,955 or 21.4% in the first six months of 2008 to $5,276,408 from $6,713,363 in the comparable prior year quarter. This decrease is partially due to our revamping the Association training program, thus leading to a significant decrease in revenue attributable to those training events. In addition, we experienced a decrease in sales of magazines and sales aids, due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program. We expect these trends to continue as long as the numbers of paying, active RTAs and the number of new online store sales continue to decline.

•
Other income increased in the first six months of 2008 as compared to the first six months of 2007 by $161,696 or 26.9% to $763,573 from $601,877 in the comparable prior year period. Contributing to the increase was the implementation of a new RTA insurance program for which we collect a nominal fee. In addition, we experienced an increase in the number of payment processing fees collected. We also experienced a significant increase in revenues earned from flower sales through the Flora 2000 online website.

Operating Expenses

•
Marketing commissions increased by $13,842,929 or 38.8% in the first six months of 2008 to $49,544,777 from $35,701,848 in the first six months of 2007. This increase is due to the increase year over year in active travel websites. The increase is also due to an increase in the number of Sales Directors in our Company along with an increase in the amount paid out to the entire Director’s Pool. The Director’s Pool consists of Reps who have achieved certain performance levels within our Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held. Also, the introduction of Levels 6 and 7 Director’s Pool in first quarter 2008, which consists of a small group of our top Sales Directors, increased the amount of the overall pool to be paid out monthly.

•
Travel commissions and other costs for the first six months of 2008 increased by $5,571,580 or 101.6% to $11,056,595 from $5,485,015 reported in the first six months of 2007. The increase is primarily due to the expense we incurred in relation to the two charters that sailed during the second quarter of 2008 which totaled $2,397,121 for the six months ended. Additionally, the increase is attributable to the increase in the number of customers utilizing us as their travel provider in 2007 due to the growth in the number of active travel websites.

•
Depreciation and amortization was $1,211,829 in the first six months of 2008, compared to $477,975 in the corresponding period of 2007, reflecting an increase of 153.5% or $733,854. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure as well as the additions of computer software related to our expansions into Canada.

•
Marketing and selling expenses increased by $27,931 or 1.0% to $2,923,874 from $2,895,943 reported in the first six months of 2007. The slight increase in cost was associated with increased costs related to our Red Carpet Day Events partially offset by the decrease in expense on magazines sold to Reps and RTAs.

•
General and administrative expenses increased $13,337,316 to $26,443,008 in the first six months of 2008 from $13,105,692 in the first six months of 2007, reflecting an increase of 101.8%. As a percentage of total net revenues, these expenses were 30.2% in the first half of 2008 and 23.0% in the comparable prior year period. The increase in general and administrative expense in 2008 is primarily attributable to the costs associated with the ongoing implementation of new business strategies company-wide and to a lesser extent the growth of our infrastructure. The increases year over year relate primarily to:

▪
Salaries and benefits increased by $4.7 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of online travel stores and continuing renewals of RTAs as well as salary increases of existing staff.

▪	Credit card fees and bank charges increased by $565,434 in direct proportion to the number of sales and renewals.
▪	Legal fees increased $1.1 million as a result of work done relating to the Canadian expansion, and an increase in expenses surrounding general compliance, both domestic and international.
▪	Sarbanes-Oxley compliance fees of $394,068.
▪	Building overhead increased approximately $2.0 million due to the increase in employees, and number of locations at which we have employees.
▪	Sales and use tax expense of $760,042.
▪
Contract labor increased $1.0 million primarily related to increased consulting fees resulting from various IT projects and maintenance of $714,019 and $325,556 in support costs associated with SAP, our new ERP platform which was implemented during the first quarter of 2008.

▪
Bad debt expense increased by $439,196 to $489,976 in the first half of 2008 from $50,780 reported for the first six months of 2007 due to our recording a $356,332 reserve related to a potential acquisition along with reserves against advances that had been made our Sales Directors.

▪	Marketing event costs for top Sales Directors in our Company of $831,979.
▪	Equity compensation of $510,000 for certain marketing services.

BUSINESS SEGMENTS

Marketing

Six months ended June 30,	2008	2007	Change

Net revenues	$72,864,392	$47,976,997	51.9%

Operating expenses	$73,427,875	$49,359,252	48.8%

Loss from operations	$(563,483)	$(1,382,255)	(59.2%)

Net Revenues

•
Online travel store sales increased $5,358,225 or 24.0% in the second quarter of 2008 to $27,646,705 from the $22,288,480 reported in the comparable prior year quarter. The increase is due to increases in both the average number of store sales for which we are able to recognize revenue, along with an increase in the average amount of revenue recognizable for each store sale. The average number of store sales for which we were able to recognize revenue increased to 10,973 in the first half of 2008 from 7,020 in comparable period of 2007. In addition, the average amount of recognized revenue from each store sale increased to $449.95 in 2008 from $433.41 in 2007. We believe that the significant growth year over year in average RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Monthly renewal fees increased $20,680,265 or 108.9% in the first half of 2008 to $39,666,747 from the $18,986,482 reported in the comparable prior year period. The increase is in direct relation to the number of active paying RTAs. The weighted average of paying RTAs per month increased from 84,743 in the first six months of 2007 to 135,534 for the same period in 2008. We believe that the significant growth year over year in average RTAs is attributable to the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships and the growth in the desire for home-based businesses.

•
Training programs and marketing materials revenue decreased $1,436,955 or 21.4% in the first six months of 2008 to $5,276,408 from $6,713,363 in the comparable prior year quarter. This decrease is partially due to our revamping our Association training program, thus leading to a significant decrease in revenue attributable to those training events. In addition, we experienced a decrease in sales of magazines and sales aids, due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program. We expect these trends to continue as long as the numbers of paying, active RTAs and the number of new online store sales continue to decline.

•
Other income increased in the first six months of 2008 compared to 2007 by $285,860. This increase is primarily related to the increase in payment processing fees, along with revenues earned from a new RTA insurance program for which we collect a nominal fee.

Operating Expenses

•
Marketing commissions increased by $13,842,929 or 38.8% in the first six months of 2008 to $49,544,777 from $35,701,848 in the first six months of 2007. This increase is due to the increase year over year in active travel websites. The increase is also due to an increase in the number of Sales Directors in our Company along with an increase in the amount paid out to the entire Director’s Pool. The Director’s Pool consists of Reps who have achieved certain performance levels within our Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held. Also, the introduction of Levels 6 and 7 Director’s Pool in first quarter 2008, which consists of a small group of the our top Sales Directors, increased the amount of the overall pool to be paid out monthly.

•
Depreciation and amortization was $660,060 in the first six months of 2008, compared to $347,489 in the corresponding quarter of 2007, reflecting an increase of 90.0%. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure.

•
Marketing and selling expenses increased $21,878 or 0.8% to $2,775,128 from $2,753,250 reported in the first half of 2007. The slight increase in cost was associated with increased costs related to our Red Carpet Day Events partially offset by the decrease in expense on magazines sold to Reps and RTAs.

•
General and administrative expenses increased $9,891,245 to $20,447,910 in the first six months of 2008 from $10,556,665 in the first half of 2007, reflecting an increase of 93.7%. As a percentage of total marketing net revenues, these expenses were 28.1% in 2008 and 22.0% in 2007 and to a lesser extent to the growth of our infrastructure. The increase in general and administrative expense in 2008 is primarily attributable to the costs associated with the ongoing implementation of new business strategies and to a lesser extent the growth of our infrastructure. The increases year over year relate primarily to:

▪
Salaries and benefits increased by $4.7 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of online travel stores and continuing renewals of RTAs as well as salary increases of existing staff.

▪	Credit card fees and bank charges increased by $405,805 in direct proportion to the number of sales and renewals.
▪	Legal fees increased $777,153 as a result of work done relating to the Canadian expansion, and an increase in expenses surrounding general compliance, both domestic and international.

▪	Building overhead increased approximately $1.4 million due to the increase in employees, and number of locations at which we have employees.
▪	Sales and use tax expenses of $760,042.
▪
Bad debt expense increased by $439,196 to $489,976 in the first half of 2008 from $50,780 reported for the first six months of 2007 due to our recording a $356,332 reserve related to a potential acquisition along with reserves against advances that had been made our Sales Directors.

▪	Marketing event costs for top Sales Directors in our Company of $831,979.

Travel

Six months ended June 30,	2008	2007	Change

Net revenues	$14,637,485	$9,007,630	62.5%

Operating expenses	$12,290,041	$6,355,339	93.4%

Income from operations	$2,347,444	$2,652,291	(11.5%)

Net Revenues

•
Travel commissions and services for the first six months of 2008 increased $5,754,019 or 68.5% to $14,148,444 from the $8,394,425 reported in the comparable prior year period. The increase in travel commissions is attributable to the growth in gross travel bookings driven by the increase in the number of customers utilizing us as their travel provider in 2008. Also contributing to the growth in travel agency commissions is the fact that we held more travel training events/tradeshows during the first six months of 2008 compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel. As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission. A portion of the anticipated bonus for the second quarter of 2008 has been recorded as travel commission revenue with an offsetting receivable. Contributing to the increase in travel services for the six months ended June 30, 2008, is the fact that we chartered two ships with revenues totaling $1,048,192.

•	Other income decreased in the first six months of 2008 as compared to 2007 by $124,164 or 20.2% to $489,041 from $613,205.

Operating Expenses

•
Travel commissions and other costs for the first six months of 2008 increased by $5,571,580 or 101.6% to $11,056,595 from $5,485,015 reported in the first six months of 2007. The increase is primarily due to the expense we incurred in relation to the two cruise charters that sailed during the second quarter of 2008 which totaled $2,397,121 for the six months ended. Additionally, the increase is attributable to the increase in the number of customers utilizing us as their travel provider in 2007 due to the growth in the number of active travel websites.

•
Depreciation and amortization was $109,260 in the first six months of 2008, compared to $1,063 in the corresponding quarter of 2007. The increase in depreciation and amortization is primarily attributable to the new addition of computer software related to our expansion into Canada, and the overall growth in our infrastructure to support our growth.

•
General and administrative expenses increased $286,450 to $1,013,018 in the first six months of 2008 from $726,568 in the first six months of 2007. As a percentage of total travel net revenues, these expenses were 6.9% in 2008 and 8.1% in 2007. The increase in general and administrative expense in 2008 is primarily attributable to costs related to the expansion into Canada, including related software and training costs.

Parent

Six months ended June 30,	2008	2007	Change

Net revenues	$-	-	n/a

Operating expenses	$5,462,167	$1,951,882	179.8%

Loss from operations	$(5,462,167)	$(1,951,882)	179.8%

Operating Expenses

•
Depreciation and amortization was $442,509 in the first six months of 2008, compared to $129,423 in the corresponding first six months of 2007, reflecting an increase of 241.9%. The increase in depreciation and amortization is primarily attibutable to the renovations to our current headquarters, which have increased their depreciable value.

•
General and administrative expenses increased $3,159,621 to $4,982,080 in the first six months of 2008 from $1,822,459 in the first half of 2007. As a percentage of total net revenues, the expenses were 5.7% in 2008 and 3.2% in 2007. The increase in general and administrative expense in 2008 is attributable to:.

•	Sarbanes-Oxley compliance fees of $394,068.
•
Contract labor increased $1.0 million primarily related to increased consulting fees resulting from various IT projects and maintenance of $714,019 and $325,556 in support costs associated with SAP, our new ERP platform which was implemented during the first quarter of 2008.

•	Equity compensation of $510,000 for certain marketing services.
•	Legal fees of $286,906.

Variability of Results

Our travel products and services gross bookings have increased from the second quarter of 2007 to the second quarter of 2008 due to increase in the number of hosted websites and an increase in products and services sold by travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from the second quarter of 2007 to the second quarter of 2008.

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

We expect to experience fluctuations in our future quarterly operating results due to a variety of other factors, many of which are outside the our control. Factors that may adversely affect our quarterly operating results include, but are not limited to (i) our ability to retain existing customers, Reps and RTAs, attract new customers, Reps and RTAs at a steady rate and maintain customer, Rep and RTA satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by us or our competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us, (vi) our ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on our online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (x) governmental regulation, (xi) legal challenges to our business and (xii) unforeseen events affecting the travel industry, including terrorist activities similar to the events of September 11, 2001 and the conflict in the Middle East.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the first half of 2008 and 2007:

	Six months ended
	June 30, 2008	June 30, 2007

Net cash provided by (used in):
Operating activities	$4,694,635	$3,902,411
Investing activities	(5,884,732)	(3,090,296)
Financing activities	91,732	219,939

Net increase (decrease) in cash	$(1,098,365)	$1,032,054

Net cash provided by operating activities in the first half of 2008 was $4,694,635 as compared to cash provided by operating activities of $3,902,411 in the first half of 2007.

Net cash used in investing activities was $5,884,732 during the first half of 2008 compared to $3,090,296 used in the first half of 2007. This $2,794,436 increase in cash consumed was primarily related to an increase in purchases of property and equipment of $2,693,448 as well as $149,119 related to the acquisition of a travel agency in Ontario, Canada. The increase in property and equipment resulted primarily from the acquisition of an executive jet for $1.3 million and $2,810,096 related to the ongoing construction of our new corporate headquarters.

Net cash provided by financing activities was $91,732 and $219,939, respectively, for the first half of 2008 and 2007. Net cash provided by financing activities in the first half of 2008 resulted primarily from $106,641 in proceeds from the exercise of common stock warrants issued by us partially offset by $10,899 in principal payments on long-term debt. During the first quarter of 2008, we deposited funds in connection with our obtaining a Standby Letter of Credit of $1.9 million collateralizing the obligations of our Sales Director-level Reps’ under two cruises that they booked of which $357,167 was released during the first quarter to the cruise line as a deposit due on such cruises. During the second quarter of 2008, both cruises set sail and all funds were released under this Letter of Credit to satisfy our obligations to the cruise line. Also during the first quarter of 2008, a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as our new corporate headquarters was released but subsequently surrendered by us in partial repayment of the principal amount outstanding under such indebtedness. Cash provided by financing activities in the first half of 2007 was primarily attributable to $642,875 in proceeds from the exercise of common stock warrants issued by the Company and $400,000 in proceeds from the exercise of common stock options partially offset by our repayment of the December 31, 2006 bank overdraft balance of $812,464.

As of June 30, 2008, we had $632,205 in cash and cash equivalents. We believe that our cash on hand at June 30, 2008 and our cash flow from operations will be sufficient to meet our obligations on a timely basis for the next 12 months. We will continually assess our cash flow needs and, if appropriate, will slow down the ongoing construction costs of our new corporate headquarters if revenue growth does not keep pace with prior trends. We do not have any credit facilities available to us at the current time from which we may draw for our liquidity needs. In July 2006, we borrowed $2.5 million from Meridian Bank, controlled by Timothy Kaiser, M.D. and Clay Winfield, two members of our Board of Directors, in connection with our acquisition of the land and building which houses our corporate headquarters in Wood River, Illinois, in a transaction that was approved by the independent members of the Company’s Board of Directors. However, no further amounts may be drawn under that loan.

As of June 30, 2008, our investment portfolio included $1.0 million in par value of auction rate securities (“ARSs”), which are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, and guaranteed by the United States Federal Department of Education. In addition, all ARSs held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase. Most of these ARSs were scheduled to reset subsequent to December 31, 2007. As of February 29, 2008, $1.0 million of our ARSs, representing the entire portfolio of such securities, failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the near term, we will not be able to access these funds associated with the failed auctions until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

Due to the current market conditions, we have evaluated the accounting treatment of our ARS investments. In our evaluation, we have reviewed SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to SFAS No. 157, “Fair Value Measurements”, and related guidance issued by the FASB and the Securities and Exchange Commission (“SEC”). Observable market prices were not available for the valuation of these in vestments. Our estimate of the valuation of the current holdings of ARSs is based upon our evaluation of the structure of the ARSs and the current market environment. Our ARSs are all held at one investment bank. As previously stated, all of the ARS investments are AAA and/or Aaa rated. In addition, the investment bank has not reduced the par value of our ARSs on our June 30, 2008 statement. During the second quarter ended June 30, 2008, we recorded a temporary impairment charge of $50,000 in accumulated other comprehensive income, a component of shareholders’ equity. In evaluating whether the impairment of the investments are temporary or other than temporary, we reviewed factors such as the length of time and extent to which fair value has been below cost basis and our ability and intent to hold the investment for a period of time which may be sufficient for anticipate recovery in market value.

While recent auction failures limit our ability to liquidate these investments, we do not believe that the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements. We believe that we have the ability to hold these securities for a period longer than 12 months. However, at the reporting date, since it is not certain when liquidity will return to the markets, or if any other secondary markets will become available, we has continued to classify our ARSs in long-term investments as of June 30, 2008.

We will continue to evaluate the impact of these failed auctions on the fair value of our securities. If the issuer of the ARSs is unable to successfully close future auctions or does not redeem the ARSs, or the United States government fails to support its guaranty of the obligations, we may be required to further adjust the carrying value of the ARS and record additional other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition. Further, if the fair value of these securities is determined to be other than temporarily impaired, we may be required to record a loss which could materially affect our results of operations and financial condition in an adverse manner.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS 141R to have an impact on the accounting for any future business acquisitions occurring on or after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have determined that this statement will have no impact on our future financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer the effectiveness of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires expanded disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted.  The implementation of this standard is not expected to have an impact on our consolidated financial position and results of operations. SFAS 161 is effective for our 2009 Annual Report on Form 10-K.

In April 2008, the FASB finalized FSP FAS No. 142-3,“Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. In addition, this FSP requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Earlier adoption is prohibited. Therefore, we will adopt FSP 142-3 on January 1, 2009. We do not expect the adoption to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides a consistent framework, or hierarchy, for selecting the accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy of accounting principles within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We have previously utilized the guidance within SAS 69, and, therefore, we do not expect the adoption of SFAS 162 to have a material effect on our financial statements.

Application of Critical Accounting Policies

Our significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in our 2007 Annual Report on Form 10-KSB for the year ended December 31, 2007 that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies utilized by us are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect our results of operations and financial position, as well as the related footnote disclosures.  We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of our Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report, including without limitation statements regarding our financial position, business strategy and the plans and objectives of our management for future operations are forward-looking statements. When used in this Quarterly Report on Form 10-QSB, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to our Company or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, and capacity and supply constraints. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal period covered by this Quarterly Report on Form 10-Q, and, as a result of such evaluation, has concluded that, except as noted below, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2008, we implemented a new consolidation and financial reporting software package, SAP, to enhance our worldwide consolidation function. This software implementation is part of an ongoing effort to improve the effectiveness of our financial reporting process. In connection with this implementation, during the second fiscal quarter of 2008, we have continued to modify the design, operation and documentation of our internal control processes impacted by the new software.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 4, 2008, a civil action was filed against three subsidiaries of our Company and certain of our executive officers in the Superior Court of California, County of Los Angeles, by the California Attorney General. The complaint alleges that the defendants violated California’s unfair competition and advertising laws. We believe that we have operated in full compliance with California law and intend to vigorously defend the case.

The complaint was filed after eighteen (18) months of dialogue, initiated by us with the Attorney General to discuss the implementation of a new California law and its potential effect on our business model. Throughout these discussions, which broadened over time, we have consistently cooperated with the state’s information requests and provided detailed evidence in face-to-face meetings explaining how and why our business model is in full compliance with California law. The parties recently came to a standstill and the August 4, 2008 complaint is a result of this standstill. We believe that we have meritorious defenses to the claims, we intend to advocate our position aggressively, and we believe that we it will ultimately prevail in the case.

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against our Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois. The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. We believe we have meritorious defenses and intend to vigorously defend the case.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on June 16, 2008. The holders of 103,158,159 shares of our common stock, consisting of: (i) 56,285,587 shares of Class A Common Stock and (ii) 46,872,572 shares of Class B Common Stock, were entitled to vote at the meeting. There were present, either in person or by proxy, holders of at least 68,498,551 shares of our common stock, consisting of: (i) 38,751,947 shares of Class A Common Stock and (ii) 29,746,604 shares of Class B Common Stock, entitled to vote thereat, that being a quorum of the shares entitled to vote. The votes taken at such meeting were as follows:

a) With respect to the approval of Proposal 1 (election of Class 1 Director Nominees):

	For	Withhold authority

Andrew Wilder	33,522,661	99,137
Clay Winfield	33,496,109	125,689
Harold L. Kestenbaum	33,493,903	131,895

b) With respect to the approval of Proposal 2 (ratification of UHY LLP as Independent Auditors of the Company):

For	Against	Abstain

33,363,101	143,110	115,587

Item 5. Other Information.

None.

Item 6. Exhibits [to be reviewed and updated]

3.1
Form of Amended and Restated Certificate of Incorporation of the Company, effective as of July 31, 2007, incorporated by reference to YTB International, Inc.'s Definitive Proxy Statement, on Schedule 14A, Appendix A, filed April 24, 2007.

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

* These certifications are attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. Signed originals of these written statements required by Section 906 have been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YTB International, Inc

/s/ J. Scott Tomer
J. Scott Tomer
Director and Chief Executive Officer Dated: August 14, 2008

/s/ John D. Clagg
John D. Clagg
Chief Financial Officer Dated: August 14, 2008