Form 10-Q
period 2008-09-30
YTB International, Inc.
filed 2008-11-14
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

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

As of November 3, 2008, there were 68,347,913 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 35,166,062 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding. *

* Excludes 4,911,299 restricted shares of Class A Common Stock and 9,822,598 restricted shares of Class B Common Stock that have been granted and are being held in escrow but have not yet vested and are therefore not treated as outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Three and nine months ended September 30, 2008

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets, September 30, 2008 (Unaudited) and December 31, 2007	2
	Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended September 30, 2008 and 2007	3
	Condensed Consolidated Statements of Operations (Unaudited)
	Nine months ended September 30, 2008 and 2007	4
	Condensed Consolidated Statement of Change in Stockholders’ Equity (Unaudited)
	Nine months ended September 30, 2008	5
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2008 and 2007	6-7
	Notes To Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (not required).	47
Item 4T.	Controls and Procedures.	47

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	47
Item 1A.	Risk Factors (not required).	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48
Item 3.	Defaults Upon Senior Securities.	48
Item 4.	Submission of Matters to a Vote of Security Holders.	48
Item 5.	Other Information.	48
Item 6.	Exhibits.	48
Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$588,886	$1,730,570
Restricted cash	1,907,027	2,268,344
Available-for-sale securities	1,000,000	26,834
Accounts receivable (less allowance for doubtful accounts of $7,196 in 2008 and $5,699 in 2007)	2,304,974	2,662,101
Notes receivable (less allowance for uncollectible notes of $38,155 in 2008 and $45,000 in 2007)	787,849	2,041,751
Inventory, net	3,388,836	4,903,244
Prepaid marketing commissions and advances (less allowance for uncollectible advances of $260,523 in 2008 and $73,125 in 2007)	14,830,300	25,080,737
Assets held for sale	900,000	-
Income taxes receivable	68,766	-
Other prepaid expenses and current assets, net	1,063,589	2,056,535

Total current assets	26,840,227	40,770,116

Long-term investments	-	1,000,000
Property and equipment, net	21,352,141	15,432,502
Intangible assets, net	2,340,080	2,395,151
Goodwill	3,128,441	2,979,322
Other assets, net	78,377	316,895

TOTAL ASSETS	$53,739,266	$62,893,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$434,076	$-
Accounts payable and accrued expenses	13,261,231	9,698,038
Current maturities of long-term debt	22,612	22,018
Foreign income taxes payable	64,731	126,155
Deferred revenue	20,648,825	31,143,451
Accrued bonuses	544,843	928,303
Short-term debt	1,995,990	2,500,000

Total current liabilities	36,972,308	44,417,965

Other long-term liabilities:
Long-term debt, less current maturities	202,616	219,641
Deferred tax liability	755,000	755,000
Other income tax liabilities	162,804	181,821
Other liabilities	11,125	11,125

Total other long-term liabilities	1,131,545	1,167,587
TOTAL LIABILITIES	38,103,853	45,585,552

Commitments and Contingencies (Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007.	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 68,076,992 and 51,144,275 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	68,077	51,144
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 35,436,983 and 46,453,644 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively; convertible into Class A shares on a one-for-one basis.	35,437	46,453
Additional paid-in capital	38,169,557	36,419,266
Retained earnings (deficit)	(22,637,658)	(19,208,429)

TOTAL STOCKHOLDERS' EQUITY	15,635,413	17,308,434

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,739,266	$62,893,986

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30, 2008	September 30, 2007
NET REVENUES
Online travel store sales and monthly fees	$30,473,409	$28,691,270
Travel commissions and services	8,014,502	5,536,399
Training programs and marketing materials	2,677,641	4,520,974
Other	1,710,802	1,120,599

Total net revenues	42,876,354	39,869,242

OPERATING EXPENSES
Marketing commissions	16,765,206	20,603,925
Travel commissions and other costs	5,177,571	3,913,021
Depreciation and amortization	678,517	304,243
Marketing and selling	1,369,170	543,305
General and administrative	18,559,254	12,317,196

Total operating expenses	42,549,718	37,681,690

INCOME FROM OPERATIONS	326,636	2,187,552

OTHER INCOME (EXPENSE)
Interest and dividend income	38,162	128,804
Interest expense	(11,509)	(23,115)
Foreign currency translation loss	(101,022)	-

Total other income (expense)	(74,369)	105,689

INCOME BEFORE INCOME TAX PROVISION	252,267	2,293,241

INCOME TAX PROVISION (BENEFIT)	(35,732)	143,750

NET INCOME	$287,999	$2,149,491

NET INCOME PER SHARE:

Weighted-average shares outstanding - basic for Class A and Class B	103,438,235	97,209,960
Weighted-average shares outstanding - diluted for Class A and Class B	110,080,692	110,801,031

Net income per share - basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$0.00	$0.02
Net income per share - diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$0.00	$0.02

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007
NET REVENUES
Online travel store sales and monthly fees	$97,786,861	$69,031,218
Travel commissions and services	22,162,946	13,930,824
Training programs and marketing materials	7,954,049	11,234,337
Other	2,474,375	1,722,476

Total net revenues	130,378,231	95,918,855

OPERATING EXPENSES
Marketing commissions	66,309,983	55,370,759
Travel commissions and other costs	16,234,166	9,398,036
Depreciation and amortization	1,890,346	782,218
Marketing and selling	4,293,044	3,134,875
General and administrative	45,002,262	25,727,261

Total operating expenses	133,729,801	94,413,149

INCOME (LOSS) FROM OPERATIONS	(3,351,570)	1,505,706

OTHER INCOME (EXPENSE)
Interest and dividend income	190,360	309,358
Interest expense	(65,606)	(27,041)
Foreign currency translation loss	(118,625)	-

Total other income (expense)	6,129	282,317

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(3,345,441)	1,788,023

INCOME TAX PROVISION	83,788	143,750

NET INCOME ( LOSS)	$(3,429,229)	$1,644,273

NET INCOME (LOSS) PER SHARE:

Weighted-average shares outstanding - basic for Class A and Class B	103,283,879	97,143,966
Weighted-average shares outstanding - diluted for Class A and Class B	103,283,879	111,144,815

Net income (loss) per share - basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.03)	$0.02
Net income (loss) per share - diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.03)	$0.01

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Preferred		Common Stock				Additional	Retained	Total
	Stock		Class A		Class B		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 1, 2008	-	$-	51,144,275	$51,144	46,453,644	$46,453	$36,419,266	$(19,208,429)	$17,308,434

Exchange Class B Shares for Class A shares	-	-	14,562,236	14,562	(14,562,236)	(14,562)	-	-	-

Common shares issued for restricted stock grant	-	-	1,675,809	1,676	3,251,618	3,252	(4,928)	-	-

Amortization of restricted stock	-	-	-	-	-	-	400,281	-	400,281

Shares issued for services	-	-	500,000	500	-	-	509,500	-	510,000

Common shares issued for option exercises	-	-	49,361	50	3,333	3	1,947	-	2,000

Exercise of common stock warrants	-	-	145,311	145	290,624	291	253,859	-	254,295

Stock option compensation	-	-	-	-	-	-	589,632	-	589,632

Net loss	-	-	-	-	-	-	-	(3,429,229)	(3,429,229)

Balance at September 30, 2008	-	$-	68,076,992	$68,077	35,436,983	$35,437	$38,169,557	$(22,637,658)	$15,635,413

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,429,229)	$1,644,273
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,890,346	782,218
Write-off of uncollectible notes	205,040	-
Loss on disposal of property and equipment	11,667	9,991
Impairment loss on property and equipment	309,722	-
Reserve against inventory	1,392,172	-
Provision for uncollectible notes and advances	266,553	182,723
Write-off of deposit on acquisition of business	311,332	-
Interest income on notes receivable	(99,963)	-
Provision for uncollectible interest on notes receivable	77,235	-
Shares issued for restricted stock grant	-	2,799,994
Shares issued for services	510,000	45,500
Amortization of restricted stock	400,281	3,667,231
Stock option expense	164,589	102,391
FIN 48 tax provision	(19,017)	87,750
Change in operating assets and liabilities:
Restricted cash-collateral used as reserves for credit card processing	(114,352)	(810,690)
Restricted cash-Canadian operations	(24,331)	-
Accounts receivable, net	357,127	(1,682,243)
Income tax receivable	(68,766)	-
Notes receivable	1,071,957	(881,739)
Inventory	122,236	(3,499,799)
Prepaid marketing commissions and advances	10,000,789	(13,110,054)
Other prepaid expenses and current assets	1,035,674	(1,384,038)
Other assets	(72,814)	8,127
Accounts payable and accrued expenses	2,360,157	5,900,537
Foreign income tax payable	(61,424)	-
Accrued bonuses	41,583	(365,673)
Deferred revenue	(10,494,626)	16,794,005
Other liabilities	-	(14,269)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,143,938	10,276,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,843,267)	(6,263,738)
Proceeds from sale of property and equipment	10,000	87,539
Acquisition of business	(149,119)	-
Proceeds from sale of available-for-sale securities	26,834	1,165,231
Purchases of available-for-sale securities	-	(1,150,764)
NET CASH USED IN INVESTING ACTIVITIES	(7,955,552)	(6,161,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft (repayment)	434,076	(812,464)
Principal payments on debt	(16,431)	(15,787)
Repayment of short-term debt	(504,010)	-
Cash collateral for standby letter of credit	(1,910,000)	-
Reduction in cash collateral for standby letter of credit	1,910,000	-
Reduction in restricted cash-collateral for outstanding note	500,000	-
Proceeds from exercise of common stock options	2,000	412,000
Proceeds from exercise of common stock warrants	254,295	768,969
NET CASH PROVIDED BY FINANCING ACTIVITIES	669,930	352,718

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,141,684)	4,467,221
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,730,570	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$588,886	$4,467,221

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of capitalized interest)	$61,389	$28,885
Income taxes paid	$232,995	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable/accrued expenses and property and equipment	$1,203,036	$174,202
Property and equipment settlement of the bonus liability	$-	$101,490
Increase in short-term debt and property and equipment	$-	$1,299,470
Shares issued under a restricted stock grant in settlement of bonus liability	$-	$6,849,999
Shares issued in cashless warrant exercise	$-	$602
Increase in goodwill related to increase in deferred tax liability	$-	$755,000
FIN 48 cumulative effect adjustment	$-	$105,091
Stock option compensation	$425,043	$-
Reclass of long-term investments to available-for-sale securities	$1,000,000	$-
Reclass of property and equipment to assets held for sale	$900,000	$-
Transfer of Class B common stock shares to Class A common stock shares	$14,562	$-
Shares issued for restricted stock grant	$4,928	$-
Notes receivable issued for sale of auto	$60,000	$-
Reclass of notes receivable to other current assets / other assets	$65,000	$-
Reclass of notes receivable reserve to acquisition of business reserve	$45,000	$-
Reclass of commission advances to notes receivable	$21,250	$-

See accompanying notes to condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) and its three wholly-owned subsidiaries, YourTravelBiz.com, Inc. (“YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”) and REZconnect Technologies, Inc. (“REZconnect”), are sometimes hereafter collectively referred to as the “Company”. Effective July 31, 2007, the Company underwent a reclassification of its existing common stock and an accompanying three-for-one stock split (structured as a stock dividend) that resulted in the holders of the Company’s existing common stock receiving one share of the Company’s Class A common stock, par value $0.001 per share (“Class A Common Stock”) and two shares of Class B common stock, par value $0.001 per share (“Class B Common Stock”) for each share of existing common stock held prior to such date. The Company’s authorized capital was also increased in conjunction with the reclassification, resulting in 300,000,000 shares of Class A Common Stock and 100,000,000 shares of Class B Common Stock being authorized under the Company’s Amended and Restated Certificate of Incorporation. Please see Note 15, “Common Stock Reclassification”, of the Notes to Consolidated Financial Statements included in the Company’s Form 10-KSB for the year ended December 31, 2007.

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

Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions. The YTB Marketing subsidiary markets online travel stores on behalf of YTB Travel by use of independent marketing representatives (“Reps”). The YTB Travel subsidiary is a travel agency which supports online booking transactions, supplies personal fulfillment services, collects payments, and pays travel sales commissions. The REZconnect subsidiary operates a franchise chain of travel agencies and also acts as a host agency for traditional brick and mortar travel companies. All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by REZconnect are made through its independent agencies and franchisees, or through its interactive websites.

In early 2008, YTB expanded its services into Canada, the Bahamas, and Bermuda. YTB commenced operations in the Bahamas in January 2008, and in Canada and Bermuda in early February 2008. As a result of this international expansion, Referring Travel Agents (or Referring Travel Affiliates in Canada, “RTAs”) living in these countries can now refer customers to book travel through online travel stores that RTAs acquire from the Company, and, similarly, Reps who are located there can market online travel stores to others in the U.S., Puerto Rico, the Bahamas, Bermuda and Canada.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 2 – BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of September 30, 2008, the related Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2008 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.

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

Commissions related to monthly web hosting fees charged by the Company are capitalized and deferred. Monthly web hosting fees are collected throughout a calendar month, based on the anniversary date of each RTA. This fee is collected prior to the service being performed (the online travel store remaining active). The proportion of the revenue that is applicable to the next calendar month is deferred, along with the corresponding commission expense due.

Revenues generated from the direct sales of travel are recorded as deferred revenue until recognized in the period the travel departure takes place.

Certain reclassifications have been made to the 2007 and the first and second quarters of 2008 financial statements to conform to the current year presentation as of and for the period ended September 30, 2008.

All share references and share-based calculations are presented to give retroactive effect to the 3:1 stock split and reclassification that was effective July 31, 2007. See Note 15, “Common Stock Reclassification”, of the Notes to Consolidated Financials Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

As shown in the accompanying financial statements, the Company has incurred losses from operations for the nine months ended September 30, 2008 of $3,351,570. In addition, current economic conditions and other factors have led to a fall off in the number of active RTAs in the Company. The number of active online travel store sites during the first nine months of 2008 has declined by a net of 17,188 sites to 114,614 active RTA online travel stores from the 131,802 reported as of December 31, 2007. Management has taken several actions to ensure that the Company will continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization. In addition, the Company has instituted more efficient management techniques through better utilization of technology. The Company is also evaluating the sale of certain non-core assets and raising new capital for future operations. Management believes these factors will contribute toward achieving profitability. However, there can be no assurance that the Company will be successful in achieving its objectives.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Newly Adopted Accounting Standards

Effective January 1, 2008, the Company partially adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis as allowed by FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) and FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  SFAS 157 accomplishes the following key objectives:

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial statement.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets carried at fair value on a recurring basis are investments in auction rate securities as described in Note 6, Available-for-sale Securities (see also Note 17, Subsequent Events).  The securities have been reclassified from level 3 to level 2 during the current quarter as a result of the investment bank's subsequent offer to purchase such securities.

Certain financial instruments are carried at cost on our consolidated balance sheet, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, notes receivable, prepaid expenses, accounts payable and accrued expenses. The Company’s financial assets and liabilities including available-for-sale securities are reflected at fair value in accordance with SFAS 157.

When determination is made to classify a financial instrument within level 2, the determination is based upon quoted market prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial statement. The estimated fair value at September 30, 2008 is based upon information provided by the investment bank, through which the Company holds such securities, e.g. the offer to purchase.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribution for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measuring attribute. SFAS 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS 159 and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$287,999	$2,149,491	$(3,429,229)	$1,644,273

Denominator:
Weighted average common shares and denominator for basic calculation:	103,438,235	97,209,960	103,283,879	97,143,966

Weighted average effects of dilutive equity based compensation awards:
Stock options	1,358,176	450,718	-	462,601
Stock warrants	1,868,627	3,666,913	-	3,797,896
Restricted stock awards	3,415,654	9,473,440	-	9,740,352

Denominator for diluted calculation	110,080,692	110,801,031	103,283,879	111,144,815

Net income (loss) per share - basic for Class A and Class B	$0.00	$0.02	$(0.03)	$0.02

Net income (loss) per share - diluted for Class A and Class B	$0.00	$0.02	$(0.03)	$0.01

An aggregate of 8,021,479 shares (of both Class A Common Stock and Class B Common Stock) for the nine months ended September 30, 2008 were excluded from the computation of diluted earnings per share as the inclusion of such shares would have had an anti-dilutive effect.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 4 – RESTRICTED CASH

Restricted cash as of September 30, 2008 and December 31, 2007 was $1,907,027 and $2,268,344 respectively. Restricted cash as of December 31, 2007 included a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as the Company’s new corporate headquarters and $1,768,344 in reserves with the Company’s domestic credit card processor, the former of which was released but subsequently surrendered by the Company on January 8, 2008 in partial repayment of the principal amount outstanding under such indebtedness. The decrease in restricted cash of $361,317 as of September 30, 2008 compared with December 31, 2007 was primarily due to the release of the $500,000 certificate of deposit as noted above and a $202,652 decrease in reserves with the Company’s domestic credit card processor partially offset by a $24,331 certificate of deposit and $317,004 deposited in reserve with an additional credit card processor, both in connection with the Company’s launch of its Canadian operations on February 8, 2008.

NOTE 5– INVENTORY

Inventory, net of reserves, consists of the following materials available for sale to Reps:

	September 30, 2008	December 31, 2007
"Success From Home" and "Success" magazines	$1,267,647	$2,772,016
"Fun & Travel" magazines	245,611	1,173,130
Audio / video marketing	305,696	576,292
Printed marketing materials	1,135,580	381,806
Apparel	434,302	-

Inventory, net	$3,388,836	$4,903,244

The Company recorded a reserve against slow-moving magazines, DVDs and printed marketing materials of $868,554 and $1,392,172, respectively, for the three and nine months ended September 30, 2008.

There was no reserve recorded against inventory as of December 31, 2007.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES

	As of September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Auction rate securities	$1,000,000	$-	$-	$1,000,000

Total available-for-sale securities	$1,000,000	$-	$-	$1,000,000

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term investments:
Auction rate securities	$1,000,000	$-	$-	$1,000,000

Total long-term investments	$1,000,000	$-	$-	$1,000,000

As of September 30, 2008, the Company's investment portfolio included $1.0 million in par value of auction rate securities (“ARSs”), which are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, and guaranteed by the United States Federal Department of Education. In addition, all ARSs held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase. Most of these ARSs were scheduled to reset subsequent to December 31, 2007. As of February 29, 2008, $1.0 million of the Company's ARSs, representing the entire portfolio of such securities, failed auctions due to sell orders exceeding buy orders. As a result, the Company classified the $1.0 million in ARSs as long-term investments as of December 31, 2007. This amount represents the entire balance of the ARSs as of December 31, 2007 and had not been sold by the Company subsequent to the end of fiscal 2007.

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

On September 7, 2008, the investment bank holding the Company’s ARSs announced that it had agreed to purchase a certain amount of ARSs held by certain of its customers. The offer was made in connection with the settlement and proposed settlements between the investment bank and the Commonwealth of Massachusetts and other regulators. On October 1, 2008, the Company received an offer from the investment bank to purchase 100% of the Company’s outstanding ARSs at par value of $1.0 million which the Company accepted. The settlement date for this transaction on which the Company received the funds was October 7, 2008. As a result, the Company reversed the temporary impairment charge recorded in the second quarter of 2008 and reclassified the ARSs to short-term investments in available-for-sale securities as of September 30, 2008. See Note 17, Subsequent Events.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 7 – ASSETS HELD FOR SALE

On February 29, 2008, the Company acquired a business jet for the purchase price of $1.3 million. The Company utilizes the jet for the transport of its employees, officers, directors, business guests, and property for business-related purposes. The Company has determined the useful life of the jet to be seven years.

In August 2008, the Company made the decision to sell the jet within the next 12 months for an amount expected to be less than its current carrying amount and recorded a pre-tax impairment loss of $309,722 to write down the jet to its estimated realizable value of $900,000 and reclassified it to Assets Held for Sale on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2008. The Company ceased depreciating the jet at the time it was classified as held for sale. Depreciation for the three and nine months ended September 30, 2008 was $28,373 and $90,278, respectively, which is included in total depreciation and amortization expense.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2008	December 31, 2007
Equipment	$3,317,931	$2,736,467
Furniture and fixtures	897,016	847,233
Software	4,742,865	2,016,844
Vehicles	64,295	164,294
Building and improvements	5,478,370	5,408,154
Land	4,721,218	4,721,218
Construction in progress	6,506,680	2,209,710
Leasehold improvements	142,295	120,445
	25,870,670	18,224,365
Less: Accumulated depreciation	(4,518,529)	(2,791,863)

Property and equipment, net	$21,352,141	$15,432,502

Depreciation and amortization expense on property and equipment was $660,160 and $285,883 for the three months ended September 30, 2008 and 2007, respectively, and $1,835,275 and $727,138 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and December 31, 2007, capitalized software development costs, net of accumulated amortization, totaled $350,439 and $370,247, respectively. For the three months ended September 30, 2008 and 2007, the Company recorded amortization of capitalized software development costs of $45,812 and $37,444, respectively, and $123,092 and $92,529 for the nine months ended September 30, 2008 and 2007, respectively, which is included in total depreciation and amortization expense above.

On February 1, 2008, SAP, the Company’s new enterprise resource planning software application, was implemented. The cost of approximately $1.7 million, $987,316 of which was included in assets under construction as of December 31, 2007, was recorded as an addition to software during the first quarter of 2008. Depreciation for the three and nine months ended September 30, 2008 was $134,034 and $357,423, respectively, which is included in total depreciation and amortization expense above.

In the third quarter of 2008, the Company recorded a pre-tax impairment loss of $309,722 to write down the Company’s business jet to its estimated realizable value and reclassified it to Assets Held for Sale on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2008. See Note 7, Assets Held for Sale.

The Company capitalized interest related to its ongoing construction of its new corporate headquarters in Wood River, Illinois of $36,020 and $48,835 for the three months ended September 30, 2008 and 2007, respectively, and $91,000 and $145,445 for the nine months ended September 30, 2008 and 2007, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 9 – BUSINESS COMBINATIONS

Proposed Business Acquisition

On November 28, 2007, the Company signed a letter of intent and made a deposit of $311,332 in connection with a proposed acquisition of a business. The Company had also previously advanced the potential target company $45,000. As of March 31, 2008, it was likely that the acquisition would not take place and accordingly the advance payments on deposit totaling $356,332 were fully reserved, $45,000 of which was reserved as of December 31, 2007. Subsequent to the end of the third quarter of 2008, the Company reached an agreement on the termination of the proposed acquisition and, consequently, as of September 30, 2008, the total deposits of $356,322, previously fully reserved, have been written off.

Acquisition of Travel Agency for Canadian Operations

On February 8, 2008, the Company completed the acquisition of the assets of Sunrise Travel Service (“Sunrise”), a travel agency located in Ontario, Canada, for $149,119. As there were no material identifiable assets in Sunrise, the purchase price was recorded to goodwill in the first quarter of 2008. The acquisition is expected to provide the Company with additional markets as part of it’s new Canadian operations: leisure, honeymoon, and corporate travel. Revenues generated by Sunrise totaled $31,575 and $74,305 for the three and nine months ended September 30, 2008.

NOTE 10 – STOCK-BASED COMPENSATION

As of September 30, 2008, the Company had a stock-based employee compensation plan and a stock-based Sales Director bonus plan. The stock-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”)) and the stock-based Sales Director bonus plan (the 2007 Sales Director Bonus Plan) are more fully described in Note 16, “Stock-Based Compensation” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

2004 Stock Option and Restricted Stock Plan.

On September 22, 2008, the Company’s Board of Directors approved a new incentive compensation program that specifically would incentivize known leaders in the network marketing business to enlist 10,000 Reps in a one-year period. The program was adopted under the 2004 Plan and would be achieved with the issuance of nonqualified stock options under the 2004 Plan. There were no awards granted under this new program as of September 30, 2008.

Stock Options

On April 24, 2006, the Company’s Board of Directors granted 750,000 options to certain employees, members of the Board of Directors and two outside consultants, 75,000 of which were forfeited September 30, 2006. These stock options vest in equal increments on the anniversary date over the five years following the grant date and expire six years from the grant date. After the stock option awards were granted, the Board of Directors modified the stock option awards to add a sixth year to the term thereof and such options were re-valued. The modification did not materially impact the value of the awards. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had insufficient historical data available, expected volatility is based on the Company’s peer group historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Additional Awards Under the 2004 Stock Option and Restricted Stock Plan

Additional Stock Option Awards

On January 1, 2008, the Company granted an incentive stock option to purchase 300,000 shares of the Company’s Class A Common Stock to each of two officers of the Company pursuant to employment agreements entered into with such officers effective as of such date. These stock options vest in five equal installments of 60,000 shares on the effective date of the employment agreements (January 1, 2008) and the first four anniversaries thereof and expire ten years from the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants: risk-free interest rate of 3.58%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 58.91%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had insufficient historical data available over the 6-year expected life term, expected volatility is based on the Company’s peer group historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

On June 16, 2008, the Company’s Board of Directors granted incentive and non-qualified stock options to purchase 279,640 and 120,360 shares, respectively, of the Company’s Class A Common Stock to two employees of the Company. These stock options vest in three equal installments, the first of which vests on the grant date and the remaining on the next two anniversaries thereof and expire three years from the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants: risk-free interest rate of 3.02%; expected life of 2.0 years; dividend yield of 0% and expected volatility of 127.92%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

The Company recognized $83,743 and $9,343 in compensation expense for stock options issued under the 2004 Plan for the three months ended September 30, 2008 and 2007, respectively, and $164,589 and $32,946 for the nine months ended September 30, 2008 and 2007, respectively. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period. Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of September 30, 2008 and 2007 was $701,403 and $32,946, respectively.

Restricted Stock Awards

Effective as of April 25, 2008, pursuant to its authority under its charter, the Compensation Committee of the Company’s Board of Directors approved a new policy that governs the compensation of the non-employee members of the Company’s Board of Directors. Under the new policy, each non-employee director will receive (i) a one-time restricted stock award valued at $40,000 (“At Election Award”) upon election to the Company’s Board of Directors and (ii) annual compensation, consisting of (A) a $30,000 cash and (B) a restricted stock award valued at $30,000 (“Annual Award”). In the case of the Company’s then current non-employee directors, which does not include the two newest members of the Company’s Board of Directors, in addition to the At Election Award, (since the Company did not provide compensation for their agreement to serve), they also received a one-time catch-up restricted stock award (“Catch-up Award”) valued at between $81,000 and $163,000, depending upon length of service. This catch-up grant compensated those then existing non-employee directors for their service on the Company’s Board of Directors for the entire period of time during which the Company lacked a market-level outside director compensation policy.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The restricted stock award component of the Company’s ongoing non-employee director compensation will be granted on an annual basis during the May 17th - May 30th window following the filing of the Company’s quarterly report on Form 10-Q for its first fiscal quarter and will consist of shares of the Company’s Class A Common Stock having a grant-date fair market value of $30,000 (based on the market price of the Company’s Class A Common Stock as of such date), vesting entirely on the first anniversary of the grant date. The At Election Award grants for non-employee directors upon election to the Board of Directors and the Catch-up Award grants to then existing non-employee directors consisted of shares of Class A Common Stock valued at fair market value as of the grant date. While the At Election Award grants will vest over a period of four years, the Catch-up Award grants to the Company’s then existing non-employee directors will vest over eighteen months.

On May 23, 2008 (the “Grant Date”), the Company’s Board of Directors granted restricted stock awards in three separate grants, the At Election Award, the Annual Award and the Catch-up Award, totaling 812,206 shares of the Company’s Class A Common Stock to its non-employee directors pursuant to the new policy referred to above of which 92,075 shares were forfeited September 3, 2008. The At Election Award consisted of 195,128 shares which vest over a period of four years beginning on the first Grant Date anniversary; the Annual Award consisted of 109,758 shares which vest entirely on the first anniversary of the Grant Date; and the Catch-up Award consisted of 507,320 shares, half of which vest in six months and the remainder vest one year later. The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the Grant Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.

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

Due to the September 3, 2008 resignation of a member of the Company’s Board of Directors during the third quarter of 2008, the Company recorded a recovery of prior expense of $15,667 related to an actual forfeiture which was higher than the estimated impact of forfeitures.

On February 11, 2008 (“the Grant Date”), the Company’s Board of Directors granted a restricted stock award to an RTA of the Company for prior provision of services. The RTA accepted the award on July 11, 2008 (the “Measurement Date”). The award consisted of 150,000 shares of the Company’s Class A Common Stock of which 50,000 shares vested immediately on the Measurement Date and 100,000 shares which vest equally on the first and second Grant Date anniversaries. The Company calculated the cost for the restricted stock grant by using the fair market value of the Company’s Class A Common Stock on the Measurement Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. The effect of estimated forfeitures was insignificant in the calculation of the amortization.

The Company recorded $264,502 and $400,281 for the three and nine months ended September 30, 2008, respectively, as net compensation expense related to the amortization of the restricted stock awards issued under the 2004 Plan. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period. As of September 30, 2008, there was approximately $1.0 million of unrecognized compensation expense related to the 820,131 shares of restricted stock, which the Company expects to recognize over the next 3.65 years.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

2007 Sales Director Bonus Plan

Initial Grant of Stock Options

On July 16, 2007, three of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options pursuant to the 2007 Sales Director Bonus Plan. The three qualifying Sales Directors received 211,266 options to purchase shares of Class A Common Stock based upon the defined level of achievement measured as of June 30, 2007, 46,947 of which were forfeited on September 18, 2008. These options have an exercise price of $0.71, which is equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date as defined under the 2007 Sales Director Bonus Plan (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification). While all of the options that were granted vested immediately on the date of grant, the options are only exercisable in accordance with the following schedule: 1/3 were exercisable at any time during the remainder of calendar year 2007, 1/3 are exercisable on December 15, 2008 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2009 (and only on such date). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants in 2007: risk-free interest rate of 4.96%; expected life (in years) of 0.2-2.4; dividend yield of 0% and expected volatility of 98.0%-98.3% (weighted average expected volatility of 98.16%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The fair value of the three awards as of the date of the grant measured on June 30, 2007, based upon the Black-Scholes option pricing model, was $187,415 and was recorded as accrued bonuses on the balance sheet as of June 30, 2007 with a corresponding expense recorded as marketing commissions. During the third quarter of 2008, accrued bonuses and marketing commissions expense were reduced by $45,609 for actual forfeitures incurred during the quarter.

Additional Grants of Stock Options Under the 2007 Sales Director Bonus Plan

On January 15, 2008, five of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan. Three of the qualifying Sales Directors each received 95,238 stock options and two of the qualifying Sales Directors each received 190,476 stock options, in each case based upon the defined levels of achievement measured as of December 31, 2007. All of the options granted have an exercise price of $0.525, which was equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date). The fair value of each option is estimated on the date of grant using the Black –Scholes option pricing model with the following weighted-average assumptions used for these grants in the first quarter of 2008: risk-free interest rate of 2.73%; expected life (in years) of 0.5-2.9; dividend yield of 0% and expected volatility of 89.7%-99.1% (weighted average expected volatility of 94.3%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far. The fair value of the five awards as of the date of the grant, based upon the Black-Scholes option pricing model, was $448,979 and was recorded as accrued bonuses on the accompanying balance sheet as of December 31, 2007 with a corresponding expense recorded as marketing commissions.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On July 15, 2008, two of the Company’s Reps, who qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan. One of the qualifying Sales Directors received 137,931 stock options and the other qualifying Sales Director received 344,828 stock options, in each case based upon the defined levels of achievement measured as of June 30, 2008. All of the options granted have an exercise price of $0.725 which was equal to fifty percent (50%) of the fair market value of the Company’s Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of the grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants in the third quarter of 2008: risk-free interest rate of 2.12%; expected life (in years) of 0.2-2.4; dividend yield of 0% and expected volatility of 115.80%-134.48% (weighted average expected volatility of 123.24%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.  The fair value of the two awards as of the date of the grant, based upon the Black-Scholes option pricing model, was $467,425 and was recorded as accrued bonuses on the accompanying balance sheet as of June 30, 2008 with a corresponding expense recorded as marketing commissions.

The Company recorded a reduction in accrued bonuses of $191,535 and $425,043 during the three and nine months ended September 30, 2008, respectively, and $69,445 during the third quarter of 2007 and recorded related charges to additional paid in capital associated with the fair value amount related to the exercisable portion of the grants. In addition, during the third quarter of 2008, accrued bonuses and marketing commissions expense were reduced by $45,609 for actual forfeitures incurred during the quarter. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period. As of September 30, 2008, $544,843 of accrued bonuses relate to the options that are exercisable in the future.

The following table provides additional information with respect to the aggregate stock option plan activity under the Company’s 2004 Plan and 2007 Sales Director Bonus Plan, taken as a whole:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value

Options outstanding, beginning of period	785,841	$0.46	$0.34
For the period from January 1 to September 30, 2008:
Granted	2,149,425	0.94	0.80
Forfeited	46,947	0.71	0.97
Expired	-	-	-
Exercised	68,492	0.52	0.54

Options outstanding, end of period	2,819,827	$0.82	$0.68

Options exercisable, end of period	807,986	$0.80	$0.58

A summary of stock options outstanding and exercisable as of September 30, 2008 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price
$0.40 - $1.00	1,819,827	2.05	$0.54	554,650	$0.53
$1.01 - $1.67	1,000,000	6.64	1.32	253,336	1.40
	2,819,827	3.68	$0.82	807,986	$0.80

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

One-Time Restricted Stock Award

Effective January 2, 2007 (the “Grant Date”), the Board of Directors of the Company approved a one-time restricted stock award of an aggregate of 28,950,027 shares (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification) (the “Award Shares”) of the Company’s common stock, par value $0.001 per share, to thirty Sales Director level Reps (each, a “Grantee”) who had made outstanding contributions to the growth and success of the Company and/or its wholly owned operating subsidiaries. Of the thirty Grantees, three are members of the Company’s Board of Directors and an additional Grantee is the President of one of the Company’s operating subsidiaries. The Award Shares vest in stages for each Grantee, provided various performance-related conditions specified in the restricted stock award agreement entered into by the Company and each Grantee (each, a “Restricted Stock Award Agreement”) are satisfied at each vesting date. The Grantees are the Company’s most successful Reps who have met the criteria for being deemed “Sales Directors”.

An aggregate of 9,338,703 of the Award Shares (or approximately 32.3% of each award) vested immediately on the Grant Date, while up to an additional 19,611,324 Award Shares in the aggregate are subject to vesting in four equal installments of up to 4,902,831 shares each on the first four anniversary dates of the Grant Date. The vesting of any single Grantee’s award shall be determined independently of the vesting of any other Grantee’s award; thus, each Grantee must independently meet the performance related criteria specified in the Restricted Stock Award Agreement between himself or herself and the Company. The Company’s transfer agent, American Stock Transfer & Trust Company, serves as escrow agent with respect to the unvested Award Shares and will retain such shares until the relevant vesting conditions in each Restricted Stock Award Agreement are met. To the extent that the conditions to the vesting of any unvested Award Shares of a Grantee have not been met by the relevant vesting date therefor, such shares shall be cancelled by the Company.

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

The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the Grant Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. With respect to the 26 Grantees who are not members of management, the Company accrued for the cost of the Award Shares vested immediately on the Grant Date, during the period over which the Sales Directors qualified for the awards and reported these costs as marketing commission expense and a corresponding bonus liability in fiscal 2006. Furthermore, the Company accounted for the grant of the Award Shares vested immediately on the Grant Date to the four members of management of $2,799,994 as marketing commission expense in the first quarter of 2007, the period in which the grant was approved by the Board of Directors. Additional expense has been and will be incurred in subsequent periods during which the vesting of Award Shares occurs.

The Company recorded $1,222,410 and $3,667,231 for the three and nine months ended September 30, 2007 as marketing commission expense related to the amortization of the unvested portion of the Award Shares vesting on January 2, 2008, which includes a nominal forfeiture rate of 4% due to the performance related criteria that must be met to determine vesting at each anniversary date. During the third quarter of 2008, the Company determined that it is probable that the performance-related vesting conditions specified in the restricted stock award agreement will not be met for all shares scheduled to vest on January 2, 2009. As such, during the three and nine months ended September 30, 2008, the Company recorded a net reduction of $2,442,768 and $0, respectively, of marketing commission expense related to the amortization of the unvested portion of these Award Shares. The third quarter 2008 impact is the net of $1,221,384 originally recorded as the third quarter 2008 amortization expense and the forfeiture estimate of $3,664,152, representing the year-to-date amortization as of September 30, 2008.

As of September 30, 2008, there was approximately $11.4 million of unrecognized compensation expense related to the 14,708,493 shares of non-vested restricted stock. The Company expects to record a forfeiture estimate equal to $1.2 million of the unrecognized compensation expense during the fourth quarter of 2008 related to the 4,902,831 shares scheduled to vest (but expected to be forfeited) on January 2, 2009. The Company expects to recognize the remaining unrecognized compensation expense of approximately $10.2 million ratably throughout 2009 and 2010 to the extent the performance related vesting conditions are satisfied.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the One-Time Restricted Stock Award during the nine months ended September 30, 2008:

		Weighted-
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2008	19,611,324	$1.03
Granted	962,206	1.60
Vested	4,952,831	1.03
Forfeited	92,075	1.64
Non-vested at September 30, 2008	15,528,624	$1.06

The weighted average period over which the non-vested restricted stock awards are expected to be recognized is 2.69 years.

NOTE 11 - STOCKHOLDERS’ EQUITY

During the first quarter of 2008, equity compensation in the amount of $510,000 was recorded as a result of 500,000 shares issued as compensation for services to non-employees with an offsetting adjustment to Class A Common Stock in the amount of $500 and additional paid in capital in the amount of $509,500.

During the first three quarters of 2008, the Company recorded the following warrant exercises associated with its February 2005 Private Placement Offering. During the first quarter of 2008, the Company received $90,235 in proceeds from the exercise of 154,688 common stock warrants. The Company recorded a corresponding amount of $90,080 to additional paid in capital, $52 to Class A Common Stock and $103 to Class B Common Stock. During the second quarter of 2008, the Company received $16,406 in proceeds from the exercise of 28,125 common stock warrants. The Company recorded a corresponding amount of $16,378 to additional paid in capital, $9 to Class A Common Stock and $19 to Class B Common Stock. During the third quarter of 2008, the Company received $147,654 in proceeds from the exercise of 253,122 common stock warrants. The Company recorded a corresponding amount of $147,401 to additional paid in capital, $84 to Class A Common Stock and $169 to Class B Common Stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $0.58, exercisable for five years from date of issuance. As of September 30, 2008, 41.93 of the 64 warrant units (each unit consisting of 56,250 common stock purchase warrants) remain unexercised.

During the second quarter of 2008, the Company recorded $48 to Class A Common Stock and a corresponding amount of $48 as a reduction in additional paid in capital related to the issuance of 47,694 net shares of Class A Common Stock in connection with the cashless exercise of 63,492 stock options previously awarded under the Company’s 2007 Sales Director Bonus Plan.

During the third quarter of 2008, the Company received $2,000 in proceeds from the exercise of 5,000 common stock options and recorded a corresponding amount of $1,995 to additional paid in capital, $2 to Class A Common Stock and $3 to Class B Common Stock.

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for printing of its sales materials and various other marketing initiatives. During the three and nine months ended September 30, 2008 and 2007, the Company expended $1,299,974 and $3,037,765, respectively, and $1,256,335 and $2,269,868, respectively, to this printing company. In addition, at December 31, 2007, the Company has a prepaid asset of $157,289, reflected on the balance sheet for payments related to work not yet completed by this company. There was no prepaid balance as of September 30, 2008.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On July 26, 2008, the Company renewed the note for the principal sum of $1,995,990, the outstanding balance as of that date (the “Note Renewal”). The Note Renewal bears an interest rate of Prime, plus 1.00% floating daily, currently 6%. Interest and principal are due monthly based upon a 20-year amortization for the first year of the note after which the entire principal will be paid or the note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2009, the Note Renewal is payable upon demand per the terms of the agreement; however, no demand has been made to date. The Note Renewal is collateralized by the first mortgage on the corporate headquarters property. There are no other restrictive covenants included in the Note Renewal. The remaining principal balance as of September 30, 2008 was $1,995,990. See Note 17, Subsequent Events.

During the three and nine months ended September 30, 2008 and 2007, the Company made aggregate payments of $1,081,917 and $2,977,155, respectively, and $29,781 and $955,188, respectively, pursuant to the terms of the development contract for its new corporate headquarters in Wood River, Illinois. In addition, at September 30, 2008 and December 31, 2007, the Company’s accounts payable and accrued expenses included $893,425 and $0, respectively, of amounts due under the development contract. The contract for the development of the real property on which such headquarters are located, which was approved by the independent members of the Company’s Board of Directors, was awarded to Winfield Development, which is controlled by Clay Winfield, a member of the Company’s Board of Directors.

The Company leases approximately 5,000 square feet of office space (which served as part of the Company’s previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”) under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land Company, Inc. (“Meridian Land”), as lessor, and the Company, as lessee, which is to expire on October 31, 2010. In January 2008, the Company exercised its purchase option under the Building Two Lease to acquire the Building Two Property for $2,350,000 in cash and entered into a purchase contract with Meridian Land pursuant thereto. The Company paid $500,000 of the $2,350,000 purchase price as a deposit as of the execution of the purchase contract, and the remaining $1,850,000 is due at the closing of the acquisition of the Building Two Property, which is scheduled to occur prior to the end of 2009.

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

During the first nine months of 2007, the Company’s rental expense under the Building One Lease and the Building Two Lease, in the aggregate, was $15,000 per month ($19,200 and $109,200, respectively, for the three and nine months ended September 30, 2007). While the Company no longer paid any rent with respect to the Building One Property during 2008 (due to the termination of the Building One Lease upon the Company’s acquisition of the Building One Property in August 2007), the Company’s rental expense under the Building Two Lease was $8,400 per month ($25,200 and $75,600, respectively, for the three and nine months ended September 30, 2008) during the nine months of 2008.

The Company had utilized a Learjet 35A business jet (the “Executive Jet”) owned by Meridian/Silver, LC, a Florida limited liability company (“Meridian/Silver”), which had been owned 50% by Meridian Land and 50% by an unaffiliated third party. During the three and nine months ended September 30, 2008 and 2007, the Company made payments for the use of the aircraft to Meridian/Silver in the amount of $0 and $35,058, respectively, and $0 and $1,089, respectively.

On February 29, 2008, the Company acquired all of the outstanding membership interests of Meridian/Silver for the purchase price of $1.3 million. The only significant asset held by Meridian/Silver is the Executive Jet, which is held free and clear of any and all liens and encumbrances. Meridian/Silver is not subject to any material liabilities or contractual obligations. The Company utilizes the Executive Jet for the transport of employees, officers, directors, business guests and property for business-related purposes. On September 24, 2008, Meridian/Silver and YTB Air, Inc., a Delaware corporation (“YTB Air”), agreed to merge entities resulting in YTB Air being the surviving entity.

In August 2008, the Company made the decision to sell the Executive Jet within the next 12 months for an amount expected to be less than its current carrying amount and recorded a pre-tax impairment loss of $309,722 to write down the jet to its estimated realizable value or $900,000 and reclassified it to Assets Held for Sale on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2008.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises serve as additional office space for the Company. The Magnolia Lease has an initial term of eighteen (18) months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009. Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extends until August 15, 2009. Rent under the Magnolia Lease has been set at $8,400 per month. In addition to monthly rental payments, the Company is responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by the Company in conjunction with the Magnolia Leased Premises. During the three and nine months ended September 30, 2008, rent expense for the Magnolia Leased Premises totaled $25,200 and $67,200, respectively. In addition, during the three and nine months ended September 30, 2008, expense recorded for the cost of maintaining common areas totaled $4,839 and $24,133, respectively.

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

During the three and nine months ended September 30, 2008, REZconnect paid $0 and $7,706, respectively, in legal fees for work performed by the law firm for which Harold Kestenbaum, Esq., a member of the Company’s Board of Directors, serves as counsel.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company has determined that this statement will have no impact on its future financial statements.

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

In October 2008, the FASB issued FSP 157-3 to clarify the application of SFAS No. 157, which the Company partially adopted as of January 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 and determined that there was no impact on estimated fair values as of September 30, 2008.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 14 – SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of online travel stores including the development of a sales network (“Marketing”) and sales of travel through online travel stores (“Travel”). The Company’s business segments operate primarily in the United States, but also have operations in Canada and are structured for potential additional international growth.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. The “Parent” column includes corporate items not specifically allocated to the segments.

Three Months Ended
September 30, 2008	Marketing	Travel	Parent	Total

External and inter-segment revenue	$34,759,960	$8,045,957	$70,437	$42,876,354
Net income (loss)	1,291,222	1,742,690	(2,745,913)	287,999
Assets	25,091,865	4,204,180	24,443,221	53,739,266
Depreciation and amortization	376,095	60,371	242,051	678,517
Capital expenditures	159,788	480,000	1,854,543	2,494,331

Three Months Ended
September 30, 2007	Marketing	Travel	Parent	Total

External and inter-segment revenue	$34,162,402	$5,706,840	$-	$39,869,242
Net income (loss)	3,660,838	1,507,896	(3,019,243)	2,149,491
Assets	46,712,901	6,494,484	8,824,643	62,032,028
Depreciation and amortization	230,115	3,188	70,940	304,243
Capital expenditures	1,123,615	63,500	3,401,668	4,588,783

Nine Months Ended
September 30, 2008	Marketing	Travel	Parent	Total

External and inter-segment revenue	$107,624,352	$22,683,442	$70,437	$130,378,231
Net income (loss)	2,248,716	4,104,424	(9,782,369)	(3,429,229)
Assets	25,091,865	4,204,180	24,443,221	53,739,266
Depreciation and amortization	1,036,155	169,632	684,559	1,890,346
Capital expenditures	1,181,647	938,424	6,926,232	9,046,303

Nine Months Ended
September 30, 2007	Marketing	Travel	Parent	Total

External and inter-segment revenue	$81,203,985	$14,714,470	$400	$95,918,855
Net income (loss)	3,281,463	4,221,996	(5,859,186)	1,644,273
Assets	46,712,901	6,494,484	8,824,643	62,032,028
Depreciation and amortization	577,605	4,250	200,363	782,218
Capital expenditures	2,726,976	165,250	4,845,184	7,737,410

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

GEOGRAPHICAL FINANCIAL INFORMATION:

NET REVENUES:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

United States	$41,957,053	39,869,242	$126,901,534	$95,918,855
Canada	919,301	-	3,476,697	-
	$42,876,354	$39,869,242	$130,378,231	$95,918,855

NOTE 15 – INCOME TAXES

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

As of September 30, 2008 and December 31, 2007, the Company had approximately $1,379,000 and $1,398,000 of unrecognized tax benefits, respectively. Of the unrecognized tax benefits at September 30, 2008, $162,804, if recognized, would impact the Company’s effective income tax rate.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. As of September 30, 2008 and December 31, 2007 the Company had approximately $12,605 and $7,068, respectively, of accrued interest related to uncertain positions.

The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the filing date of this Quarterly Report on Form 10-Q.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada and is subject to examination by the various taxing authorities.

The Company’s tax provision for the three and nine months ended September 30, 2008 consists of alternative minimum tax, state and foreign income taxes. The Company has a federal tax loss for the nine months ended September 30, 2008, which received no tax benefit, as the Company’s deferred tax assets have a full valuation allowance recorded against them.

NOTE 16 – COMMITMENTS & CONTINGENCIES

On August 4, 2008, a civil action was filed against three subsidiaries of the Company and certain of our executive officers in the Superior Court of California, County of Los Angeles, by the California Attorney General. The complaint alleges that the defendants violated California’s unfair competition, anti-pyramid and advertising laws. The complaint was filed after eighteen (18) months of dialogue, initiated by us with the Attorney General to discuss the implementation of a new California law and its potential effect on our business model. Throughout these discussions, which broadened over time, we have consistently cooperated with the state’s information requests.  Management believes that it has operated in full compliance with California law and intends to vigorously defend the case.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against the Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois.  The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois.  The two cases have now been assigned to the same judge and our responses to both complaints will be due no earlier than November 25, 2008. Management believes it has meritorious defenses and intends to vigorously defend these cases.

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

NOTE 17 – SUBSEQUENT EVENTS

On October 1, 2008, the Company received an offer from the investment bank holding its ARSs to purchase 100% of the Company’s outstanding ARS portfolio at par value of $1.0 million, which the Company accepted. The settlement date for this transaction was October 7, 2008 and the Company received the funds on that day.

On October 10, 2008, Meridian Bank, Eldred, IL, the holder of the Company’s mortgage on its current headquarters, was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking. Subsequently the Federal Deposit Insurance Corporation (“FDIC”) was named Receiver.  The terms of the Company’s note will not change under the terms of the loan contract because they are contractually agreed to in the promissory note with the failed institution. The outstanding balance of the note was $1,995,990 as of September 30, 2008.

On October 14, 2008 and November 3, 2008, the Company received $81,473 and $55,137, respectively, from its Canadian credit card processor reducing the Company’s restricted cash balance.

On October 15, 2008, the Company’s REZconnect subsidiary repaid the remaining loan balance of $225,918, consisting of the principal balance and interest to date, on its Small Business Administration loan, originally made in November 2003. There was no prepayment penalty. The outstanding loan balance as of September 30, 2008 and December 31, 2007 was $225,228 and $241,659, respectively.

Effective as of November 6, 2008, the Company entered into a contract (the “Building One Sales Contract”) with Prestige Management Services, LLC (the “Buyer”) to sell real property and certain office equipment located at One Country Club View, Edwardsville, Illinois 62025 (the “Building One Property”). The purchase price is $1.5 million of which $100,000 of earnest money was deposited by the Buyer and is being held in escrow until the closing. The closing, which is scheduled to occur on or before December 16, 2008, is contingent upon the Buyer obtaining 80% loan to value financing by December 5, 2008.

Effective as of November 12, 2008, the Company entered into an offer (the “Offer”) to purchase with Espectra Aviation Inc. (the “Buyer”) to sell a 1980 Learjet 35A aircraft. The purchase price is $900,000 of which $100,000 of earnest money was deposited by the Buyer and is being held in escrow until the closing. The closing of the Offer is contingent upon a satisfactory inspection of the aircraft and the execution of a mutually agreeable purchase agreement between the parties.

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

Overview

YTB International, Inc. and its subsidiaries may be referred to as the “Company” or in the first person notation of “we,” “us,” and “ours” in the following discussion.

We are a leading provider of Internet-based travel related services and operate through our three subsidiaries: YourTravelBiz.com, Inc. (“YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”) and REZconnect Technologies, Inc. (“REZconnect”). YTB Marketing establishes and sells online travel stores and compensates its Independent Marketing Representatives (“Reps”) (independent contractors) who sell such online travel stores through a direct sales model and are compensated via a multilevel marketing commission structure. YTB Travel contracts with the customers of online travel stores, supports online booking transactions, supplies personal fulfillment services, collects travel commissions and pays travel commissions. REZconnect operates a franchise chain of travel agencies and also acts as a host agency for traditional brick and mortar travel companies. REZconnect is reported as part of the YTB Travel segment for segment reporting purposes.

YTB Marketing conducts business through marketing, training and support of its Rep sales force who are responsible for marketing and selling online travel stores to Referring Travel Agents (Referring Travel Affiliates in Canada, “RTAs”), most of whom work from their homes.

YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from RTA online travel stores, negotiates deals with preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers.

The emerging market shift to the Internet for travel services presents the opportunity for advancement of products and services by referral relationships. Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each RTA develops personal relationships with his or her customers, who book travel through the RTA’s online travel store, thereby creating a significant advantage for our sales force over the major online travel companies. Typically, the cost to book a trip through an RTA is nearly identical to booking a trip through a major online travel company. The RTAs’ online stores provide access to more than 60 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and others.

Future travel revenue growth should accelerate as we add RTAs and as our existing RTAs become more productive. RTA sites are available for use 24 hours, 7 days a week. On June 30, 2008, we issued a press release announcing that we have been named one of the country’s leading travel agencies in Travel Weekly’s 2008 Power List. In this year’s Travel Weekly Power List, we are ranked 26th among all travel agencies, advancing nine places over our ranking in the previous year with an 84% increase in travel sales.

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

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals, 10% to 16% for cruises and vacation packages and a nominal service fee for airline tickets. During the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. YTB Travel expects that its weighted average commission of online transaction revenues will increase due to the fact that its leisure bookings are much greater as a percentage of total sales than airline ticketing, the latter offering lower commissions. Each online travel storeowner (RTA) pays a monthly fee of $49.95 to us, and can earn transactional compensation from travel purchased from his or her online travel store. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

Because we are not the merchant of record for the travel sales since the travel is booked directly with the travel vendor (except for the two cruises which set sail in the second quarter of 2008), our revenues do not reflect the retail value of travel sold through our online travel stores, which is significant. In 2007, our online travel stores were responsible for over $414 million in retail travel sales.

About Our Industry

Booking via the Internet has resulted in many opportunities for individuals and provides greater access to the consumer. We have become a target of criticism from some traditional “Brick and Mortar” agencies as their market share diminishes.

We believe that the shift to the Internet for booking travel and our unique programs for our RTAs place us in a valuable and unique position to provide an income stream for our RTAs and allows the ultimate consumer a choice of booking his or her travel through the ever-growing Internet travel industry.

We are not attempting to conform to the pre-Internet travel industry of the 1970s and '80s. Rather, we are building a new company with new ideas and building an army of entrepreneurs. We will continue to attract RTAs to sell our products. We will provide our sales force with a powerful e-commerce consumer website that sells travel as well as other highly consumed products. Our customers will shop and purchase on the Internet from someone they know and with whom they have a relationship.

We offer opportunities for entrepreneurs who desire to capitalize on the growing trend of online travel bookings. In our eighth year of business and with well over a billion dollars in travel sales in our history, we will continue to teach and practice the highest standards of business principles and practices in this exciting and growing travel industry.

Results of Operations

The following tables set forth, for the three and nine months ended September 30, 2008 and 2007, as indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total net revenues. A summary of consolidated results follows.

	Three months ended		Three months ended		Variance
	September 30, 2008	% of Net Revenues	September 30, 2007	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel store sales and monthly fees	$30,473,409	71.1%	$28,691,270	72.1%	$1,782,139	6.2%
Travel commissions and services	8,014,502	18.7%	5,536,399	13.9%	2,478,103	44.8%
Training programs and marketing materials	2,677,641	6.2%	4,520,974	11.3%	(1,843,333)	(40.8)%
Other	1,710,802	4.0%	1,120,599	2.7%	590,203	52.7%

Total net revenues	42,876,354	100.0%	39,869,242	100.0%	3,007,112	7.5%

OPERATING EXPENSES
Marketing commissions	16,765,206	39.1%	20,603,925	51.7%	(3,838,719)	(18.6)%
Travel commissions and other costs	5,177,571	12.1%	3,913,021	9.8%	1,264,550	32.3%
Depreciation and amortization	678,517	1.6%	304,243	0.8%	374,274	123.0%
Marketing and selling	1,369,170	3.2%	543,305	1.4%	825,865	152.0%
General and administrative	18,559,254	43.2%	12,317,196	30.8%	6,242,058	50.7%

Total operating expenses	42,549,718	99.2%	37,681,690	94.5%	4,868,028	12.9%

INCOME FROM OPERATIONS	326,636	0.8%	2,187,552	5.5%	(1,860,916)	(85.1)%

OTHER INCOME (EXPENSE)
Interest and dividend income	38,162	0.0%	128,804	0.3%	(90,642)	(70.4)%
Interest expense	(11,509)	0.0%	(23,115)	(0.1)%	11,606	(50.2)%
Foreign currency translation loss	(101,022)	(0.2)%	-	0.0%	(101,022)	n/a

Total other income (expense)	(74,369)	(0.2)%	105,689	0.2%	(180,058)	(170.4)%

INCOME BEFORE INCOME TAX PROVISION	252,267	0.6%	2,293,241	5.7%	(2,040,974)	(89.0)%

INCOME TAX PROVISION (BENEFIT)	(35,732)	(0.1)%	143,750	0.4%	(179,482)	(124.9)%

NET INCOME	$287,999	0.7%	$2,149,491	5.3%	$(1,861,492)	(86.6)%

	Nine months ended		Nine months ended		Variance
	September 30, 2008	% of Net Revenues	September 30, 2007	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %

NET REVENUES
Online travel store sales and monthly fees	$97,786,861	75.0%	$69,031,218	72.0%	$28,755,643	41.7%
Travel commissions and services	22,162,946	17.0%	13,930,824	14.5%	8,232,122	59.1%
Training programs and marketing materials	7,954,049	6.1%	11,234,337	11.7%	(3,280,288)	(29.2)%
Other	2,474,375	1.9%	1,722,476	1.8%	751,899	43.7%

Total net revenues	130,378,231	100.0%	95,918,855	100.0%	34,459,376	35.9%

OPERATING EXPENSES
Marketing commissions	66,309,983	50.9%	55,370,759	57.7%	10,939,224	19.8%
Travel commissions and other costs	16,234,166	12.5%	9,398,036	9.8%	6,836,130	72.7%
Depreciation and amortization	1,890,346	1.4%	782,218	0.8%	1,108,128	141.7%
Marketing and selling	4,293,044	3.3%	3,134,875	3.3%	1,158,169	36.9%
General and administrative	45,002,262	34.5%	25,727,261	26.8%	19,275,001	74.9%

Total operating expenses	133,729,801	102.6%	94,413,149	98.4%	39,316,652	41.6%

INCOME (LOSS) FROM OPERATIONS	(3,351,570)	(2.6)%	1,505,706	1.6%	(4,857,276)	(322.6)%

OTHER INCOME (EXPENSE)
Interest and dividend income	190,360	0.1%	309,358	0.3%	(118,998)	(38.5)%
Interest expense	(65,606)	0.0%	(27,041)	0.0%	(38,565)	142.6%
Foreign currency translation loss	(118,625)	(0.1)%	-	0.0%	(118,625)	n/a

Total other income (expense)	6,129	0.0%	282,317	0.3%	(276,188)	(97.8)%

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(3,345,441)	(2.6)%	1,788,023	1.9%	(5,133,464)	(287.1)%

INCOME TAX PROVISION	83,788	0.0%	143,750	0.1%	(59,962)	(41.7)%

NET INCOME (LOSS)	$(3,429,229)	(2.6)%	$1,644,273	1.8%	$(5,073,502)	(308.6)%

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

The following table sets forth information concerning (i) the number of RTAs that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three months and nine months ended September 30, 2008 and 2007, and (ii) the weighted average number of active RTAs during each such period:

Year 2008	Beginning Balance Active RTAs	New RTAs	Deactivations	Ending Balance Active RTAs	Average Renewals for the Period
3 months ended September 30, 2008	131,572	15,857	32,815	114,614	121,101

9 months ended September 30, 2008	131,802	69,170	86,358	114,614	130,690

Year 2007	Beginning Balance Active RTAs	New RTAs	Deactivations	Ending Balance Active RTAs	Average Renewals for the Period
3 months ended September 30, 2007	100,344	38,032	17,428	120,948	112,837

9 months ended September 30, 2007	59,333	105,756	44,141	120,948	94,108

An RTA’s online travel store can be deactivated for a number of reasons. For example, the payment method used to pay for monthly web hosting fees may no longer be valid or may have been changed and an RTA may fail to update this information. If the RTA fails to provide payment for future months’ web hosting fees in advance of the service being provided, the online travel store will be deactivated automatically after an applicable grace period. We also have a cancellation policy that allows an RTA to voluntarily discontinue his or her online travel store; such an online travel store is deactivated at the time the request is made. RTA sites may be reactivated by simply resuming payment of web hosting fees from that point forward. We reserve the right to deactivate any online travel store which we believe may have fraudulent activity associated with it or with its owner.

Deactivations of our RTAs’ online travel store in relation to the number of new online travel store sales (websites) during a specified period is a key component in the calculation performed to determine the average lifespan that an RTA remains with our Company. If the proportion of RTA deactivations were to grow as a percentage of active paying RTAs, the average lifespan of an RTA would decrease and vise versa. In the event of such a decrease, we would accelerate the time frame over which we recognize the income and offsetting expense, relating to the RTA initial sign up fees. This acceleration would have a positive impact on our bottom line, as the amount of revenue deferred from an RTA’s sign-up fees outweighs the offsetting deferred expense for commissions related to such sign-up. With no change in the commission structure, we expect the trend of revenues exceeding the related expenses to continue.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

We reported net income for the third quarter ended September 30, 2008 of $287,999 or $0.00 per diluted share compared to net income of $2,149,491 or $0.02 per diluted share for the comparable quarter of 2007.

Net Revenues

Net revenues totaled $42,876,354 and $39,869,242 in the third quarter of 2008 and 2007, respectively.

•
Online travel store sales increased $1,205,560 or 10.8% in the third quarter of 2008 to $12,405,988 from the $11,200,428 reported in the comparable prior year quarter. While we have experienced a decrease in the actual number of stores sold for the three months ended September 30, 2008 to 15,857 from 38,032 in the prior year period, the revenue recognized actually increased due to the recognition of previously deferred new store sales from periods with higher volumes of new store sales. In addition, the average amount of recognized revenue from each store sale increased to $449.95 in the third quarter of 2008 from $446.69 in the comparable quarter in 2007. We believe the decline in the number of new online travel store sales is attributable to the current economic downturn present in the United States. We anticipate slower growth in the coming months compared to what we have experienced in the past. However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

•
Monthly renewal fees increased $576,579 or 3.3% in the third quarter of 2008 to $18,067,421 from the $17,490,842 reported in the comparable prior year quarter. The increase is in direct relation to the number of active paying RTAs. The weighted average of paying RTAs per month increased from 112,837 for the three months ended September 30, 2007 to 121,101 for the same period in 2008. We anticipate slower growth in the coming months compared to what we have experienced in the past. However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

•
Travel commissions and services for the third quarter of 2008 increased $2,478,103 or 44.8% to $8,014,502 from the $5,536,399 reported in the comparable prior year quarter. The increase in travel commissions is attributable to the growth in gross travel retail bookings driven by the number of customers utilizing us as their travel provider in 2008. Also contributing to the growth in travel commissions is the fact that we held more travel educational events/trade shows in the third quarter of 2008 compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel. As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission. A portion of the anticipated bonus for the third quarter of 2008 has been recorded as travel commission revenue with an offsetting receivable.

•
Training programs and marketing materials revenue decreased $1,843,333 or 40.8% in the third quarter of 2008 to $2,677,641 from $4,520,974 in the comparable prior year quarter. The decrease was primarily due to a reduction in sales of magazine and sales aids, partially due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program. We expect this trend to continue into the early part of 2009. Also contributing to the decrease was a reduction in the number of paying attendees at training events, partially due to a revamping of the CRTA program. We expect this trend to change as we roll out a new training program, which we believe will increase the number of paid participants in these training programs.

•
Other income increased in the third quarter of 2008 as compared to 2007 by $590,203 or 52.7% to $1,710,802 from $1,120,599 in the comparable prior year quarter. The increase is primarily due to an increase in the number of paid attendees at the National Convention in 2008 as compared to the 2007 National Convention.

Operating Expenses

•
Marketing commissions decreased by $3,838,719 or 18.6% in the third quarter of 2008 to $16,765,206 from $20,603,925 in the third quarter of 2007. This decrease is primarily due to a forfeiture estimate of approximately $3.6 million related to the second anniversary tranche of the one-time Sales Director restricted stock award vesting in January 2009. Due to the decline in new sales and the increase in deactivations, management believes it is probable that the vesting criteria required for the second anniversary tranche of the one-time restricted stock award will not be met as of the next vesting date - January 2, 2009. This decrease is also a result of a decline in new store sales resulting in a decrease in the average commission paid out on each new on-line store sale. As our new sales decline, the amount of leadership and dream bonuses paid also decreases, which are included in the calculation to determine the average commission paid on each new sale.

•
Travel commissions and other costs for the third quarter of 2008 increased by $1,264,550 or 32.3% to $5,177,571 from $3,913,021 reported in the third quarter of 2007. The increase is attributable to the increase in the number of customers utilizing us as their travel provider in 2008 due to the growth in the number of active online travel stores compared to the prior year period.

•
Depreciation and amortization was $678,517 in the third quarter of 2008 compared to $304,243 in the corresponding quarter of 2007, reflecting an increase of 123.0% or $374,274. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure as well as the new additions of computer software related to our expansion into Canada.

•
Marketing and selling expenses increased by $825,865 or 152.0% to $1,369,170 from $543,305 reported in the third quarter of 2007. The increase is primarily due to an increase in expenditures related to travel trade shows, Red Carpet Days, and other marketing events that we held.

•
General and administrative expenses increased $6,242,058 to $18,559,254 in the third quarter of 2008 from $12,317,196 in the third quarter of 2007, reflecting an increase of 50.7%. As a percentage of total net revenues, these expenses were 43.3% in 2008 and 30.9% in 2007. The increase in general and administrative expense in 2008 is primarily attributable to the costs associated with the ongoing implementation of new business strategies company-wide and to a lesser extent the growth of our infrastructure. The increases year over year relate primarily to:

▪
Salaries and benefits increased by $1.9 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of online travel stores and continuing renewals of RTAs as well as salary increases of existing staff.

▪	Reserve on slow moving or obsolete inventory of approximately $735,000.
▪	Bad debt expense related to advances and notes receivable to the Company’s directors increased by approximately $240,000 compared to the same period in 2007.
▪
Legal fees of  $556,880 resulting from the Company’s defense against the suit filed by the California Attorney General’s office. We expect a portion of these fees to be reimbursed by our insurance carriers.

▪	Net expenses incurred as a result of our National Convention increased $3.6 million compared to the same period in 2007.

BUSINESS SEGMENTS

Marketing

Three months ended September 30,	2008	2007	Change

Net revenues	$34,759,960	$34,162,402	1.7%

Operating expenses	$33,291,722	$30,620,064	8.7%

Income from operations	$1,468,238	$3,542,338	(58.6)%

Net Revenues

•
Online travel store sales increased $1,205,560 or 10.8% in the third quarter of 2008 to $12,405,988 from the $11,200,428 reported in the comparable prior year quarter. While we have experienced a decrease in the actual number of stores sold for the three months ended September 30, 2008 to 15,857 from 38,032 in the prior year period, the revenue recognized actually increased due to the recognition of previously deferred new store sales from periods with higher volumes of new store sales. In addition, the average amount of recognized revenue from each store sale increased to $449.95 in the third quarter of 2008 from $446.69 in the comparable quarter in 2007. We believe the decline in the number of new online travel store sales is attributable to the current economic downturn present in the United States. We anticipate slower growth in the coming months compared to what we have experienced in the past. However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

•
Monthly renewal fees increased $576,579 or 3.3% in the third quarter of 2008 to $18,067,421 from the $17,490,842 reported in the comparable prior year quarter. The increase is in direct relation to the number of active paying RTAs. The weighted average of paying RTAs per month increased from 112,837 for the three months ended September 30, 2007 to 121,101 for the same period in 2008. We anticipate slower growth in the coming months compared to what we have experienced in the past. However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

•
Training programs and marketing materials revenue decreased $1,843,333 or 40.8% in the third quarter of 2008 to $2,677,641 from $4,520,974 in the comparable prior year quarter. The decrease was primarily due to a reduction in sales of magazine and sales aids, partially due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program. We expect this trend to continue into the early part of 2009. Also contributing to the decrease was a reduction in the number of paying attendees at training events, partially due to a revamping of the CRTA program. We expect this trend to change as we roll out a new training program, which we believe will increase the number of paid participants in these training programs.

•
Other income increased in the third quarter of 2008 as compared to 2007 by $658,752 or 69.3% to $1,608,910 from $950,158 in the comparable prior year quarter. The increase is primarily due to an increase in the number of paid attendees at the National Convention in 2008 as compared to the 2007 National Convention

Operating Expenses

•
Marketing commissions decreased by $3,838,719 or 18.6% in the third quarter of 2008 to $16,765,206 from $20,603,925 in the third quarter of 2007. This decrease is primarily due to a forfeiture estimate of approximately $3.6 million related to the second anniversary tranche of the one-time Sales Director restricted stock award vesting in January 2009. Due to the decline in new sales and the increase in deactivations, management believes it is probable that the vesting criteria required for the second anniversary tranche of the one-time restricted stock award will not be met as of the next vesting date - January 2, 2009. This decrease is also a result of a decline in new store sales resulting in a decrease in the average commission paid out on each new on-line store sale. As our new sales decline, the amount of leadership and dream bonuses paid also decreases, which are included in the calculation to determine the average commission paid on each new sale.

•
Depreciation and amortization was $376,095 in the third quarter of 2008, compared to $230,115 in the corresponding quarter of 2007. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure.

•
Marketing and selling expenses increased by $433,147 or 80.9% to $968,411 from $535,264 reported in the third quarter of 2007. The increase is primarily due to an increase in expenditures related to Red Carpet Days and other marketing events held by the Company.

•
General and administrative expenses increased $5,931,250 or 64.1% to $15,182,010 in the third quarter of 2008 from $9,250,760 in the third quarter of 2007. As a percentage of total marketing net revenues, these expenses were 43.7% in 2008 and 27.1% in 2007. The increase in general and administrative expense in 2008 is primarily attributable to the costs associated with the ongoing implementation of new business strategies and to a lesser extent the growth of our infrastructure. The increases year over year relate primarily to:

▪
Salaries and benefits increased by $1.6 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of online travel stores and continuing renewals of RTAs as well as salary increases of existing staff.

▪	Reserve on slow moving or obsolete inventory of approximately $735,000.
▪	Bad debt expense related to advances and notes receivable to the Company’s Sales Directors increased by approximately $240,000, as compared to the same period in 2007.
▪	Net expenses incurred as a result of our National Convention increased $3.6 million compared to the same period of 2007.

Travel

Three months ended September 30,	2008	2007	Change

Net revenues	$8,045,957	$5,706,840	41.0%

Operating expenses	$6,343,567	$4,200,094	51.0%

Income from operations	$1,702,390	$1,506,746	13.0%

Net Revenues

•
Travel commissions and services for the third quarter of 2008 increased $2,478,103 or 44.8% to $8,014,502 from the $5,536,399 reported in the comparable prior year quarter. The increase in travel commissions is attributable to the growth in gross travel retail bookings driven by the number of customers utilizing us as their travel provider in 2008. Also contributing to the growth in travel commissions is the fact that we held more travel educational events/trade shows in the third quarter of 2008 compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel. As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission. A portion of the anticipated bonus for the third quarter of 2008 has been recorded as travel commission revenue with an offsetting receivable.

•
Other income decreased in the third quarter of 2008 compared to the prior year quarter by $138,986 or 81.5% to $31,455 from $170,441. The decrease is attributable to a decrease in car commission revenue along with a decrease in funds collected related to shipping and handling.

Operating Expenses

•
Travel commissions and other costs for the third quarter of 2008 increased by $1,264,550 or 32.3% to $5,177,571 from $3,913,021 reported in the third quarter of 2007. The increase is attributable to the increase in the number of customers utilizing us as their travel provider in 2008 due to the growth in the number of active online travel stores compared to the prior period.

•
Depreciation and amortization was $60,371 in the third quarter of 2008, compared to $3,188 in the corresponding quarter of 2007. The increase in depreciation and amortization is primarily attributable to the new addition of computer software related to our expansion into Canada, and the addition of infrastructure to support our growth in travel.

•
Marketing and selling expenses increased by $392,718 to $400,759 from $8,041 reported in the third quarter of 2007. The increase is primarily due to an increase in costs incurred related to travel trade shows that the Company hosted along with an increase in costs incurred related to individual reimbursements for unauthorized activities committed by the Company’s RTA’s.

•
General and administrative expenses increased $429,022 to $704,866 in the third quarter of 2008 from $275,844 in the third quarter of 2007. The increase is primarily due to an increase in overhead, partially due to our expansion to Canada, along with an increase in expenditures related to travel training.

Parent

Three months ended September 30,	2008	2007	Change

Net revenues	$70,437	$-	n/a

Operating expenses	$2,914,429	$2,861,532	1.8%

Loss from operations	$(2,843,992)	$(2,861,532)	(0.6)%

Net Revenues

•	Other income represents third party use of the company jet.

Operating Expenses

•
Depreciation and amortization was $242,051 in the third quarter of 2008, compared to $70,940 in the corresponding quarter of 2007. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure.

•
General and administrative expenses decreased $118,214 to $2,672,378 in the third quarter of 2008 from $2,790,592 in the third quarter of 2007. The decrease is attributable to a reduction in non-capitalized consulting and contract labor fees of approximately $800,000 relating to the development of our new facility and various IT development projects offset by:

▪
Legal fees of $556,880 resulting from the Company’s defense against the suit filed by the California Attorney General’s office. We expect a portion of these fees to be reimbursed by our insurance carriers.

▪	An impairment relating to the company jet, for which a sale agreement had been reached in principle for a value below the net book value of approximately $310,000.
▪	An increase in accounting fees of approximately $200,00 related primarily to Sarbanes-Oxley compliance consultant fees.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

We reported a net loss for the nine months ended September 30, 2008 of $3,429,229 or ($0.03) per diluted share compared to net income of $1,644,273 or $0.01 per diluted share for the comparable period of 2007.

Net Revenues

Net revenues totaled $130,378,231 and $95,918,855 in the first nine months of 2008 and 2007, respectively.

•
Online travel store sales increased $6,563,785 or 19.6% in the first nine months 2008 to $40,052,693 from the $33,488,908 reported in the comparable prior year period. The increase is due to increases in both the average number of store sales for which we are able to recognize revenue, along with an increase in the average amount of revenue recognizable for each store sale. The average number of store sales for which we were able to recognize revenue increased to 10,390 for the nine months ended September 30, 2008 from 7,887 in comparable period of 2007. In addition, the average amount of recognized revenue from each store sale increased to $449.95 in 2008 from $438.81 in 2007. We believe the decline in the number of new store sales is attributable to the current economic downturn present in the United States. We anticipate slower growth in the coming months compared to what we have experienced in the past. However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

•
Monthly renewal fees increased $22,191,858 or 62.4% in the first nine months of 2008 to $57,734,168 from the $35,542,310 reported in the comparable prior year period. The increase is in direct relation to the number of active paying RTAs. The weighted average of paying RTAs per month increased from 94,108 in the first nine months of 2007 to 130,690 for the same period in 2008. We anticipate slower growth in the coming months compared to what we have experienced in the past. However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

•
Travel commissions and services for the first nine months of 2008 increased $8,232,122 or 59.1% to $22,162,946 from the $13,930,824 reported in the comparable prior year period. The increase in travel commissions is attributable to the growth in gross travel bookings driven by the increase in the number of customers utilizing us as their travel provider in 2008. Also contributing to the growth in travel agency commissions is the fact that we held more travel training events/trade shows during the first nine months of 2008 compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel. As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission. A portion of the anticipated bonus for the third quarter of 2008 has been recorded as travel commission revenue with an offsetting receivable. Contributing to the increase in travel services for the nine months ended September 30, 2008, is the fact that we chartered two cruise ships with revenues totaling $1,048,192.

•
Training programs and marketing materials revenue decreased $3,280,288 or 29.2% in the first nine months of 2008 to $7,954,049 from $11,234,337 in the comparable prior year period. The decrease was primarily due to a reduction in sales of magazine and sales aids, partially due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program. We expect this trend to continue into the early part of 2009. Also contributing to the decrease was a reduction in the number of paying attendees at training events, partially due to a revamping of both the Association and CRTA programs during the first nine months of 2009. We expect this trend to change as we roll out a new training program, which we believe will increase the number of paid participants in these training programs.

•
Other income increased in the first nine months of 2008 as compared to the first nine months of 2007 by $751,899 or 43.7% to $2,474,375 from $1,722,476 in the comparable prior year period. The increase is primarily due to an increase in the number of paid attendees at the National Convention in 2008 as compared to the 2007 National Convention partially offset by a decrease in sales of products at travel training events.

Operating Expenses

•
Marketing commissions increased by $10,939,224 or 19.8% in the first nine months of 2008 to $66,309,983 from $55,370,759 in the first nine months of 2007. This increase is due to the increase year over year in active online travel stores. The increase is also due to an increase in the number of Sales Directors in our Company along with an increase in the amount paid out to the entire Director’s Pool. The Director’s Pool consists of Reps who have achieved certain performance levels within our Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held. Also, the introduction of Levels 6 and 7 Director’s Pool in first quarter 2008, which consists of a small group of our top Sales Directors, increased the amount of the overall pool to be paid out monthly. This Program was revamped during the month of October, along with dissolution of the level 7 position in the program, which the company believes will lead in a reduction in costs incurred.  Partially offsetting the increase is a forfeiture estimate of approximately $3.6 million related to the second anniversary tranche of the one-time Sales Director restricted stock award vesting in January 2009. Due to the decline in new sales and the increase in deactivations, management believes it is probable that the vesting criteria required for the second anniversary tranche of the one-time restricted stock award will not be met as of the next vesting date - January 2, 2009.

•
Travel commissions and other costs for the first nine months of 2008 increased by $6,836,130 or 72.7% to $16,234,166 from $9,398,036 reported in the first nine months of 2007. The increase is primarily due to the expense we incurred in relation to the two charters that sailed during the second quarter of 2008 which totaled $2,397,121. Additionally, the increase is attributable to the increase in the number of customers utilizing us as their travel provider in 2008 due to the growth in the number of active online travel stores.

•
Depreciation and amortization was $1,890,346 in the first nine months of 2008, compared to $782,218 in the corresponding period of 2007. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure as well as the additions of computer software related to our expansion into Canada.

•
Marketing and selling expenses increased by $1,158,169 or 36.9% to $4,293,044 from $3,134,875 reported in the first nine months of 2007. The increase is primarily due to an increase in expenditures related to travel trade shows, Red Carpet Days, and other marketing events that we held.

•
General and administrative expenses increased $19,275,001 to $45,002,262 in the first nine months of 2008 from $25,727,261 in the first nine months of 2007, reflecting an increase of 74.9%. As a percentage of total net revenues, these expenses were 34.5% in the first nine months of 2008 and 26.8% in the comparable prior year period. The increase in general and administrative expense in 2008 is primarily attributable to the costs associated with the ongoing implementation of new business strategies company-wide and to a lesser extent the growth of our infrastructure. The increases year over year relate primarily to:

▪
Salaries and benefits increased by $6.6 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of online travel stores and continuing renewals of RTAs as well as salary increases of existing staff.

▪
Legal fees increased $1.5 million as a result of work done relating to the Canadian expansion, and an increase in expenses surrounding general compliance, both domestic and international as well as $556,880 resulting from the Company’s defense against the suit filed by the California Attorney General’s office. We expect a portion of these fees to be reimbursed by our insurance carriers.

▪	Sarbanes-Oxley compliance consultant fees of approximately $470,000. Approximately $190,000 of this expense related to fiscal year 2007 testing performed in 2008.
▪	Building overhead increased approximately $1.6 million due to the increase in employees, and number of locations at which we have employees.
▪	Sales and use tax expense of $828,115.
▪	Management service fees of $1.3 million.
▪	Contract labor increased approximately $300,000, partially due to support costs related to the implementation of SAP along with other IT projects.
▪
Bad debt expense increased by $675,413 to $861,887 in the first nine months of 2008 from $186,473 reported for the first nine months of 2007 due to the write-off of $311,332 in deposits related to a terminated acquisition along with reserves against advances and notes receivable that had been made to our Sales Directors.

▪	Marketing event costs for top Sales Directors in our Company of $831,979.
▪	Equity compensation of $510,000 for certain marketing services.
▪	Net expenses incurred as a result of our National Convention increased $3.6 million compared to the same period in 2007.
▪	Increase in shipping and postage costs of approximately $430,000 due to an increase in both quantity of checks and packages shipped along with an increase in shipping and postage rates.
▪	Accounting fees increased approximately $400,000 due to an increase in expenses surrounding general compliance both international and domestic.
▪	Reserve on slow moving or obsolete inventory of approximately $1,260,000.
▪	Impairment of the company jet of approximately $310,000.

BUSINESS SEGMENTS

Marketing

Nine months ended September 30,	2008	2007	Change

Net revenues	$107,624,352	$81,203,985	32.5%

Operating expenses	$105,237,545	$78,169,249	34.6%

Income from operations	$2,386,807	$3,034,736	(21.4)%

Net Revenues

•
Online travel store sales increased $6,563,785 or 19.6% in the first nine months 2008 to $40,052,693 from the $33,488,908 reported in the comparable prior year period. The increase is due to increases in both the average number of store sales for which we are able to recognize revenue, along with an increase in the average amount of revenue recognizable for each store sale. The average number of store sales for which we were able to recognize revenue increased to 10,390 for the nine months ended September 30, 2008 from 7,887 in comparable period of 2007. In addition, the average amount of recognized revenue from each store sale increased to $449.95 in 2008 from $438.81 in 2007. We believe the decline in the number of new store sales is attributable to the current economic downturn present in the United States. We anticipate slower growth in the coming months compared to what we have experienced in the past. However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

•
Monthly renewal fees increased $22,191,858 or 62.4% in the first nine months of 2008 to $57,734,168 from the $35,542,310 reported in the comparable prior year period. The increase is in direct relation to the number of active paying RTAs. The weighted average of paying RTAs per month increased from 94,108 in the first nine months of 2007 to 130,690 for the same period in 2008. We anticipate slower growth in the coming months compared to what we have experienced in the past. However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

•
Training programs and marketing materials revenue decreased $3,280,288 or 29.2% in the first nine months of 2008 to $7,954,049 from $11,234,337 in the comparable prior year period. The decrease was primarily due to a reduction in sales of magazine and sales aids, partially due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program. We expect this trend to continue into the early part of 2009. Also contributing to the decrease was a reduction in the number of paying attendees at training events, partially due to a revamping of both the Association and CRTA programs during the first nine months of 2009. We expect this trend to change as we roll out a new training program, which we believe will increase the number of paid participants in these training programs.

•
Other income increased in the first nine months of 2008 compared to 2007 by $945,012 from $938,430 in 2007 to $1,883,442 in 2007. The increase is primarily due to an increase in the number of paid attendees at the National Convention in 2008 as compared to the 2007 National Convention.

Operating Expenses

•
Marketing commissions increased by $10,939,224 or 19.8% in the first nine months of 2008 to $66,309,983 from $55,370,759 in the first nine months of 2007. This increase is due to the increase year over year in active online travel stores. The increase is also due to an increase in the number of Sales Directors in our Company along with an increase in the amount paid out to the entire Director’s Pool. The Director’s Pool consists of Reps who have achieved certain performance levels within our Company which entitles them to additional commissions on the number of new sales, monthly renewals and the number of training events held. Also, the introduction of Levels 6 and 7 Director’s Pool in first quarter 2008, which consists of a small group of our top Sales Directors, increased the amount of the overall pool to be paid out monthly. This program was revamped during the month of October, along with dissolution of the level 7 position in the program, which the company believes will lead in a reduction in costs incurred.  Partially offsetting the increase is a forfeiture estimate of approximately $3.6 million related to the second anniversary tranche of the one-time Sales Director restricted stock award vesting in January 2009. Due to the decline in new sales and the increase in deactivations, management believes it is probable that the vesting criteria required for the second anniversary tranche of the one-time restricted stock award will not be met as of the next vesting date - January 2, 2009.

•
Depreciation and amortization was $1,036,155 in the first nine months of 2008, compared to $577,605 in the corresponding quarter of 2007, reflecting an increase of 79.4%. The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure.

•
Marketing and selling expenses increased by $761,760 or 25.5% to $3,743,539 from $2,981,779 reported in the first nine months of 2007. The increase was primarily associated with an increase in costs incurred to host various marketing events including, Red Carpet Days, along with an increase in the amount spent on various marketing services.

•
General and administrative expenses increased $14,908,762 to $34,147,868 in the first nine months of 2008 from $19,239,106 in the first nine months of 2007, reflecting an increase of 77.5%. As a percentage of total marketing net revenues, these expenses were 31.7% in 2008 and 23.7% in 2007. The increase in general and administrative expense in 2008 is primarily attributable to the growth in the costs associated with the ongoing implementation of new business strategies and to a lesser extent the growth of our infrastructure. The increases year over year relate primarily to:

▪
Salaries and benefits increased by $6.5 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of online travel stores and continuing renewals of RTAs as well as salary increases of existing staff.

▪	Management service fees of $1.3 million.
▪	Reserve on slow-moving or obsolete inventory of approximately $1,260,000.
▪	Building overhead increased approximately $1.0 million due to the increase in employees, and number of locations at which we have employees.
▪	Sales and use tax expense of $828,115.
▪
Bad debt expense increased by $319,082 to $505,555 in the first nine months of 2008 from $186,473 reported for the first nine months of 2007 due to our recording of reserves related to advances and notes receivable that had been made our Sales Directors.

▪	Marketing event costs for top Sales Directors in our Company of $831,979.
▪	Net expenses incurred as a result of our National Convention increased $3.6 million compared to the same period in 2007.
▪	Legal fees increased by approximately $250,000 as a result of work done relating to the Canadian expansion and an increase in expenses surrounding general compliance, both domestic and international.
▪	Increase in shipping and postage costs of approximately $380,000 due to an increase in both quantity of checks and packages shipped along with an increase in shipping and postage rates.

Travel

Nine months ended September 30,	2008	2007	Change

Net revenues	$22,683,442	$14,714,470	54.2%

Operating expenses	$18,633,608	$10,517,666	77.2%

Income from operations	$4,049,834	$4,196,804	(3.5)%

Net Revenues

•
Travel commissions and services for the first nine months of 2008 increased $8,232,122 or 59.1% to $22,162,946 from the $13,930,824 reported in the comparable prior year period. The increase in travel commissions is attributable to the growth in gross travel bookings driven by the increase in the number of customers utilizing us as their travel provider in 2008. Also contributing to the growth in travel agency commissions is the fact that we held more travel training events/trade shows during the first nine months of 2008 compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel. As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission. A portion of the anticipated bonus for the third quarter of 2008 has been recorded as travel commission revenue with an offsetting receivable. Contributing to the increase in travel services for the nine months ended September 30, 2008, is the fact that we chartered two cruise ships with revenues totaling $1,048,192.

•
Other income decreased in the first nine months of 2008 as compared to 2007 by $263,150 or 33.6% to $520,496 from $783,646 reported in the first nine months of 2007. The decrease is attributable to a decrease in sales of products at travel training events.

Operating Expenses

•
Travel commissions and other costs for the first nine months of 2008 increased by $6,836,130 or 72.7% to $16,234,166 from $9,398,036 reported in the first nine months of 2007. The increase is primarily due to the expense we incurred in relation to the two charters that sailed during the second quarter of 2008 which totaled $2,397,121. Additionally, the increase is attributable to the increase in the number of customers utilizing us as their travel provider in 2008 due to the growth in the number of active online travel stores.

•
Depreciation and amortization was $169,632 in the first nine months of 2008, compared to $4,250 in the corresponding period of 2007. The increase in depreciation and amortization is primarily attributable to the new addition of computer software related to our expansion into Canada, and the overall growth in our infrastructure to support our growth.

•
Marketing and selling expenses increased by $358,830 to $511,926 from $153,096 reported in the first nine months of 2007. The increase is primarily due to an increase in costs incurred related to travel trade shows that the Company hosted along with an increase in costs incurred related to individual reimbursements for fraud committed by the Company’s RTA’s.

•
General and administrative expenses increased $755,600 to $1,717,884 in the first nine months of 2008 from $962,284 in the first nine months of 2007. As a percentage of total travel net revenues, these expenses were 7.6% in 2008 and 6.5% in 2007. The increase in general and administrative expense in 2008 is primarily attributable to costs related to the expansion into Canada, including related software and training costs, along with an increase in expenditures related to travel training in the U.S.

Parent

Nine months ended September 30,	2008	2007	Change

Net revenues	$70,437	$400	n/m

Operating expenses	$9,858,648	$5,726,234	72.2%

Loss from operations	$(9,788,211)	$(5,725,834)	70.9%

Net Revenues

•	Other income increased approximately $70,000 as a result of third party use of the company jet.

Operating Expenses

•
Depreciation and amortization was $684,559 in the first nine months of 2008, compared to $200,363 in the corresponding first nine months of 2007. The increase in depreciation and amortization is primarily attributable to the renovations to our current headquarters, which have increased their depreciable value.

•
General and administrative expenses increased $3,610,639 to $9,136,510 in the first nine months of 2008 from $5,525,871 in the first nine months of 2007. As a percentage of total net revenues, the expenses were 7.0% in 2008 and 5.8% in 2007. The increase in general and administrative expense in 2008 is attributable to:

▪	Sarbanes-Oxley compliance consultant fees of approximately $470,000. Approximately $190,000 of this expense related to fiscal year 2007 testing performed in 2008.
▪	Equity compensation of $510,000 for certain marketing services.
▪
Legal fees increased by approximately $1.2 million as a result of work done relating to the Canadian expansion, and an increase in expenses surrounding general compliance, both domestic and international as well as $556,880 resulting from the Company’s defense against the suit filed by the California Attorney General’s office. We expect a portion of these fees to be reimbursed by our insurance carriers.

▪	Building overhead increased approximately $300,000.
▪	Insurance costs increased approximately $200,000 as a result of an increase in corporate coverage.

Variability of Results

Our travel products and services gross bookings have increased from the third quarter of 2007 to the third quarter of 2008 due to increase in the number of hosted online travel stores and an increase in products and services sold by travel agencies utilizing our unique private label agent only web-based booking site. Cost of travel revenues have similarly increased from the third quarter of 2007 to the third quarter of 2008.

As a result of our operating history in online commerce, we are unable to accurately forecast our revenues. Our current and future expense levels are based predominantly on our operating plans. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on our business, operating results and financial condition. Further, we currently intend to increase our operating expenses primarily in the travel area to develop and offer new and expanded travel services and other services and to develop our technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, our operating results will fluctuate and net losses in a given period may be greater than expected.

We expect to experience fluctuations in our future quarterly operating results due to a variety of other factors, many of which are outside the our control. Factors that may adversely affect our quarterly operating results include, but are not limited to (i) our ability to retain existing customers, Reps and RTAs, attract new customers, Reps and RTAs at a steady rate and maintain customer, Rep and RTA satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, (iii) the announcement or introduction of new or enhanced sites, services and products by us or our competitors, (iv) general economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us, (vi) our ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on our online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (x) governmental regulation, (xi) legal challenges to our business and (xii) unforeseen events affecting the travel industry.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the first nine months of 2008 and 2007:

Nine months ended September 30,	2008	2007

Net cash provided by (used in):
Operating activities	$6,143,938	$10,276,235
Investing activities	(7,955,552)	(6,161,732)
Financing activities	669,930	352,718

Net increase (decrease) in cash	$(1,141,684)	$4,467,221

Net cash provided by operating activities in the first nine months of 2008 was $6,143,938 compared to cash provided by operating activities of $10,276,235 in the first nine months of 2007.

Net cash used in investing activities was $7,955,552 during the first nine months of 2008 compared to $6,161,732 used in the first nine months of 2007. This $1,793,820 increase in cash consumed was primarily related to an increase in purchases of property and equipment of $1,579,529 as well as $149,119 related to the acquisition of a travel agency in Ontario, Canada. The increase in property and equipment resulted primarily from the acquisition of an executive jet for $1.3 million and approximately $3.7 million related to the ongoing construction of our new corporate headquarters.

Net cash provided by financing activities was $669,930 and $352,718, respectively, for the nine months ended September 30, 2008 and 2007. Net cash provided by financing activities in the nine months 2008 resulted primarily from a $434,076 bank overdraft, $254,295 in proceeds from the exercise of common stock warrants issued by us partially offset by $16,431 in principal payments on long-term debt. During the first quarter of 2008, we deposited funds in connection with our obtaining a Standby Letter of Credit of $1.9 million collateralizing the obligations of our Sales Director-level Reps’ under two cruises that they booked, of which $357,167 was released during the first quarter to the cruise line as a deposit due on such cruises. During the second quarter of 2008, both cruises set sail and all funds were released under this Letter of Credit to satisfy our obligations to the cruise line. Also during the first quarter of 2008, a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as our new corporate headquarters was released but subsequently surrendered by us in partial repayment of the principal amount outstanding under such indebtedness. Cash provided by financing activities in the nine months 2007 was primarily attributable to $768,969 in proceeds from the exercise of common stock warrants issued by the Company and $412,000 in proceeds from the exercise of common stock options partially offset by our repayment of the December 31, 2006 bank overdraft balance of $812,464.

As of September 30, 2008, we had $588,886 in cash and cash equivalents and $1.0 million in short-term investments classified as available-for-sale securities. These investments were comprised of auction rate securities (“ARSs”) which the investment bank that held those securities offered to purchase on October 1, 2008 after a settlement was reached between the investment bank and the Commonwealth of Massachusetts along with other regulators. We agreed to the offer and received $1.0 million in proceeds on October 7, 2008. We also reported a bank overdraft of $434,076 as of September 30, 2008 which resulted from checks cut during the last week of the period that had not yet cleared the bank. This overdraft was covered by receipts of cash in the subsequent period when the checks were presented to the bank. On November 6, 2008, we entered into a contract to sell the real property and named office equipment located at One Country Club View, Edwardsville, Illinois 62025. Pursuant to the terms of the agreement, the purchase price is $1.5 million of which $100,000 of earnest money was deposited by the buyer upon the signing of the agreement and is being held in escrow until the closing which is scheduled to occur on or before December 16, 2008. The closing is contingent upon the buyer obtaining 80% loan to value financing by December 5, 2008.

However, we cannot predict what the effect on our business might be from events that are beyond our control, such as the global credit and liquidity crisis. We will continually assess our cash flow needs. We have also slowed down the ongoing construction costs of our new corporate headquarters as our revenue growth has not kept pace with prior trends. We have not pursued any credit facilities at the current time from which we may draw for our liquidity needs. In July 2006, we borrowed $2.5 million from Meridian Bank, controlled by Timothy Kaiser, M.D. and Clay Winfield, two members of our Board of Directors, in connection with our acquisition of the land and building which houses our corporate headquarters in Wood River, Illinois, in a transaction that was approved by the independent members of the Company’s Board of Directors. On October 10, 2008, Meridian Bank was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking. Subsequently the Federal Deposit Insurance Corporation (“FDIC”) was named Receiver.  The closure of Meridian Bank will not impact our liquidity as the terms of our note will not change under the terms of the loan contract because they are contractually agreed to in the promissory note with the failed institution. Our lack of external financing sources may limit our ability to continue to grow and to achieve strategic business objectives that may be targeted by our Board of Directors. Such limitations may have an adverse impact on our financial position, results of operations and liquidity.

As shown in the accompanying financial statements, the Company has incurred losses from operations for the nine months ended September 30, 2008 of $3,351,570. In addition, current economic conditions and other factors have led to a fall off in the number of active RTAs in the Company. The number of active online travel store sites during the first nine months of 2008 has declined by a net of 17,188 sites to 114,614 active RTA online travel stores from the 131,802 reported as of December 31, 2007. Management has taken several actions to ensure that the Company will continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization. In addition, the Company has instituted more efficient management techniques through better utilization of technology. The Company is also evaluating the sale of certain non-core assets and raising new capital for future operations. Management believes these factors will contribute toward achieving profitability. However, there can be no assurance that the Company will be successful in achieving its objectives.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

In October 2008, the FASB issued FSP 157-3 to clarify the application of SFAS No. 157, which we partially adopted as of January 1, 2008, in cases where a market is not active.  We have considered the guidance provided by FSP 157-3 and determined that there was no impact on estimated fair values as of September 30, 2008.

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

Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report, including without limitation statements regarding our financial position, business strategy and the plans and objectives of our management for future operations are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to our Company or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, and capacity and supply constraints. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons that are detailed below. The fact that some of these risk factors may be the same or similar to those in our past SEC reports means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported. The fact that certain risks are common in the industry does not lessen their significance. The forward-looking statements contained in this report, are made as of the date of this report and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•	Our ability to attract and maintain a sufficient number of Affiliates, Reps and RTAs;
•	Our dependence upon a direct sales model to distribute our products;
•	Activities of our independent Affiliates, Reps and RTAs;
•
Our planned expansion into international markets, including delays in commencement of sales in any new market, delays in compliance with local marketing or other regulatory requirements, or changes in target markets;

•	Rigorous government scrutiny of multilevel marketing practices;
•	Potential political events, economic events, natural disasters or other events that may negatively affect economic conditions;
•	Potential effects of adverse publicity regarding the Company, its Affiliates, Reps and RTAs or the direct selling marketing industry;
•	Reliance on key management personnel;
•	Extensive government regulation of the Company’s products, services and direct selling system;
•	Potential inability to sustain or manage growth, including the failure to continue to develop new products;
•	An increase in the amount of Affiliate, Rep and RTA incentives;
•	Our reliance on the use of information technology;
•	The adverse effect of the loss of a high-level sponsoring Rep, together with a group of leading Reps in that person’s downline;
•	The loss of market share or Affiliates, Reps or RTAs to competitors; and
•	The outcome of regulatory and litigation matters.

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

During the nine months ended September 30, 2008, we implemented a new consolidation and financial reporting software package, SAP, to enhance our worldwide consolidation function. This software implementation is part of an ongoing effort to improve the effectiveness of our financial reporting process. In connection with this implementation, during the third fiscal quarter of 2008, we have continued to modify the design, operation and documentation of our internal control processes impacted by the new software.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 4, 2008, a civil action was filed against three subsidiaries of our Company and certain of our executive officers in the Superior Court of California, County of Los Angeles, by the California Attorney General. The complaint alleges that the defendants violated California’s unfair competition, anti-pyramid and advertising laws. The complaint was filed after eighteen (18) months of dialogue, initiated by us with the Attorney General to discuss the implementation of a new California law and its potential effect on our business model. Throughout these discussions, which broadened over time, we have consistently cooperated with the state’s information requests.  We believe that we have operated in full compliance with California law and intend to vigorously defend the case.

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against our Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois.  The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois.  The two cases have now been assigned to the same judge and our responses to both complaints will be due no earlier than November 25, 2008.  We believe we have meritorious defenses and intend to vigorously defend these cases.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 5, 2008, the Company filed a Current Report on Form 8-K reporting the September 3, 2008 resignation of John D. Simmons from the Company’s Board of Directors. Mr. Simmons’ resignation was prompted by his belief that as a general matter he could not effectively influence the practices of the Company’s management. Mr. Simmons has not furnished the Company with any written correspondence concerning the circumstances surrounding his resignation. Mr. Simmons was considered an independent director by the Company and was a member of the Company’s Investment Committee.

Item 6. Exhibits

10.1
Sales Contract, effective as of November 6, 2008, by and between Prestige Management Services, LLC and the Company with respect to that real property and certain office equipment located at One Country Club View, Edwardsville, Illinois 62025, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on November 12, 2008.

10.2	Offer to Purchase, effective as of November 12, 2008, by and between Espectra Aviation Inc. to sell a 1980 Learjet 35A aircraft.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* These certifications are attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. Signed originals of these written statements required by Section 906 have been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YTB International, Inc

/s/ J. Scott Tomer
J. Scott Tomer
Director and Chief Executive Officer
Dated: November 14, 2008

/s/ John D. Clagg
John D. Clagg
Chief Financial Officer
Dated: November 14, 2008