Form 10-K
period 2008-12-31
YTB International, Inc.
filed 2009-03-16
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

Commission file number 0-18412

YTB INTERNATIONAL, INC.
(Exact  name of registrant as specified in its charter)

Delaware	20-2181181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1901 East Edwardsville Road
Wood River, Illinois 62095
(Address of principal executive offices) (Zip Code)

(618) 655-9477
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.001 per share	Class B Common Stock, par value $0.001 per share
(Title of class)	(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock (which converts to Class A shares on a one-for-one basis when sold) held by non-affiliates as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $96.4 million based upon the closing price of $1.65 on June 30, 2008, as reported by the Over-the-Counter Bulletin Board (“OTC-BB”).  As of the close of business on March 9, 2009, there were total shares outstanding of 69,741,312 and 34,051,629, respectively, of the registrant’s Class A Common Stock and Class B Common Stock (excludes 3,268,554 shares of restricted Class A Common Stock and 6,537,108 shares of restricted Class B Common Stock that have been granted and are being held in escrow but have not yet vested and are therefore not treated as outstanding).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders, expected to be held on or about June 15, 2009, are incorporated by reference into Part III of this Form 10-K where indicated.

Table of Contents

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	58

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	59*
Item 11.	Executive Compensation	59*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59*
Item 13.	Certain Relationships and Related Transactions, and Director Independence	59*
Item 14.	Principal Accountant Fees and Services	59*

PART IV
Item 15.	Exhibits and Financial Statement Schedules	60

Index to Exhibits		61

Signatures		64

Index to Financial Statements, Financial Statement Schedules		65

*       Portions of the Issuer's Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated herein by this reference.

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including those contained in Item 1A in this Annual Report on Form 10-K as may be updated from time to time in our future filings with the SEC.

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

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART I

On July 31, 2007 (the “Reclassification Date”), we filed an Amended and Restated Certificate of Incorporation which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and increased the Company’s total authorized capital. Stockholders of record on the Reclassification Date received two shares of Class B Common Stock and one share of Class A Common Stock in exchange for each share of existing common stock held as of the Reclassification Date. All shares and per share amounts in this Annual Report on Form 10-K reflect this reclassification.

Item 1.  Business.

YTB International, Inc., a Delaware corporation (the “Company”, “YTB” or “We”) is a leader in the travel services business and has operated in the travel services industry for 27 years. We offer an interactive, real-time travel booking engine with access to travel inventories with leading travel industry suppliers to our licensees and to small office and home office entrepreneurs and independent travel agencies. Our revenue stream is comprised primarily of proceeds from initial Internet Business Center (“IBC”) sales, monthly web-hosting fees from our Referring Travel Agents (or Referring Travel Affiliates in Canada, “RTAs”), and commissions on the sale of travel products.

We believe that we are at the forefront of several growing trends: increased consumer spending in the travel industry, the boom in home-based businesses and the growing acceptance of conducting retail business on the Internet. With job security and the ability to spend time with family as ever increasing concerns, the ability to own a home-based business is becoming an increasingly attractive option. As more people use the Internet to become better informed and to save time and money, we believe that online travel planning will continue to make tremendous inroads in the marketplace. In addition, the “baby boomer” generation is starting to retire, which may increase the demand for additional leisure travel. As a result, luxury cruise ship companies and resort builders are gearing up for a new wave of retirees, which we believe will add to the demand for travel-related products and services.

We conduct our business operations primarily through three distinct wholly-owned subsidiaries: (i) YTB Travel Network, Inc., together with its subsidiary YTB Travel Network of Illinois Inc., which licenses and services our RTAs; (ii) YourTravelBiz.com, Inc., which uses a referral marketing system to offer and sell IBCs; and (iii) REZconnect Technologies, Inc., which operates a franchise chain of travel agencies and also acts as a host agency for traditional “brick and mortar” travel companies.

While previously concentrating on the establishment of our “brick and mortar” franchise operations, our management recognized that margins in the travel agency industry are generally shrinking, due in large measure to reductions by airlines in commission rates and to greater competition throughout the industry. To combat these trends and strengthen our competitive position, we sought to bring an advanced technology to the home-based travel and lodging industry by investing in software development and offering new IBC opportunities.   All travel arrangements from the IBCs that we host are serviced by the divisions of the Company. As of December 31, 2008, there were 92,383 such online sites in operation.

We were originally incorporated in the State of New York in June 1982 as Travel Network, Ltd., doing business as Global Travel Network. Summary information regarding the development of our business is found below under the heading “Corporate History.”

Our Class A Common Stock is quoted on the Over the Counter Bulletin Board Exchange (“OTC-BB”) under the symbol “YTBLA.OB.”  We intend to apply for listing on a national securities exchange, when appropriate, although no assurances can be given in this regard.  In 2008, we submitted to a Financial Industry Regulatory Authority (“FINRA”) member firm the requisite paperwork to be filed with FINRA to have our Class A Common Stock quoted on the OTC-BB.  Previously, our Class A Common Stock was quoted on the Pink Sheets because we had been delinquent in 2005 and part of 2006 in filing our periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Current Operations

Our three distinct, wholly-owned subsidiary divisions operate as follows:

YTB Travel Network, Inc. (and its subsidiaries)

YTB Travel Network, Inc.’s (together with its domestic and international subsidiaries collectively “YTB Travel ”) business is comprised of arrangements to sell airline tickets, cruise packages and other services, plus travel sales, from the 92,383 RTAs’ IBCs that it hosts. YTB Travel handles travel processing, document distribution and travel commission payments, including tracking transactions for each of the sites. RTAs are educated through our numerous travel training courses. This training is accomplished through a combination of Company conference calls, e-training modules and hands-on certification seminars.  RTAs earn transactional compensation from travel purchased from their respective IBCs.

YourTravelBiz.com, Inc. (and its subsidiaries)

YourTravelBiz.com, Inc. together with its domestic and international subsidiaries (collectively “YTB Marketing”) conducts business through the development, training, and support of its sales force. There are currently 8,337 “Independent Marketing Representatives” (each, a “Rep”), who are qualified to participate in the network markerting compensation plan of YTB Marketing. In order to qualify for this compensation, Reps must personally make three IBC sales.

Reps are independent contractors who primarily work from their homes. In addition to earning compensation on personal IBC sales, Reps may also build a sales force from whom they receive override compensation on IBC sales. Reps may utilize a number of methods to sell IBCs including the use of informational meetings and events, local advertising, and one-on-one meetings.

YTB Marketing was created to financially reward Reps for the sale of IBCs in a referral marketing compensation program. YTB Marketing generally charges an initial fee of $449.95 for the setup of an IBC plus $49.95 per month for web-hosting fees.

 REZconnect Technologies, Inc.

REZconnect Technologies, Inc. (“REZconnect”) operates a franchise chain of travel agencies and also acts as a host agency for traditional “brick and mortar” travel companies.  All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by REZconnect are made through its independent agencies and franchisees, or through its interactive websites. REZconnect sells and services travel stores within the travel industry.  REZconnect operates under the following brands: Travel Network™, Global Travel Network™, Travel Network/Vacation Central™, and Vacation Central™.

Supplier Relationships

We conduct our operations through relationships with various travel suppliers, such as airlines, hotels and automobile rental companies.   We serve as a portal and thus have few direct contracts with suppliers.

Segments

We operate in the following two business segments: marketing of IBCs including the development of a sales network (“Marketing”); and sale of travel through IBCs (“Travel”). Our business segments operate primarily in the United States, but also have operations in Canada and are structured for potential additional international growth.

Prior to the second quarter of 2007, we had reported in three operating segments, Marketing, Travel and Technology. The Marketing segment was comprised of the YTB Marketing subsidiary and the Travel segment was comprised of the YTB Travel subsidiary and an applicable portion of the operations of the REZconnect subsidiary, with the remaining portion of REZconnect reported in the Technology segment. During the second quarter of 2007, we collapsed the Technology segment into the Travel segment as the amounts related to Technology were immaterial.

See Note 22 – “Segment Information” to the consolidated financial statements for summarized financial information concerning our reportable segments.

Intellectual Property

We operate our businesses under various trade names including, “YourTravelBiz.com,” “YourTravelBiz™,” “YTB Travel and Cruises™,” “Travel Network™,” “YTB Travel Network™,” “Sunrise Travel Service,” “Global Travel Network™,” “Travel Network Vacation Central™,” “Vacation Central™,” and “YTB.com™,” as well as websites “Bookmytravel.com™,” and “REZconnect.com™.”

We regard our technology and other intellectual property, including our brands, as a critical part of our business. We protect our intellectual property rights through a combination of copyright, trademark, trade secret and confidentiality procedures, which is subject to certain risks.  See Item 1A for a description of such risks.

Competition and Customer Base

The travel industry is highly diverse, specialized and one of the most competitive industries in the United States. Much of the travel business is niche oriented and is highly price sensitive. Many of our competitors are much more highly capitalized. One of the principal functions of our share exchange transaction and reincorporation in late 2004 (as described in “Corporate History” below) was to position our Company to be more competitive.

We have the characteristics of both an online travel provider and a “brick and mortar” travel agency, because we offer travel-related products through traditional “brick and mortar” travel agencies and online sites. This unique positioning results in our having few direct competitors.  Our competition can be classified into three separate types of companies: online travel providers; retail travel providers; and electronic distributors of travel information and services. Websites such as Travelocity.com™, Priceline.com™, Expedia.com™ and Orbitz.com™ are online retailers of travel, unlike YTB Travel which serves in a facilitator function only. In addition, the YTB Travel target markets serve as direct referrals for our Company’s RTAs. Travelocity, through its subsidiary World Choice Travel, a competitor, is now a revenue-generating preferred supplier for air ticketing, car rental and hotel on our IBCs.

Because of our direct marketing approach and our diverse customer base, we are not dependent on any major customers for a significant portion of our revenues. There are currently other direct network marketing companies specializing in the marketing of online travel businesses similar to YTB Marketing. Our franchise travel agency business is also subject to competition.

Regulatory Framework

Our current and prospective operations within the travel services industry are not restricted to a material extent by any current or proposed governmental regulations, and governmental approval is not required for the conduct of our business (other than ordinary course travel licenses, multilevel distribution company registration, and similar approvals). Similarly, environmental laws do not materially limit or materially impact our operations, and compliance with environmental laws does not impose a material cost on our business. YTB Marketing, whose Reps market the IBCs of YTB Travel, is subject to the various state and federal laws and regulations governing the structure and conduct of network marketing companies.

Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations, and court cases. Illegal schemes, typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics, and claims of huge and quick financial rewards requiring little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise's products, rather than on investments in the organizations or on other criteria or activity that are not related to retail sales. Where required by law, we obtain regulatory approval of our network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

In addition to federal regulation in the United States, each state has enacted its own "Little FTC Act" to regulate sales and advertising. Occasionally, we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have, from time to time, modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with the laws and regulations relating to network marketing activities in our current markets.  Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Reps or RTAs could be found not to be in compliance with applicable laws and regulations. Failure by a Rep or RTA, or by us, to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential Reps or RTAs, or enter into new markets. In the United States, the Federal Trade Commission (“FTC”) has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and the payment of large fines. Although, to our knowledge, we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future.

On April 5, 2006, the FTC released a proposed rule, The Business Opportunity Rule. This proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans. The Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or it may change significantly before it is implemented. If this proposed rule were adopted as it is currently proposed, it would require us to change some of our current practices regarding pre-sale disclosures. The proposed rule, if enacted in its current form, would likely cause us, as well as most other direct sellers, to be regulated as a seller of business opportunities in the United States.  Under the current Business Opportunity Rule, we do not qualify as a seller of a business opportunity because we offer U.S. distributors the opportunity to join our business for $449.95, below the $500 threshold required for a company to be subject to the current rule.  The proposed rule would eliminate that threshold.  In addition, the proposed rule would require all sellers of business opportunities to deliver written disclosure of certain information to a prospective purchaser seven days prior to the time the prospective purchaser could sign any agreement or make any payment in connection with the business opportunity.  The information that a seller of a business opportunity would have to provide all prospective purchasers would include: (1) the seller’s and rep’s identification information, (2) whether an earnings claim is made and, if so, a detailed earnings claim statement with substantiating information and certain representations relating to the earnings of other business opportunity purchasers, (3) legal actions involving deceptive practices or other matters filed against the seller, its affiliates and other related parties and/or the presenting distributor in the last 10 years, (4) whether a cancellation or refund policy is available and, if so, a statement describing the policy, (5) the number of business opportunity purchasers that have canceled within the past two years, and (6) a reference list of the 10 nearest current or past business opportunity purchasers, with personal information available to allow the prospective purchaser to contact a listed purchaser.  We, along with the Direct Selling Association ("DSA"), other direct selling companies, and other interested parties have filed comments with the FTC opposing adoption of the proposed rule in its current form and suggesting alternative means to regulate fraudulent business activities without imposing undue burdens on legitimate companies in the direct selling industry. If The Business Opportunity Rule is adopted as proposed, it could negatively impact our business and harm our ability to attract new Reps and RTAs in the United States.

We cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. It is possible that future legal requirements may require that we revise our network marketing program. Such new requirements could have a material adverse effect on our business, results of operations, and financial condition.

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

In September 1999, Playorena, Inc., a public shell company, acquired the outstanding equity of GTN in exchange for 5,063,379 shares of Playorena’s common stock (including 123,292 shares reserved for issuance upon the exercise of certain warrants previously issued by GTN and 4,931,087 shares issued to equity holders of GTN), representing 94.5% of the issued and outstanding common stock of Playorena, Inc. upon completion of the share exchange. Following the merger with Playorena, Inc., the surviving entity’s name was changed to ETRAVNET.COM, Inc., and its common stock was quoted on the OTC-BB under the symbol “ETRV,” and, subsequently, under the symbol “ETVT.” In August 2001, ETRAVNET.COM, Inc. changed its name to REZconnect Technologies, Inc., and its common stock was thereafter quoted under the symbol “REZT.”

In December 2004, we acquired all of the issued and outstanding stock of YourTravelBiz.com, Inc., then a privately-held Illinois corporation, pursuant to a share exchange transaction. In this transaction the stockholders of YourTravelBiz.com, Inc. received, in exchange for 100% of YourTravelBiz.com, Inc.’s capital stock, 11,522,376 newly issued shares of our capital stock (the “Exchange Stock”). The number of shares of Exchange Stock issued was one share greater than the total number of then-outstanding shares of our stock and consisted of 7,430,000 shares of our common stock and 4,092,376 shares of our Series B Convertible Preferred Stock (“Series B Stock”). The Series B Stock was created and issued because we did not have a sufficient number of authorized and un-issued shares of our common stock available for issuance to the YourTravelBiz.com, Inc. stockholders in the transaction. Each share of Series B Stock was converted into one share of our common stock on January 9, 2005. The issuance of the Exchange Stock was not registered, as the transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

Effective January 4, 2005, we reincorporated in Delaware, changed our name to YTB International, Inc., and increased the number of authorized shares of our common stock to 50,000,000. A principal result of the share exchange transaction was the creation of our current multiple subsidiary operating structure. As a further result of the share exchange transaction, our trading symbol on the OTC-BB was changed to “YTBL.OB.” When our common stock was removed from quotation on the OTC-BB and began to be quoted on the Pink Sheets in 2006, our trading symbol became “YTBL.PK.” On April 17, 2008, our common stock was once again approved to be listed on the OTC-BB.  Commencing on May 19, 2008, our Class A Common Stock trades solely on the OTC-BB under the symbol “YTBLA.OB.”

On July 31, 2007, the Reclassification Date, we filed our Amended and Restated Certificate of Incorporation, previously approved by our stockholders at our 2007 annual meeting of stockholders on June 11, 2007, which authorized the issuance of two classes of common stock - Class A Common Stock (300,000,000 shares authorized) and Class B Common Stock (100,000,000 shares authorized) - and an increase in our total authorized capital. This amendment and restatement enabled a reclassification of our then-existing common stock, par value $0.001 per share (“Old Common Stock”) into Class B Common Stock and an accompanying stock dividend (collectively, the reclassification and the stock dividend, the “Reclassification”) pursuant to which stockholders of record received one share of Class A Common Stock and two shares of Class B Common Stock for each share of Old Common Stock held as of the Reclassification Date.

On August 1, 2007, immediately following the effectiveness of the Reclassification, we announced that the new ticker symbol for our new Class A Common Stock was “YTBLA”. Our Class B Common Stock is convertible into our Class A Common Stock (on a one-share-for-one-share basis).  Our Class B Common Stock has experienced very limited and sporadic trading, and as such, no established public trading market exists for our Class B Common Stock.

Employees

As of March 9, 2009, we had a total of 283 full-time employees and 5 part-time employees (which excludes Reps and RTAs, who are independent contractors and not employees). Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that we enjoy good relations with our employees.

Recent Milestones and Achievements

During 2008, we were named the 26th largest travel agency in the United States by Travel Weekly for the year ended 2007. Reflecting on our growing prominence in the travel industry, in 2007, YTB Travel’s Chief Executive Officer, Kim Sorensen, was named among The 33 Most Influential People in the Travel Industry. During fiscal 2007, the aggregate value of the retail travel services that have been booked by our RTAs and independent franchisees surpassed $400 million.

Only the commissions paid by travel suppliers are included in our financial results, as we are not the merchant of record for these transactions.

In September 2007, we were admitted as a member company of the DSA, a national trade association of leading firms that manufacture and distribute goods and services sold directly to consumers. We thereby joined the ranks of DSA’s more than 220 active and pending member companies in the United States. Our membership in DSA requires us to maintain certain levels of ethical conduct and service in our marketing and direct sales activities, in conformity with DSA’s Code of Ethics and DSA’s stated mission—“to protect, serve and promote the effectiveness of member companies and the independent business people they represent” and “to ensure that the marketing by member companies of products and/or the direct sales opportunity is conducted with the highest level of business ethics and service to consumers.”  Our status with the DSA has continued in place through the date of this report.

Geographical Financial Information

See Note 22 – “Segment Information” to the consolidated financial statements for summarized financial information concerning our geographical financial information.

Seasonality

We experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book travel for leisure purposes rather than for business. Gross bookings for leisure travel are generally highest in the first and second calendar quarters as customers plan and book their spring and summer vacations. However, net revenue is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first and second calendar quarters and our net revenue is typically highest in the second and third calendar quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the continued growth of our international operations or a change in our product mix.

Available Information

More information about us can be found on our website at www.ytbi.com.  On this website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

References to “us,” “we” and “our” refer to the Company.  The following risk factors could adversely affect our business, results of operations and financial condition. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us may also negatively impact us and our travel sales.

There is a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our loss from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in Note 2 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to execute our plan successfully or otherwise address these matters. If we fail to do so for any reason, we potentially would not be able to continue as a going concern.

Global economic conditions may continue to have an adverse effect on our business and financial performance.

Travel expenditures are sensitive to personal and business discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. In the second half of 2008, there was a rapid softening of domestic and global economic conditions, and the outlook for 2009 is uncertain. This slowing of the domestic and global economies has increased unemployment and reduced the financial capacity of both corporate and leisure travelers, thereby slowing spending on the services we provide. The continuation, or worsening, of domestic and global economic conditions could continue to adversely affect our businesses and financial performance.

Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of our travel suppliers, thereby increasing the risk of non-performance by such suppliers.  This could, in turn, adversely affect our financial results.

Declines or disruptions in the travel industry could adversely affect our business or financial performance.

Our business and financial performance are affected by the health of the worldwide travel industry, including by decreases in hotel occupancy rates, hotel average daily rates, decreases in airline capacity or rising airline ticket prices, all of which we have recently experienced. Events or weakness specific to the air travel industry that could negatively affect our business also include continued fare increases, travel-related strikes or labor unrest, bankruptcies or liquidations and fuel price volatility. Additionally, our business is sensitive to safety concerns, and thus, our business has in the past and may in the future decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of natural disasters such as hurricanes or earthquakes or when travel might involve health-related risks. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business and financial performance over the short and long-term.

As a company that distributes products and services through a network marketing system, we experience constant turnover among our Reps and RTAs. Our failure to establish and maintain Rep and RTA relationships for any reason could negatively impact our sales of products and services and harm our financial condition and operating results.

We conduct marketing activities, book travel and sell related products exclusively through 8,337 independent contractors known as Reps and 92,383 RTAs (such numbers are provided as of December 31, 2008), and we depend upon them directly for substantially all of our marketing activities and travel bookings.  To increase our revenue, we must increase the number, and/or the productivity, of our Reps and RTAs.  Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of Reps and RTAs. The loss of a significant number of Reps and RTAs, including any key Reps and RTAs, together with Rep down-line sales organizations, could materially and adversely affect sales of our services and our travel bookings and could impair our ability to attract new Reps and RTAs.

Reps and RTAs have highly variable levels of training, skills and capabilities.  The turnover rate for our Reps and RTAs, and our operating results, can be adversely impacted if we and our upper-level Rep and RTA leadership do not provide the necessary mentoring, training and business support tools for new Reps and RTAs to become successful salespeople in a short period of time.

Our financial success and business reputation depend, in large part, on our Reps and RTAs, who are not employees and operate as independent contractors.

As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products.  We rely on non-employee, independent Reps and RTAs to market and sell our products and services.  Reps and RTAs are independent contractors who market, purchase, and/or sell our products and services to customers.  Reps and RTAs typically work on a part-time basis and likely will engage in other business activities, some of which may compete with us.  We have a large number of Reps and RTAs and a relatively small corporate staff to implement our marketing programs and to provide training and motivational support to our Reps and RTAs.  Our net sales are directly dependent upon the efforts of these non-employee, independent Reps and RTAs.  Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of new Reps and RTAs, retaining our existing Reps and RTAs, and in improving the productivity of our Reps and RTAs.

We can provide no assurances that the number of Reps and/or RTAs will increase or remain constant or that their productivity will increase.  We experienced a 44.3% decrease in active Reps and a 29.2% decrease in RTAs during 2008.  We experienced a 217.6% increase in active Reps and a 220.6% increase in RTAs during 2007.  The number of active Reps and RTAs may not increase and could decline in the future.  Reps and RTAs may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Reps and RTAs from year to year.  We cannot accurately predict any fluctuation in the number and productivity of Reps or RTAs because we primarily rely upon existing Reps to:  (1) sell IBCs to RTAs; (2) sponsor and train new Reps; and (3) motivate new and existing Reps.  Operating results could be adversely affected if our existing and new business strategies and products do not generate sufficient economic incentive or interest to retain existing Reps and to attract new RTAs and Reps.

The loss of a significant Rep or downline sales organization could adversely affect our business.  We rely on the successful efforts of our Reps who become leaders within our Compensation Plan.  Our Compensation Plan is designed to permit Reps to sponsor new Reps, creating multiple levels in the downline organization.  Sponsored Reps are referred to as "downline" Reps within the sponsoring Rep's "downline network."  As a result of this network marketing system, Reps develop business relationships with other Reps.  The loss of a key Rep or group of Reps, large turnovers or decreases in the size of the Rep force, seasonal or other decreases in sales volume reduction, the costs associated with training new Reps, and other related expenses may adversely affect our business, financial condition, or results of operations.  Moreover, our ability to continue to attract and retain Reps and RTAs can be affected by a number of factors, some of which are beyond our control, including:

•	General business and economic conditions;
•	Public perceptions about network marketing programs;
•	High-visibility investigations or legal proceeding against network marketing companies by federal or state authorities or private citizens;
•	Other competing network marketing organizations entering into the marketplace that may recruit our existing Reps or reduce the potential pool of new Reps; and
•	Changes to the Compensation Plan required by law or implemented for business reasons that make attracting and retaining Reps more difficult.

There can be no assurance that we will be able to continue to attract and retain Reps or RTAs in sufficient numbers to sustain future growth or to maintain our present growth levels, which could have a material adverse effect on our business, financial condition, or results of operations.

Our revenues are highly dependent on IBC hosting fees received from Affiliates, RTAs, travel agents and agencies.

Fees from hosting and sales of IBCs that we offer to home-based representatives make-up over 75% of our revenues as of December 31, 2008. While our business model is based primarily on IBC hosting of various products and services, we do intend to pursue other sources of revenue to lower this percentage. In the event that we are unable to do so, we will remain dependent on IBC hosting. The majority of our IBC hosting agreements are terminable at will or upon 30 days’ notice. While we are dependent on fees from IBC hosting, no single IBC hosting arrangement accounts for more than 1% of our IBC hosting revenues. In the event of a substantial decrease in the number of IBC hosting arrangements that we enter into or renew, or the fees we are able to charge for such arrangements, our financial condition, results of operations and future growth may be substantially impaired.

Since we cannot exert the same level of influence or control over our Reps and RTAs as we could were they our own employees, our Reps and RTAs could fail to comply with our Rep and RTA Policies and Procedures and Terms and Conditions, which could result in claims against us that could harm our financial condition and operating results.

Our Reps and RTAs are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if our Reps and RTAs were our own employees.  As a result, there can be no assurance that our Reps or RTAs will participate in our marketing strategies or plans, accept our introduction of new services or comply with our respective Rep and RTA Policies and Procedures and Terms and Conditions.

Our Policies and Procedures and Terms and Conditions for our Reps and RTAs differ according to the various legal requirements of each country in which we do business.  While our respective Policies and Procedures and Terms and Conditions are designed to govern Rep and RTA conduct and to protect the goodwill associated with our trademarks, they can be difficult to enforce because of the large number of Reps and RTAs and because of our Reps’ and RTAs’ independent status.  Violations by our Reps and RTAs of applicable law or of our Policies and Procedures and Terms and Conditions in dealing with customers or other third parties could reflect negatively on our services and operations, and harm our business reputation.  In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our Reps and RTAs.  If any of these events occurs, the value of an investment in our common stock could be impaired.

Because our earnings from IBC sales, monthly fees, commissions, training programs and marketing materials have exceeded marketing commissions and travel commissions paid out to our Reps and RTAs in the past, such a trend, if continued, could reflect our Reps’ and RTAs’ inability to achieve profitable results for themselves, which, in turn, could threaten the sustainability of our business model.

Our business model depends, to a significant extent, upon our ability to achieve a profit from the activities carried out by our Reps and RTAs on our behalf and to draw from their affiliation with our Company.  If Reps and RTAs are unable to operate their own marketing and/or IBC profitably within the framework of our organization, it could adversely impact Rep and RTA retention and could threaten the sustainability of our business model.

For the 2008 fiscal year, our revenues from IBC sales and monthly web-hosting fees paid by RTAs, along with revenues from training programs held and marketing materials sold to Reps and RTAs, exceeded the marketing commissions and travel commissions that we expended in payments to our Reps and RTAs.  If, and to the extent that, this excess reflected in our operating results actually reflects a deficit in the operating results of our Reps and RTAs in their marketing and travel-related activities within the YTB organization, such a deficit, if continued indefinitely, would reflect a negation of the financial incentive for Reps and RTAs to continue in their YTB-related activities on our behalf.  Any such negative financial results for our Reps and RTAs would adversely impact our ability to retain them within our organization, which, in turn, would call into question the sustainability of our business model and thereby harm our financial condition and operating results.

Our growth cannot be assured; even if we do experience growth, we cannot assure you that we will grow profitably.

Our business strategy is dependent upon the growth of our business. For us to achieve significant growth, potential Reps and RTAs, consumers and travel suppliers must accept our IBCs as a valuable commercial tool.  Travel suppliers will also need to accept or expand their use of our IBCs and to view our IBCs as an efficient and profitable channel of distribution for their travel products.

To a lesser extent, our growth is also dependent on our ability to broaden the appeal of our IBCs to business and other travelers. We have limited experience with corporate travel, and our ability to offer products and services that will attract a significant number of business travelers to use our services is not certain. Consumers who have historically purchased travel products through traditional commercial channels, whether by using local travel agents or by calling suppliers directly, must instead purchase these products on our RTAs’ IBCs.  If any of these initiatives are not successful, our growth may be limited and we may be unable to maintain profitability.

Our plans to pursue other opportunities for revenue growth and cost reduction are at an early stage, and we cannot assure you that our plans will be successful or that we will actually proceed with them as described.

If we fail to further penetrate and expand our business in existing markets, the growth in sales of our services, along with our operating results, could be negatively impacted.

The success of our business is to a large extent contingent on our ability to continue to grow by further penetrating existing markets, both domestically and, most recently, internationally.  Our ability to further penetrate existing markets in which we compete is subject to numerous factors, many of which are out of our control.  Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to participate in a network marketing business model.  Moreover, our growth will depend upon improved training and other activities that enhance Rep and RTA retention in our markets.  As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Adverse changes or interruptions in our relationships with travel suppliers could affect our access to travel offerings and reduce our revenues.

We rely on various agreements with our airline, hotel and auto suppliers, and these agreements contain terms that could affect our access to travel services and reduce our revenues. Most of the relationships we have are freely terminable by the supplier upon notice. The majority of our agreements with travel suppliers are one year agreements. None of these arrangements are exclusive, and any of our suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors.

We cannot ensure that our arrangements with travel suppliers will remain in effect or that any of these suppliers will continue to supply us with the same level of access to inventory of travel offerings in the future. If our access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it could have a material adverse effect on our business, financial condition or results of operations.

In addition, our travel suppliers have felt the impact of the global economic recession.  For example, several U.S. airlines have implemented capacity reductions and higher fares in the face of higher fuel prices and slower customer demand, and are under increased pressure to reduce their overall distribution costs.  As a result, our suppliers could attempt to terminate or renegotiate their agreements with us on more favorable terms to them, which could reduce the revenue we generate from those agreements.

Airline “journey controls” may reduce the number of low-priced connecting itineraries we can present to our customers.

Some carriers currently employ, or may adopt, “journey control logic” designed to enhance the management of airfares and seat availability for connecting itineraries, based on a traveler’s origin and final destination. Our software is capable of accommodating journey control restrictions, but only if the particular airline implements procedures to assure availability of information to our database and update it regularly. If the carrier does not implement these procedures to keep the database updated, then the journey control logic will cause some fare and flight combinations for connecting itineraries to be rejected by the airline. Consumers attempting to book a reservation on one of these itineraries will receive an error message indicating that the desired fare and flight combination is not available, which may affect their perception of the reliability of our service. We believe that our charter associate agreements and, as applicable, supplier link agreements with participating carriers require them to provide availability data on a timely basis to our database on our behalf. If airlines activate journey control restrictions, then our ability to present a large number of low-priced fare and flight combinations on connecting itineraries that can be successfully booked by consumers may be compromised. This could have a material adverse effect on our business and financial results.

A reduction in transaction fees or the elimination of commissions paid by travel suppliers could reduce our revenues.

The minimum transaction fees many of our airline suppliers have agreed to pay to us decrease in amount each year over the term of our charter associate agreements. In recent years, less than approximately 5% of our revenues came from transaction and segment fees paid directly by travel suppliers for airline bookings made by our customers through our online travel service. Where we have charter associate agreements with airline suppliers, these agreements obligate the airline to pay us transaction fees on published fares that are not less than certain agreed-upon floor rates for tickets sold through or on our RTAs’ IBCs. These minimum transaction fees decrease in amount each year and are expected to continue to decline on an annual basis as a percentage of gross revenues, among other reasons, because it is unlikely that any of our charter associate airlines will choose to pay us transaction fees above the minimum levels specified in our contracts. Furthermore, our charter associate agreements have defined durations, and we cannot assure you that our transaction fees will not be reduced or eliminated in the future or will remain competitive with market terms during the duration of the agreements.

Interruptions in service from third parties or transitions to new service providers could impair the quality of our service.

We rely on third-party computer systems and other service providers, including the computerized central reservation systems of the airline, lodging and car rental industries, to make airline ticket, lodging and car rental reservations and credit card verifications and confirmations. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. In the past, third parties like these have suffered system outages that have adversely affected the ability of their clients to offer travel services or to process booking transactions. Any future interruption in these, or other, third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. We work with many vendors in the telecommunications industry, including Broadview and Verizon for Internet access. If our arrangements with any of these third parties are terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

We rely on relationships with licensors for key components of our software.

We also rely on licensed technology and hire contractors to assist in the development and maintenance of our systems. Continued access to these licensors and contractors on favorable contract terms or access to alternative software licenses and information technology contractors is important to our operations. Adverse changes in any of these relationships could have a material adverse effect on our business, financial condition or results of operations.

We attempt to negotiate favorable pricing, service, confidentiality and intellectual property ownership or licensing terms in our contracts with all of our service providers. These contracts usually have multi-year terms. However, there is no guarantee that these contracts will not terminate and that we will be able to negotiate successor agreements or agreements with alternate service providers on competitive terms. Further, the existing agreements may bind us for a period of time to terms and technology that become obsolete as our industry and our competitors advance their own operations and contracts.

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We are and may, in the future, become party to litigation, including, for example, claims relating to advertising, unfair competition and anti-pyramid laws.  We are also subject to the risk of private party challenges to the legality of our network marketing program.  The multi-level marketing programs of other companies have been successfully challenged in the past. Currently, we are defending against two such cases.  The first, now pending in state court in California, involves claims brought by the Attorney General of California alleging violations of Section 17200 of the California Business and Professions Code.  The second, now pending in the United States District Court for the Southern District of Illinois, involves claims brought by private plaintiffs on behalf of a putative class alleging violations of the Illinois Consumer Fraud Act.  See Item 3 for additional information.

In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results.  An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems in any market in which we operate, could negatively impact our business.  It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

Our ongoing activities may require us to seek additional financing, which may not be obtainable or may be unduly onerous or dilutive.

Historically, we have financed operations through operating revenue and the sale of equity securities. Even if we are successful in raising additional capital to meet our working capital requirements, we may nevertheless need to obtain additional financing to fund ongoing operations or to expand our business through such measures as increases in sales and marketing expense, joint ventures, acquisitions or other strategic transactions we deem in the best interests of our Company. We would expect to seek such financing through bank borrowings and/or sales of our equity or debt securities. Particularly in light of existing uncertainty in the capital and credit markets, we can provide no assurance that sufficient financing will be available or desirable, or that our counterparties in any such financings would honor their contractual commitments.  In addition, any increases in general interest rates or the weakening in the credit markets could increase our cost of capital.   There can be no assurance that we will be able to obtain such financing as and when necessary to meet our operating requirements or expansion plans, if any, or that the terms of any available financing will not be unduly onerous or dilutive to our stockholders.

Failure to expand into, or to succeed in, new international markets will limit our ability to grow sales of our services.

We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts.  However, there can be no assurance that we would be able to enter new international markets on a timely basis, or that new markets would be profitable.  Our ability to capitalize on growth in new international markets and maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

•
the possibility that a foreign government might ban or severely restrict our business method of direct selling, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

•	the possibility that a government authority might impose legal, tax or other financial burdens on our RTAs or Reps, as direct sellers, or to the structure of our operations in various markets; and

•	the possibility that a government authority might challenge the status of our RTAs or Reps as independent contractors or impose employment or social security taxes on them.

Once we have entered a market, we must adhere to the regulatory and legal requirements of that market.  No assurance can be given that we would be able to successfully meet local regulatory requirements or attract local customers.  There can be no assurance that we would be able to obtain and retain necessary permits and approvals.

In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere.  It is difficult to assess the extent to which our services and sales techniques would be accepted or successful in any given country.

Additionally, in many markets, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local population to a new opportunity with our Company, or to make it more difficult for us to recruit qualified Reps.  There can be no assurance that, even if we are able to commence operations in new foreign countries, there would be a sufficiently large population of potential Reps and RTAs inclined to participate in a network marketing system or travel services opportunity offered by us.

We depend on the integrity and reliability of our information technology infrastructure, and any related inadequacies may result in substantial interruptions to our business.

Our ability to timely provide services to our Reps and RTAs and their customers depends on the integrity of our information technology system.  The most important aspect of our information technology infrastructure is the system through which we record and track Rep sales and RTA commissions, volume points, bonuses and other incentives.  We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors.  Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose our Reps and RTAs if the errors or inadequacies impair our ability to track sales and pay bonuses and other incentives.  Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all.  Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits, thereby harming our financial condition and operating results.

Rapid technological changes may render our technology obsolete or decrease the attractiveness of our products to our RTAs and consumers.

To remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our IBCs. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures and new business models. If competitors introduce new products embodying new technologies, or if new industry standards and practices emerge, our existing IBCs, technology and systems may become obsolete. Our future success will depend on our ability to accomplish the following:

•	enhance our existing products;
•	develop and license new products and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers; and
•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We may use new technologies ineffectively or we may fail to adapt our IBC transaction processing systems and network infrastructure to consumer requirements or emerging industry standards.  If we face material delays in introducing new services, products and enhancements, we may have difficulty enrolling and maintaining our Reps and selling and maintaining our IBCs, and customers and suppliers may forego the use of our products and use those of our competitors.

We may not protect our technology or other intellectual property effectively, which would allow competitors to duplicate our products.  This could make it more difficult for us to compete with them.

If our intellectual property is not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe upon the intellectual property rights of others, our financial condition and results of operations could be harmed.  Our success and ability to compete in the online travel industry depends, in part, upon our ability to timely produce innovative products and product enhancements that motivate our Reps and RTAs and their customers.  We attempt to protect our products and product enhancements under a combination of trade secret laws, confidentiality procedures and contractual provisions.  We rely primarily on trade secret laws and provisions in our contracts to protect our technology.  We own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold.

Laws and our actual contractual terms, regarding the protection of our intellectual property may not be sufficient to protect our technology from use or theft by third parties.

We may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights, or from independently developing non-infringing products that are competitive with, equivalent to, and/or superior to our products. We may have legal or contractual rights that we could assert against such illegal use, but monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect any infringement or misappropriation of our proprietary rights.  Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights is complex and expensive and could cause us to divert financial and other resources away from our business operations.  Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Any of these events could have a material adverse effect on our business, reputation, results of operations or financial condition.

Our business could be negatively affected by changes in search engine algorithms and dynamics.

We increasingly utilize internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our IBCs. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our IBCs can be negatively affected. In addition, a significant amount of our business is directed to our own IBCs through our participation in pay-per-click and display advertising campaigns on internet media properties and search engines whose pricing and operating dynamics can experience rapid change, both technically and competitively. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our IBCs or that of our third-party distribution partners, or if competitive dynamics further impact market pricing in a negative manner, our business and financial performance would be adversely affected.

If we do not attract and retain qualified personnel, we may not be able to expand our business.

Our business and financial results depend on the continued service of our key personnel, in particular J. Lloyd Tomer (Chairman of the Board), J. Scott Tomer (Chief Executive Officer) and J. Kim Sorensen (Vice Chairman of the Board).  Their relationship with our sales force and their experience and reputation are key factors in our business.  The loss of the services of our executive officers or other key personnel could harm our business and financial results.  Our success also depends on our ability to hire, train, retain and manage highly skilled employees.  We cannot assure you that we will be able to attract and retain a significant number of qualified employees or that we will successfully train and manage the employees we hire.

In the future, we may be responsible for withholding certain taxes relating to our Reps and RTAs, which could harm our financial condition and operating results.

Under current law, our Reps and RTAs in the United States and the other countries in which we operate are treated for income tax purposes as independent contractors and compensation paid to them is not subject to withholding by us.  The definition of independent contractor has been challenged in the past and any changes could possibly jeopardize the exempt status enjoyed by direct sellers and negatively impact our recruiting efforts.  The network marketing industry has strongly opposed such bills as they relate to direct sellers.  States have become increasingly active in this area as well.  To date, the status of direct sellers as independent contractors has not been affected.  However, there is no assurance that future legislation at the federal or state level, or in countries other than the United States, affecting direct sellers will not be enacted.

The federal, state, provincial, or local taxing authorities in any of the countries where the Company has Reps or RTAs could classify the Reps or RTAs as employees of the Company (as opposed to independent contractors).  In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent Reps or RTAs as employees, or if our Reps or RTAs are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security, unemployment insurance, workers compensation insurance, and related taxes in those jurisdictions, plus any related assessments, interest, and penalties, which could harm our financial condition and operating results.  Additionally, an adverse determination by any one taxing authority could influence the decisions of regulatory authorities in other jurisdictions.  Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential Reps and RTAs.

Our business is exposed to risks associated with online commerce security and credit card fraud.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers and those of our service providers may be vulnerable to viruses or other harmful code or activity transmitted over the Internet. While we proactively check for intrusions into our infrastructure, a virus or other harmful activity could cause a service disruption.

In addition, we bear financial risk from products or services purchased with fraudulent credit card data. Although we have implemented anti-fraud measures, a failure to control fraudulent credit card transactions adequately could adversely affect our business.

As a result of our operating history in online commerce and the variability that can be experienced by our operations, we are unable to accurately forecast our revenues.

Our current and future expense levels are based predominantly on our operating plans. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an adverse effect on our business, operating results and financial condition.

Due to the high level of competition in our industry, we might fail to increase our Rep and RTA base, which could negatively impact our sales of products and services.

In our efforts to attract and retain Reps and RTAs, we compete with other network marketing organizations, including those in the dietary and nutritional supplement, weight management product and personal care and cosmetic product industries.  Our competitors include both network marketing companies such as Alticor Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Nature’s Sunshine Products Inc., NuSkin Enterprises Inc. and USANA Health Sciences Inc., as well as “brick and mortar” travel agencies, and online travel providers.  Because the industry in which we operate is not particularly capital-intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our Reps and RTAs and customers.  In addition, the fact that our Reps and RTAs may easily enter and exit our network marketing program contributes to the level of competition that we face.  An RTA or Rep can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because, among other possible factors, (1) there is a low upfront financial cost generally $449.95 for an RTA plus monthly fees, and no upfront fee or monthly fees for a Rep, (2) we do not require any minimal amount of time spent working as a prerequisite to work as a Rep or RTA, (3) we do not insist on any special outside training as a prerequisite to becoming a Rep or RTA, and (4) we do not prohibit a new Rep or RTA from working with another company.  Our ability to remain competitive, therefore, depends, in significant part, on our success in recruiting and retaining Reps and RTAs through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives.  We cannot ensure that our programs for recruitment and retention of Reps and RTAs will be successful, and if they are not, our financial condition and operating results would be harmed.

Adverse publicity and negative public perception associated with our services, or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The size of our distribution network and the results of our operations may be significantly affected by the public’s perception of us and similar companies.  Our ability to attract and retain Reps and RTAs, and to sustain and enhance sales through our Reps and RTAs can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally.  This perception is dependent upon opinions concerning:

•	the reliability and quality of our services;
•	the safety and quality of similar services provided by other companies;
•	regulatory investigations of us, our competitors and our respective services;
•	the actions of our current or former sales force;
•	our network marketing program; and
•	the network marketing business generally.

Adverse publicity concerning any actual or purported failure by us or our Reps or RTAs to comply with applicable laws and regulations regarding service claims and advertising, the regulation of our network marketing program, the licensing of our services for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the reputation of our Company and could negatively affect our ability to attract, motivate and retain Reps and RTAs, which would negatively impact our ability to generate revenue.  We cannot ensure that all Reps and RTAs will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our services. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition, or results of operations.

Our network marketing program could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in those markets and harm our financial condition and operating results.

The violation of marketing or advertising laws by Reps in connection with the sale of our products and services, or the promotion of our Compensation Plan, could adversely affect our business.  New Reps and RTAs sign a written contract and agree to adhere to the YTB policies and procedures.  Although these policies and procedures prohibit Reps and RTAs from making false, misleading and other improper claims regarding products, services, or income potential from the distribution of the products and services, Reps and RTAs may, from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program.  They also may make statements regarding potential earnings, product or service claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters.  These violations may result in legal action against us by regulatory agencies, state attorneys general, or private parties.  Legal actions against our Reps, RTAs, or others who are associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system.  We take what we believe to be commercially reasonable steps to monitor the activities of our Reps to guard against misrepresentation and other illegal or unethical conduct by Reps and to assure that the terms of our policies and procedures and Compensation Plan are observed.  There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective.  Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Reps and RTAs and may have an adverse effect on our business, financial condition, and results of operations.

Network marketing is subject to intense government scrutiny and regulation, including, without limitation, federal and state regulation of marketing practices, and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities.  This adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.  Network marketing systems, such as ours, are frequently subject to laws and regulations that are directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based primarily on the sale of products rather than on investment in the sponsoring company.  The FTC has recently been very active in its enforcement of the FTC Act against network marketing or purported network marketing companies, having instituted several enforcement actions resulting in signed agreements and payments of large fines (consumer redress).  Although the Company has not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate the Company's activities in the future.

Regulatory authorities in one or more of our present or future markets could determine that our network marketing system does not comply with these laws and regulations or that it is prohibited.  Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, or results of operations.  Further, we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries, or we may be forced to alter our Compensation Plan.

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets.  This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales.  For example, the FTC released a proposed Business Opportunity Rule on April 5, 2006.  The proposed rule, if enacted in its current form, would likely cause us, as well as most other direct sellers, to be regulated as a seller of business opportunities in the United States.  Under the current Business Opportunity Rule, we do not qualify as a seller of a business opportunity because we offer U.S. distributors the opportunity to join our business for $449.95, below the $500 threshold required for a company to be subject to the current rule.  The proposed rule would eliminate that threshold.  In addition, the proposed rule would require all sellers of business opportunities to deliver written disclosure of certain information to a prospective purchaser seven days prior to the time the prospective purchaser could sign any agreement or make any payment in connection with the business opportunity.  The information that a seller of a business opportunity would have to provide all prospective purchasers would include: (1) the seller’s and Rep’s identification information, (2) whether an earnings claim is made and, if so, a detailed earnings claim statement with substantiating information and certain representations relating to the earnings of other business opportunity purchasers, (3) legal actions involving deceptive practices or other matters filed against the seller, its affiliates and other related parties and/or the presenting distributor in the last 10 years, (4) whether a cancellation or refund policy is available and, if so, a statement describing the policy, (5) the number of business opportunity purchasers that have canceled within the past two years, and (6) a reference list of the 10 nearest current or past business opportunity purchasers, with personal information available to allow the prospective purchaser to contact a listed purchaser.  We, along with the DSA, other direct selling companies, and other interested parties have filed comments with the FTC opposing adoption of the proposed rule in its current form and suggesting alternative means to regulate fraudulent business activities without imposing undue burdens on legitimate companies in the direct selling industry.  The Business Opportunity Rule is currently only a proposed rule.  If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or it may change significantly before it is implemented.  If The Business Opportunity Rule is adopted as proposed, it could negatively impact our business and harm our ability to attract new Reps and RTAs in the United States.

Our business may also be affected by other actions of governments to restrict the activities of direct selling companies for various reasons, including the limitation on the ability of direct selling companies to operate through direct sales without the involvement of a traditional retail channel. Foreign governments may also seek to require that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export quotas and restrictions on repatriation of foreign earnings may negatively affect our Company’s international operations. Governments may seek either to impose taxes on independent sales force members or to classify independent sales force members as employees of direct selling companies with whom they may be associated, triggering employment-related taxes on the part of the direct selling companies. The U.S. government may impose restrictions on our Company’s ability to engage in business in a foreign country in connection with the foreign policy of the United States.

Further, our international operations require us to comply with a number of U.S. and international regulations. For example, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our RTAs and Reps comply with the FCPA and applicable laws and regulations, if necessary, in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

Changes in consumer preferences could negatively impact our operating results.

Our business is subject to changing consumer trends and preferences (both on the level of our Reps and RTAs and on the level of consumers to whom our RTAs offer travel services and products).  Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.  Our failure to accurately predict these trends could negatively impact consumer opinion of our services, which in turn could harm our customer, Rep and RTA relationships and cause the loss of sales.  The success of our service offerings and enhancements depends upon a number of factors, including our ability to:
•	accurately anticipate customer needs;
•	innovate and develop new services or service enhancements that meet these needs;
•	successfully commercialize new services or service enhancements in a timely manner;
•	price our services competitively;
•	deliver our services in sufficient volume and in a timely manner; and
•	differentiate our service offerings from those of our competitors.

If we do not introduce new services or make enhancements to meet the changing needs of our customers in a timely manner, some of our services could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views of personal privacy rights or security breaches.

In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted in or from the governing jurisdiction.

We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business.

Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The trading price of shares of our Class A Common Stock is likely to be volatile.

The trading price of our Class A Common Stock has been and is likely to be subject to fluctuations.  Factors affecting the trading price of our Class A Common Stock may include:

•	fluctuations in our quarterly operating and earnings per share results;
•	material developments with respect to future acquisitions;
•	loss of key personnel, key Reps or key RTAs;
•	announcements of technological innovations or new services by us or our competitors;
•	delays in the development and introduction of new services;
•	our failure to timely address changing customer, RTA or Rep preferences;
•	legislative or regulatory changes;
•	general trends in the industry;
•	recommendations and/or changes in estimates by equity and market research analysts;
•	disputes and/or developments concerning intellectual property, including patents and litigation matters;
•	sales of Class A Common Stock by our existing holders, in particular sales by management;
•	securities class action or other litigation;
•	developments in our relationships with current or future Reps and RTAs, customers or suppliers;
•	general economic conditions, both in the United States and abroad; and
•	regulatory investigations or other litigation matters.

Our Chairman of the Board, together with his family members and affiliates, controls a substantial portion of our combined stockholder voting power, and his interests may be different from yours.

Our Chairman of the Board, J. Lloyd Tomer, together with his family (including his son, our Chief Executive Officer, J. Scott Tomer) and affiliates, has the ability to influence the election and removal of the members of our board of directors and, as a result, to influence the future direction and operations of our Company.  As of December 31, 2008, J. Lloyd Tomer, his family and affiliates beneficially owned common stock with voting power constituting approximately 45.8% of the combined voting power of our common stock (after factoring in the relative voting power of our Class A Common Stock and Class B Common Stock).  Accordingly, they may significantly influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets.  They may make decisions that are adverse to your interests.

Liquidity on the OTC-BB is limited and we may not be able to obtain listing of our Class A Common Stock on a more liquid market.

Commencing on May 19, 2008, our Class A Common Stock trades solely on the OTC-BB under the symbol “YTBLA.OB.”  The OTC-BB provides significantly less liquidity than national or regional securities exchanges.  Securities traded on the OTC-BB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  Quotes for stocks included on the OTC-BB are not listed in newspapers.  Therefore, prices for securities traded solely on the OTC-BB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price. We cannot give any assurance that we will be able to meet, or, if met, maintain, the listing standards of any national or regional securities exchanges.

Our Class A Common Stock has been thinly traded and the public market may provide little or no liquidity for holders of our Class A Common Stock.

Purchasers of our Class A Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.  There is currently a limited volume of trading in our Class A Common Stock.  Due to the historically low trading price of our Class A Common Stock, many brokerage firms may be unwilling to effect transactions in our Class A Common Stock, particularly because low-priced securities are subject to an SEC rule that imposes additional sales practice requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share).  We cannot predict when or whether investor interest in our Class A Common Stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

We may issue preferred stock in the future, with rights senior to our common stock.

We have authorized in our certificate of incorporation the issuance of up to five million shares of preferred stock.  We may issue shares of preferred stock in one or more new series.  Our board of directors may determine the terms of the preferred stock without further action by our stockholders.  These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.  Although we have no present plans to issue shares of preferred stock or to create new series of preferred stock, if we do issue preferred stock, it could affect the rights, or even reduce the value, of our common stock.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

The following table sets forth certain information concerning our principal facilities:

PROPERTY LOCATION	APPROXIMATE AREA IN SQUARE FEET	PRIMARY USES OF PROPERTY	SEGMENT	OWNERSHIP OR LEASE
1901 East Edwardsville Road
Wood River, Illinois	120,000	Corporate headquarters	All	Owned (1)

560 Sylvan Avenue		REZconnect Technologies, Inc.
Englewood Cliffs, New Jersey	2,000	(subsidiary) headquarters	Primarily Travel	Leased (2)

600 Country Club View Drive
2nd Floor
Edwardsville, Illinois	5,000	Administration	All	Leased (3)

#112 Magnolia Drive, Lot #9
Magnolia Commons
Glen Carbon, Illinois	5,500	Administration	All	Leased (4)

1151 Dundas St. West		Sunrise Travel Service retail
Mississauga, Ontario / Canada	618	travel agency	Primarily Travel	Leased (5)

#12 - 15243 91st Avenue
Surrey, British Columbia / Canada	1200	Administration	Primarily Travel	Leased (6)

Purdy's Wharf Tower 1
1959 Upper Water Street
Suite 1700 / 1800
Halifax, Nova Scotia / Canada	N/A	Administration	Primarily Travel	Leased (7)

(1) Subject to mortgage in original principal amount of $2.5 million, mortgage was renewed on July 26, 2008 for an additional 12 month period, which bears interest at a floating rate equal to the prime rate, plus 1.00%. Currently, $2.0 million of principal remains outstanding under such mortgage.
(2)  Lease term expires in April 30, 2013.
(3)  Lease term expires on October 31, 2010.
(4) Lease term expires on August 15, 2009.
(5) Lease term expires on June 30, 2009.
(6) Lease term expires on January 31, 2009.  Month-to-month rental subsequently.
(7) Lease term expires on July 20, 2009.

Owned Real Property

Headquarters Office. Our headquarters office is located at 1901 East Edwardsville Road, Wood River, Illinois 62095. We acquired the 12 acres of land on which our headquarters office is located, including the 100,000 square foot building that houses our headquarters office (collectively, the “Headquarters Property”) for $2.5 million on July 26, 2006. In December 2006, we acquired 1.08 acres of land that included a 20,000 square foot building contiguous to the current facility for cash consideration of $508,693 as part of the future facility plan for our corporate headquarters that we embarked upon back in July 2006. We financed the purchase of the Headquarters Property by borrowing $2.5 million from Meridian Bank, a local bank controlled by two of our directors.  This transaction was approved by the independent members of our Board of Directors.  The loan is evidenced by a note which was renewed on July 26, 2008, at a current principal sum of $1,995,989, which bears interest at a floating rate equal to the prime rate, plus 1.00% for a period of 12 months. Principal and interest are payable monthly on a 20-year amortization schedule for the next 12 months of the note after which the entire principal will be paid or the note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2009, the note is payable upon demand per the terms of the agreement. However, no demand has been made to date. The note is collateralized by a mortgage on the Headquarters Property dated July 26, 2006, and a Security Agreement dated July 26, 2008.  On October 10, 2008, Meridian Bank was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking. Subsequently the Federal Deposit Insurance Corporation (“FDIC”) was named receiver.  On February 13, 2009, FirstCity Servicing Corporation as Servicer for FH Partners LLC, Owner, purchased the note previously held by Meridian Bank and subsequently held by the FDIC as receiver.  The terms of the note did not change as a result of the purchase because those terms are contractually agreed to in the promissory note with the failed institution.

Besides the completion of $2.5 million in renovation of 20,000 square feet of the building for our current operations, we have completed an additional $5.9 million renovation of 100,000 square feet. When working capital funds are available or if external financing is acquired, we are planning to complete the renovation project at an expected cost of $7.0 to $10.0 million.  Currently, our expansion project is on hold given the current economic climate in general and the state of the credit markets.

The chairman and principal shareholder of Meridian Bank, Timothy Kaiser, M.D., is also one of our directors. Another of our directors, Clay Winfield, is also a principal shareholder and director of Meridian Bank. The loan transaction with Meridian Bank was approved by the independent members of our Board of Directors.

Properties Sold.  On November 24, 2008, we entered into an agreement to sell 9.9 acres of land for $1.0 million to an unaffiliated third party (the “Buyer”). The Buyer has paid a principal sum of $500,000 and agreed to terms under a promissory note dated November 24, 2008, in connection with the subject agreement to pay the remaining sum of $500,000 within 120 days.  The note is collateralized by a mortgage on the subject land up to a maximum amount of $500,000.  After closing, according to the subject agreement, the Buyer must apply for and pursue subdividing the 9.9 acres of land into two parcels. If after the successful completion of subdividing the land, the Buyer fails to pay the remaining principal sum of $500,000 as agreed upon under the terms of the promissory note, the Buyer may convey one of the parcels back to the Company. If the land is not successfully subdivided and the Buyer fails to pay the remaining principal sum of $500,000, the Company may exercise any of its rights under such mortgage and promissory note.

On December 16, 2008, we entered into a contract for deed with an unaffiliated third party, (the “Purchaser”), to sell an administrative facility located at One Country Club View Drive, Edwardsville, Illinois, (the “Building One Property”) for the price of $1.5 million.  As of the contract date, we received from the Purchaser the sum of $300,000 and will receive the remaining $1.2 million subject to a promissory note signed in connection with the subject contract for deed within 18 months and not later than June 16, 2010.

Properties for Future Expansion. We also own additional real properties that may be used for future expansion generally or for the expansion of our headquarters office facility in particular.

On August 23, 2007, we acquired approximately 12.55 acres of land for a purchase price of $20,000 per acre, or approximately $251,000 which we also paid in cash to the Seller at the closing. We are holding the land parcels for possible future expansion, but have no definitive plans with respect to the use of the land at the current time. The acquisition of the land was financed with general working capital.

In September 2007, we acquired approximately twenty (20) acres of real property for the future purpose of expanding our headquarters office facility.  We paid a purchase price equal to $80,000 per acre of land, totaling approximately $1.6 million, which was financed with general working capital.

Leased Real Property

Additional Administrative Facility. In addition to our owned real property, we lease approximately 5,000 square feet of office space (which served as part of our previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”) under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land, as lessor, and us, as lessee, which is to expire on October 31, 2010. The rental cost of 600 Country Club View Drive space is $8,000 per month. Subsequent to December 31, 2007, we exercised its option within the stated lease agreement to purchase the property for a cash price of $2.5 million and placed a non-refundable earnest money deposit of $500,000 towards the purchase of this property.  To date, no further action has been taken regarding the purchase of the property, and we have continued monthly rental payments according to the original commercial lease agreement.

Meridian Land is controlled by Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of our Board of Directors.

Magnolia Leased Premises. On August 17, 2007, we entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and us, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). We intend to utilize the Magnolia Leased Premises as additional office space.

The Magnolia Lease runs for an initial term of 18 months, originally commencing on November 1, 2007 and expiring on April 30, 2009. Rent under the Magnolia Lease has been set at $8,000 per month. Due to construction delays the original lease commencement date was changed to February 15, 2008, while the expiration date was moved to August 15, 2009. In addition to monthly rental payments, we are responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by us in conjunction with the Magnolia Leased Premises.

Our entry into the Building Two Lease, our exercise of our cash purchase option and entry into a purchase contract with respect to the Building Two Property, and our entry into the Magnolia Lease, were each approved by the independent members of our Board of Directors. See Item 13 and the information incorporated by reference therein.

Sunrise Travel Service Leased Premises. On July 1, 2008, we entered into a Commercial Lease Agreement (the “Sunrise Lease”), by and between Paula Dale Ltd., as lessor, and our Company, as lessee, covering the approximately 618 square feet premises located at 1151 Dundas St. West Mississauga, Ontario/ Canada L5C 1C6 (the “Sunrise Leased Premises”).  We intend to utilize the Sunrise Leased Premises as a retail travel agency.

The Sunrise Lease runs for an initial term of 12 months, originally commencing on July 1, 2008 and expiring on June 30, 2009. Rent under the Sunrise Lease has been set at $1,000 per month. In addition to monthly rental payments, we will be responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Sunrise Leased Premises are located during the term of the Sunrise Lease, as well as all costs of maintaining any common areas used by us in conjunction with the Sunrise Leased Premises.

British Columbia Leased Premises. We entered into a Commercial Lease Agreement (the “British Columbia Lease”), on February 1, 2008, by and between Janz & Assoc. Distribution Inc., a corporation organized under the laws of the Province of British Columbia.  The subject premise is located at #12 – 15243, 91st Avenue, Surrey, British Columbia, Canada (the “British Columbia Premises”). We intend to utilize the British Columbia Premises as additional office space.

The British Columbia Lease runs for an initial term of 12 months, originally commencing on February 1, 2008 and expiring on January 31, 2009 with an option to renew the lease for one year after expiration of the term of this lease, with all other terms and conditions the same. Rent under the British Columbia Lease which includes common areas, utilities and taxes, has been set at $1,000 per month.  The lease also calls for our Company to pay a monthly cleaning service and Goods and Services Tax.  To date, a renewal of the British Columbia Lease has not been executed.  We are currently renting on a month-to-month basis.

Nova Scotia Agreement. We, as lessee, entered into a services agreement (the “Nova Scotia Agreement”), on July 28, 2008, by and between Purdy’s Wharf Business Centre Ltd., as lessor, having its principal place of business at Purdy’s Wharf Tower 1, 1959 Upper Water Street, Suite 1700, Halifax, Nova Scotia, Canada.  The fee under the Nova Scotia Agreement is nominal (less than $1000 per month) with an initial term of 12 months ending on July 20, 2009.

Facility for REZconnect Subsidiary. We also lease office space at 560 Sylvan Avenue, Englewood Cliffs, New Jersey 07632, principally for the operations of our REZconnect subsidiary. Our New Jersey offices consist of approximately 2,000 square feet of leased space. The current monthly rent under our New Jersey lease is $4,000 and such lease expires in April 2013.

Adequacy of Property

All of our owned and leased real properties are in good working condition, and we believe that they are adequate to meet our current operational needs. In addition, we believe that all such properties are adequately covered by insurance.

We began planning a $12.0-$15.0 million project for the renovation of our current headquarters office in late 2007. Please see the description below in Item 7, sub-heading “Liquidity and Capital Resources,” for further discussion of this renovation project and the expenditures that will be incurred in connection therewith.

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

Item 3. Legal Proceedings.

On August 4, 2008, a civil action was filed against three subsidiaries of our Company and certain of our executive officers in the Superior Court of California, County of Los Angeles, by the California Attorney General.  The complaint alleges that the defendants violated California’s unfair competition, anti-pyramid and advertising laws.  The complaint was filed after 18 months of dialogue, initiated by us with the Attorney General to discuss the implementation of a new California travel law and its potential effect on our business model.  Throughout these discussions, which broadened over time, we have consistently cooperated with the state’s information requests.  On December 19, 2008, the California Attorney General amended its complaint to add YTB International, Inc. as an additional defendant.  This addition did not otherwise change the nature of the allegations or claims asserted in the litigation.  The California Attorney General seeks a permanent injunction preventing the defendants from making any untrue or misleading statements or committing any acts of unfair competition, penalties of at least $15.0 million, and restitution of at least $10.0 million.   We believe that we have meritorious defenses and intend to vigorously defend the case.

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against our Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois.  The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act.  On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois.  The two cases have now been consolidated and are proceeding together before the same judge.  The plaintiffs have filed a consolidated complaint, seeking damages of over $100.0 million.  On February 9, 2009, we filed motions to dismiss the consolidated complaint and those motions are now pending before the Court.  We believe we have meritorious defenses and intend to vigorously defend these cases.

After the Illinois class action and California Attorney General suits were filed, we provided notice to various insurance carriers.  Our primary Directors and Officers Liability Insurance carrier, Illinois National Insurance Company (an AIG company) (“Illinois National”) agreed to provide coverage for the defense of the cases, subject to a reservation of rights.  Because only the executive officers who were sued ("the individual insureds") are covered for this type of lawsuit under the policy and the Company is not, Illinois National agreed to pay a portion of the defense costs incurred in both cases, and in fact it has made some payments toward defense costs.

On January 29, 2009, the California Attorney General sent a letter to our defense counsel, with a copy to Illinois National and three excess insurance carriers, stating that California Insurance Code section 533.5 provides that there shall be no duty for any insurance carrier to defend lawsuits alleging violations of Business and Professional Code Sections 17200 or 17500 in which the Attorney General seeks recovery of a fine, penalty, or restitution.  The lawsuit against our Company and its executives is such a lawsuit.  After receipt of this letter, counsel for our Company and the individual insureds informed Illinois National's counsel that their position was that the Illinois National policy is governed by Illinois law, and therefore California Insurance Code Section 533.5 does not apply. Counsel for the Company sought Illinois National's assurances that it agreed with this position, though it remains unresolved at the time of the filing of this Form 10-K.

On February 6, 2009, the individual insureds filed a declaratory judgment action in circuit court in Madison County, Illinois, in order to protect their rights under the Illinois National policy.  The action seeks a declaration from the court that Illinois National's obligation to advance and reimburse their defense costs in connection with the California Attorney General's lawsuit is not limited by California Insurance Code Section 533.5.  The individual insureds have not yet served the complaint in this suit on Illinois National and are in discussions with Illinois National about possible resolution of the matter.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

For a history of our trading symbols and the principal markets on which our common stock has been traded in the past, see the description above in Item 1, sub-heading “Corporate History.”

Our Class A Common Stock is currently quoted on the OTC-BB under the symbol “YTBLA.OB” and we intend to at the appropriate time in the future apply for its listing on a national securities exchange, although no assurances can be given in this regard.

Our Class B Common Stock is convertible into our Class A Common Stock (on a one-share-for-one-share basis).  Our Class B Common Stock has experienced very limited and sporadic trading, and as such, no established public trading market exists for our Class B Common Stock.

Common Stock Prices

The following table sets forth the high and low bid prices per share of our Class A Common Stock, for the periods indicated, as reported on the OTC-BB. As such, the prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All prices relating to periods prior to the July 31, 2007 Reclassification Date have been given retroactive effect to the three-for-one stock split that resulted from the Reclassification.

	High	Low
Fiscal year ended December 31, 2008
First quarter	$2.10	$0.60
Second quarter	4.19	1.13
Third quarter	1.90	0.49
Fourth quarter	0.61	0.19

Fiscal year ended December 31, 2007
First quarter	$5.62	$1.03
Second quarter	1.87	1.32
Third quarter	2.83	1.87
Fourth quarter	2.00	0.96

At March 9, 2009, the closing price per share of our Class A Common Stock, as reported by the OTC-BB was $.20.

Shareholders

As of March 9, 2009, we had 360 shareholders of record of our Class A Common Stock and Class B Common Stock.

Dividend Policy

We have neither declared nor paid a cash dividend on any class of our common stock since we became a publicly traded company. At this time, it remains the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Performance Graph

The following graph shows the total stockholder return through December 31, 2008 of an investment of $100 in cash on December 31, 2003 for YTB International, Inc. common stock and an investment of $100 in cash on December 31, 2003 for (i) the NASDAQ Market Index and (ii) the Hemscott Group Index.  The Hemscott Group Index is an index of stocks representing Internet Information Providers. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  The statements of operations and cash flows data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 have been derived from audited consolidated financial statements for the Company included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations and cash flows data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.  The 2004 merger of the Company (formerly REZconnect Technologies, Inc. (“REZ”)) and YourTravelBiz.com, Inc. (“YTB.com”) was accounted for as a purchase business combination with the Company deemed the acquirer.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

Dollars in thousands except per share data	For the Fiscal Years Ended December 31,
	2008	2007	2006	2005	2004*
Statements of Operations and Cash Flows Data:
Net revenues	162,547	141,285	50,897	21,593	3,193

Income (loss) from operations	(4,121)	3,013	(6,053)	(5,881)	(2,184)

Net income (loss)	(4,475)	3,209	(5,976)	(8,453)	(2,193)

Net income (loss) per share - Basic	(0.04)	0.03	(0.07)	(0.34)	(0.18)

Net income (loss) per share - Diluted	(0.04)	0.03	(0.07)	(0.34)	(0.18)

Net cash (used in) provided by operating activities	7,422	12,022	159	108	(299)
Net cash (used in) provided by investing activities	(7,915)	(9,417)	(558)	(3,590)	192
Net cash (used in) provided by financing activities	(13)	(874)	169	3,687	84
Cash purchases of property and equipment	(9,337)	(9,169)	(3,155)	(430)	(12)

*  This tabular information reflects the Company’s results of operations and cash flows for the year ended December 31, 2004 and YTB.com’s post-merger results of operations and cash flows for the period December 8 through December 31, 2004.

Dollars in thousands	As of the Fiscal Years Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheets Data:
Cash and cash equivalents	1,203	1,731	-	230	26

Current assets	17,779	40,770	17,991	8,423	2,197

Total assets	43,086	62,894	28,890	13,838	8,134

Current liabilities	26,942	44,418	30,637	10,478	2,983

Long-term obligations	951	1,168	270	292	394

Retained earnings (deficit)	(23,683)	(19,208)	(22,312)	(16,336)	(7,883)

Stockholders' equity	15,193	17,308	(2,016)	3,068	4,757

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, our pending litigation, loss from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Executive Overview

We are a leading provider of Internet-based travel related services and operate primarily through our three subsidiaries: YTB Marketing, YTB Travel and REZconnect.
•	YTB Marketing establishes IBCs and compensates its Reps via a multilevel marketing commission structure.
•	YTB Travel contracts with the online travel businesses, provides online booking systems, fulfills travel orders and pays travel commissions.
•
REZconnect operates as a travel vendor relationship management company and offers franchises to “brick and mortar” travel agencies. All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by REZconnect are made through its independent agencies and franchisees, or through its interactive websites.

We offer our customers a reliable source of travel products and services through our relationships with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. We offer our customers the ability to make reservations on over 400 airlines, at more than 80,000 hotels and with most major car rental companies, cruise lines and tour package operators.

Our multi-segment operating model provides us with a competitive advantage because few travel related companies have expertise in both travel and marketing. We have been able to obtain more favorable pricing terms with our vendors as a result of economies of scale. In addition, more favorable commission rates are able to be realized based on the larger volume.

We also benefit from the synergies among our operating segments. YTB Marketing markets IBCs on behalf of YTB Travel. YTB Marketing has a unique business model and strategy of creating a network of commissioned Reps who exclusively market the IBCs of YTB Travel. A purchaser of an IBC from YTB Travel is known as an RTA. Each RTA generally pays $449.95 for the purchase of an IBC, plus the first month’s IBC web-hosting fee of $49.95. The monthly fee continues for as long as the RTA operates his/her IBC. YTB Travel retains a percentage of the travel commissions generated by the RTAs. While certain of our competitors focus their promotion efforts on the customer, typically spending from 15% to 37% of their revenues on advertising, we spend less than 1% of our net revenues on advertising.

We believe marketing of YTB Marketing’s IBCs on behalf of YTB Travel will not be significantly affected by the seasonality of the travel business, or a decline in travel, since the $49.95 monthly fee is a primary source of our revenue. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each RTA develops personal relationships with his or her customers, who book travel through the RTA’s own IBC, thereby creating a significant advantage for YTB compared to the major online travel companies. The cost to book a trip through an RTA IBC is usually nearly identical to booking a trip through a major online travel company. The RTAs’ IBCs provide access to more than 40 booking engines, including World Choice Travel (a subsidiary of Travelocity.com™), Hotels.com, Apple Vacations, Collette Vacations, Perry Golf, Travel Guard, Pleasant Holidays, Travel Impressions, Carnival Cruise Line, Princess Cruise Line and more.

As of December 31, 2008, there are 92,383 RTA IBCs in operation and numerous registered travel agents, which include franchisees and independent travel agents, using the Vacation Central travel portal site. Site owners are also permitted to solicit organizations and associations for travel sales.

YTB Travel is our travel management subsidiary that processes travel sales and service bookings (reservations) generated by 92,383 independent RTAs through YTB Travel.  In addition, YTB Travel negotiates deals with over 200 preferred vendors, and receives commissions based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. Over 80 preferred suppliers are represented in our online store, while the balance are accessed through traditional offline channels.  The emerging market shift to the Internet for travel services, combined with the personal marketing effort of our RTAs, presents the growth opportunity for sales of products and services. Future revenue growth should accelerate as more RTAs are added to the system, and as each goes through the various training programs that YTB Travel provides. RTA IBCs are available for use 24 hours, 7 days a week.

REZconnect generates revenue through registered travel agents and 34 active franchised travel agencies. REZconnect offers consumer driven websites which provide strong content and travel booking ability with 55 booking engines incorporated into one site, covering virtually all aspects of the travel industry.

Our revenues derive primarily from IBC sales, monthly IBC web-hosting fees and commissions paid by travel providers. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.”

•	Commission revenues, net of allowances for cancellations, are recognized based on the departure date of travel.
•	Overrides are recognized on an accrual basis based on prior year's experience adjusted for current year volumes.
•
Franchise fees are recognized when all material services and conditions required have been performed and the ability to collect the franchise fee is relatively assured. We generally defer recognition of franchise fees until such amounts have been collected from the franchisee.

•	Franchise service fees are recognized on an accrual basis as earned.
•	Revenue from the sale of IBCs is deferred and recognized ratably as revenue over a 12-month period, which represents the average lifespan during which an RTA remains an RTA with our Company.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages and a nominal service fee for airline tickets. During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. YTB Travel expects that its average commission rate from online transaction revenues will increase due to a higher proportion of non-commodity product sales and an increase in higher profit negotiated preferred supplier contracts.  Each RTA pays a monthly web-hosting fee of $49.95 to us, and can earn transactional compensation from travel purchased from his or her IBC. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

In order to expand our potential revenue base internationally, in early 2008 we expanded our services into Canada, the Bahamas, and Bermuda. YTB Bahamas commenced operations on January 11, 2008, and YTB Canada and YTB Bermuda commenced operations on February 8, 2008. As a result of this international expansion, individuals living in these countries can now sell travel through IBCs that they license from us, and, similarly, our Reps who are located there can market IBCs to others in the U.S., Puerto Rico, the Bahamas, Bermuda and Canada.

It should be noted that while only the commissions arising from our RTAs’ booking of travel services are reflected as a component of our revenues in our financial statements, we also keep track of the aggregate retail value of all travel services that are booked by our RTAs (which directly impacts our commission revenues). The value of such travel services increased 83.7% in 2007 to over $414 million from approximately $225 million in 2006.  Comparable data for 2008 sales (retail value) has not yet been reported to us by our travel vendors.

Trends

The travel industry, including offline agencies, online agencies and suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, global economic and financial market conditions worsened in the second half of 2008, creating uncertainty for travelers and suppliers. This macroeconomic downturn pressured discretionary spending on travel and advertising. We cannot predict the magnitude or duration of the downturn, but we do not anticipate any improvement in the short-term.

The airline sector in particular has historically experienced significant turmoil. Most recently, U.S. airlines have reduced their cost structures and seating capacity, increased fares and assessed charges for items such as baggage as a result of the overcapacity, financial losses and extreme volatility in oil prices.

The Company is generally negatively affected by reduced seating capacities as there is less air supply available through our IBCs, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Carriers have announced incremental capacity reductions in 2009, which will continue to impact our opportunity to sell other travel products.

Fare increases, fuel surcharges and other fees may negatively impact traveler demand with no corresponding increase in our remuneration as our air revenue is tied principally to ticket volumes, not prices.  The exception will be situations in which we can negotiate a commission for the sale of an airline ticket.  We expect to have several of the popular U.S. low cost carriers under contract this year.

Airline carriers have responded to the current industry conditions by aggressively reducing costs in every aspect of their operations, including decreasing distribution costs.  Due to the weakening economy, we may encounter additional pressure on air remuneration as certain supply agreements renew in 2009 and beyond as well as potential pressure on air booking fees due to actions by some of our competitors and increased traveler sensitivity to fees in the current environment.

In 2008, the hotel sector experienced declining occupancy rates.  In 2008, our hotel remuneration was adversely impacted as a result of lower fees and more competitive hotel pricing.  Industry sources expect these trends to continue in 2009, which with the general weakening economy and negative airline trends, create challenges to our hotel business, which has comprised a significant portion of our revenue. However, we believe that our new resort focus products will help offset some of these negative effects. We have entered into contracts with feature resorts that boost our margins substantially in exchange for our marketing focus on a particular resort in a particular area.  We expect to have most of the major markets with resort coverage by year end.

Results of Operations

The following tables sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to our total revenues:

Dollars in thousands	2008		2007		Variance
	Year Ended December 31,	% of Net Revenues	Year Ended December 31,	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %
NET REVENUES
Internet business center sales and monthly fees	$122,361	75.3%	$103,218	73.1%	$19,143	18.5%
Travel commissions and services	27,907	17.2%	20,659	14.6%	7,248	35.1%
Training programs and marketing materials	9,621	5.9%	15,402	10.9%	(5,781)	(37.5)%
Other	2,658	1.6%	2,006	1.4%	652	32.5%

Total net revenues	162,547	100.0%	141,285	100.0%	21,262	15.0%

OPERATING EXPENSES
Marketing commissions	80,172	49.3%	80,540	57.0%	(368)	(0.5)%
Travel commissions	19,972	12.3%	13,427	9.5%	6,545	48.7%
Depreciation and amortization	2,531	1.6%	1,152	0.8%	1,379	119.7%
Training programs and marketing materials	11,329	7.0%	8,795	6.2%	2,534	28.8%
General and administrative	52,664	32.3%	34,358	24.4%	18,306	53.3%

Total operating expenses	166,668	102.5%	138,272	97.9%	28,396	20.5%

INCOME (LOSS) FROM OPERATIONS	(4,121)	(2.5)%	3,013	2.1%	(7,134)	(236.8)%

OTHER INCOME (EXPENSE)
Interest and dividend income	234	0.1%	447	0.3%	(213)	(47.7)%
Interest expense	(85)	(0.1)%	(38)	0.0%	(47)	123.7%
Foreign currency translation loss	(58)	0.0%	-	0.0%	(58)	n/m *

Total other income (expense)	91	0.0%	409	0.3%	(318)	(77.8)%

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(4,030)	(2.5)%	3,422	2.4%	(7,452)	(217.8)%

INCOME TAX PROVISION	445	0.3%	213	0.1%	232	109%

NET INCOME (LOSS)	$(4,475)	(2.8)%	$3,209	2.3%	$(7,684)	(239.5)%

* not meaningful

Dollars in thousands	2007		2006		Variance
	Year Ended December 31,	% of Net Revenues	Year Ended December 31,	% of Net Revenues	Increase (Decrease)	Inc.(Decr.) %
NET REVENUES
Internet business center sales and monthly fees	$103,218	73.1%	$36,698	72.1%	$66,520	181.3%
Travel commissions and services	20,659	14.6%	7,364	14.5%	13,295	180.5%
Training programs and marketing materials	15,402	10.9%	6,266	12.3%	9,136	145.8%
Other	2,006	1.4%	569	1.1%	1,437	252.5%

Total net revenues	141,285	100.0%	50,897	100.0%	90,388	177.6%

OPERATING EXPENSES
Marketing commissions	80,540	57.0%	30,846	60.6%	49,694	161.1%
Travel commissions	13,427	9.5%	4,893	9.6%	8,534	174.4%
Depreciation and amortization	1,152	0.8%	408	0.8%	744	182.4%
Training programs and marketing materials	8,795	6.2%	4,455	8.8%	4,340	97.4%
General and administrative	34,358	24.4%	16,348	32.1%	18,010	110.2%

Total operating expenses	138,272	97.9%	56,950	111.9%	81,322	142.8%

INCOME (LOSS) FROM OPERATIONS	3,013	2.1%	(6,053)	(11.9)%	9,066	(149.8)%

OTHER INCOME (EXPENSE)
Interest and dividend income	447	0.3%	170	0.3%	277	162.9%
Interest expense	(38)	0.0%	(93)	(0.1)%	55	(59.1)%

Total other income (expense)	409	0.3%	77	0.2%	332	431.2%

INCOME (LOSS) BEFORE INCOME TAX PROVISION	3,422	2.4%	(5,976)	-11.7%	9,398	(157.3)%

INCOME TAX PROVISION	213	0.1%	-	0.0%	213	n/m

NET INCOME (LOSS)	$3,209	2.3%	$(5,976)	(11.7)%	$9,185	(153.7)%

The following table sets forth information concerning (i) the number of RTAs that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during the years ended December 31, 2008, 2007 and 2006, and (ii) the weighted average number of active RTAs during each year:

Year	Beginning Balance Active RTAs	New RTAs	Deactivations	Ending Balance Active RTAs	Weighted Average Active RTAs

2008	131,802	74,402	113,821	92,383	122,910

2007	59,736	134,946	62,880	131,802	103,219

2006	22,000	58,985	21,249	59,736	38,297

The above RTA figures represent the number of active RTAs paying $49.95 per month for monthly IBC web-hosting fees.  The new RTAs represent the number of IBC sites sold during the respective fiscal years.  The number of sales, and the number of recurring monthly web-hosting fees paid, each directly impacts our revenues and expenses.  As each new IBC is sold for $449.95, marketing commissions are paid on that sale.  During the last two weeks of 2008, we sold 577 IBC sites at a rate of $250.00 as part of a Christmas special promotional program.  Likewise, each recurring monthly IBC web-hosting fee paid results in marketing commissions paid to our Reps.  As the number of active RTAs grows, the amount of our travel commission revenue grows as well.  Correspondingly, our travel commission expense follows suit.

An RTA’s IBC can be deactivated for a number of reasons.  For example, the payment method used to pay for monthly web-hosting fees may no longer be valid or may have been changed and an RTA may fail to update this information.  If the RTA fails to provide payment for future months’ web-hosting fees in advance of the service being provided, the IBC will be deactivated automatically after an applicable grace period.  We also have a cancellation policy that allows an RTA to voluntarily discontinue his or her IBC; such IBC is deactivated at the time the request is made.  RTAs’ IBCs may be reactivated by simply resuming payment of web-hosting fees from that point forward.  We reserve the right to deactivate any IBC which we believe may have fraudulent activity associated with it or with its owner.

Deactivations of RTAs’ IBCs in relation to the number of new IBCs during a specified period are a key component in the calculation performed to determine the average lifespan that an RTA remains with our Company.  If the proportion of RTA deactivations were to grow as a percentage of active paying RTAs, the average lifespan of an RTA would decrease and vise versa.  In the event of such a decrease, we would accelerate the time frame over which we recognize the income and offsetting expense, relating to the RTA initial sign up fees.  This acceleration would have a positive impact on our bottom line, as the amount of revenue deferred from an RTA’s sign-up fees outweighs the offsetting deferred expense for commissions related to such sign-up. With no change in the commission structure, we expect the trend of revenues exceeding the related expenses to continue.

The growth and decline on a year-to-year basis of our organization that is evidenced by the above numbers directly impacts our financial results, both on the revenue side, and the expense side.  As more sites are sold and maintained, the amount of marketing and travel commissions correspondingly increase, as do other volume related expenses, such as wage and benefit costs.  As more sales are made, our entire infrastructure needs to keep pace with the sales volume.  Conversely, as the number of sites sold and maintained declines, the amount of marketing and travel commissions correspondingly decreases.  As these decreases occur, we must reduce infrastructure costs that are volume driven such as wage and benefit costs.

At YTB Marketing, we engage network marketing as our method of distribution of the IBCs to new RTAs. Reps are trained, motivated, recognized, supported, and compensated for the sale of our IBCs. A number of Company-sponsored events and programs are conducted annually to assist Reps in the building of their businesses. Below are some events and programs that occur throughout the year:

•
National Convention:  The YTB National Convention has been conducted annually in St. Louis, Missouri since 2003.  The registration fee of $100 to $200 provides participants with four days of training, motivation, and recognition for sales achievement. The August 2008 National Convention included “YTB University,” a two-day school of business building and travel sales classes, conducted by YTB’s leading field sales people, corporate staff, travel industry vendors and experts, and outside professionals. The final two days of the convention consisted of a series of general sessions, comprised of instructional and motivational speakers, awards and recognition, special announcements, launch of contests, travel industry vendor presentations, and keynote speeches by our corporate founders and field leaders.  In August 2008, attendance at the convention rose by over 47% relative to 2007, with 15,900 sales force individuals of our organization in attendance.

Convention attendance follows by year:
Year	Attendance
2004	700
2005	1,300
2006	3,200
2007	10,800
2008	15,900

•
Regional Meetings – Throughout the year our founders, corporate staff, and field leaders plan and participate in various regional meetings around the nation for our sales force. These events, ranging from single-evening to two-day meetings and seminars, involve some of the elements of our National Convention. Attendance can range from a few hundred to several thousand attendees. These events usually begin in January with a “Founders Tour,” during which our founders travel to 60 to 70 cities to conduct meetings.

•
First Class Training – This online travel training video program is offered primarily for the benefit of RTAs to increase their knowledge of booking travel with YTB.  Once the RTA pays the $149 tuition, the course may be completed at his or her convenience.  A test must be successfully completed at the conclusion of the program, triggering the qualification for increased commission rates on travel booked through the YTB travel IBC.  The RTAs may review the videos as often as they wish.

•
Funshine Travel Trade Shows – The “Funshine Travel Trade Show” is held annually during the fall on the east coast.  Additionally, in 2007, a “Funshine Travel Trade Show” was held in the spring on the west coast. Historically, the “Funshine Travel Trade Show” has been attended by 3000 to 5000 of our RTAs.  The Funshine event features major national travel vendors conducting travel seminars and distributing their vacation materials on cruises, golf packages, hotels and resorts, theme parks, and U.S. and world wide travel packages, among others.  Event planning starts a year in advance for these travel events which feature major vendors such as Carnival Cruises,  Pleasant Holidays, Spring Tours, Trafalgar Tours, and many more.  Over 5,000 RTAs attended the Funshine event held in Orlando, Florida in September 2008.

•
YTB E-Campus – In October 2007, we launched “YTB E-Campus,” a proprietary web-based training certification and testing program for our RTAs.  The program was designed by Dr. Marc Mancini, the creative force behind some of the best-known and most successful training programs in the travel business.  The YTB E-Campus instructional series is designed to be one of the most ambitious and comprehensive training programs ever offered by a host agency and will initially consist of 10 unique courses.  We have been introducing a new course every six to eight weeks. The first course, Overview of the Travel Industry, was launched in October 2007, and has been followed by “Lodging”, “Tours and Groups Unit”, “Cruising”, “Air Travel”, and “Rail, Car Rentals and the Rest”.  We intend to present courses on sales, service, and marketing, and three courses on destination geography will follow in the near future.  Each course is interactive, instructionally sound and entertaining.  TheAcademy.com, a San Antonio-based firm that specializes in travel-related training solutions, has designed the program’s website. TheAcademy.com has built and currently manages several of the most prominent certification programs in the travel industry.

Net Revenues

Net revenues totaled $162.5 million, $141.3 million, and $50.9 million for the years ending December 31, 2008, 2007, and 2006, respectively.

•	IBC sales were $49.2 million, $47.9 million, and $25.0 million for the years ending December 31, 2008, 2007, and 2006, respectively.

The increase was $1.3 million, or 2.7%, in 2008 compared to 2007.  While we have experienced a decrease in the actual number of IBCs sold for the 12 months ended December 31, 2008 of 74,402 compared to 134,946 in 2007, the revenue recognized actually increased due to the recognition of previously deferred new IBC sales from periods with higher volume of new IBC sales.   The average number of IBCs for which we are able to recognize revenue increased to 9,448 in 2008 compared to 8,666 in 2007.   In addition, the average amount of recognized revenue from each IBC increased to $449.87 in 2008 compared to $442.35 in 2007.  We believe the decline in the number of new IBCs is attributed to the current economic downturn present in the United States.  We anticipate slower growth in the coming months compared to what we have experienced in the past.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention of existing RTAs.

The increase of $22.9 million, or 91.6%, was due to the significant growth of YTB Marketing and an accompanying increase in the number of active RTAs in 2007 compared to 2006.  We experienced a significant growth in the actual number of IBCs sold for the 12 months ended December 31, 2007 of 134,946 compared to 58,985 in 2006. The average number of IBCs for which we were able to recognize revenue increased to 8,666 in 2007 compared to 3,259 in 2006.   In addition, the average amount of recognized revenue from each IBC increased to $442.35 in 2007 compared to $388.84 in 2006.  We believe that the significant growth of RTAs was attributable to (i) the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships, and (ii) the increase in home-based businesses.

•	Monthly renewal fees were $73.2 million, $55.3 million, and $11.7 million for the years ending December 31, 2008, 2007, and 2006, respectively.

The increase of $17.9 million, or 32.4%, in 2008 compared to 2007 is in direct relation to the number of active paying RTAs.  The weighted average number of paying RTAs per month increased to 122,910 in 2008 from 103,219 in 2007.  We anticipate a decline in the second quarter of 2009 due to the general economic conditions followed by stabilization and ultimate growth because of new marketing efforts, although slower growth compared to what we have experienced in the past because of the weak economy generally.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

The increase of $43.6 million, or 372.6%, in 2007 compared to 2006 is in direct relation to the number of active paying RTAs.  The weighted average number of paying RTAs per month increased to 103,219 in the twelve months of 2007 as compared to 38,297 in the same period for 2006.

•	Travel commissions and services revenue was $27.9 million, $20.7 million, and $7.4 million for 2008, 2007, and 2006, respectively.

The $7.2 million increase, or 35.1%, in 2008 compared to 2007 is attributable to the growth in gross travel retail bookings driven by the number of customers utilizing us as their travel provider. Also attributing to the growth in travel commissions is the fact that we held more travel educational events/trade shows in 2008 as compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel.  As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission.  The entire anticipated bonus for 2008 has been recorded as travel commission revenue with a corresponding receivable.

Travel commissions and services for 2007 increased $13.3 million, or 180.5%, compared to 2006.  The increase in travel commissions is attributable to the growth in gross travel bookings driven by the increase in the number of customers utilizing us as their travel provider in 2007, due to the significant increase in the number of RTAs.

•	Training programs and marketing material revenue was $9.6 million, $15.4 million, and $6.3 million for 2008, 2007, and 2006, respectively.

The decrease of $5.8 million, or 37.5%, in 2008 compared to 2007 was primarily due to a reduction in sales of magazine and sales aids, partially due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program.  We expect this trend to continue into 2009.  Also contributing to the decrease was a reduction in the number of paying attendees at training events, partially due to a revamping of the Association training and the replacement of the CRTA program with the First Class Training during 2008.  We expect this trend to change as we roll out a new training program, which we believe will increase the number of paid participants in these training programs.

Training programs and marketing materials revenue for 2007 increased $9.1 million, or 145.8%, compared to 2006.  The increase was due to the significant growth of sales revenues primarily from training programs, sales aids, and miscellaneous promotional and marketing materials purchased by an increasing number of Reps.  Revenue from the sale of the “Success from Home” magazine, which began to be sold in 2006 but was sold in greater quantity in 2007, accounts for $3.4 million of the increase from 2006.  Additional increases in 2007 stemmed from increases in training program revenue, sales aids and miscellaneous marketing materials revenue in amounts of $3.5 million and $1.6 million, respectively, compared to 2006.

•	Other revenue was $2.7 million, $2.0 million, and $569,000 for 2008, 2007, and 2006, respectively.

The increase of $652,000, or 32.5%, for 2008 compared to 2007 is primarily due to the number of paying attendees at the 2008 National Convention compared to the 2007 National Convention. Other income increased in 2007 $1.4 million, or 252.5%, compared to 2006, primarily due to the increase in convention revenue.

Operating Expenses

•	Marketing commissions expense was $80.2 million, $80.5 million, and $30.8 million for 2008, 2007, and 2006, respectively.

The decrease of $368,000, or 0.5%, from 2008 to 2007 is due to a $3.4 million decrease in commission expense related to new IBC sales.  Additionally we experienced a decrease of $6.4 million in director’s pool expense from the elimination of level 6 and level 7 director pay in the third quarter of 2008.  These decreases were offset by the $8.7 million increase for 2008 as compared to 2007 for commissions paid relating to monthly hosting fees.  This increase is due to the growth in the average number of active paying RTAs in 2008 of 122,910 compared to 103,219 in 2007 for which commissions were paid.

Marketing commissions increased $49.7 million, or 161.1%, in 2007 compared to 2006.  This increase was due to the significant increase in both the average number of active paying RTAs and the number of new IBC sales for which commissions were paid.

•	Travel commissions expense was $20.0 million, $13.4 million, and $4.9 million for 2008, 2007, and 2006, respectively.

Travel commissions and services for 2008 increased $6.6 million, or 48.7%, as compared to 2007.  The increase in travel commissions is attributable to the growth in gross travel bookings driven by the increase in the number of customers utilizing us as their travel provider in 2008.

Travel commissions and other costs for 2007 increased $8.5 million, or 174.4%, as compared to 2006.  The increase was attributable to an increase in the number of customers utilizing our Company as their travel provider in 2007 due to the significant growth in the number of RTAs.

•	Depreciation and amortization expense was $2.5 million, $1.1 million, and $408,000 for 2008, 2007, and 2006, respectively.

The increase of $1.4 million, or 119.7%, of 2008 compared to 2007 is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure.

Depreciation and amortization increased by $744,000, or 182.4%, in 2007 as compared to 2006.  This increase was due to the acquisition of $7.3 million of depreciable assets in 2007.  The additions included the purchase of the old corporate headquarters (CCV1), work on the new headquarters, and IT equipment.

•	Training programs and marketing material expenses were $11.3 million, $8.8 million, and $4.4 million in 2008, 2007, and 2006, respectively.

Training programs and marketing material expenses increased $2.5 million, or 28.8%, in 2008 compared to 2007.  This increase is primarily related to an obsolete inventory expense of $3.0 million related to magazines and sales aids for the year ended December 31, 2008 compared to no obsolete inventory expense for 2007.  This increase was offset by a decrease in expense related to magazine sales in 2008 compared to 2007.

Training programs and marketing material expenses increased $4.3 million, or 97.4%, in 2007 compared to 2006.  This increase was partially due to expenses related to “Success from Home” magazine. Additionally, we experienced an increase in expenses related to CRTA events, regional meetings, and the number and size of open houses at our headquarters office called “Red Carpet Days.”

•	General and administrative expenses were $52.7 million, $34.4 million, and $16.4 million for 2008, 2007, and 2006, respectively.

General and administrative expenses increased $18.3 million, or 53.3%, in 2008 compared to 2007.  As a percentage of total net revenues, these expenses were 32.3% in 2008 and 24.4% in 2007. The overall increase in general and administrative expense in 2008 is primarily attributable to the growth in the costs associated with the ongoing implementation of new business strategies and to a lesser extent the growth of our infrastructure. Specifically:

▪
Salaries and benefits increased $6.8 million primarily as a result of additional staffing requirements at the home office directly related to an increase in the average number of RTAs, an increase in general regulatory compliance as well as salary increases of existing staff.

▪
Legal fees increased $800,000 as a result of work done relating to the Canadian expansion, and increased work surrounding general compliance, both domestic and international. In addition, legal fees increased $1.0 million resulting from our Company’s defense against the suit filed by the California Attorney General’s office described in more detail in Item 3.

▪
Sarbanes-Oxley compliance consultant fees for 2008 were $534,000, an increase of $509,000 due to first time Sarbanes-Oxley testing and compliance.   Approximately $190,000 of this expense related to fiscal year 2007 testing performed in 2008.

▪	Building overhead increased approximately $704,000 due to the increase in employees, and number of locations at which we have employees.
▪	Sales and use tax expense increased $343,000 due to registration in new states during 2008.
▪	Consulting fees increased $546,000 primarily due to warrants given for marketing services provided.
▪	Stock option expense increased $365,000 to $407,000 in 2008. Restricted stock expense increased $739,000 in 2008. See Note 19 – “Share-Based Payments” for a discussion of 2008 grants.

▪	Contract labor increased approximately $1.1 million, partially due to support costs related to the implementation of SAP® along with other IT projects.
▪
Bad debt expense increased $1.8 million due to a $311,000 deposit write-off related to a terminated acquisition, $944,000 of reserves established against advances and notes receivable, and approximately $500,000 related to the reserve of a nonrefundable earnest money deposit.

▪
Marketing event costs for top Sales Directors in our Company was $832,000 in 2008, an increase of $702,000 due to an increase in the numbers of winners that qualified for the Coach’s Birthday Bash, an annual performance-based contest for our top sales producers of travel and marketing.

▪	National Convention net expenses increased $3.6 million due to costs associated with the increased attendance at the convention.
▪	Accounting fees increased approximately $381,000 due to an increase in expenses surrounding general compliance, both international and domestic.
▪	We recorded legal settlement fees of $548,000 related to a contractual agreement with a consultant.
▪	As a result of the jet purchase in February 2008, we incurred $324,000 of expenses associated with the usage and maintenance of the jet in 2008, compared to jet usage charges of $69,000 in 2007.
▪	We incurred $366,000 of impairment charges associated with writing down the jet to its net realizable value of $844,000.
▪
We recorded a loss of $408,000 on the sale of assets;  a loss of $416,000 on the sale of the Building One Property, a gain of $120,000 on the sale of land in Wood River, and a loss of $94,000 related to the disposal of machinery, hardware, and vehicles.

General and administrative expenses increased $18.0 million, or 110.2%, in 2007 compared to 2006.  As a percentage of total net revenues, these expenses were 24.4% in 2007 and 32.1% in 2006.  The overall increase in general and administrative expense in 2007 is primarily attributable to the significant growth in the number of active RTAs, resulting in increased costs associated with the growth in our infrastructure to support the increased volume. Specifically:

▪
Salaries and benefits increased $6.6 million primarily as a result of additional staffing requirements at the home office directly related to the number of active RTA sites maintained by the Company as well as salary increases of existing staff.

▪	Legal fees increased $1.3 million as a result of work done relating to the Canadian expansion, and an increase in expenses surrounding general compliance, both domestic and international.
▪	Building overhead increased approximately $606,000 due to the increase in employees, and number of locations at which we have employees.
▪	Travel expenses increased $139,000 primarily due to the Canadian expansion and other projects.
▪	Sales and use tax expense increased $733,000 due to registration in new states in 2007.
▪	Contract labor increased approximately $1.2 million, partially due to support costs related to the implementation of SAP® along with other IT projects.
▪	Bad debt expense increased $285,000 due to the write-off and establishment of reserves against advances and notes receivable.
▪	National Convention net expenses increased $876,000 due to costs associated with the increased attendance at the convention.
▪	Accounting fees increased approximately $212,000 due to an increase in expenses surrounding general compliance, both international and domestic.
▪	Credit card service fees increased $2.2 million due to the increase in revenues from 2007 over 2006.
▪	Printing expense increased $1.9 million due to the increase in revenues and the significant growth in new RTAs resulting in the expanded need for brochures and marketing materials.
▪	Postage and freight expense increased $884,000 due to the increase in RTAs resulting in increased shipping of brochures and marketing materials.

BUSINESS SEGMENTS

As discussed in Item 1, we operate in the following two business segments: Marketing and Travel. Our business segments operate primarily in the United States, but also have operations in Canada and are structured for potential additional international growth.

Prior to the second quarter of 2007, we had reported in three operating segments, Marketing, Travel and Technology. The Marketing segment was comprised of the YTB Marketing subsidiary and the Travel segment was comprised of the YTB Travel subsidiary and an applicable portion of the operations of the REZconnect subsidiary, with the remaining portion of REZconnect reported in the Technology segment. During the second quarter of 2007, we collapsed the Technology segment into the Travel segment as the amounts related to Technology were immaterial. Certain reallocations have been made to the marketing and travel segments in prior years to conform to the current year presentation.

The following is a discussion of our results of operations within each segment.

Marketing Segment

Dollars in thousands	Year ended			% change	% change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
NET REVENUES
Internet business center sales and monthly fees	$122,361	$103,218	$36,698	18.5%	181.3%
Training programs and marketing materials	9,319	14,964	6,059	(37.7)%	147.0%
Other	1,955	1,027	133	90.4%	672.2%

Total net revenues	133,635	119,209	42,890	12.1%	177.9%

OPERATING EXPENSES
Marketing commissions	80,172	80,540	30,846	(0.5)%	161.1%
Depreciation and amortization	1,386	860	315	61.2%	173.0%
Training programs and marketing materials	10,307	7,970	3,831	29.3%	108.0%
General and administrative	37,014	28,709	11,191	28.9%	156.5%

Total operating expenses	128,879	118,079	46,183	9.1%	155.7%

INCOME (LOSS) FROM OPERATIONS	4,756	1,130	(3,293)	320.9%	(134.3)%

Net Revenues

Net revenues totaled $133.6 million, $119.2 million, and $42.9 million for the years ending December 31, 2008, 2007, and 2006, respectively.

•	IBC sales were $49.2 million, $47.9 million, and $25.0 million for the years ending December 31, 2008, 2007, and 2006, respectively.

The increase was $1.3 million or 2.7% in 2008 compared to 2007.  While we have experienced a decrease in the actual number of IBCs sold for the twelve months ended December 31, 2008 of 74,402 compared to 134,946 in 2007, the revenue recognized actually increased due to the recognition of previously deferred new IBC sales from periods with higher volume of new IBC sales.   The average number of IBCs for which we are able to recognize revenue increased to 9,448 in 2008 compared to 8,666 in 2007.   In addition, the average amount of recognized revenue from each IBC increased to $449.87 in 2008 compared to $442.35 in 2007.  We believe the decline in the number of new IBCs is largely attributable to the current economic downturn present in the United States.  We anticipate slower growth in the coming months compared to what we have experienced in the past.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention of our existing sales force.

•
The increase of $22.9 million or 91.6% was due to the significant growth of YTB Marketing and an accompanying increase in the number of active RTAs in 2007 compared to 2006.  We experienced a significant growth in the actual number of IBCs sold for the twelve months ended December 31, 2007 of 134,946 compared to 58,985 in 2006. The average number of IBCs for which we are able to recognize revenue increased to 8,666 in 2007 compared to 3,259 in 2006.   In addition, the average amount of recognized revenue from each IBC increased to $442.35 in 2007 compared to $388.84 in 2006.  We believe that the significant growth of RTAs was attributable to (i) the emerging market shift to the Internet for travel services which presents the opportunity for advancement of products and services by referral relationships, and (ii) the increase in home-based businesses.

•	Monthly renewal fees were $73.2 million, $55.3 million, and $11.7 million for the years ending December 31, 2008, 2007, and 2006, respectively.

The increase of $17.9 million, or 32.4%, in 2008 compared to 2007 is in direct relation to the number of active paying RTAs.  The weighted average number of paying RTAs per month increased to 122,910 in 2008 from 103,219 in 2007.  We anticipate a decline in the second quarter of 2009 due to general economic conditions followed by stabilization and ultimate growth because of new marketing efforts, although slower growth compared to what we have experienced in the past because of the weak economy generally.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention.

The increase of $43.6 million, or 372.6%, in 2007 compared to 2006 is in direct relation to the number of active paying RTAs.  The weighted average number of paying RTAs per month increased to 103,219 in the twelve months of 2007 as compared to 38,297 for the same period for 2006.

•	Training programs and marketing materials revenue were $9.3 million, $15.0 million, and $6.1 million in the years ending December 31, 2008, 2007, and 2006 respectively.

The decrease of $5.6 million, or 37.7%, from 2008 to 2007 was primarily due to a reduction in sales of magazine and sales aids and partially due to a reduction in the number of participants in the magazine Autoship Program, linked to the $6,000 Guarantee Program.  We expect this trend to continue into 2009.  Also contributing to the decrease was a reduction in the number of paying attendees at training events, partially due to a revamping of both the Association and CRTA programs during 2008.  We expect this trend to change as we roll out a new training program, which we believe will increase the number of paid participants in these training programs.

The increase of $8.9 million, or 147.0%, from 2007 compared to 2006 was due to the significant growth of sales revenues primarily from training programs, sales aids, and miscellaneous promotional and marketing materials purchased by an increasing number of Reps.  Revenue from the sale of the “Success from Home” magazine, which began to be sold in 2006 but was sold in greater quantity in 2007, accounts for $3.4 million of the increase from 2006.  Additional increases in 2007 stemmed from increases in training program revenue, sales aids and miscellaneous marketing materials revenue in amounts of $3.5 million and $1.6 million, respectively, compared to 2006.

•	Other revenue was $2.0 million, $1.0 million, and $133,000 for the years ending December 31, 2008, 2007, and 2006, respectively.

Other revenue increased $928,000, or 90.4%, in 2008 compared to 2007.  The increase is primarily due to an increase in the number of paid attendees at the National Convention in 2008 as compared to the 2007 National Convention.

Other revenue increased $894,000, or 672.2%, in 2007 compared to 2006.  The increase is primarily due to an increase in the number of paying attendees at the National Convention in 2007 as compared to the 2006 National Convention.

Operating Expenses

•	Marketing commission expense was $80.2 million, $80.5 million, and $30.8 million for 2008, 2007, and 2006, respectively.

The decrease of $368,000, or 0.5%, from 2008 to 2007 is due to $3.4 million decrease in weekly commissions based on the decrease of new IBC sales and the decrease of $5.6 million in director’s pool by the elimination of level 6 and level 7 director pay in the third quarter of 2008.  The decrease is offset by the $8.7 million increase for 2008 as compared to 2007 for monthly commissions.  This increase is due to the growth in the average number of active paying RTAs in 2008 of 122,910 compared to 103,219 in 2007 for which commissions were paid.

Marketing commissions increased $49.7 million, or 161.1%, in 2007 compared to 2006.  This increase was due to the significant increase in both the average number of active paying RTAs and the number of new IBC sales for which commissions were paid.

•	Training programs and marketing material expenses were $10.3 million, $8.0 million, and $3.8 million in 2008, 2007, and 2006, respectively.

Training programs and marketing material expenses increased $2.3 million, or 29.3%, in 2008 compared to 2007.  This increase is primarily related to an obsolete inventory expense of $3.0 million related to magazines and sales aids for the year ended December 31, 2008 compared to no obsolete inventory expense for 2007.  This increase was offset by a decrease in expense related to magazine sales in 2008 compared to 2007.

Training programs and marketing material expenses increased $4.2 million, or 108.0%, in 2007 compared to 2006.  This increase was partially due to expenses related to “Success from Home” magazine. Additionally, we experienced an increase in expenses related to CRTA events, regional meetings, and the number and size of open houses at our headquarters office called “Red Carpet Days.”

•	Depreciation and amortization expense was $1.4 million, $860,000, and $315,000 for 2008, 2007, and 2006, respectively.

The increase of $526,000, or 61.2%, in 2008 compared to 2007 is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure.

Depreciation and amortization increased by $545,000, or 173.0%, in 2007 as compared to 2006.  This increase was due primarily to the additional IT equipment, furniture and fixtures acquired due to the increase of employees.

•	General and administrative expenses were $37.0 million, $28.7 million, and $11.2 million for the years ending December 31, 2008, 2007, and 2006, respectively.

General and administrative expenses increased $8.3 million, or 28.9%, in 2008 compared to 2007.  As a percentage of total marketing net revenues, these expenses were 27.7% in 2008 and 24.1% in 2007. The increase in general and administrative expense in 2008 is primarily attributable to the growth in the costs associated with the ongoing implementation of new business strategies and to a lesser extent the growth of our infrastructure.  The increases in 2008 compared to 2007 relate primarily to:

▪	Sales and use tax expense increased $339,000 in 2008 due to becoming registered in new states in 2008.
▪	Bad debt expense increased $936,000 in 2008 compared to 2007 due to our recording of reserves related to advances and notes receivable that had been made by our Sales Directors.
▪
Marketing event costs for top Sales Directors in our Company was $832,000 in 2008, an increase of $702,000 due to an increase in the number of winners that qualified for the Coach’s Birthday Bash, an annual performance-based contest for our top sales producers of travel and marketing.

▪
Salaries and benefits increased $6.5 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of IBCs and continuing renewals of RTAs as well as salary increases of existing staff.

▪	National Convention net expense increased $3.0 million due to costs associated with the increased attendance at the convention.
▪	Office supplies increased $393,000 due to the increase in numbers of employees.
▪	Postage decreased $926,000 due to a decrease in RTAs resulting in decreased shipping of brochures and marketing materials.
▪	Printing decreased $1.5 million due to a decrease in RTAs resulting in decreased shipping of brochures and marketing materials.
▪
Allocation from parent increased $2.4 million due to the change in the allocation method and variances in the following allocable parent expenses: salaries and benefits, legal fees, contract labor, consulting fees and accounting fees.

General and administrative expenses increased $17.5 million, or 156.5%, in 2007 compared to 2006.  As a percentage of total marketing net revenues, these expenses were 23.7% in 2007 and 25.2% in 2006. The increase in general and administrative expense in 2007 is primarily attributable to the growth in the costs associated with the ongoing implementation of new business strategies and to a lesser extent the growth of our infrastructure.  The increases in 2007 compared to 2006 relate primarily to:

▪	Sales and use tax expense increase of $733,000 due to becoming registered in more states.
▪	Bad debt expense increased by $305,000 in 2007 compared to 2006 due to our recording of reserves related to advances and notes receivable that had been made by our Sales Directors.
▪	Credit card service fees increased $2.2 million due to the increase in sales volume in 2007 compared to 2006.
▪	Postage and freight expense increased $848,000 in 2007 over 2006 due to the increase in RTAs resulting in increased printing brochures and marketing materials.
▪	Printing expense increased $1.9 million due to the increase of sales volume of 2007 over 2006 and the significant growth in new RTAs resulting in the need for brochures and marketing materials.
▪
Salaries and benefits increased $6.7 million primarily as a result of additional staffing requirements at the home office directly related to the increased sales of IBCs and continuing renewals of IBCs as well as salary increases of existing staff.

▪	Convention expense increased $876,000 due to increased attendance at the convention.
▪
Allocation from parent increased $2.3 million due to the change in the allocation method and variances in the following allocable parent expenses: salaries and benefits, legal fees, contract labor, consulting fees and accounting fees.

Travel Segment

Dollars in thousands	Year ended			% change	% change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
NET REVENUES
Travel commissions and services	$27,907	$20,659	$7,364	35.1%	180.5%
Training programs and marketing materials	302	438	207	(31.1)%	111.6%
Other	631	979	436	(35.5)%	124.5%

Total net revenues	28,840	22,076	8,007	30.6%	175.7%

OPERATING EXPENSES
Travel commissions	19,972	13,427	4,893	48.7%	174.4%
Depreciation and amortization	247	15	-	n/m *	n/m *
Training programs and marketing materials	1,022	825	420	23.9%	96.4%
General and administrative	11,883	4,313	996	175.5%	333.0%

Total operating expenses	33,124	18,580	6,309	78.3%	194.5%

INCOME (LOSS) FROM OPERATIONS	(4,284)	3,496	1,698	(222.5)%	105.9%
*  not meaningful

Net Revenues

•	Travel commissions were $27.9 million, $20.7 million, and $7.4 million for the years ending December 31, 2008, 2007, and 2006, respectively.

The $7.2 million increase, or 35.1%, in 2008 compared to 2007 is attributable to the growth in gross travel retail bookings driven by the number of customers utilizing us as their travel provider. Also attributing to the growth in travel commissions is the fact that we held more travel educational events/trade shows in 2008 as compared to 2007, which in turn increases product awareness, making our RTAs more effective in selling travel.  As the increase in travel bookings occur, a preferred travel bonus, or override, is given by certain vendors in addition to commission.  The entire anticipated bonus for 2008 has been recorded as travel commission revenue with a corresponding receivable.

Travel commissions and services for 2007 increased $13.3 million, or 180.5%, compared to 2006.  The increase in travel commissions is attributable to the growth in gross travel bookings driven by the increase in the number of customers utilizing us as their travel provider in 2007, due to the significant increase in the number of RTAs.

•	Training programs and marketing materials were $302,000, $438,000, and $207,000 for the years ending December 31, 2008, 2007, and 2006 respectively.

The decrease of $136,000, or 31.1%, in 2008 compared to the same period in 2007 is attributable to a decrease in the number of paying attendees at our travel training meetings in 2008, primarily relating to not-for-profit organizations that purchased an IBC.  The decrease in the number of paying attendees at these events is a direct result of a decrease in the number of new IBCs that were sold to not-for-profit organizations when compared to 2007.

The increase of $231,000, or 111.6%, in 2007 compared to the same period in 2006 is attributable to an increase in the number of paying attendees at our travel training meetings in 2007, primarily relating to not-for-profit organizations that purchased a travel site.  This increase was driven by both an increase in the number of not-for-profit organizations purchasing a travel store and an increased marketing effort of the training meetings available to these organizations.

•	Other income was $631,000, $979,000, and $436,000 for the years ending December 31, 2008, 2007, and 2006, respectively.

The decrease of $348,000, or 35.5%, in 2008 compared to 2007 is attributable to a decrease in sales of products at travel training events.  The increase of $543,000, or 124.5%, in 2007 compared to 2006 is attributable to the growth in the number of RTAs resulting in an increase in sales of products at travel training events.

Operating Expenses

•	Travel commissions and other costs were $20.0 million, $13.4 million, and $4.9 million for the years ending December 31, 2008, 2007, and 2006, respectively.

The increase of $6.6 million, or 48.7%, in 2008 as compared to 2007 is attributable to the growth in gross travel bookings driven by the increase in the number of customers utilizing us as their travel provider in 2008.

Travel commissions and other costs for 2007 increased $8.5 million, or 174.4%, as compared to 2006.  The increase was attributable to an increase in the number of customers utilizing our Company as their travel provider in 2007 due to the significant growth in the number of RTAs.

•	Depreciation and amortization was $247,000, $15,000, and $0 for the years ending December 31, 2008, 2007, and 2006, respectively.

The increase of $232,000 in 2008 over 2007 is primarily attributable to the new addition of computer software related to our expansion into Canada, and the overall growth in our infrastructure to support our growth.

•	Training programs and marketing material expenses were $1.0 million, $825,000, and $420,000 for the years ending December 31, 2008, 2007, and 2006, respectively.

The increase of $197,000, or 23.9%, for 2008 compared to 2007 is primarily due to an increase in costs incurred related to travel trade shows that we hosted along with an increase in costs incurred related to individual reimbursements for unauthorized activities committed by our Company’s RTAs.   There were three events held in 2008 compared to two in 2007.    The trade shows held in 2008 were on a larger scale than those held in 2007.

The increase of $405,000, or 96.4%, for 2007 compared to 2006 is primarily due to an increase in costs incurred related to travel trade shows that we hosted.

•	General and administrative expenses were $11.9 million, $4.3 million, and $996,000 for the years ending December 31, 2008, 2007, and 2006, respectively.

The increase from 2007 to 2008 of $7.6 million, or 175.5%, is primarily due to the increase in the allocation from parent as a result of a change in the allocation method and variances in the following allocable parent expenses: salaries and benefits, legal fees, contract labor, consulting fees and accounting fees. As a percentage of total travel net revenues, these expenses were 41.2% in 2008 and 19.5% in 2007.

The increase from 2006 to 2007 of $3.3 million, or 333.0%, is primarily due to the increase in the allocation from parent as a result of a change in the allocation method and variances in the following allocable parent expenses: salaries and benefits, legal fees, contract labor, consulting fees and accounting fees. As a percentage of total travel net revenues, these expenses were 19.5% in 2007 and 12.0% in 2006.

Parent

Dollars in thousands	Year ended			% change	% change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
NET REVENUES
Other	$72	$-	$-	n/m *	n/m *

Total net revenues	72	-	-	n/m *	n/m *

OPERATING EXPENSES
Depreciation and amortization	898	277	93	224.2%	197.8%
Training programs and marketing materials	-	-	204	n/m *	(100.0)%
General and administrative	3,767	1,336	4,161	182.0%	(67.9)%

Total operating expenses	4,665	1,613	4,458	189.2%	(63.8)%

LOSS FROM OPERATIONS	(4,593)	(1,613)	(4,458)	184.7%	(63.8)%
* Not meaningful

Net Revenues

•	Other income of $72,000 for year ending December 31, 2008 is a result of third party use of the company jet.

Operating Expenses

•	Depreciation and amortization was $898,000, $277,000 and $93,000 for the years ending December 31, 2008, 2007, and 2006, respectively.

The increase of $621,000, or 224.2%, in 2008 compared to 2007 is primarily attributable to the renovations to our current headquarters, which have increased its depreciable value, SAP® software that was implemented this year as our Enterprise Resource Planning (“ERP”), and the purchase of the company jet.

The increase of $184,000, or 197.8%, in 2007 compared to 2006 is primarily attributable to the renovations to our current headquarters, which have increased their depreciable value.

•
Training programs and marketing material expense for 2006 of $204,000 of which $203,000 was attributable to shares of stock granted for services performed, relating to the creation of an infomercial that YTB aired throughout the country in certain test markets.  No such expense was incurred in 2007 and 2008.

•	General and administrative expenses were $3.8 million, $1.3 million, and $4.2 million for the years ending December 31, 2008, 2007, and 2006, respectively.

General and administrative expenses increased overall $2.4 million, or 182.0%, in 2008 compared to 2007.  As a percentage of total net revenues, these expenses were 2.3% in 2008 and 0.9% in 2007.  Specifically, the increase is due to variances in the following expenses:

▪	Bad debt expense increased $845,000 due a $311,000 deposit write-off related to a terminated acquisition and approximately $500,000 related to the reserve of a nonrefundable earnest money deposit.
▪	We recorded legal settlement fees of $548,000 related to a contractual agreement with a consultant.
▪	We incurred $366,000 of impairment charges associated with writing down the jet to its net realizable value of $844,000.
▪	We recorded a net loss of $314,000 on the sale of assets; a loss of $416,000 on the sale of the Building One and a gain of $102,000 on the sale of Wood River property.
▪	We recorded an impairment of Sunrise Travel goodwill of $149,000.

▪	Parent allocation to marketing and travel segments increased $10.3 million due to the following variances in allocable expenses:
▪
Legal fees increased $800,000 as a result of work done relating to the Canadian expansion and increased work surrounding general compliance, both domestic and international.  In addition, legal fees increased $1.0 million resulting from our Company’s defense against the suit filed by the California Attorney General’s office described in more detail in Item 3.

▪
Sarbanes-Oxley compliance consultant accounting fees for 2008 were $534,000, an increase of $509,000 due to first time Sarbanes-Oxley testing and compliance.   Approximately $190,000 of this expense related to fiscal year 2007 testing performed in 2008.

▪
Consulting fees increased $572,000 primarily due to warrants given for marketing services provided. Contract labor increased approximately $1.0 million, partially due to support costs related to the implementation of SAP along with other IT projects.

▪	Accounting fees increased approximately $325,000 due to an increase in expenses surrounding general compliance, both international and domestic.
▪	Stock option expense increased $365,000 to $407,000 in 2008. Restricted stock expense increased $739,000 in 2008. See Note 19 - “Share-Based Payments” for a discussion of 2008 grants.
▪	As a result of the jet purchase in February 2008, we incurred $324,000 of expenses associated with the usage and maintenance of the jet in 2008, compared to jet usage charges of $69,000 in 2007.

General and administrative expenses decreased $2.8 million, or 67.9%, in 2007 compared to 2006.  As a percentage of total net revenues, these expenses were 0.9% in 2007 and 8.2% in 2006.  While gross expenses increased from 2006 to 2007, the parent segment experienced a decrease in net general and administrative expenses due to a change in the allocation method to segments.  Gross expenses increased due to the significant growth in the number of active RTAs, resulting in increased costs associated with the growth in our infrastructure to support the increased volume.

Liquidity and Capital Resources

As of December 31, 2008, we had $1.2 million in cash and cash equivalents.  We believe that our cash generating capability will be adequate to meet the needs of our future operations.  However, we cannot predict what the effect on our business might be from events that are beyond our control, such as the global credit and liquidity crisis. We will continually assess our cash flow needs. We have also suspended the ongoing construction costs of our new corporate headquarters as our revenue growth has not kept pace with prior trends. We have not pursued any credit facilities at the current time from which we may draw for our liquidity needs.  Currently, our expansion project is on hold given the current economic climate in general and the state of the credit markets.

As shown in the accompanying financial statements, our Company has incurred a loss from operations for the year December 31, 2008 of $4.1 million.  In addition, negative current economic conditions and other factors have led to a fall off in the number of active RTAs in our Company.  The number of active IBC sites has declined during the year ended December 31, 2008 by a net of 39,419 sites to 92,383 active RTA IBCs from the 131,802 reported as of December 31, 2007. In addition, we are defending against two cases challenging the legality of our network marketing program.  The litigation claims can be expensive and time consuming to bring and defend against and could result in settlements or damages that could significantly affect financial results.  Consequently, the independent auditor’s report for the year ended December 31, 2008, includes an explanatory paragraph to their audit opinion stating that our loss from operations, deficiency in working capital, and substantial uncertainties raise substantial doubt about our Company’s ability to continue as a going concern.

We have taken several actions to ensure that our Company will continue as a going concern.  We have instituted a cost reduction program that included a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization.  In addition, our Company has instituted more efficient management techniques through better utilization of technology.  Our Company is also evaluating the sale of certain non-core assets and raising new capital for future operations.  We believe these factors will contribute toward achieving profitability.  However, there can be no assurance that our Company will be successful in achieving its objectives.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plan.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.  Additionally, although the Company believes that it has meritorious defenses against the legal proceedings discussed in Item 3, and intends to vigorously defend the cases, if we are unsuccessful in our defense against the claims, the result would likely have a material adverse effect on our liquidity, financial condition, results of operations and the value of our common stock.

The following table presents a summary of our cash flows for each of the last three fiscal years:

Dollars in thousands	2008	2007	2006

Net cash provided by (used in):
Operating activities	$7,422	$12,022	$159
Investing activities	(7,915)	(9,417)	(558)
Financing activities	(13)	(874)	169
Effect of exchange rate changes on cash	-	-	-

Net increase (decrease) in cash	$(528)	$1,731	$(230)

Our previously issued consolidated statements of cash flows for the years ended December 31, 2007 and 2006 were restated to correct an overstatement of cash provided by operating activities and a corresponding overstatement of cash used in financing activities.  Refer to Note 27 to the consolidated financial statements for further information.  This restatement has been reflected in the following discussion.

Net cash provided by operating activities in 2008 decreased by $4.6 million to $7.4 million from the $12.0 million provided in 2007.  Net cash provided by operating activities in 2007 increased by $11.9 million to $12.0 million from the $159,000 provided in 2006.

Net cash used in investing activities was $7.9 million, $9.4 million and $558,000 in 2008, 2007 and 2006, respectively.  The $1.5 million decrease in 2008 from 2007 was primarily related to an increase in proceeds from the sale of available for sale securities of $1.1 million and $701,000 in proceeds from the sales of property and equipment.

The $8.9 million increase in cash used in investing activities in 2007 compared to 2006 resulted primarily from an increase of $6.0 million in expenditures for purchases of property and equipment and a decrease of $2.6 million in net proceeds obtained from the sale of available-for-sale securities and a $311,000 deposit in connection with a proposed acquisition of a business.  The increase in property and equipment resulted primarily from $5.1 million in renovations to our Headquarters Property and approximately $559,000 for the implementation of the SAP® ERP software application.

Net cash used in financing activities was $13,000 in 2008 compared to $874,000 in 2007.  The $874,000 in cash consumed in 2007 was primarily attributable to $917,000 and $412,000, respectively, in proceeds received during 2007 from the exercise of common stock warrants and common stock options issue by us which were offset by the repayment of the bank overdraft of $812,464 and short-term debt of $1.4 million.  The $13,000 in cash consumed in 2008 resulted from the repayment of short-term and long-term debt, respectively, of $527,000 and $242,000, offset by the release of a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as our new corporate headquarters and $254,000 and $2,000, respectively, in proceeds received during 2008 from the exercise of common stock warrants and common stock options issued by us.  Net cash provided by financing activities in 2006 resulted primarily from the bank overdraft of $812,000 offset by $500,000 in restricted cash representing collateral for the outstanding note on the property for the new corporate headquarters.

As of December 31, 2007, we had $1.0 million in long-term investments which represented auction rate securities (“ARS”) for which, subsequent to the end of fiscal 2007, auctions had failed.  On September 7, 2008, the investment bank holding our ARS announced that it had agreed to purchase a certain amount of ARS held by certain of its customers. The offer was made in connection with the settlement and proposed settlements between the investment bank and the Commonwealth of Massachusetts and other regulators. On October 1, 2008, we received an offer from the investment bank to purchase 100% of our outstanding ARS at par value of $1.0 million which we accepted. The settlement date for this transaction on which we received the funds was October 7, 2008.

On July 26, 2006, we spent $2.5 million for the purchase of our Headquarters Property.  In December 2006, we acquired 1.08 acres of land that included a 20,000 square foot building contiguous to the current facility for cash consideration of $508,693 as part of the future facility plan for our corporate headquarters that we embarked upon back in July 2006. We financed the purchase of the Headquarters Property by borrowing $2.5 million from Meridian Bank, a local bank controlled by two of our directors.  This transaction was approved by the independent members of our Board of Directors.  The loan is evidenced by a note which was renewed on July 26, 2008, at a current principal sum of $1,995,989, which bears interest at a floating rate equal to the prime rate, plus 1.00% for a period of 12 months (the “Note”). Principal and interest are payable monthly on a 20-year amortization schedule for the next 12 months of the Note after which the entire principal will be paid or the Note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2009, the Note is payable upon demand per the terms of the agreement. However, no demand has been made to date.  Initially, the Note was collateralized by a mortgage on the Headquarters Property and a $500,000 certificate of deposit.  Currently, the Note is still collateralized by a mortgage on the Headquarters Property as well as a Security Agreement dated July 26, 2008.  The certificate of deposit was released after we had made $625,000 of improvements to the Headquarters Property. Through the use of working capital funds, we completed $2.5 million of renovations to 20,000 square feet of the building located on the Headquarters Property which we utilize for our current operations. Upon the completion of such renovations to the Headquarters Property, in lieu of requesting release of the certificate of deposit, on January 7, 2008 we instead opted to apply the proceeds thereof towards repayment of a portion of the principal amount of the Note.  On October 10, 2008, Meridian Bank was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking. Subsequently the FDIC was named receiver.  On February 13, 2009, FirstCity Servicing Corporation as Servicer for FH Partners LLC, Owner, purchased the Note previously held by Meridian Bank and subsequently held by the FDIC as receiver.  The closure of Meridian Bank will not impact our liquidity, as the terms of the Note will not change under the terms of the loan contract because they are contractually agreed to in the promissory note with the failed institution. In addition to the $2.5 million of renovations that we have already carried out, in 2008, we have completed an additional $5.1 million in renovations to the Headquarters Property.  When working capital funds are available or if external financing is acquired, we are planning to complete the renovation project at an expected cost of an additional $7.0 to $10.0 million.  Currently, our expansion project is on hold given the current economic climate in general and the state of the credit markets.

On August 23, 2007, we acquired Parcel No. 1 and Parcel No. 2 located at or about 2201 Old Alton Edwardsville Road, East Alton, Illinois (as described above in Item 2).  We expended approximately $792,000 and $251,000 for the respective parcels, which we paid in cash to the seller at the closing therefore.

Furthermore, in September 2007, we acquired approximately 20 acres of real property adjacent to our Headquarters Property for the purpose of expanding our headquarters office facility.  We paid an aggregate cash purchase price equal to $1.6 million which was financed with general working capital.

In connection with our acquisition of the Building One Property from Meridian Land (as described above in Item 2), we expended a total of $1.9 million in cash, of which $481,000 was paid by us as of the signing of the Building One Purchase Contract and the remaining $1.4 million of which constituted obligations of Meridian Land which we paid following the closing under the Building One Purchase Contract on August 14, 2007.

In order to improve our internal information technology capabilities, in August 2007 we selected the SAP® ERP software application to aid in the automation of our business processes. Implementation of a state-of-the-art ERP system provides us with a proven business solution, and serves to enhance controls and support for all functional business units within our organization. The implementation of this system resulted in expenditures of $732,000 in 2007, and has resulted in approximately an additional $559,000 of expenditures in 2008 leading up to the launch of this system, which occurred in February 2008.

On November 28, 2007, we signed a letter of intent and made a deposit of $311,000 in connection with a proposed acquisition of a business.  We had also previously advanced the potential target company $45,000 which was reserved as of December 31, 2007.  We conducted certain due diligence investigations and performed analysis and evaluations following the letter of intent.  Based on those developments and other due diligence factors, we had no further intent to proceed with the proposed transaction described in the letter of intent, and terminated the agreement in 2008.  As of December 31, 2008, the total deposit and advance of $356,000 has been written off.  Any and all differences between our Company and the target company concerning the termination of the letter of intent have been resolved.

We lease the Building Two Property under the Building Two Lease, dated August 4, 2005, by and between Meridian Land as lessor, and us, as lessee, which is to expire on October 31, 2010.  In January 2008, we exercised our purchase option under the Building Two Lease to acquire the Building Two Property. Subsequently, we entered into a purchase contract for $2.5 million with Meridian Land.  We paid $500,000 of the $2.5 million purchase price as a deposit as of the execution of the purchase contract, and the remaining $2.0 million is due at the closing of the acquisition of the Building Two Property, originally scheduled to occur prior to the end of June 2008, which has been extended to the end of 2009.  To date, no further action has been taken regarding the purchase of the property, and we have continued monthly rental payments according to the original commercial lease agreement.

In December 2008, we sold our former headquarters office building, certain office equipment and related land for proceeds of $300,000 in cash paid at closing and the delivery by the buyer of a $1.2 million promissory note, less closing costs of approximately $65,000, consisting primarily of $60,000 in commissions.  The promissory note is secured by a mortgage on the property and bears interest at a rate of 8% per annum, payable in monthly installments of interest only for 18 months, at which time the full balance of principal is due.

On November 24, 2008, we sold a parcel of approximately 9.96 acres located in the City of Wood River, Illinois 62095 for a purchase price of $1.0 million which was satisfied by the receipt of $500,000 cash as adjusted for approximately $4,000 in closing costs and a $500,000 non-interest bearing promissory note payable by the buyer within 120 days.

Future Cash Flows and Expenditures

Contractual Obligations

To facilitate an understanding of our contractual obligations and other commitments, the following table is provided.

Dollars in thousands	PAYMENTS DUE BY PERIOD
	Total	2009	2010-11	2012-13	2014 & Beyond
Contractual obligations (1):

Short-term debt	$1,973	$1,973	$-	$-	$-
Long-term debt	-	-	-	-	-
Operating leases	579	299	210	70	-
Purchase obligations for
materials and services (2)	3,381	1,594	1,510	277	-

TOTAL	$5,933	$3,866	$1,720	$347	$-

(1)
We have not included in the above table our FIN 48 unrecognized tax benefits, as we are unable to make a reliable estimate of the amount and period in which these liabilities might be paid. As of December 31, 2008, the Company’s total gross unrecognized tax benefits were $1.4 million. It is reasonably possible that the amount of uncertain tax positions could change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

(2)
Amount represents outstanding commitments to purchase goods or services as of December 31, 2008. The purchase commitments principally include $949,000 for future services over the next four years related to the Company's annual convention and $1.5 million in commitments related to various travel services and technologies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 3 in the accompanying notes to consolidated financial statements. Critical accounting estimates for us include: the determination of the estimated lifespan during which an RTA remains an RTA and average marketing commissions paid per enrollment transaction, which impact revenue recognition and related marketing commissions/bonuses; impairment of goodwill and other intangibles; realization of deferred tax assets and the determination of uncertain tax positions; determination of inventory reserves; impairment of long-lived assets; and collectability of notes receivable.  Such accounting estimates are discussed in the following paragraphs.

Revenue Recognition

A summary of our revenue recognition policies, as they relate to the specific revenue streams, is as follows:

IBC sales and monthly fees

We generate revenue from the sale of IBCs, and from providing training and ongoing services to the new business owners of IBCs, i.e. RTAs. We have determined that our initial sale of each IBC was deemed to fall under the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). SAB 104 and EITF 00-21 require the initial sales price, including all up-front fees received from new IBC sales, to be amortized over the expected useful life of the RTA. The calculation of the expected useful life is based upon a review of the sales for each month and the length of time each RTA continues with our Company. We then apply a weighted average to the calculations. Likewise, the average commission paid in connection with negotiations to sell the business is amortized over the same period.   The average commissionable amount to be amortized is determined based on total commissions paid related to new IBC sales the previous six months divided by the number of new IBC sales over that same period.  Any excess of expense to acquire the business over the proceeds received is recognized immediately and not amortized. Monthly web-hosting fees are recognized in the month the services are provided. We review the underlying calculations of the expected useful life of the RTA on a monthly basis.

Travel commissions and services

Commissions and incentives earned from travel sales are recognized as revenue on the date of departure or use. Commissions earned where we act in the capacity of a travel product wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Training programs and marketing materials

Sales revenues from the sale of Rep and RTA sales aids and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the Rep or RTA. Sales revenues from training programs are recognized when the Rep or RTA has completed the related training course.

Other revenue

Sales revenues from convention attendance are recognized during the period in which the convention occurs.

Marketing compensation plan

We offer a compensation plan to our sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each representative’s personal and team IBC sales, or enrolled referrals. The “commission override” is comprised of a small portion of the monthly web-hosting fee that RTAs pay to our Company which is paid to the person responsible for selling the IBC site.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active IBCs, following the month earned. All commissions are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months, which is based upon the estimated RTA life. In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), we assess goodwill and other intangibles for impairment annually during the fourth quarter, or more frequently, if an event occurs or circumstances change that more likely than not reduce the fair values of reporting units below their carrying values. The goodwill impairment test requires us to estimate the fair value of our reporting units. If the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. We assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. We must assess the likelihood that deferred tax assets will be realized. To the extent that we believe that realization is not likely, a valuation allowance is established. When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

In 2007, we adopted the provisions of the Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” “FIN 48”, which addresses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 requires increased disclosures, provides guidance on derecognition, classification, interest and penalties on income taxes and the accounting in interim periods.

Inventory Valuation

We write down our inventory for estimated obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and the estimated market value based upon estimates of future demand and selling price. The demand is estimated based upon the historical sales of the inventory items as well as the projected success of promotional programs, new marketing program introductions and new markets or distribution channels. We prepare an analysis of demand on an item by item basis for all of its inventory items. If inventory quantity exceeds projected demand, the excess inventory is written down. However, if actual demand is less than projected by management or the estimate of selling prices of inventory on hand decreases, additional inventory write-downs may be required.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Collectibility of Notes Receivable

We reflect notes receivable at the outstanding principal balance as of the balance sheet date, as adjusted by any write-offs or reserves established for potentially uncollectible notes.  If material, interest is imputed on notes receivable that are non-interest bearing or bear interest at an inappropriate rate.  When appropriate, a reserve is recorded against notes receivable to reduce the balance to the estimated net realizable value. The notes receivable reserve reflects management’s best estimate of probable losses inherent in the notes receivable balance. Management determines the reserve at the end of each reporting period based on the length of time notes are past due, known troubled notes, historical experience and other currently available evidence.  Notes receivable are written off when the note is deemed uncollectible.

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

Our management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure relating to it in this Annual Report on Form 10-K.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (“SFAS No. 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141R and expect such adoption to have an impact on the accounting for any future business acquisitions occurring on or after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for our fiscal year ending December 31, 2009.  We have determined that this statement will have no material impact on our future financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer the effectiveness of SFAS No. 157, “Fair Value Measurements”  (“SFAS No. 157”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not expect the adoption to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which requires expanded disclosures about derivative instruments and hedging activities. The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operations.  SFAS No. 161 is effective for our fiscal year ending December 31, 2009.

In April 2008, the FASB finalized FSP FAS No. 142-3,”Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. In addition, FSP 142-3 requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Earlier adoption is prohibited. Therefore, we will adopt FSP 142-3 on January 1, 2009. We do not expect the adoption to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides a consistent framework, or hierarchy, for selecting the accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy of accounting principles within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have previously utilized the guidance within SAS No. 69, and, therefore, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of SFAS No. 157, which we partially adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 and determined that there was no impact on estimated fair values as of December 31, 2008.  We did not experience any significant impact from changes in interest rates for the years ended December 31, 2008, 2007 or 2006.

We do not believe that there are any other new accounting pronouncements that we are required to adopt that are likely to have at least some effect on our future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risks include fluctuations in interest rates and exchange rate variability.

As of December 31, 2008, we have a $2.0 million note bearing interest at the prime rate plus 1.0 percent. Interest expense from this note is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $32,000. We do not perform any interest rate hedging activities related to this note.

Additionally, we have exposure to non-U.S. currency fluctuations for our operations in Canada. As only approximately 2.5 percent of our revenue is denominated in non-U.S. currencies, we estimate that a change in the relative strength of the dollar to non-U.S. currencies would not have a material impact on our results of operations. We do not conduct any hedging activities related to non-U.S. currency.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements prepared in accordance with Regulation S-X are included in this Annual Report on Form 10-K after Item 15 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have established and maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer  and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that certain of our disclosure controls and procedures were not effective because of the material weaknesses described below in “Management’s Report on Internal Control Over Financial Reporting.” The Company’s internal audit group, under the direction of the Audit Committee, performed additional procedures to address the material weaknesses.  The results of this investigation were provided to the Company and considered in the Company’s closing process.  Accordingly, notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2008 as described below, we believe that the consolidated financial statements contained in this report accurately present our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

An internal control material weakness is a significant deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be presented or detected.  In connection with the assessment described above, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

Entity-Level Controls

As of December 31, 2008, management had sufficiently documented the Company’s control environment using the COSO internal control framework but concluded that such control activities were not operating effectively as of December 31, 2008.  Management concluded that it did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal controls for all aspects of its operations.  Specifically, the Company’s tone at the top was not sufficient to assure the directives of the Company’s Board of Directors were followed. Management did not obtain approval of the Board prior to entering into certain contracts and agreements as required by the Company’s control structure.  In addition, controls were not sufficient to prevent management override of controls over approval of disbursements.

Our independent registered public accounting firm, UHY LLP, has audited our internal control over financial reporting. UHY LLP’s report is included on page F2 to this Annual Report on Form 10-K.

/s/ John D. Clagg	/s/ J. Scott Tomer
John D. Clagg	J. Scott Tomer
Chief Financial Officer	Chief Executive Officer
March 16, 2009	March 16, 2009

Remediation Plan.

During 2008, an internal audit function was established and staffed.  That function now reports directly to the Chairman of the Audit Committee of the Board of Directors.

In addition, in fiscal 2009, the Board implemented restrictions on management's authority to enter into certain transactions.  Specifically, management must discuss with a board liaison (i) any proposed transaction outside of the ordinary course of business; and (ii) any transaction that exceeds $100,000 in aggregate annual expenditures, or $50,000 for related party transactions.

Changes in Internal Control Over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal period covered by this Annual Report on Form 10-K, and, as a result of such evaluation, has concluded that, except as noted below, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2008, we implemented a new consolidation and financial reporting software package, SAP®, to enhance our worldwide consolidation function. This software implementation is part of an ongoing effort to improve the effectiveness of our financial reporting process.  In connection with this implementation, during the fourth fiscal quarter of 2008, we have continued to modify the design, operation and documentation of our internal control processes impacted by the new software.

The Company has also modified its internal control over financial reporting in the manner set forth under "Remediation Plan" above.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders: “Proposal 1- Election of Directors,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” (including “Code of Ethics”), each of which is incorporated by reference herein.

There have been no material changes to the procedures by which stockholders may recommend director nominees to our Board of Directors since the filing of our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is set forth in the following section of our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders: “Executive Compensation” (including “Compensation Committee Report”), “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” each of which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders: “Security Ownership of Officers, Directors and 5% Owners” and “Equity Compensation Plan Information,” each of which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders: “Proposal 1- Election of Directors,” “Corporate Governance” and “Certain Relationships and Related Transactions,” each of which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the following section of our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders: “Proposal 2- Ratification of the Company’s Selection of its Auditors,” which is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1. Financial Statements
The consolidated financial statements and supplemental schedule of YTB International, Inc., together with the reports thereon of the independent registered public accounting firm, are included following the signatures to this Annual Report on Form 10-K. See Index to Financial Statements, Financial Statement Schedules included herein.

2. Financial Statement Schedules
Schedule II — Valuation Allowances and Qualifying Accounts follows the notes to the consolidated financial statements, which are included following the signatures to this Annual Report on Form 10-K. See Index to Financial Statements, Financial Statement Schedules included herein.

3. Exhibits
The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)	The exhibits filed with this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(c)	None.

INDEX TO EXHIBITS

2.1
Amended and Restated Merger and Stock Exchange Agreement dated November 19, 2004 by and between REZconnect Technologies, Inc. and YourTravelBiz.com, Inc., incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K as amended, Exhibit 2.1, filed with the SEC on June 20, 2005.

3.1	Amended and Restated Certificate Incorporation of the Company.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to YTB International, Inc.’s Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on September 28, 2007.

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

10.3
Commercial Lease Agreement, effective as of November 1, 2005, by and between Meridian Land Company, Inc. and the Company with respect to that certain real property located at Two Country Club View, 2nd Floor, Edwardsville, Illinois 62025 incorporated by reference to the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005, Exhibit 10.14, filed with the SEC on March 13, 2007.

10.4
Commercial Lease Agreement, dated August 10, 2007, by and between Meridian Land Company, Inc. and the Company, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on August 22, 2008.

*10.5
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and J. Lloyd Tomer, incorporated by reference to the Company’s Annual report on Form 10-KSB, Exhibit 10.5, filed with the SEC on March 31, 2008.

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

*10.12
YTB International, Inc. Amended Restated 2004 Stock Option and Restricted Stock Plan, incorporated by reference to the Company’s Annual Report on Form 10-KSB, Exhibit 10.12, filed with the SEC on March 31, 2008.

*10.13	YTB International, Inc. 2007 Sales Director Bonus Plan.

*10.14	Membership Interests Purchase Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on May 15, 2008.

*10.15
Employment Agreement, dated as of January 1, 2008, by and between the Company and Michael Y. Brent, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed with the SEC on May 15, 2008.

*10.16	2008 Employee Stock Purchase Plan of YTB International, Inc., incorporated by reference to the Company’s Registration Statement on Form S-8, Exhibit 4.1, filed with the SEC on May 23, 2008.

10.17
Contract to Purchase Commercial Real Estate by and between YTB International, Inc. and Prestige Management Services L.L.C., dated November 6, 2008, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on November 12, 2008.

10.18
Offer to Purchase relating to aircraft between Expectra Aviation, Inc. and YTB Air, Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed with the SEC on November 14, 2008.

10.19
Offer to Purchase relating to aircraft between Petebridge, LLC and YTB Air, Inc., incorporated by reference to the Company’s Current Report on form 8-K, Exhibit 10.1, filed with the SEC on November 26, 2008.

10.20
Purchase and Sale Agreement between YTB International, Inc. and WR Landing, LLC, dated as of November 24, 2008, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on November 26, 2008.

10.21
Aircraft Purchase Agreement between Expectra Aviation, Inc. and YTB Air, Inc., dated December 4, 2008, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on December 10, 2008.

*10.22	YTB International, Inc. TSO Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8, Exhibit 4.1, filed with the SEC on February 23, 2009.

14	YTB International, Inc. Code of Business Ethics Summary, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 14.1, filed with the SEC on April 18, 2008.

21	Subsidiaries of YTB International, Inc.

23	Independent Auditor’s Consent.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit, or incorporated by reference, to this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YTB International, Inc.
(Registrant)

March 16, 2009	/s/ J. Scott Tomer
J. Scott Tomer
Chief Executive Officer and Director

March 16, 2009	/s/ John D. Clagg
John D. Clagg
Chief Financial Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2009	/s/ J. Scott Tomer
J. Scott Tomer, Director and Chief Executive Officer
(principal executive officer)

March 16, 2009	/s/ J. Lloyd Tomer
J. Lloyd Tomer, Chairman of the Board of Directors

March 16, 2009	/s/ J. Kim Sorensen
J. Kim Sorensen, Director and Vice Chairman

March 16, 2009	/s/ Harold Kestenbaum
Harold Kestenbaum, Director

March 16, 2009	/s/ Clay Winfield
Clay Winfield, Director

March 16, 2009	/s/ Lou Brock
Lou Brock, Director

March 16, 2009	/s/ Andrew Wilder
Andrew Wilder, Director

March 16, 2009	/s/ Timothy Kaiser
Timothy Kaiser, Director

March 16, 2009	/s/ Paul Hemings
Paul Hemings, Director

March 16, 2009	/s/ John D. Clagg
John D. Clagg, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

March 16, 2009	/s/ Andrew F. Cauthen
Andrew F. Cauthen, Secretary, President and Chief
Operating Officer

 INDEX TO
YTB INTERNATIONAL, INC.
FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Report of Independent Registered Public Accounting Firm, Financial Statements	F1

Report of Independent Registered Public Accounting Firm, Internal Control Over Financial Reporting	F2-F3

Consolidated Balance Sheets as of December 31, 2008 and 2007	F4

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F5

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2008, 2007 and 2006	F6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F7-F8

Notes to Consolidated Financial Statements	F9-F49

(2) Financial Statement Schedules

Schedule II - Consolidated Valuation and Qualifying Accounts	F50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
YTB International, Inc.:

We have audited the accompanying consolidated balance sheets of YTB International, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  YTB International, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YTB International, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described  in Note 2 to the consolidated financial statements, the Company suffered a loss from operations, has a deficiency in its working capital, and is impacted by substantial uncertainties, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 27, the 2007 and 2006 consolidated statements of cash flows have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), YTB International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an adverse opinion.

/s/ UHY LLP

St. Louis, Missouri
March 16, 2009

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
YTB International, Inc.:

We have audited YTB International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  YTB International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment. The Company’s tone at the top was not sufficient to assure the directives of the Company’s Board of Directors were followed. Management did not obtain approval of the Board prior to entering into certain contracts and agreements as required by the Company’s control structure.  In addition, controls were not sufficient to prevent management override of controls over approval of disbursements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 16, 2009, on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, YTB International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

F2

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows of YTB International, Inc., and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements including explanatory paragraphs relating to going concern and to the restatement of the 2007 and 2006 consolidated statements of cash flows as discussed in Notes 2 and 27, respectively, to the consolidated financial statements.

 /s/ UHY LLP

St. Louis, Missouri
March 16, 2009

F3

On July 31, 2007 (the “Reclassification Date”), the Company filed an Amended and Restated Certificate of Incorporation which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and increased the Company’s total authorized capital. Stockholders of record on the Reclassification Date received two shares of Class B Common Stock and one share of Class A Common Stock in exchange for each share of existing common stock held as of the Reclassification Date. All shares and per share amounts in the consolidated financial statements reflect this reclassification.

YTB INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

Dollars in thousands, except share and per share data	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,203	$1,731
Restricted cash	1,667	2,268
Short-term investments	251	-
Available-for-sale securities	-	27
Accounts receivable (less allowance for doubtful accounts of $7 in 2008 and $6 in 2007)	2,680	2,662
Notes receivable (less allowance for uncollectible notes of $562 in 2008 and $45 in 2007)	458	2,042
Inventory	1,335	4,903
Prepaid marketing commissions and advances (less allowance for uncollectible advances of $162 in 2008 and $73 in 2007)	8,991	25,081
Assets held for sale	844	-
Other prepaid expenses and current assets, net	350	2,056

Total current assets	17,779	40,770

Long-term investments	-	1,000
Property and equipment, net	18,728	15,433
Intangible assets, net	2,322	2,395
Goodwill	2,979	2,979
Other assets	1,278	317

TOTAL ASSETS	$43,086	$62,894

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,446	$67
Accrued marketing commissions	2,148	3,494
Accrued travel commissions	1,784	1,692
Other accrued expenses	4,219	4,445
Deferred revenue	13,505	31,143
Short-term debt	1,973	2,500
Other current liabilities	867	1,077

Total current liabilities	26,942	44,418

Other long-term liabilities:
Long-term debt, less current maturities	-	220
Deferred tax liability	755	755
Other income tax liabilities	185	182
Other liabilities	11	11

Total other long-term liabilities	951	1,168

TOTAL LIABILITIES	27,893	45,586

Commitments and Contingencies (Notes 2, 23 and 25)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at December 31, 2008 and 2007	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 69,379,259 and 51,144,275 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively.	69	51
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 34,413,682 and 46,453,644 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively; convertible into Class A shares on a one-for-one basis	34	46
Additional paid-in capital	38,843	36,419
Accumulated other comprehensive loss	(70)	-
Retained earnings (deficit)	(23,683)	(19,208)

TOTAL STOCKHOLDERS' EQUITY	15,193	17,308

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,086	$62,894

See accompanying notes to consolidated financial statements.

F4

YTB INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

Dollars in thousands, except share and per share data	2008	2007	2006
NET REVENUES
Internet business center sales and monthly fees	$122,361	$103,218	$36,698
Travel commissions and services	27,907	20,659	7,364
Training programs and marketing materials	9,621	15,402	6,266
Other	2,658	2,006	569

Total net revenues	162,547	141,285	50,897

OPERATING EXPENSES
Marketing commissions	80,172	80,540	30,846
Travel commissions	19,972	13,427	4,893
Depreciation and amortization	2,531	1,152	408
Training programs and marketing materials	11,329	8,795	4,455
General and administrative	52,664	34,358	16,348

Total operating expenses	166,668	138,272	56,950

INCOME (LOSS) FROM OPERATIONS	(4,121)	3,013	(6,053)

OTHER INCOME (EXPENSE)
Interest and dividend income	234	447	170
Interest expense	(85)	(38)	(93)
Foreign currency translation loss	(58)	-	-

Total other income (expense)	91	409	77

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(4,030)	3,422	(5,976)

INCOME TAX PROVISION	445	213	-

NET INCOME (LOSS)	$(4,475)	$3,209	$(5,976)

NET INCOME (LOSS) PER SHARE:

Weighted average shares outstanding - basic for Class A and Class B shares	103,280,897	97,377,194	82,300,473
Weighted average shares outstanding - diluted for Class A and Class B shares	103,280,897	110,699,696	82,300,473

Net income (loss) per share - basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 4):	$(0.04)	$0.03	$(0.07)
Net income (loss) per share - diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 4):	$(0.04)	$0.03	$(0.07)

See accompanying notes to consolidated financial statements.

F5

YTB INTERNATIONAL, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2008, 2007 and 2006

Dollars in thousands, except share and	Preferred		Common Stock					Accumulated		Total
per share data	Stock		Class A		Class B		Additional	Other	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Loss	Earnings (Deficit)	Equity (Deficit)

Balance at January 1, 2006	-	$-	27,336,260	$27	54,672,520	$55	$19,322	$-	$(16,336)	$3,068

Settlement of Convertible debt derivative with common shares	-	-	200,000	-	400,000	-	400	-	-	400

Common shares issued for services	-	-	184,194	-	368,388	-	294	-	-	294

Common shares surrendered for cashless option exercise	-	-	(150,000)	-	(300,000)	-	(300)	-	-	(300)

Common shares issued for cashless option exercise	-	-	300,000	-	600,000	1	299	-	-	300

Stock option compensation	-	-	-	-	-	-	198	-	-	198

Net loss	-	-	-	-	-	-	-	-	(5,976)	(5,976)

Rounding difference	-	-	-	1	-	-	(1)	-	-	-

Balance at December 31, 2006	-	$-	27,870,454	$28	55,740,908	$56	$20,212	$-	$(22,312)	$(2,016)

Exchange Class B Shares for Class A shares	-	-	18,593,930	19	(18,593,930)	(19)	-	-	-	-

Adoption of FIN 48 cumulative effect adjustment	-	-	-	-	-	-	-	-	(105)	(105)

Common shares issued for restricted stock grant	-	-	3,112,901	3	6,225,802	6	9,641	-	-	9,650

Amortization of restricted stock	-	-	-	-	-	-	5,066	-	-	5,066

Shares issued for services	-	-	10,000	-	20,000	-	45	-	-	45

Common shares issued for options exercised	-	-	436,558	-	820,000	1	411	-	-	412

Exercise of common stock warrants	-	-	1,120,432	1	2,240,864	2	913	-	-	916

Stock option compensation	-	-	-	-	-	-	131	-	-	131

Net income	-	-	-	-	-	-	-	-	3,209	3,209

Balance at December 31, 2007	-	$-	51,144,275	$51	46,453,644	$46	$36,419	$-	$(19,208)	$17,308

Exchange Class B Shares for Class A shares	-	-	15,585,537	16	(15,585,537)	(16)	-	-	-	-

Common shares issued for restricted stock grant	-	-	1,954,775	2	3,251,618	3	(5)	-	-	-

Amortization of restricted stock	-	-	-	-	-	-	739	-	-	739

Shares issued for services	-	-	500,000	1	-	-	509	-	-	510

Common shares issued for options exercised	-	-	49,361	-	3,333	-	2	-	-	2

Exercise of common stock warrants	-	-	145,311	-	290,624	-	254	-	-	254

Stock option compensation	-	-	-	-	-	-	925	-	-	925

Net Loss	-	-	-	-	-	-	-	-	(4,475)	(4,475)
Foreign currency translation adjustment								(70)		(70)
Total comprehensive loss	-	-	-	-	-	-	-	-		(4,545)

Rounding difference	-	-	-	(1)	-	1	-	-	-	-

Balance at December 31, 2008	-	$-	69,379,259	$69	34,413,682	$34	$38,843	$(70)	$(23,683)	$15,193

See accompanying notes to consolidated financial statements.

F6

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

Dollars in thousands	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,475)	$3,209	$(5,976)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,531	1,152	408
Write-off of uncollectible notes and advances	274	-	-
Loss on disposal of property and equipment	408	10	-
Impairment loss on property and equipment	366	376	-
Reserve against inventory	3,024	-	-
Reserve against earnest money deposit	534	-	-
Goodwill impairment	149	-	-
Realized loss on investments	-	12
Write-off of deposit on acquisition of business	311	-	-
Provision for uncollectible notes and advances	856	201	-
Interest income on notes receivable	(113)	(156)
Provision for uncollectible interest on notes receivable	109	-	-
Shares issued for restricted stock grant	-	2,800	-
Shares issued for services	510	46	294
Amortization of restricted stock	739	5,066	-
Stock option expense	407	42	198
Compensation expense	-	553	-
Gain on settlement of convertible debt derivative	-	-	(461)
Change in operating assets and liabilities:
Restricted cash-collateral used as reserves for credit card processing	198	(1,018)	(750)
Restricted cash-Canadian operations	(147)	-	-
Accounts receivable, net	35	(2,559)	(39)
Notes receivable	1,244	(853)	(1,214)
Inventory	544	(3,887)	(1,017)
Prepaid marketing commissions and advances	15,738	(12,102)	(8,766)
Other prepaid expenses and current assets	1,196	(1,662)	(109)
Other assets	(72)	9	1
Accounts payable	1,891	(123)	(574)
Accrued marketing commissions	(1,346)	1,686	1,230
Accrued travel commissions	92	1,331	304
Other accrued expenses	(188)	1,349	1,956
Other current liabilities	241	106	3,984
Deferred revenue	(17,637)	16,370	10,109
Convertible debt derivative	-	-	581
Other income tax liabilities	3	77	-
Other liabilities	-	(13)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,422	12,022	159

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,337)	(9,169)	(3,155)
Proceeds from sale of property and equipment	701	87	-
Acquisition of business	(149)	-	-
Deposit on purchase of business	-	(311)	-
Proceeds from sale of available-for-sale securities	1,021	1,147	2,904
Purchases of available-for-sale securities	-	(1,171)	(307)
Purchases of short-term investments	(251)	-	-
Deposit received on business expansion	100	-	-
NET CASH USED IN INVESTING ACTIVITIES	(7,915)	(9,417)	(558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	812
Repayment of bank overdraft	-	(812)	-
Principal repayments of debt	(242)	(21)	(21)
Repayment of notes payable	-	-	(122)
Repayment of short-term debt	(527)	(1,370)	-
Cash collateral for standby letter of credit	(1,910)	-	-
Reduction in cash collateral for standby letter of credit	1,910	-	-
Restricted cash-collateral for outstanding note	-	-	(500)
Reduction in restricted cash-collateral for outstanding note	500	-	-
Proceeds from exercise of common stock options	2	412	-
Proceeds from exercise of common stock warrants	254	917	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13)	(874)	169

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(22)	-	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(528)	1,731	(230)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,731	-	230
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,203	$1,731	$-

See accompanying notes to consolidated financial statements.

F7

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

Dollars in thousands	2008	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$75	$41	$95
Income taxes paid	282	29	-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in accounts payable and accrued expenses	$488	$356	$239
Notes receivable issued for sale of property and equipment	1,760	-	-
Reclass of long-term investments to available-for-sale securities	1,000	-	-
Reclass of property and equipment to assets held for sale	844	-	-
Stock option compensation	518	88	-
Reclass of notes receivable to other current assets / other assets	65	-	-
Reclass of notes receivable reserve to acquisition of business reserve	45	-	-
Reclass of commission advances to notes receivable	21	-	-
Transfer of Class B common stock shares to Class A common stock shares	16	19	-
Shares issued for restricted stock grant	5	-	-
Shares issued under a restricted stock grant in settlement of bonus liability	-	6,850	-
Increase in short-term obligations and property and equipment	-	1,370	2,500
Reclass of available-for-sale securities to long-term investments	-	1,000	-
Increase in goodwill related to increase in deferred tax liability	-	755	-
FIN 48 cumulative effect adjustment	-	105	-
Property and equipment settlement of bonus liability	-	101	-
Shares issued in cashless warrant exercise	-	1	-
Shares issued in settlement of convertible debt derivative	-	-	400

See accompanying notes to consolidated financial statements.

F8

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) has three wholly-owned subsidiaries: YourTravelBiz.com, Inc. and its subsidiaries (collectively “YTB Marketing”); YTB Travel Network, Inc. and its subsidiaries (collectively “YTB Travel”); and REZconnect Technologies, Inc. (“REZconnect”). The Company, together with its subsidiaries, are hereafter collectively referred to as the “Company” unless noted otherwise.

Effective July 31, 2007, the Company underwent a reclassification of its existing common stock and an accompanying three-for-one stock split (structured as a stock dividend) that resulted in the holders of the Company’s existing common stock receiving one share of Class A Common Stock and two shares of Class B Common Stock for each share of existing common stock held prior to such date. The Company’s authorized capital was also increased in conjunction with the reclassification, resulting in 300 million shares of Class A Common Stock and 100 million shares of Class B Common Stock being authorized under the Company’s Amended and Restated Certificate of Incorporation. See Note 18 - “Common Stock Reclassification.”

The Company provides Internet-based travel-related services and technology, which offers proprietary reservation systems for the travel industry, and is also a full-service provider of travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “Your Travel Biz™,” “YTBnet.com™,” “Travel Network™,” “Global Travel Network™,” “YTB Travel Network™” and “Travel Network Vacation Central™,” as well as Internet websites “Bookmytravel.com™,” “REZconnect.com™” and “RezCity.com™.” The Company provides services to customers located primarily in the United States, and maintains its corporate headquarters in the State of Illinois. One of its subsidiaries maintains administrative offices in New Jersey.

Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions. YTB Marketing markets Internet Business Centers (“IBC” or “IBCs”), formerly referred to as internet travel websites, on behalf of YTB Travel by use of independent marketing representatives (“Reps”). YTB Travel operates home based travel websites which book online travel transactions, collect payments, collect licensing fees, and pay travel sales commissions. REZconnect operates as a travel vendor relationship management company and offers franchises to “brick and mortar” travel agencies. All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by REZconnect are made through its independent agencies and franchisees, or through its interactive websites.

In early 2008, YTB expanded its services into Canada, the Bahamas, and Bermuda. YTB commenced operations in the Bahamas in January 2008 and in Canada and Bermuda in early February 2008. As a result of this international expansion, Referring Travel Agents (or Referring Travel Affiliates in Canada, “RTAs”), living in these countries can now refer customers to book travel through IBCs that RTAs acquire from the Company, and, similarly, Reps who are located there can market IBCs to others in the U.S., Puerto Rico, the Bahamas, Bermuda and Canada.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has incurred losses from operations for the year ended December 31, 2008 of $4.1 million. In addition, negative current economic conditions and other factors have led to a reduction in the number of active RTAs in the Company. The number of active IBC sites has declined during the year ended December 31, 2008 by a net of 39,419 sites to 92,383 active RTA IBCs from the 131,802 reported as of December 31, 2007. The Company is also defending against two cases challenging the legality of its network marketing program. The litigation claims can be expensive and time consuming to bring and defend against and could result in settlements or damages that could significantly affect financial results. The Company’s loss from operations, the declining active IBC count, working capital deficiency, uncertainties surrounding the Company’s pending litigation and the general downturn in the economy raise substantial doubt about the Company’s ability to continue as a going concern.

F9

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Management has taken several actions to ensure that the Company will continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization. In addition, the Company has instituted more efficient management techniques through better utilization of technology. The Company is also evaluating the possibility of raising new capital for future operations. Management believes these factors will contribute toward achieving profitability. However, there can be no assurance that the Company will be successful in achieving its objectives.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by the Company's plan. Additionally, although the Company believes that it has meritorious defenses against certain legal proceedings described in Note 25 - “Commitments and Contingencies” and intends to vigorously defend the cases, if the Company is unsuccessful in its defense against the claims, the result would likely have a material adverse effect on the Company’s liquidity and financial condition. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of YTB, and its wholly-owned subsidiaries, YTB Marketing, YTB Travel, and REZconnect. All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to, the determination of the estimated RTA life which impacts revenue recognition and related marketing commissions/bonuses, impairment of goodwill, realization of deferred tax assets, the recoverability of capitalized software development costs and allowance for doubtful accounts. Actual results could differ from those estimates.

Common Stock Reclassification

All share references and share-based calculations are presented to give retroactive effect to the three-to-one stock split and reclassification that was effective July 31, 2007. See Note 18 - “Common Stock Reclassification.”

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

F10

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Investments

Investments designated as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Investment in Certain Debt and Equity Securities," are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the consolidated statements of operations.

In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

The Company’s investments in Auction Rate Securities (“ARS”) as of December 31, 2007, were primarily backed by student loans originated under the Federal Family Education Loan Program (“FFELP”), and were over-collateralized and guaranteed by the U.S. Department of Education. In addition, all ARS held were rated by one or more of the major independent rating agencies as either AAA or Aaa. See Note 8 - “Long-term Investments” for further details on the Company's investments. As of December 31, 2007, the cost of marketable securities approximated fair value. There are no long-term investments as of December 31, 2008.

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

Notes receivable

The Company reflects notes receivable at the outstanding principal balance as of the balance sheet date, as adjusted by any write-offs or reserves established for potentially uncollectible notes. If material, interest is imputed on notes receivable that are non-interest bearing or bear interest at an inappropriate rate. When appropriate, a reserve is recorded against notes receivable to reduce the balance to the estimated net realizable value. The notes receivable reserve reflects management’s best estimate of probable losses inherent in the notes receivable balance. Management determines the reserve at the end of each reporting period based on the length of time notes are past due, known troubled notes, historical experience and other currently available evidence. Notes receivable are written off when the note is deemed uncollectible.

The Company reflects notes receivable with terms of one year or less as a current asset in the consolidated balance sheet, net of the related reserve. The Company includes notes receivable with terms of greater than one year in other assets on the consolidated balance sheet.

F11

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Interest Receivable on Notes

The Company includes interest receivable on notes in other prepaid expenses and current assets in the consolidated balance sheet, net of the related reserve. As management believes that the collection of interest on notes issued to Reps is not probable, a 100% reserve is established with a corresponding offset to bad debt expense, when the interest is accrued. Interest receivable is written off when the related note is deemed uncollectible.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At times, cash in banks is in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit and the Canada Deposit Insurance Corporation for our Canadian operations. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

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

Inventory

Inventories are stated at lower of cost or market and consist of marketing sales aids such as “Success from Home” and “Fun and Travel” magazines, a promotional tool for the Reps, other printed marketing materials and apparel. Cost for all of the Company’s inventories is determined on a first-in, first-out (FIFO) basis. At the end of each reporting period, when required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives are as follows:

Asset Category	Useful Life
Building and building improvements	15 - 30 years
Vehicles	5 years
Equipment including computer hardware and software	3 - 5 years
Furniture and fixtures	2 - 5 years
Leasehold improvements	2 years *

* Based on the term of the underlying lease

Expenditures for improvements are capitalized, while normal repair and maintenance costs are charged to expense when incurred. When property and equipment are disposed, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

The Company also capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of qualified assets and is amortized over the estimated useful lives of the assets.

In accordance with Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” property and equipment includes amounts related to the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

F12

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Long-lived asset recoverability

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

The Company believes that the carrying amounts of its long-lived assets as of December 31, 2008 are fully recoverable.

Intangible assets, net

Intangible assets other than domain names are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairment of intangible assets was identified during any of the periods presented.

Goodwill

Goodwill, which is the excess of cost over the fair value of net assets (including identifiable intangibles) acquired in a business acquisition, is not amortized but rather tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset might not be fully recoverable, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 also requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values. For further discussion of goodwill, see Note 12 - “Goodwill.”

Revenue Recognition

IBC sales and monthly fees

The Company generates revenue from the sale of IBCs, and from providing training and ongoing license services to the new business owners of such IBCs, i.e. RTAs. The recognition of all up-front fees received from new IBC sales is deferred and recognized as income over a twelve-month period, which is the weighted average RTA life.

Monthly web hosting fees are collected prior to the service being performed (the IBC remaining active) and are collected throughout a calendar month, based on the anniversary date of each RTA. The proportion of the fees that are applicable to the next calendar month are deferred and recognized the following month when the services are provided.

Travel commissions and services

Travel commissions, incentives and other travel service revenues earned are recognized as revenue in the period the travel departure takes place. Travel commissions, incentives and other travel service revenues earned where the Company acts in the capacity of a wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Training programs and marketing materials revenue

Sales revenues from the sale of Rep and RTA sales aides and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the Rep or RTA. Sales revenues from training programs are recognized when the Rep or RTA has completed the related training course.

F13

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

Expense recognition of commission costs

The Company incurs commission costs that are directly related to the origination of new IBC sales, monthly web hosting fees and travel sales which result in the deferral of revenue. Such incremental direct commission costs are capitalized in accordance with FASB Technical Bulletin No. 90-1 (“FTB 90-1”). In addition, the Company has elected to account for such commission costs in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104 and FTB 90-1, by deferring and charging such costs to expense in proportion to the related revenue recognized.

Commission costs incurred directly related to the origination of new IBC sales are recognized over the same revenue deferral period of twelve months.

Commission costs related to monthly web hosting fees charged by the Company are capitalized and deferred. Monthly web hosting fees are collected throughout a calendar month, based on the anniversary date of each RTA. This fee is collected prior to the service being performed (the IBC remaining active). The proportion of the revenue that is applicable to the next calendar month is deferred, along with the corresponding commission expense.

Travel commission costs are charged to expense when the related travel revenue is recognized, the period the travel departure takes place.

Marketing compensation plan

The Company offers a compensation plan to its Reps under an arrangement that pays the Reps direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each Rep’s personal and team IBC sales, or enrolled referrals. The “commission override” is comprised of a small portion of the monthly web hosting fee RTAs pay to the Company which is paid to the Rep responsible for selling the IBC.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active IBCs, following the month earned. All commissions are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months, which is based upon the estimated RTA life. In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Advertising costs

Pursuant to the provisions of SOP No. 93-7 issued by the American Institute of Certified Public Accountants, the Company expenses advertising costs as incurred. Advertising expense was $50,000 in 2008 and $248,000 in 2007.

F14

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Income taxes

The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The current portion of tax liabilities is included in other current liabilities and the noncurrent portion of tax liabilities is included in other long-term liabilities in the consolidated balance sheet. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period in which such determination is made.

The Company generally recognizes interest and penalties related to uncertain tax positions through income tax expense.

The Company’s federal income tax returns for the tax years after 2002 remain subject to examination (2003 remains open due to amended tax returns). The various states in which the Company is subject to income tax are generally open for the tax years after 2003. There are no federal, state or foreign income tax audits in process as of December 31, 2008.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.

Earnings Per Share

The Company computes earnings per share in compliance with SFAS No. 128, “Earnings per Share,” which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share. Because both of the Company’s Class A Common Stock and Class B Common Stock share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

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

Fair Value Measurements

Effective January 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for assets and liabilities measured at fair value on a recurring basis as allowed by FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) and FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  SFAS No. 157 accomplishes the following key objectives:

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

F15

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

The Company’s financial assets and liabilities including long-term investments are reflected at fair value in accordance with SFAS No. 157.

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157.  Some fair value measurements, such as long-term investments referred to above, are performed on a recurring basis, while others, such as impairment of goodwill and other intangibles are performed on a nonrecurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribution for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measuring attribute. SFAS No. 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R (“SFAS No. 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS No. 141R to have an impact on the accounting for any future business acquisitions of the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company has determined that this statement will have no material impact on its future financial statements.

F16

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

In February 2008, the FASB issued FSP 157-2, to partially defer the effectiveness of SFAS No. 157. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not expect the adoption to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which requires expanded disclosures about derivative instruments and hedging activities. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations. SFAS No. 161 is effective for the Company for the year ending December 31, 2009.

In April 2008, the FASB finalized FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. In addition, FSP 142-3 requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Earlier adoption is prohibited. Therefore, the Company will adopt FSP 142-3 on January 1, 2009. The Company does not expect the adoption to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides a consistent framework, or hierarchy, for selecting the accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy of accounting principles within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has previously utilized the guidance within SAS No. 69, and, therefore, it does not expect the adoption of SFAS No. 162 to have a material effect on our financial statements.

In October 2008, the FASB issued FSP 157-3 to clarify the application of SFAS No. 157, which the Company partially adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 and determined that there was no impact on estimated fair values as of December 31, 2008.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

F17

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 4 - NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock. See Note 18 – “Common Stock Reclassification” for a discussion of the rights and privileges of Class A Common Stock and Class B Common Stock. The Company has computed the earnings per share in compliance with SFAS No. 128, “Earnings per Share,” which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share. Because both classes share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

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

Dollars in thousands, except share and per share data	2008	2007	2006

Numerator:
Net income (loss)	$(4,475)	$3,209	$(5,976)

Denominator:
Weighted average common shares and denominator for basic calculation:	103,280,897	97,377,194	82,300,473

Weighted average effects of dilutive equity based compensation awards:
Stock options	-	416,945	-
Stock warrants	-	3,477,056	-
Restricted stock awards	-	9,428,501	-

Denominator for diluted calculation	103,280,897	110,699,696	82,300,473

Net income (loss) per share - basic for Class A and Class B	$(0.04)	$0.03	$(0.07)
Net income (loss) per share - diluted for Class A and Class B	$(0.04)	$0.03	$(0.07)

An aggregate of 3,828,314 and 3,722,080 shares (of both Class A Common Stock and Class B Common Stock) for the years ended December 31, 2008 and 2006, respectively, was excluded from the computation of diluted earnings per share as the inclusion of such shares would have had an anti-dilutive effect.

F18

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 5 - RESTRICTED CASH

Restricted cash as of December 31, 2008 and 2007 was $1.7 million and $2.3 million, respectively. Restricted cash as of December 31, 2007 included a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as the Company’s new corporate headquarters and $1.8 million in reserves with the Company’s domestic credit card processor, the former of which was released but subsequently surrendered by the Company on January 8, 2008 in partial repayment of the principal amount outstanding under such indebtedness. In addition, restricted cash as of December 31, 2008 includes a $50,000 translation adjustment with a corresponding decrease to accumulated other comprehensive income included in stockholders’ equity (deficit). The decrease in restricted cash of $601,000 as of December 31, 2008 compared with December 31, 2007 was primarily due to the release of the $500,000 certificate of deposit as noted above and a $198,000 decrease in reserves with the Company’s domestic credit card processor partially offset by $147,000 deposited in reserve with an additional credit card processor in connection with the Company’s launch of its Canadian operations on February 8, 2008.

NOTE 6 - NOTES RECEIVABLE

Included in notes receivable are notes issued to certain Reps that bear interest at rates that approximate current market interest rates and have terms of one year or less.  The terms of many of the Rep notes have been extended beyond the original terms. The notes are primarily guaranteed by Sales Directors with at least 2,000 people or more in their organization, against future earnings of those Sales Directors.  As of December 31, 2008 and 2007, reserves of $562,000 and $45,000, respectively, have been recorded against the respective note balances of $622,000 and $2.1 million.

Also included in notes receivable as of December 31, 2008 is a $500,000 non-interest bearing note received as proceeds for the sale of land on November 24, 2008. Principal under the note, collateralized by the related land sold, is due and payable 120 days from the date of the note. The Company did not impute interest on the note as it was not material. The Company recorded a deferred gain of $102,000 on the sale of land based upon the percentage of total profit to total sales value, and included the deferred gain as a reduction from the related note receivable. See Note 24 – “Real Estate Transactions.”

Included in other assets on the consolidated balance sheet as of December 31, 2008 is a $1.2 million 8% note received as proceeds for the sale of property and equipment on December 16, 2008. Interest only payments of $8,000 are due monthly beginning January 16, 2009. The principal of $1.2 million along with the final interest payment of $8,000 is due June 16, 2010. The note is collateralized by the related property sold. See Note 24 – “Real Estate Transactions.”

NOTE 7 - INVENTORY

Inventory, net of reserves, consists of the following materials available for sale to Reps:

Dollars in thousands	2008	2007
"Success From Home" and "Success" magazines	$-	$2,772
"Fun and Travel" magazines	-	1,173
Audio / video marketing	4	576
Printed marketing materials	931	382
Apparel	400	-

Inventory, net	$1,335	$4,903

The Company recorded a reserve against slow-moving magazines, audio/video and printed marketing materials of $3.0 million for the year ended December 31, 2008. There was no reserve recorded against inventory as of December 31, 2007.

F19

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 8 - LONG-TERM INVESTMENTS

ARS are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

As of December 31, 2007, the Company's investment portfolio included $1.0 million in par value of ARS which were primarily backed by student loans originated under the FFELP and were over-collateralized, and guaranteed by the United States Federal Department of Education. In addition, all ARS held by the Company were rated by the major independent rating agencies as either AAA or Aaa at the time of purchase. Most of these ARS were scheduled to reset subsequent to December 31, 2007. As of February 29, 2008, $1.0 million of the Company's ARS, failed auctions due to sell orders exceeding buy orders. As a result, the Company classified the $1.0 million in ARS as long-term investments as of December 31, 2007. This amount represented the entire balance of the ARS as of December 31, 2007.

On September 7, 2008, the investment bank holding the Company’s ARS announced that it had agreed to purchase a certain amount of ARS held by certain of its customers. The offer was made in connection with a settlement and proposed settlements between the investment bank and the Commonwealth of Massachusetts and other regulators. On October 1, 2008, the Company received an offer from the investment bank holding its ARS to purchase 100% of the Company’s outstanding ARS portfolio at par value of $1.0 million, which the Company accepted. The settlement date for this transaction was October 7, 2008 and the Company received the funds on that day.

NOTE 9 – ASSETS HELD FOR SALE

On February 29, 2008, the Company acquired a business jet for the purchase price of $1.3 million. The Company utilizes the jet for the transport of its employees, officers, directors, business guests, and property for business-related purposes. The Company has determined the useful life of the jet to be seven years.

In August 2008, the Company made the decision to sell the jet within the next 12 months for an amount expected to be less than its current carrying amount and recorded a pre-tax impairment loss of $366,000 reflected in general and adminstrative expenses (which includes $56,000 in selling costs) to write down the jet to its estimated realizable value less costs to sell of $844,000. On January 12, 2009, the Company sold the business jet for net proceeds of $872,000. In addition, the Company incurred costs of $28,000 to prepare the jet for sale. The Company reclassified it to assets held for sale on the Company’s consolidated balance sheet as of December 31, 2008 in the parent segment. The Company ceased depreciating the jet at the time it was classified as held for sale. Depreciation for the year ended December 31, 2008 was $90,000, which is included in total depreciation and amortization expense. See Note 26 - “Subsequent Events.”

F20

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consists of the following:

Dollars in thousands	2008	2007
Equipment	$3,131	$2,737
Furniture and fixtures	751	847
Capitalized software	5,296	2,017
Vehicles	64	164
Buildings and improvements	4,216	5,408
Land	3,341	4,721
Construction in progress and deposits	6,676	2,210
Leasehold improvements	142	121
	23,617	18,225
Less: Accumulated depreciation	(4,889)	(2,792)

Property and equipment, net	$18,728	$15,433

Depreciation and amortization expense on property and equipment was $2.5 million, $1.1 million and $335,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation on leasehold improvements on the Company’s former headquarters was accelerated during the fourth quarter of 2006 in anticipation of the planned move of the headquarters office to the new facility.

As of December 31, 2008 and 2007, capitalized software development costs, net of accumulated amortization, totaled $305,000 and $370,000, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization of capitalized software development costs of $169,000, $65,000 and $29,000, respectively, which is included in total depreciation and amortization expense above.

On February 1, 2008, SAP, the Company’s new enterprise resource planning software application, was implemented. The cost of approximately $1.7 million, $987,000 of which was included in assets under construction as of December 31, 2007, was recorded as an addition to software during 2008. Depreciation for the year ended December 31, 2008 was $491,000 and is included in total depreciation and amortization expense above.

The Company capitalized interest related to its ongoing construction of its new corporate headquarters in Wood River, Illinois of $110,000, $189,000 and $81,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2008, the Company recorded an impairment charge of $366,000. See Note 9 – “Assets held for Sale”. During 2007, due to a change in the design of the Company’s corporate headquarters recorded in the parent segment, the Company recorded a pre-tax impairment of $376,000 which is reflected in general and administrative expenses.

F21

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 11 - INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of December 31, 2008 and 2007:

Dollars in thousands	At December 31, 2008			At December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360	$209	$151	$360	$158	$202
RTA agreements	690	690	-	690	690	-
Vendor agreements	220	89	131	220	67	153
Total amortized intangible assets	1,270	988	282	1,270	915	355

Unamortized intangible assets
Domain names	2,040	-	2,040	2,040	-	2,040
Total unamortized intangible assets	2,040	-	2,040	2,040	-	2,040
Total	$3,310	$988	$2,322	$3,310	$915	$2,395

(1)	The estimated useful lives of non-compete agreements, RTA agreements and vendor agreements are seven years, one year and 10 years respectively.

Aggregate Amortization Expense

2006	$73
2007	73
2008	73

The estimated amortization expense related to intangible assets as of December 31, 2008 over the next five years and thereafter, assuming no subsequent impairment of the underlying assets, is as follows:

Estimated Amortization

2009	$73
2010	73
2011	70
2012	22
2013	22
2014 and thereafter	22
$282

F22

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 12 – GOODWILL

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method.

Changes in the carrying amount of goodwill by segment during 2007 and 2008 are as follows:

Dollars in thousands	Marketing	Travel	Parent	Total

Balance as of December 31, 2006	$-	$-	$2,224	$2,224
Tax adjustment (1)	-	-	755	755
Balance as of December 31, 2007	$-	$-	$2,979	$2,979
Acquisition of Sunrise Travel Service	-	-	149	149
Impairment of Sunrise Travel Service	-	-	(149)	(149)
Balance as of December 31, 2008	$-	$-	$2,979	$2,979

(1)
During the second quarter ended June 30, 2007, the Company discovered that a long-term deferred tax liability with a corresponding increase to goodwill had not been recorded on the Company’s balance sheet pertaining to the intangible assets created during the tax-free merger in 2004. The deferred tax liability associated with the intangible assets of $1.3 million should have been recorded with a reduction in the valuation allowance of approximately $500,000 and an increase to goodwill of $755,000, resulting in a net deferred tax liability of $755,000.

The Company has elected to perform the annual impairment test on goodwill during the fourth quarter of each year, unless circumstances arise that require more frequent testing. During the fourth quarters of 2008 and 2007, the Company completed the annual impairment test of goodwill. As a result, in 2008, goodwill of the Company’s subsidiary Sunrise Travel (purchased in 2008) with a carrying amount of $149,000 was written down to its fair market value of $0, resulting in an impairment charge of $149,000, which was included in earnings for the year ended December 31, 2008. The Company concluded goodwill was not impaired as of December 31, 2007.

NOTE 13 - BONUS ACCRUAL

Sales Director Bonus Plans. During the 4th quarter of 2005, the Company began a program to award bonuses to its Reps to recognize certain Reps (Sales Director level Reps) for outstanding contributions to the growth and success of the Company and to encourage all Reps to fulfill specific goals or targets for sales levels, enrolling of new RTAs or other business-critical functions. The awards offered were in the form of the Company’s stock, based upon a predetermined calculation. That bonus program was terminated in the first quarter of 2007, with an accompanying pay-out of a one-time restricted stock award to Sales Director level Reps under the program effective as of January 2, 2007. That initial award program was replaced by a new plan— the 2007 Sales Director Bonus Plan— that was approved by the Company’s Board of Directors on February 19, 2007 and by its stockholders on June 11, 2007.

Bonus expense, net of forfeitures, included in marketing commissions expense for the years ended December 31, 2008, 2007 and 2006 were $422,000, $636,000 and $4,083,000, respectively, under these Sales Director level bonus plans. Accrued bonuses as of December 31, 2008 and 2007 totaled $452,000 and $548,070, respectively, under these plans.

Executive Employment Agreements. Under the Company’s employment agreements with several of its executives, in effect since the 2005 fiscal year, such executives were entitled to a bonus based on the level of net pre-tax income of the Company. For fiscal 2007, based on the Company’s achievement of $3,422,095 in net pre-tax income, post bonus, the Company accrued $380,233 in bonus awards for such executives, representing 2.5% of the Company’s net pre-tax income for such year. There were no bonus awards accrued for fiscal 2008.

F23

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 14 - BENEFIT PLANS

The Company maintains a 401(k) benefit plan for its United States’ employees. Substantially all U.S. employees are eligible to elect coverage under the plan which provides for Company matching contributions based on employee contributions up to certain plan limits. In addition, discretionary contributions are made by the Company and are dependent on the length of service of each employee. The Company’s expense associated with the matching and discretionary components of the plan for the years ended December 31, 2008, 2007 and 2006 was $400,000, $337,000 and $160,000, respectively, and is included in the accompanying consolidated statements of operations in general and administrative expense.

NOTE 15 - FINANCING ARRANGEMENTS

Short-Term Debt

On July 26, 2006, the Company purchased 12 acres of land which included a 100,000 square foot building (the “Property”) for $2.5 million to house its new corporate headquarters in Wood River, Illinois. The Company financed the purchase of the Property by issuing a note (the “Note”) in the amount of $2.5 million bearing interest at a rate of Prime less 0.50%, floating daily, from Meridian Bank, a local bank controlled by two of our directors. The Note required interest only monthly payments for the first two years of the Note after which the entire principal was to be paid or the Note was to be refinanced. The Note was collateralized by the first mortgage on the Property and a $500,000 Certificate of Deposit. The Certificate of Deposit was released on January 8, 2008, after the Company made $625,000 of improvements to the Property, but it was used by the Company to reduce the principal amount owed under the Note. On July 26, 2008, the Company renewed the Note for the principal sum of $2.0 million, the outstanding balance as of that date (the “Note Renewal”). The Note Renewal bears interest at the rate of Prime plus 1.0%, floating daily, and is collateralized by the first mortgage on the Property. Principal and interest payments of $14,000 are due monthly based upon a 20-year amortization for the first year of the Note after which the entire principal will be paid or the Note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2009, the Note Renewal is payable upon demand per the terms of the agreement; however, no demand has been made to date. There are no other restrictive covenants included in the Note Renewal.

On October 10, 2008, Meridian Bank was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking. Subsequently the FDIC was named Receiver. The terms of the Company’s Note did not change under the terms of the loan contract because they are contractually agreed to in the promissory note with the failed institution.

The outstanding loan balance at December 31, 2008 and 2007 is $2.0 million and $2.5 million, respectively. See Note 21 – “Related Party Transactions” for additional information.

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“SBA”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan was repayable via a monthly installment of $3,000, including interest at 4% per annum, through October 2017. The loan was guaranteed by the President of the REZconnect subsidiary. On December 27, 2006, the Company, upon approval from its Board of Directors, guaranteed the debt, thereby allowing for the release of the guarantee by the President of the REZconnect subsidiary. The outstanding loan balance as of December 31, 2007 was $242,000, of which current maturities of $22,000 was included in other current liabilities on the consolidated balance sheet. The loan was paid off during the fourth quarter of 2008.

F24

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 16 – BUSINESS COMBINATIONS

Proposed Business Acquisition

On November 28, 2007, the Company signed a letter of intent and made a deposit of $311,000 in connection with a proposed acquisition of a business which is included in Other Assets, Net as of December 31, 2007. The Company had also previously advanced the potential target company $45,000 which was reserved as of December 31, 2007. During 2008, the Company reached an agreement on the termination of the proposed acquisition and, consequently, as of December 31, 2008, the total deposit and advance of $356,000 have been written off.

Acquisition of Travel Agency for Canadian Operations

On February 8, 2008, the Company completed the acquisition of the assets of Sunrise Travel Service (“Sunrise”), a travel agency located in Ontario, Canada, for $149,000. As there were no material identifiable assets in Sunrise, the purchase price was recorded to goodwill in the first quarter of 2008. During the fourth quarter of 2008, the Company reassessed the value of the goodwill recorded for this purchase and has determined it to have no value given current economic conditions. The acquisition is expected to provide the Company with additional markets as part of its new Canadian operations: leisure, honeymoon, and corporate travel. However, due to losses from operations and uncertainties surrounding the current global economic downturn, the Company recorded an impairment loss of $149,000 during the fourth quarter of 2008 to write off the goodwill previously recorded. Travel commission revenues generated by Sunrise totaled $105,000 for the year ended December 31, 2008.

NOTE 17 – FAIR VALUE DISCLOSURES

Fair Value Measurements.

The Company’s financial assets and liabilities, which include long-term investments, recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note 3, "Summary of Significant Accounting Policies" for a discussion of the Company’s policies regarding this hierarchy.

Assets Measured at Fair Value on a Recurring Basis

The Company’s assets carried at fair value on a recurring basis are investments in auction rate securities as described in Note 8, "Long-term Investments".  As of December 31, 2007, the entire $1.0 million in securities were classified within level 3 and during 2008 were reclassified from level 3 to level 2 as a result of the investment bank’s subsequent offer to purchase such securities.  On October 1, 2008, the Company received an offer from the investment bank holding its ARS to purchase 100% of the Company’s outstanding ARS portfolio at par value of $1.0 million, which the Company accepted.  The settlement date for this transaction was October 7, 2008 and the Company received the funds on that day.  Therefore, there was no balance in long-term investments as of December 31, 2008.

When determination is made to classify a financial instrument within level 2, the determination is based upon quoted market prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial statement.  The estimated fair value during 2008 at level 2 was based upon information provided by the investment bank, through which the Company holds such securities, e.g. the offer to purchase.

Assets Measured at Fair Value on a Nonrecurring Basis

Dollars in thousands	Fair Value Measurements Using
December 31, 2008	Quoted Prices in Active Markets for	Significant
Description	Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Long-lived assets held for sale	$-	$844	$-	$(366)
Goodwill	-	-	-	(149)

TOTAL	$-	$844	$-	$(515)

In accordance with the provisions of SFAS No. 144, long-lived assets held for sale with a carrying amount of $1.2 million were written down to their fair value of $900,000, less cost to sell of $56,000 (or $844,000), resulting in a loss of $366,000, which was included in earnings for the period.

In accordance with the provisions of SFAS No. 142, goodwill of our subsidiary Sunrise Travel with a carrying amount of $149,000 was written down to its fair value of $0, resulting in an impairment charge of $149,000, which was included in earnings for the period.

NOTE 18 - COMMON STOCK RECLASSIFICATION

On July 31, 2007, the Reclassification Date, the Company filed its Amended and Restated Certificate of Incorporation, previously approved by the Company’s stockholders at the Company’s annual meeting of stockholders on June 11, 2007, which authorized the issuance of two classes of common stock - Class A Common Stock and Class B Common Stock - and an increase in the Company’s total authorized capital. This amendment and restatement enabled a reclassification of the Company’s old common stock, par value $0.001 per share (“Old Common Stock”) and an accompanying stock split (collectively, the “Reclassification”) pursuant to which stockholders of record received one share of Class A Common Stock and two shares of Class B Common Stock for each share of Old Common Stock held as of the Reclassification Date.

Shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time, on a one-for-one basis. Shares of Class B Common Stock automatically convert into shares of Class A Common Stock upon sale or other disposition (except for transfers among related entities, transfers to trusts for the benefit of the transferring holder of the Class B Common Stock, bona fide pledges under financing arrangements and similar transfers). Under the Company’s Amended and Restated Certificate of Incorporation, each share of Class A Common Stock and each share of Class B Common Stock are equal with respect to the right to receive dividends declared by the Company’s Board of Directors in its discretion from time to time from funds legally available therefore, whether in cash, stock or property. Each holder of shares of Class A Common Stock shall be entitled to one-tenth (1/10) vote for each share of Class A Common Stock held and each holder of shares of Class B Common Stock shall be entitled to one vote for each share of Class B Common Stock held.

All shares and per share amounts in this Annual Report on Form 10-K reflect this Reclassification.

The Company announced on August 1, 2007, immediately following the effectiveness of the Reclassification, that the new ticker symbol for the new Class A Common Stock was “YTBLA.OB”. There is no symbol for the Class B Common Stock, as that security does not trade.

F25

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 19 - SHARE-BASED PAYMENTS

Stock Options

As of December 31, 2008, the Company had a stock-based employee compensation plan and a stock-based Sales Director bonus plan.

2004 Stock Option and Restricted Stock Plan. The Company’s stock-based employee compensation plan, the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) was approved by the Company’s stockholders in December 2004. The 2004 Plan is administered by the compensation committee of the Company’s Board of Directors which determines the employees, officers, directors and consultants subject to receive awards and the terms and conditions of these awards. The purpose of the 2004 Plan is to make available to the Company’s key employees and directors certain compensatory arrangements related to the growth in the value of the Company’s stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and prosperity; and align in general the interests of the Company’s employees and directors with the interest of its stockholders. Following the Reclassification Date, as amended and restated, the 2004 Plan authorizes 15,000,000 shares of common stock for issuance. All restricted stock awards and all shares of stock issuable upon exercise of options that are granted after the Reclassification Date shall consist of Class A Common Stock. As of December 31, 2008, 11,296,034 shares of Class A Common Stock remain available for future grants under the 2004 Plan.

On April 24, 2006, the Company’s Board of Directors granted 750,000 options under the 2004 Plan to certain employees, members of the Board of Directors and two outside consultants, 75,000 of which were unexercised and forfeited September 30, 2006. These stock options vest in equal increments on the anniversary date over the next five years following the grant and expire six years from the date of grant. After the stock option award was granted, the Board of Directors modified the stock option award to add a sixth year to the term and such options were re-valued. The modification did not materially impact the value of the awards. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Expected volatility is based on analysis of historical volatilities of companies which are considered YTB’s peer group. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 and 2007 has been insignificant thus far.

On January 1, 2008, the Company’s Board of Directors granted an incentive stock option to purchase 300,000 shares of the Company’s Class A Common Stock to each of two officers of the Company pursuant to employment agreements entered into with such officers effective as of such date. These stock options vest in five equal installments of 60,000 shares on the effective date of the employment agreements (January 1, 2008) and the first four anniversaries thereof and expire ten years from the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for these grants: risk-free interest rate of 3.58%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 58.91%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had insufficient historical data available over the six-year expected life term, expected volatility is based on the Company’s peer group historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

F26

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On June 16, 2008, the Company’s Board of Directors granted incentive and non-qualified stock options to purchase 279,640 and 120,360 shares, respectively, of the Company’s Class A Common Stock to two employees of the Company. These stock options vest in three equal installments, the first of which vests on the grant date and the remaining on the next two anniversaries thereof and expire three years from the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for these grants: risk-free interest rate of 3.02%; expected life of 2.0 years; dividend yield of 0% and expected volatility of 127.92%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.

The Company recognized $407,000, $42,000 and $198,000 in compensation expense for stock options granted under the 2004 Plan for the years ended December 31, 2008, 2007 and 2006, respectively. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period. Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of December 31, 2008, 2007 and 2006 is $459,000, $57,000 and $99,000, respectively.

Restricted Stock Awards

Effective as of April 25, 2008, pursuant to its authority under its charter, the Compensation Committee of the Company’s Board of Directors approved a new policy that governs the compensation of the non-employee members of the Company’s Board of Directors. Under the new policy, each non-employee director will receive (i) a one-time restricted stock award valued at $40,000 (“At Election Award”) upon election to the Company’s Board of Directors and (ii) annual compensation, consisting of (A) a $30,000 cash and (B) a restricted stock award valued at $30,000 (“Annual Award”). In the case of the Company’s then current non-employee directors, which does not include the two newest members of the Company’s Board of Directors, in addition to the At Election Award (since the Company did not provide compensation for their agreement to serve), they also received a one-time catch-up restricted stock award (“Catch-up Award”) valued at between $81,000 and $163,000, depending upon length of service. This Catch-up Award compensated those then existing non-employee directors for their service on the Company’s Board of Directors for the entire period of time during which the Company lacked a market-level non-employee director compensation policy.

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

On May 23, 2008, the Company’s Board of Directors granted restricted stock awards as part of three separate grants - the At Election Award, the Annual Award and the Catch-up Award, totaling 812,206 shares of the Company’s Class A Common Stock - to its non-employee directors pursuant to the new policy referred to above, of which 92,075 shares were forfeited September 3, 2008 and 24,391 were forfeited on December 31, 2008. The At Election Award consisted of 195,128 shares which vest over a period of four years beginning on the first grant date anniversary; the Annual Award consisted of 109,758 shares which vest entirely on the first anniversary of the grant date; and the Catch-up Award consisted of 507,320 shares, half of which vest in six months and the remainder vest one year later. The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the grant date, the number of shares issued, and an estimate of shares that will not vest due to forfeitures.

F27

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

Due to the resignations of two members of the Company’s Board of Directors during 2008, the Company recorded a recovery of prior expense of $20,000 related to an actual forfeiture which was higher than the estimated impact of forfeitures.

On February 11, 2008, the Company’s Board of Directors granted restricted stock awards to each of two RTAs of the Company for prior provision of services. The first RTA accepted the award on July 11, 2008 (the “Measurement Date One”). The second RTA accepted the award on October 14, 2008 (the “Measurement Date Two”). The awards each consisted of 150,000 shares of the Company’s Class A Common Stock of which 50,000 shares vested immediately on the Measurement Date One and the Measurement Date Two, respectively, and 100,000 shares which vest equally on the first and second anniversaries of the Measurement Date One and the Measurement Date Two, respectively. The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the Measurement Date One and the Measurement Date Two, respectively, the number of shares issued and an estimate of shares that will not vest due to forfeitures. The effect of estimated forfeitures was insignificant in the calculation of the amortization.

For the year ended December 31, 2008, the Company recorded $739,000 as net compensation expense related to the amortization of the restricted stock awards issued under the 2004 Plan. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period. As of December 31, 2008, there was approximately $700,000 of unrecognized compensation expense related to the 666,777 shares of restricted stock, which the Company expects to recognize over the next 3.40 years.

2007 Sales Director Bonus Plan. The stock-based Sales Director bonus plan (the “2007 Sales Director Bonus Plan”) is a bonus plan under which achievement-based unit awards are granted on a semi-annual basis to Sales Directors who excel in their performance on behalf of the Company and its wholly owned operating subsidiaries. Each award under the 2007 Sales Director Bonus Plan consists of discounted stock options exercisable to purchase shares of the Company’s Class A Common Stock. The options have an exercise price equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date. The 2007 Sales Director Bonus Plan was approved by the Company’s Board of Directors on February 19, 2007 and subsequently approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on June 11, 2007.

F28

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On July 16, 2007, three of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options pursuant to the 2007 Sales Director Bonus Plan. The three qualifying Sales Directors received 211,266 options to purchase shares of Class A Common Stock based upon the defined level of achievement measured as of June 30, 2007, 46,947 of which were unexercised and thus forfeited on September 18, 2008 due to sales director status termination.  These options have an exercise price of $0.71, which is equal to fifty percent (50%) of the fair market value of our Common Stock on the close of business on the business day immediately preceding the grant date as defined by the 2007 Sales Director Bonus Plan (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification). While all of the options that were granted vested immediately on the date of the grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any time during the remainder of calendar year 2007, 1/3 are exercisable on December 15, 2008 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2009 (and only on such date). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for these grants in 2007: risk-free average interest rate of 4.88%; expected life (in years) of 0.2-2.4; dividend yield of 0% and expected volatility of 55.4.0%-98.3% (weighted average expected volatility of 83.9%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The fair value of the three awards as of the date of the grant measured on June 30, 2007, based upon the Black-Scholes option pricing model, was $187,000 and was recorded as accrued bonuses and included in other current liabilities on the balance sheet as of June 30, 2007 with a corresponding expense recorded as marketing commissions. During 2008, accrued bonuses and marketing commissions expense were reduced by $46,000 for actual forfeitures incurred during the year.

On January 15, 2008, five of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan.  Three of the qualifying Sales Directors each received 95,238 stock options and two of the qualifying Sales Directors each received 190,476 stock options, in each case based upon the defined levels of achievement measured as of December 31, 2007.  All of the options granted have an exercise price of $0.525, which was equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date).  The fair value of each option is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions used for these grants in the first quarter of 2008:  risk-free average interest rate of 2.73%; expected life (in years) of 0.5-2.9; dividend yield of 0% and expected volatility of 89.7%-99.1% (weighted average expected volatility of 94.3%).  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far. The fair value of the five awards as of the date of the grant, based upon the Black-Scholes option pricing model, was $449,000 and was recorded as accrued bonuses and included in other current liabilities on the accompanying balance sheet as of December 31, 2007 with a corresponding expense recorded as marketing commissions.

F29

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On July 15, 2008, two of the Company’s Reps, who qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan. One of the qualifying Sales Directors received 137,931 stock options and the other qualifying Sales Director received 344,828 stock options, in each case based upon the defined levels of achievement measured as of June 30, 2008. All of the options granted have an exercise price of $0.725 which was equal to fifty percent (50%) of the fair market value of the Company’s Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of the grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date). The fair value of each option is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions used for these grants in the third quarter of 2008:  risk-free average interest rate of 2.12%; expected life (in years) of 0.2-2.4; dividend yield of 0% and expected volatility of 115.80%-134.48% (weighted average expected volatility of 123.24%).  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments in 2008 has been insignificant thus far.  The fair value of the two awards as of the date of the grant, based upon the Black-Scholes option pricing model, was $467,000 and was recorded as accrued bonuses and included in other current liabilities on the accompanying balance sheet as of June 30, 2008 with a corresponding expense recorded as marketing commissions.

The Company recorded a reduction in accrued bonuses of $518,000 and $88,000 during the years ended December 31, 2008 and 2007, respectively, and recorded related charges to additional paid in capital associated with the fair value amount related to the exercisable portion of the grants.  In addition, during 2008, accrued bonuses and marketing commissions expense were reduced by $46,000 for actual forfeitures incurred during the year. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Included in other current liabilities on the consolidated balance sheet as of December 31, 2008 and 2007, respectively, are $452,000 and $545,000 of accrued bonuses that relate to the options that are exercisable in the future.

The following table provides additional information with respect to the stock option plan activity during 2008 of the Company’s 2004 Plan and the 2007 Sales Director Bonus Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)
Options outstanding, beginning of year	785,841	$0.46	$0.34
Granted	2,149,425	0.94	0.80
Forfeited	(46,947)	0.71	0.97
Expired	-	-	-
Exercised	(68,492)	0.52	0.54
Options outstanding, end of year	2,819,827	$0.82	$0.68	3.43

Options exercisable, end of year	854,935	$0.80	$0.60	2.56

The weighted average grant date fair value of options granted during the years 2008, 2007 and 2006 was $0.80, $0.89, and $0.60, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $101,000, $917,000 and $300,000, respectively.

F30

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

A summary of stock options outstanding and exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
$0.40 - $1.00	1,819,827	1.80	$0.54	601,600	$0.54
$1.01 - $1.67	1,000,000	6.39	1.32	253,335	1.40

Total	2,819,827	3.43	$0.82	854,935	$0.80

One-Time Restricted Stock Award

Effective January 2, 2007, the Board of Directors of the Company approved a one-time restricted stock award of an aggregate of 28,950,027 shares (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification) (the “Award Shares”) of the Company’s common stock, par value $0.001 per share, to thirty Sales Director level Reps (each, a “Grantee”) who have made outstanding contributions to the growth and success of the Company and/or its wholly owned operating subsidiaries. Of the 30 Grantees, three are members of the Company’s Board of Directors and one is the President of an operating subsidiary. The Award Shares vest in stages for each Grantee, provided various performance-related conditions specified in the restricted stock award agreement entered into by the Company and each Grantee (each, a “Restricted Stock Award Agreement”) are satisfied at each vesting date. The Grantees are the Company’s most successful Reps who have met the criteria for being deemed Sales Directors.

An aggregate of 9,338,703 of the Award Shares (or approximately 32.3% of each award) vested immediately on the grant date, while up to an additional 19,611,324 Award Shares in the aggregate are subject to vesting in four equal installments of up to 4,902,831 shares each on the first four anniversary dates of the grant date. The vesting of any single Grantee’s award shall be determined independently of the vesting of any other Grantee’s award; thus, each Grantee must independently meet the performance related criteria specified in the Restricted Stock Award Agreement between himself or herself and the Company. The Company’s transfer agent, American Stock Transfer & Trust Company, serves as escrow agent with respect to the unvested Award Shares awarded and will retain such shares until the relevant vesting conditions in each Restricted Stock Award Agreement are met. To the extent that the conditions to the vesting of any unvested Award Shares of a Grantee have not been met by the relevant vesting date, such shares shall be cancelled by the Company.

On January 2, 2008, an additional 1,625,809 shares of Class A Common Stock and 3,251,618 shares of Class B Common Stock were issued, in the aggregate, to the Grantees upon the vesting of the second tranche of the Award Shares, representing an additional 16.9% of the Award Shares (as adjusted to reflect the stock split pursuant to the Reclassification).

The Company received no cash consideration for the Award Shares, as the shares were issued in consideration of the outstanding contributions and services rendered by the Grantees in their roles as Sales Directors on behalf of the Company and/or its wholly owned operating subsidiaries. The grant of the Award Shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  Although not obligated to do so under the Restricted Stock Award Agreements, on May 17, 2007, the Company filed a registration statement on Form S-8 to cover the resale of the Award Shares.

F31

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. With respect to the grant of the Award Shares which vested immediately on the grant date to the 26 Grantees who are not members of management, the Company accrued for the cost of the Award Shares during the period over which the Sales Directors qualified for the awards and reported these costs of $6.8 million as marketing commission expense and a corresponding bonus liability in fiscal 2006. The Company accounted for the grant of the Award Shares which vested immediately on the grant date to the four members of management of $2.8 million as marketing commission expense in the first quarter of 2007, the period in which the grant was approved by the Board of Directors.  The Company also recorded $4.9 million for the year ended December 31, 2007 as marketing commission expense related to the amortization of the unvested portion of the Award Shares vesting on January 2, 2008, which includes a nominal forfeiture rate of 4% due to the performance related criteria that must be met to determine vesting at each anniversary date.

As of December 31, 2008, the performance-related vesting conditions specified in the restricted stock award agreement were not met for all shares scheduled to vest on January 2, 2009.  As such, the applicable shares were forfeited on January 2, 2009.  In an effort to maintain an incentive and to help promote retention, a one-time restricted stock grant to replace the forfeited shares was approved by the Board of Directors on January 26, 2008.  See Note 26 - “Subsequent Events.”

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the one-time restricted stock award during the year ended December 31, 2008:

		Weighted
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2008	19,611,324	$1.03
Granted	1,112,206	1.45
Vested	5,231,794	1.06
Forfeited	192,678	1.40
Non-vested at December 31, 2008	15,299,058	$1.05

As of December 31, 2008, there was approximately $15.8 million of unrecognized compensation expense related to the 15.3 million shares of non-vested restricted stock which includes $5.0 million of unrecognized compensation expense related to the 4.9 million shares forfeited on January 2, 2009.  The Company expects to recognize the remaining $10.8 million over the next 3.4 years.

Total compensation cost recognized in the consolidated statement of operations for all plans for the years ended December 31, 2008, 2007 and 2006 was $1.6 million, $8.4 million and $7.0 million, respectively.

F32

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 20 - STOCKHOLDERS’ EQUITY

During the fourth quarter of 2006, equity compensation in the amount of $294,000 was recorded as a result of 552,582 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $552 and additional paid in capital in the amount of approximately $294,000.

During the third quarter of 2007, equity compensation in the amount of $45,000 was recorded as a result of 30,000 shares issued as compensation for services to non-employees with an offsetting adjustment to common stock in the amount of $30 and additional paid in capital in the amount of $45,000.

During 2007, the Company received $470,000 in proceeds from the exercise of 806,784 common stock warrants associated with its February 2005 Private Placement Offering. The Company recorded a corresponding amount of $469,000 to additional paid in capital, $269 to Class A Common Stock and $536 to Class B Common Stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $0.58, exercisable for five years from date of issuance.

Also during 2007, the Company received $446,000 in proceeds related to the exercise of 750,000 warrants previously issued for services. The Company recorded a corresponding amount of $444,000 to additional paid in capital, $250 to Class A Common Stock and $500 to Class B Common Stock. The Company also recorded $602 to Class A Common Stock and $1,204 to Class B Common Stock and a corresponding amount of $1,806 as a reduction in additional paid in capital related to the issuance of 1,804,512 net shares of common stock in connection with the cashless exercise of 2,400,000 warrants also previously issued for services.

During the first quarter of 2008, equity compensation in the amount of $510,000 was recorded as a result of 500,000 shares issued as compensation for services to non-employees with an offsetting adjustment to Class A Common Stock in the amount of $500 and additional paid in capital in the amount of $510,000.

During 2008, the Company received $254,000 in proceeds from the exercise of 435,935 common stock warrants associated with its February 2005 Private Placement Offering. The Company recorded a corresponding amount of approximately $254,000 to additional paid in capital, $145 to Class A Common Stock and $291 to Class B Common Stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $0.58, exercisable for five years from date of issuance. As of December 31, 2008, 41.93 of the 64 warrant units (each unit consisting of 56,250 common stock purchase warrants) remain unexercised.

Also during 2008, the Company recorded $48 to Class A Common Stock and a corresponding amount of $48 as a reduction in additional paid in capital related to the issuance of 47,694 net shares of Class A Common Stock in connection with the cashless exercise of 63,492 stock options previously awarded under the Company’s 2007 Sales Director Bonus Plan.  In addition, the Company received $2,000 in proceeds from the exercise of 5,000 common stock options and recorded a corresponding amount of $1,995 to additional paid in capital, $2 to Class A Common Stock and $3 to Class B Common Stock.

F33

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 21 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives including the design and production of the annual convention stage. During 2008, 2007 and 2006, the Company expended $3.4 million, $3.5 million and $1.5 million, respectively, for these services.  At December 31, 2008, the Company had a receivable of $14,000 included in accounts receivable on the consolidated balance sheet for an advance made to the printing company.  At December 31, 2007, the Company has a prepaid asset of $157,000 reflected on the balance sheet for payments related to work not yet completed.  There was no prepaid balance as of December 31, 2008.

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

Separately, under each of the Building One Lease and Building Two Lease, the Company had the option to purchase the property on which the respective leased premises were located for cash consideration. In the case of the Building One Lease, the cash purchase price was set at $1.9 million, while under the Building Two Lease, the cash purchase price under the original option was set at $2.4 million.

On July 27, 2007, the Company exercised its option (the “Building One Purchase Option”) under the Building One Lease to purchase the real property on which the Building One Leased Premises are located (the “Building One Property”). As a result of its exercise of the Building One Purchase Option, the Company entered into a contract with Meridian Land (the “Building One Purchase Contract”).

Consistent with the terms of the Building One Purchase Option, under the Building One Purchase Contract, the purchase price for the Building One Property was set at $1.9 million, of which $481,000 was paid by the Company in cash as of the signing of the Building One Purchase Contract and the remaining $1.4 million of which constituted obligations of Meridian Land which were paid and/or assumed by the Company at the closing, consisting of (i) $1.3 million principal amount of aggregate indebtedness owed by Meridian Land to a local bank that was assumed by the Company, (ii) $58,000 of accrued property taxes owed by Meridian Land for the Building One Property for 2006 and for a pro-rata portion of 2007, and (iii) $6,000 of assorted closing costs of Meridian Land. The indebtedness to the local bank assumed by the Company at the closing was secured by a mortgage on the Building One Property. Closing under the Building One Purchase Contract occurred on August 14, 2007. The outstanding indebtedness on the Building One Property was subsequently retired by the Company on October 30, 2007.

F34

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

As previously reported in the Company’s Current Reports on Form 8-K filed with the SEC on August 7, 2007 and August 30, 2007 and in its Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2007, the Company had purportedly entered into a contract (the “Building Two Purchase Contract”) with Meridian Land to purchase the property on which the Building Two Leased Premises are located (the “Building Two Property”) effective as of August 3, 2007 and had purportedly closed upon the acquisition of the Building Two Property on August 14, 2007, with the Building Two Property to remain subject to $2.0 million principal amount of existing indebtedness (as of August 3, 2007) that is owed by Meridian Land to a bank that is secured by a mortgage on the Building Two Property. The purported acquisition was to have resulted from Meridian Land’s exercise of its put option (the “Building Two Put Option”), pursuant to the Building Two Lease, pursuant to which the Company was to issue to Meridian Land 1,875,000 shares of its common stock (reflecting the three-for-one stock split resulting from the Reclassification), of which 625,000 shares were to be Class A Common Stock and 1,250,000 shares were to be Class B Common Stock (collectively, the “Meridian Option Shares”).

However, because Meridian Land had not been aware, as of its entry into the Building Two Lease, that the Meridian Option Shares were to constitute “restricted securities” (as defined in Rule 144 promulgated under the Securities Act of 1933, as amended) and could not be freely resold without compliance with the then-applicable restrictions under Rule 144, and because the Company was not aware of all relevant factors related to acceptance of encumbered title to the Building Two Property, each of Meridian Land and the Company agreed (on November 8, 2007) to rescind its respective performance pursuant to the Building Two Put Option, given the mutual mistake of fact between the parties. Meridian Land agreed to return the Meridian Option Shares to the Company for cancellation, and the Company agreed to re-convey title to the Building Two Property to Meridian Land. Each of Meridian Land and the Company agreed to treat its respective performance pursuant to the Building Two Put Option (including both the transfer of title to the Building Two Property and the issuance of the Meridian Option Shares) as void. The Company therefore does not reflect in its balance sheet at December 31, 2007 the Building Two Property nor the issuance of the Meridian Option Shares.

In January 2008, the Company exercised its separate option under the Building Two Lease to purchase the Building Two Property.  Subsequently, the Company entered into a purchase contract with Meridian Land for $2.5 million.  The Company paid $500,000 of the $2.5 million purchase price as a non-refundable earnest money deposit as of the execution of the purchase contract, and the remaining $2.0 million is due at the closing of the acquisition of the Building Two Property, originally scheduled to close by the end of June 2008, which has been extended to occur on or before December 31, 2009.  Given the current downturn in the credit and real estate markets, the Company extended the contract in order to preserve its interest in purchasing the building or assigning their rights to purchase the building.  There can be no assurances made that the Company will be able to obtain proper financing to close on the acquisition or, even if it does obtain financing, the Company may also elect not to exercise its right to purchase the building, or that the Company will assign its rights to purchase the property to a third party.  Therefore, the non-refundable earnest money deposit has been fully reserved as of December 31, 2008 and the expense has been included in general and administrative expenses in the accompanying statement of operations for the period ended December 31, 2008.

During 2006 and through August of 2007, the Company’s rental expense under the Building One Lease and the Building Two Lease, in the aggregate, was $15,000 per month.  While the Company no longer paid any rent with respect to the Building One Property for the latter part of 2007 and all of 2008 (due to the termination of the Building One Lease upon the Company’s acquisition of the Building One Property in August 2007), the Company’s rental expense under the Building Two Lease was $8,000 per month.  Combined rental expense for these two leases was $101,000, $137,000 and $180,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company had utilized a Learjet 35A business jet owned by Meridian/Silver, LC, a Florida limited liability company (“Meridian/Silver”), which had been owned 50% by Meridian Land and 50% by an unaffiliated third party during the year ended December 31, 2007. Payments made to Meridian/Silver for the use of the aircraft totaled $35,000 and $63,000 for the periods ended December 31, 2008 and 2007, respectively.

On February 29, 2008, the Company acquired all of the outstanding membership interests of Meridian/Silver for the purchase price of $1.3 million. The only significant asset held by Meridian/Silver was the executive jet, which was held free and clear of any and all liens and encumbrances. Meridian/Silver was not subject to any material liabilities or contractual obligations. The Company utilized the executive jet for the transport of employees, officers, directors, business guests and property for business-related purposes.  On September 24, 2008, Meridian/Silver and YTB Air, Inc., a Delaware corporation (“YTB Air”), agreed to merge entities resulting in YTB Air being the surviving entity.

In August 2008, the Company made the decision to sell the executive jet within the next 12 months for an amount expected to be less than its current carrying amount and recorded a pre-tax impairment loss of $310,000 to write down the jet to its estimated realizable value of $900,000.  On January 12, 2009, the Company sold the business jet for net proceeds of $859,000.  As a result, an additional impairment of $41,000 was recorded in the fourth quarter of 2008 to write down the jet to its estimated realizable value as of December 31, 2008.  The Company reclassified the jet to assets held for sale on the Company’s consolidated balance sheet as of December 31, 2008.  See Note 26 - “Subsequent Events.”

F35

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises serve as additional office space for the Company.  The Magnolia Lease has an initial term of 18 months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009.  Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extends until August 15, 2009. Rent under the Magnolia Lease has been set at $8,000 per month. In addition to monthly rental payments, the Company is responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by the Company in conjunction with the Magnolia Leased Premises.  During the period ended December 31, 2008, rental expense and real estate tax expense for the Magnolia Leased Premises totaled $92,000 and $7,000, respectively.  In addition, during the period ended December 31, 2008, payments related to the cost of maintaining common areas totaled $5,000 and payments related to the reimbursement of tenant build-out costs capitalized to leasehold improvements totaled $19,000.

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

On July 26, 2008, the Company renewed the note for the principal sum of $2.0 million, the outstanding balance as of that date (the “Note Renewal”). The Note Renewal bears an interest rate of Prime, plus 1.00% floating daily.  Interest and principal are due monthly based upon a 20-year amortization for the first year of the note after which the entire principal will be paid or the note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2009, the Note Renewal is payable upon demand per the terms of the agreement; however, no demand has been made to date. The Note Renewal is collateralized by the first mortgage on the corporate headquarters property.  There are no other restrictive covenants included in the Note Renewal.  Interest paid on the note amounted to $110,000, $189,000 and $81,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

On October 10, 2008, Meridian Bank, Eldred, Illinois, the holder of the Company’s mortgage on its current headquarters, was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking.  Subsequently, the FDIC was named Receiver.  The terms of the Company’s note will not change under the terms of the loan contract because they are contractually agreed to in the promissory note with the failed institution.  The outstanding balance of the note as of December 31, 2008 and 2007 was $2.0 million and $2.5 million, respectively.  See Note 26 - “Subsequent Events.”

On May 4, 2007, the Company purchased three vehicles for a total of $128,000 from a company controlled by the Company’s Chairman of the Board, J. Lloyd Tomer. The purchase price paid was set by independent dealers and approximated fair market value for the vehicles.

F36

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

During the years ended December 31, 2008 and 2007, the Company made aggregate payments of $4.2 million and $1.0 million, respectively, pursuant to the terms of the development contract for its new corporate headquarters in Wood River, Illinois. In addition, at December 31, 2008 and 2007, the Company’s accounts payable and accrued expenses included $414,000 and $0, respectively, of amounts due under the development contract.  The contract for the development of the real property on which such headquarters are located, which was approved by the independent members of the Company’s Board of Directors, was awarded to Winfield Development, which is controlled by Clay Winfield, a member of the Company’s Board of Directors.

During 2008 and 2007, REZconnect paid approximately $8,000 and $9,000 in legal fees for work performed by Harold Kestenbaum, a member of the Company's Board of Directors. The fees were approved by the independent members of the Company's Board of Directors.

At December 31, 2008, the Company accrued $11,000 in fees to Israeloff, Trattner & Co. for work performed by Andrew Wilder, a member of the Company's Board of Directors.  The liability, included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2008, was paid in January 2009.  The fees covered services performed by Andrew Wilder for expanded duties in his role as Audit Committee Chairman and a member of the Compensation Committee of the Company's Board of Directors. The fees were approved by the independent members of the Company's Board of Directors.

During 2008, the Company paid $60,000 for commissions earned on a vacant Rep position to Major League Travel, a limited partnership which Louis Brock, a member of the Company's Board of Directors, is a general partner.

NOTE 22 - SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of IBCs including the development of a sales network (“Marketing”); and sales of travel through IBCs (“Travel”). The Company’s business segments operate primarily in the United States, but also have operations in Canada and are structured for potential additional international growth.

Prior to the second quarter of 2007, the Company had reported in three operating segments, Marketing, Travel and Technology (as described immediately below). The Marketing segment was comprised of the YTB Marketing subsidiary and the Travel segment was comprised of the YTB Travel subsidiary and an applicable portion of the operations of the REZconnect subsidiary, with the remaining portion of REZconnect reported in the Technology segment. During the second quarter of 2007, the Company collapsed the Technology segment into the Travel segment as the amounts related to Technology were immaterial. Certain reallocations have been made to the marketing and travel segments in 2007 and 2006 to conform to the current year presentation.

F37

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Parent” column includes corporate items not specifically allocated to the segments.

Dollars in thousands
Year Ended
December 31, 2008	Marketing	Travel	Parent	Total

External and inter-segment revenue	$133,635	$28,840	$72	$162,547
Net income (loss)	4,436	(4,250)	(4,661)	(4,475)
Assets	16,359	3,662	23,065	43,086
Depreciation and amortization	1,386	247	898	2,531
Capital expenditures	1,190	939	7,696	9,825

Year Ended
December 31, 2007	Marketing	Travel	Parent	Total

External and inter-segment revenue	$119,209	$22,076	$-	$141,285
Net income (loss)	1,495	3,532	(1,818)	3,209
Assets	47,530	8,749	6,615	62,894
Depreciation and amortization	860	15	277	1,152
Capital expenditures	2,567	311	8,017	10,895

Year Ended
December 31, 2006	Marketing	Travel	Parent	Total

External and inter-segment revenue	$42,890	$8,007	$-	$50,897
Net income (loss)	(3,277)	1,768	(4,467)	(5,976)
Assets	17,106	1,125	10,659	28,890
Depreciation and amortization	315	-	93	408
Capital expenditures	1,270	-	4,624	5,894

F38

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

GEOGRAPHICAL FINANCIAL INFORMATION:

NET REVENUES:

GEOGRAPHIC FINANCIAL INFORMATION:

NET REVENUES:
Dollars in thousands	Years Ended December 31,
	2008	2007	2006

United States	$158,503	$141,285	$50,897
Canada	4,044	-	-
	$162,547	$141,285	$50,897

LONG-LIVED ASSETS:
	2008	2007	2006

United States	$25,040	$22,014	$-
Canada	267	110	-
	$25,307	$22,124	$-

F39

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 23 - INCOME TAXES

For income tax purposes, the US and foreign components of income (loss) before income tax provision are as follows:
Dollars in thousands	Years Ended December 31,
	2008	2007	2006
Income (loss) before income tax provision

US	$(4,281)	$3,422	$(5,976)
Foreign	251	-	-
Total	$(4,030)	$3,422	$(5,976)

The provision for income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
Income tax provision

Current:
Federal	$12	$50	$-
State and local	132	76	-
Foreign	253	-	-
Total current	397	126	-
Deferred:
Federal	-	-	-
State and local	-	-	-
Foreign	-	-	-
Total deferred	-	-	-
FIN 48:
Federal	-	-	-
State and local	48	87	-
Foreign	-	-	-
Total FIN 48	48	87	-
Total income tax provision	$445	$213	$-

A reconciliation of income taxes, with the amounts computed at the statutory federal rate, is as follows:

Dollars in thousands	Years Ended December 31,
	2008	2007	2006
Computed tax at federal statutory rate at 34%	$(1,370)	$1,164	$(2,032)
Alternative minimum tax	12	50	-
Computed state tax net of federal benefit of 34%	87	108	-
FIN 48 state tax, not federal tax benefited	48	-	-
Foreign taxes	253	-	-
Non-deductible meals and entertainment	66	100	-
Other, net	32	58	(446)
Change in valuation allowance	1,317	(1,267)	2,478

Total	$445	$213	$-

F40

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consist of the following:
	As of December 31,
Dollars in thousands	2008	2007

Deferred tax assets
Allowance for doubtful accounts	$210	$85
Depreciation	-	38
Accrued vacation	153	104
Accrued expenses	284	114
Interest receivable reserve	80	-
Capital losses	107	9
Accrued compensation	589	632
Impairment loss	333	-
Inventory reserve	844	-
Contributions carryover	10	33
Alternative minimum tax deposit	62	50
Share-based payments	472	1,923
Capital organizational costs	47	47
Foreign tax credit carryforward	253	-
Net operating loss carryforward	5,413	3,890
	8,857	6,925
Deferred tax liabilities
Intangible assets	(1,262)	(1,262)
Depreciation and amortization	(187)	-
	(1,449)	(1,262)
Net deferred tax asset before valuation allowance	7,408	5,663

Less valuation allowance	(8,163)	(6,418)

Net deferred tax liability	$(755)	$(755)

Federal deferred tax liability	$(662)	$(662)
State deferred tax liability	(93)	(93)

Net deferred tax liability	$(755)	$(755)

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

F41

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company’s tax provision for the year ended December 31, 2008 consists of alternative minimum tax, state and foreign income taxes. The Company has a federal tax loss for the year ended December 31, 2008, which received no tax benefit, as the Company’s deferred tax assets have a full valuation allowance recorded against them.

Federal income tax receivable of $13,000 and $0 is included in other prepaid expenses and current assets, net at December 31, 2008 and 2007, respectively.  Federal income tax payable of $0 and $50,000, foreign income tax payable of $253,000 and $0, and state income tax payable of $73,000 and $76,000 is included in other current liabilities at December 31, 2008 and 2007, respectively.

The Company has provided for a full valuation allowance against its deferred tax assets at December 31, 2008 and December 31, 2007. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

At December 31, 2008 and 2007 the Company had approximately $15.5 million and $11.4 million, respectively, of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2019 to 2028 for federal and state purposes. Net operating losses of $7.2 million may be subject to a substantial limitation under the “Change of Ownership” section 382 of the Internal Revenue Code.

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

FIN 48 Accounting for Uncertainties in Income Taxes

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

The Company adopted FIN 48 in 2007. The cumulative effect of adopting FIN 48 was recorded as a net decrease to retained earnings (deficit) of $105,000. On the date of adoption of FIN 48 and December 31, 2007 and 2008, the Company had $2.0 million, $1.4 million and $1.4 million of unrecognized tax benefits, respectively. The unrecognized tax liabilities relate to certain tax deductions claimed on federal and state tax returns that are uncertain as to the ultimate outcome.  The change in unrecognized tax benefit from the date of adoption to December 31, 2007 resulted primarily from the filing of an automatic change in accounting method with the Internal Revenue Service which eliminated the previously existing tax uncertainty.

The federal and state tax uncertainties identified as of December 31, 2008 and 2007, if recognized, would only reduce the deferred tax asset related to the Company’s net operating losses by approximately $1.2 million with a corresponding reduction to the valuation allowance.

Of the unrecognized tax liabilities at December 31, 2008 and 2007, $185,000 and $182,000, respectively, if recognized, would impact the Company’s effective income tax rate. For the year ended December 31, 2008 and 2007, taxes in the amount of $48,000 and $87,000 for unrecognized tax liabilities, respectively, were included in the tax provision.

F42

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The following table details the activity related to the Company's tax uncertainties:

	Unrecognized Tax Benefits
Dollars in thousands	Years Ended December 31,
	2008	2007
Balance at beginning of period	$1,398	$2,001
Tax positions related to the current period:
Gross increases	19	87
Gross decreases	-	-
Tax positions related to prior periods:
Gross increases	29	84
Gross decreases	-	(761)
Settlements	(44)	(10)
Lapse of statute of limitations	-	(3)

Balance at December 31,	$1,402	$1,398

The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the filing date of this Annual Report on Form 10-K.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. Accrued interest expense, net of payments related to tax uncertainties recognized for the years ended December 31, 2008 and 2007, was $9,000 and $7,000, respectively. Accrued interest of $16,000 and $7,000 related to income tax uncertainties was recognized as a component of other non-current income tax liabilities at December 31, 2008 and 2007, respectively.  No penalties have been recognized as of December 31, 2008 as management believes that any federal adjustments will be offset in full by net operating losses. State penalties will be waived when the applicable state returns are filed voluntarily.

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

NOTE 24 – REAL ESTATE TRANSACTIONS

The Company recognized a $102,000 gain on the sale of assets during 2008.  This gain resulted from the November 2008 sale of approximately 10 acres of raw land located in the vicinity of the Company’s headquarters.  The purchase price of $1.0 million was paid by way of a $500,000 cash payment, less closing costs of approximately $4,000, and a $500,000 non-interest bearing promissory note payable by the buyer within 120 days of November 24, 2008, the closing date.  The Company filed a mortgage to secure the payment obligation of the buyer with respect to the promissory note.  The Company recorded the gain on the sale based upon applying the total gross profit to total sales value percentage of 20.4% to the $500,000 cash payment, and deferred the remainder.  The resulting deferred gain will be recognized based upon the same gross profit percentage to the extent the Company receives proceeds in the future on the remaining note receivable.  On the accompanying balance sheet as of December 31, 2008, the deferred gain of $102,000 on the sale is deducted from the related note receivable.

In December 2008, the Company sold its former headquarters office building, certain office equipment and related land for proceeds of $300,000 in cash paid at closing and the delivery by the buyer of a $1.2 million promissory note, less closing costs of approximately $65,000, consisting primarily of $60,000 in commissions.  The carrying value of the property was approximately $1.9 million as of November 6, 2008, the effective date of the sales contract, which resulted in a loss on the sale of $416,000.  The promissory note is secured by a mortgage on the property and bears interest at a rate of eight percent per annum, payable in monthly installments of interest only for 18 months, at which time the full balance of principal is due.

F43

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company did not have any gains or losses on sales of real estate assets during 2007 and 2006.

NOTE 25 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space at 600 Country Club View Drive in Edwardsville, Illinois under a commercial lease agreement with Meridian Land, the owner of the building. The commercial lease agreement is dated August 4, 2005, and is to expire on October 31, 2010.  The rental cost of 600 Country Club View Drive space is $8,000 per month. See Note 21 – “Related Party Transactions” for additional information.

On August 17, 2007, the Company entered into the Magnolia Lease by and between Meridian Land, as lessor, and the Company, as lessee, covering the Magnolia Leased Premises. The Magnolia Leased Premises serves as additional office space for the Company.  See Note 21 – “Related Party Transactions” for additional information.

The Magnolia Lease runs for an initial term of 18 months, commencing on February 15, 2008 and expiring on August 15, 2009. Rent under the Magnolia Lease has been set at $8,000 per month. In addition to monthly rental payments, the Company will be responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by the Company in conjunction with the Magnolia Leased Premises.  To date, a renewal of the Magnolia Lease has not been executed.

On July 1, 2008, the Company entered into a Commercial Lease Agreement (the “Sunrise Lease”), by and between Paula Dale Ltd., as lessor, and the Company, as lessee, covering the approximately 618 square feet premises located at 1151 Dundas St. West Mississauga, Ontario/ Canada L5C 1C6 (the “Sunrise Leased Premises”).  The Company is utilizing the Sunrise Leased Premises as a retail travel agency.

The Sunrise Lease runs for an initial term of 12 months, originally commencing on July 1, 2008 and expiring on June 30, 2009. Rent under the Sunrise Lease has been set at $1,000 per month. In addition to monthly rental payments, the Company is responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Sunrise Leased Premises are located during the term of the Sunrise Lease, as well as all costs of maintaining any common areas used by us in conjunction with the Sunrise Leased Premises.  The Company has an option to renew the Sunrise Lease for an additional one year term with the same terms and conditions except for the rental rate which increases approximately 3.1%.  To date, a renewal of the Sunrise Lease has not been executed.

The Company entered into a Commercial Lease Agreement (the “British Columbia Lease”), on February 1, 2008, by and between Janz & Assoc. Distribution Inc., a corporation organized under the laws of the Province of British Columbia.  The subject premise is located at 91st Avenue, Surrey, British Columbia, Canada (the “British Columbia Premises”). YTB Marketing is  utilizing the British Columbia Premises as additional office space.

The British Columbia Lease runs for an initial term of 12 months, originally commencing on February 1, 2008 and expiring on January 31, 2009 with an option to renew the lease for one year after expiration of the term of this lease, with all other terms and conditions the same. Rent under the British Columbia Lease which includes common areas, utilities and taxes, has been set at $1,000 per month.  The lease also calls for the Company to pay a monthly cleaning service and Goods and Services Tax.  To date, a renewal of the British Columbia Lease has not been executed.  The Company is currently renting on a month-to-month basis.

The Company, as lessee, entered into a services agreement (the “Nova Scotia Agreement”), on July 28, 2008, by and between Purdy’s Wharf Business Centre Ltd., as lessor, having its principal place of business at Purdy’s Wharf Tower 1, 1959 Upper Water Street, Suite 1700, Halifax, Nova Scotia, Canada.  The fee under the Nova Scotia Agreement is nominal (less than $1000 per month) with an initial term of 12 months ending on July 20, 2009.

F44

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company is also obligated under an operating office lease for Rezconnect's offices in New Jersey, which expires on April 30, 2013. Under the lease the Company must pay minimum annual rentals, currently at $50,000 per year, plus real estate taxes and operating cost charges. In addition, the Company has entered into various operating lease agreements with Wal-Mart Stores, Inc. (“Wal-Mart”) for four locations pursuant to a master lease agreement. The term of the individual location leases is two years with two options to extend the lease for one consecutive term of three years followed by one consecutive term of five years. The Company has also entered into sub-lease agreements with franchisees at these Wal-Mart locations. Each of the stated lease agreements expire at various dates through fiscal year 2009 and will not be renewed.

The Company also leases certain office equipment and one vehicle under non-cancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2011.

Following is a summary of net rental income (expense) for all locations for the years ended December 31, 2008, 2007 and 2006:

Dollars in thousands	2008	2007	2006
Rental expense	$584	$296	$377
Less sublease rental income	81	91	110
Net rental expense	$503	$205	$267

Minimum future rental payments under non-cancelable operating leases as of December 31, 2008 are as follows:

Dollars in thousands					Vehicle	Sublease
Year ending		RezConnect	Canadian	Wal-Mart	and Office	Rental	Net Rental
December 31,	IL Office	NJ Office	Locations	Locations	Equipment	Income	Expense

2009	$176	$49	$10	$32	$68	$36	$299
2010	84	50	-	-	21	-	155
2011	-	51	-	-	4	-	55
2012	-	52	-	-	-	-	52
2013	-	18	-	-	-	-	18
2014 and beyond	-	-	-	-	-	-	-

Total	$260	$220	$10	$32	$93	$36	$579

In addition, as of December 31, 2008, the Company had approximately $3.4 million in purchase obligations related to commitments for future good and services. The purchase commitments principally include $949,000 for future services over the next four years related to the Company’s annual convention and $1.5 million in commitments related to various travel services and technologies.

F45

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Employment agreements

Effective January 1, 2008, the Company entered into a long-term employment agreements with each of Mr. J. Scott Tomer (Chief Executive Officer), Mr. J. Kim Sorensen (President), Mr. J. Lloyd Tomer (Chairman of the Board), Mr. John D. Clagg (Chief Financial Officer and Treasurer), Mr. Andrew Cauthen (President, Chief Operating Officer and Secretary) and Mr. Michael Y. Brent (former President). All employment agreements expire December 31, 2012 and subject each officer to confidentiality requirements, as well as anti-raiding and non-competition restrictions for an additional two years following termination of employment. The new employment agreements for Messrs. J. Scott Tomer, J. Kim Sorensen and Michael Y. Brent supersede the previous employment agreements for each such individual that were effective January 1, 2005 and had been scheduled to terminate on December 31, 2009.

Employment Agreements with J. Scott Tomer, J. Kim Sorensen, J. Lloyd Tomer, and Michael Y. Brent

Under their employment agreements with the Company, each of Messrs. J. Scott Tomer, J. Kim Sorensen, J. Lloyd Tomer and Michael Y. Brent will serve in their positions for five-year terms, earning starting annual base salaries (in fiscal 2008) of $325,000, which shall increase in increments of $25,000 for each successive year under the agreements. Each employment agreement automatically renews for additional one year terms at the then-current base salary upon the expiration of the initial term or any successor term if either party does not provide notice of non-renewal at least 90 days prior to such expiration. Each of Messrs. J. Scott Tomer, J. Kim Sorensen, J. Lloyd Tomer and Michael J. Brent will be eligible for a cash bonus equal to a percentage of the Company’s net pre-tax income for each year in which such income surpasses certain thresholds, in the following percentages: (i) 2.0%, if net pre-tax income is at least $500,000, but less than $1,500,000; (ii) 2.25%, if net pre-tax income is at least $1,500,000 but less than $3,000,000; and (iii) 2.5%, if net pre-tax income is at least $3,000,000.

Beyond providing for compensation payable to each of Messrs. J. Scott Tomer, J. Kim Sorensen, J. Lloyd Tomer and Michael Y. Brent, the employment agreements acknowledge their existing ownership of overrides on IBC sales and monthly fees as follows: (i) each of J. Scott Tomer, J. Kim Sorensen and Michael Y. Brent owns an override on the IBC sales and monthly fees generated by Representative position #2 of our YourTravelBiz.com subsidiary’s sales organization equal to 50% of the monthly commissions and overrides earned by said position #2, paid on a monthly basis; and (ii) J. Lloyd Tomer owns an override on the IBC sales and monthly fees generated by Representative position #1 of our YourTravelBiz.com subsidiary’s sales organization equal to 100% of the monthly commissions and overrides earned by said position #1, paid on a monthly basis.

Commissions paid to the officers of the Company are detailed in our 2008 Proxy Statement which is incorporated herein by reference.

Each of Messrs. J. Scott Tomer, J. Kim Sorensen, J. Lloyd Tomer and Michael Y. Brent is subject to non-competition and non-solicitation restrictions for the entire duration of his employment agreement and for a period of two years thereafter. In the event of the termination, by the Company, of the employment of any of each of Messrs. J. Scott Tomer, J. Kim Sorensen, J. Lloyd Tomer and Michael Y. Brent without cause, such individual will be paid his base salary for the remaining term of his employment agreement, in accordance with the Company’s customary payroll practices, as if such employment had not been terminated.

In addition to receiving a car allowance and health and medical insurance provided by the Company, Messrs. J. Scott Tomer, J. Kim Sorensen, J. Lloyd Tomer and Michael Y. Brent receive term life insurance coverage payable to beneficiaries designated by each.

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

F46

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

Each of Messrs. Clagg and Cauthen also receives health, life, and medical insurance from YTB under their employment agreements.

Employment Agreement with Derek J. Brent

Effective January 1, 2005, the Company entered into a long-term employment agreement with Mr. Derek J. Brent (former Secretary).  Mr. Derek J. Brent, who provides services only to the REZconnect subsidiary, receives a base annual salary of $180,000 (in fiscal 2006), increasing annually in $30,000 increments. In 2009, the last year of the current agreement, the increase will be 6% of the 2008 salary.  Additionally, Mr. Derek J. Brent receives a cash bonus based on the net pre-tax income of the Company equal to 2% if net pre-tax income is between $500,000 and $1,500,000, 2.25% if net pre-tax income is between $1,500,000 and $3,000,000 and 2.5% if net pre-tax income is at least $3,000,000. In addition, Mr. Derek J. Brent receives a car allowance and health and medical insurance provided by the Company.

Deferral of Annual Salary Increases

The annual salary increases due to each of Messrs. J. Scott Tomer, J. Kim Sorensen, J. Lloyd Tomer, Andrew Cauthen, and John D. Clagg under their employment agreements effective January 1, 2008, have been deferred until further notice.

Legal Proceedings
On August 4, 2008, a civil action was filed against three subsidiaries of the Company and certain of its executive officers in the Superior Court of California, County of Los Angeles, by the California Attorney General. The complaint alleges that the defendants violated California’s unfair competition, anti-pyramid and advertising laws.  The complaint was filed after 18 months of dialogue, initiated by us with the Attorney General to discuss the implementation of a new California travel law and its potential effect on our business model.  Throughout these discussions, which broadened over time, we have consistently cooperated with the state’s information requests.   On December 19, 2008, the California Attorney General amended its complaint to add YTB International, Inc. as an additional defendant.  This addition did not otherwise change the nature of the allegations or claims asserted in the litigation.   The California Attorney General seeks a permanent injunction preventing the defendants from making any untrue or misleading statements or committing any acts of unfair competition, penalties of at least $15.0 million, and restitution of at least $10.0 million.   Management believes that the Company has meritorious defenses and intends to vigorously defend the case.

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against the Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois.  The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act.  On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois.  The two cases have now been consolidated and are proceeding together before the same judge.  The plaintiffs have filed a consolidated complaint, seeking damages of over $100.0 million.  On February 9, 2009, the Company filed motions to dismiss the consolidated complaint and those motions are now pending before the Court.  Management believes that the Company has meritorious defenses and intends to vigorously defend these cases.

F47

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

After the Illinois class action and California Attorney General suits were filed, the Company provided notice to various insurance carriers.  The Company’s primary Directors and Officers Liability Insurance carrier, Illinois National Insurance Company (an AIG company) (“Illinois National”) agreed to provide coverage for the defense of the cases, subject to a reservation of rights.  Because only the executive officers who were sued (“the individual insureds”) are covered for this type of lawsuit under the policy and the Company is not, Illinois National agreed to pay a portion of the defense costs incurred in both cases, and in fact it has made some payments toward defense costs.

On January 29, 2009, the California Attorney General sent a letter to the Company's defense counsel, with a copy to Illinois National and three excess insurance carriers, stating that California Insurance Code Section 533.5 provides that there shall be no duty for any insurance carrier to defend lawsuits alleging violations of Business and Professional Code Sections 17200 or 17500 in which the Attorney General seeks recovery of a fine, penalty, or restitution.  The lawsuit against the Company and its executives is such a lawsuit.  After receipt of this letter, counsel for the Company and the individual insureds informed Illinois National's counsel that their position was that the Illinois National policy is governed by Illinois law, and therefore California Insurance Code Section 533.5 does not apply. Counsel for the Company sought Illinois National's assurances that it agreed with this position, though it remains unresolved at the time of the filing of this Form 10-K

On February 6, 2009, the individual insureds filed a declaratory judgment action in circuit court in Madison County, Illinois, in order to protect their rights under the Illinois National policy.  The action seeks a declaration from the court that Illinois National's obligation to advance and reimburse their defense costs in connection with the California Attorney General's lawsuit is not limited by California Insurance Code Section 533.5.  The individual insureds have not yet served the complaint in this suit on Illinois National and are in discussions with Illinois National about possible resolution of the matter.

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

NOTE 26 - SUBSEQUENT EVENTS

On January 12, 2009, the Company sold its business jet for net proceeds of $872,000 and incurred costs of $28,000 to prepare the jet for sale.  As of December 31, 2008 the Company had recorded an impairment to write down the jet to its estimated realizable value of $844,000.  The Company classified the jet as assets held for sale on the Company’s consolidated balance sheet as of December 31, 2008.

On January 26, 2009, the Company’s Board of Directors approved the issuance of 3,821,451 shares of restricted stock to certain Sales Directors. These awards were in replacement of previously issued restricted stock and option awards.

On February 13, 2009, FirstCity Servicing Corporation as Servicer for FH Partners LLC, Owner, purchased the note on the Company’s current headquarters previously held by Meridian Bank and subsequently held by the FDIC as receiver.  The terms of the Company’s note did not change as a result of the purchase because the Company is contractually agreed to in the promissory note with the failed institution.

On March 11, 2009, the Company incorporated a new subsidiary, YTB Franchise Services, Inc., which was formed to service and offer future franchise efforts of the Company.

F48

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
NOTE 27 – CASH FLOW RESTATEMENT

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2007, the Company determined that its previously issued consolidated statements of cash flows for the fiscal years ended December 31, 2007 and December 31, 2006 contained an error resulting from the classification of certain cash flows for both the receipts and payments of the restricted cash related to amounts withheld by credit card processors.  This error resulted in an overstatement of cash provided by operating activities and a corresponding overstatement of cash used in financing activities for the periods described above.

These adjustments to the Consolidated Statements of Cash Flows do not affect the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statement of Changes in Stockholders’ Equity (Deficit), or cash and cash equivalents.

A summary presentation of this cash flow restatement for the years ended December 31, 2007 and December 31, 2006 is presented below.

Dollars in thousands	As Previously Presented	Adjustment	As Restated

For the year ended Decemeber 31, 2007:

Restricted cash-collateral used as reserves for credit card processing	$-	$(1,018)	$(1,018)
Net cash provided by operating activities	13,040	(1,018)	12,022
Restricted cash-collateral for reserve for credit card processing	(1,768)	(1,768)	-
Reduction in restricted cash for credit card processing - CD release	750	750	-
Rounding	-	(1)	-
Net cash used in financing activities	$(1,893)	$(1,019)	$(874)

For the year ended Decemeber 31, 2006:

Restricted cash collateral for credit card processing	$-	$(750)	$(750)
Rounding		1
Net cash provided by operating activities	908	(749)	159
Restricted cash-collateral for outstanding note and reserve for credit card processing	(1,250)	(1,250)	-
Reduction in restricted cash-collateral for outstanding note	-	500	500
Rounding	-	1	-
Net cash provided by (used in) financing activities	$(580)	$(749)	$169

NOTE 28 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial information by quarter for 2008 and 2007 is as follows:

Dollars in thousands, except share and per share data	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenues	$42,728	$44,774	$42,876	$32,169
Income (loss) from operations	(3,463)	(215)	327	(770)
Net income (loss)	(3,518)	(200)	288	(1,045)
Net income (loss) per share:
Basic	$(0.03)	$-	$-	$(0.01)
Diluted	(0.03)	-	-	(0.01)
Weighted average shares outstanding:
Basic	102,858,468	103,183,276	103,438,235	103,629,200
Diluted	102,858,468	103,183,276	110,080,692	103,629,200

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenues	$24,049	$32,000	$39,869	$45,367
Income (loss) from operations	(2,224)	1,542	2,188	1,507
Net Income (loss)	(2,177)	1,672	2,149	1,565
Net income (loss) per share:
Basic	$(0.02)	$0.02	$0.02	$0.02
Diluted	(0.02)	0.02	0.02	0.01
Weighted average shares outstanding:
Basic	94,309,323	96,529,578	97,209,960	97,552,636
Diluted	94,309,323	105,887,781	110,801,031	106,303,998

F49

Schedule II

YTB INTERNATIONAL, INC.
Consolidated Valuation and Qualifying Accounts
Years ended December 31, 2008, 2007 and 2006

Dollars in thousands			Deductions
		Additions		Reclass to
	Balance at	charged to	Write-offs,	acquisition	Deferred	Balance
	beginning	costs and	net of	of business	tax asset,	at end of
Description	of period	expenses	recoveries	reserve	net	period

2008
Allowance for doubtful accounts	$6	$2	$(1)	$-	$-	$7
Inventory reserve	-	3,024	-	-	-	3,024
Notes receivable reserve	45	562	-	(45)	-	562
Interest receivable reserve	156	109	(48)	-	-	217
Advance reserve	73	295	(206)	-	-	162
Deferred tax assets
- valuation allowance	6,418	1,745	-	-	-	8,163

2007
Allowance for doubtful accounts	$7	$-	$(1)	$-	$-	$6
Notes receivable reserve	-	45	-	-	-	45
Interest receivable reserve	-	156	-	-	-	156
Advance reserve	-	73	-	-	-	73
Deferred tax assets
- valuation allowance	8,041	(1,116)	-	-	(507)	6,418

2006
Allowance for doubtful accounts	$25	$5	$(23)	$-	$-	$7
Deferred tax assets
- valuation allowance	7,661	380	-	-	-	8,041

F50