Form 10-Q
period 2009-03-31
YTB International, Inc.
filed 2009-05-11
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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
(618) 655-9477
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of May 6, 2009, there were 70,500,856 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 33,392,085 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding. *

* Excludes 3,268,554 restricted shares of Class A Common Stock and 6,537,108 restricted shares of Class B Common Stock that have been granted but are being held in escrow, as they have not yet vested and are therefore not treated as outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Three months ended March 31, 2009

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets, March 31, 2009 (Unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31, 2009 and 2008	4
	Condensed Consolidated Statement of Change in Stockholders’ Equity (Unaudited)
	Three months ended March 31, 2009	5
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31, 2009 and 2008	6
	Notes To Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4.	Controls and Procedures.	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	39
Item 1A.	Risk Factors.	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 3.	Defaults Upon Senior Securities.	40
Item 4.	Submission of Matters to a Vote of Security Holders.	40
Item 5.	Other Information.	40
Item 6.	Exhibits.	41
Signatures

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

Dollars in thousands, except share and per share data	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,806	$1,203
Restricted cash	1,804	1,667
Short-term investments	331	251
Accounts receivable (less allowance for doubtful accounts of $7 in 2009 and 2008)	1,431	2,680
Notes receivable (less allowance for uncollectible notes of $549 in 2009 and $562 in 2008)	422	458
Inventory, net	932	1,335
Prepaid marketing commissions and advances (less allowance for uncollectible advances of $208 in 2009 and $162 in 2008)	5,666	8,991
Assets held for sale	-	844
Other prepaid expenses and current assets, net	801	350

Total current assets	13,193	17,779

Property and equipment, net	18,130	18,728
Intangible assets, net	2,303	2,322
Goodwill	2,979	2,979
Other assets	1,278	1,278

TOTAL ASSETS	$37,883	$43,086

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,613	$2,446
Accrued marketing commissions	2,054	2,148
Accrued travel commissions	1,016	1,784
Other accrued expenses	4,845	3,783
Deferred revenue	9,967	13,505
Short-term debt	1,948	1,973
Other current liabilities	1,442	1,303

Total current liabilities	22,885	26,942

Other long-term liabilities:
Deferred tax liability	755	755
Other income tax liabilities	190	185
Other liabilities	11	11

Total other long-term liabilities	956	951

TOTAL LIABILITIES	23,841	27,893
Commitments and Contingencies (Notes 2 and 14)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 69,820,565 and 69,379,259 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	70	69
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 33,972,376 and 34,413,682 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively; convertible into Class A shares on a one-for-one basis	34	34
Additional paid-in capital	39,615	38,843
Accumulated other comprehensive loss	(82)	(70)
Retained earnings (deficit)	(25,595)	(23,683)

TOTAL STOCKHOLDERS' EQUITY	14,042	15,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,883	$43,086

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
Dollars in thousands, except share and per share data	March 31, 2009	March 31, 2008
NET REVENUES
Internet travel center sales and monthly fees	$18,608	$33,911
Travel commissions and services	2,522	5,329
Training programs and marketing materials	484	3,058
Other	175	430

Total net revenues	21,789	42,728

OPERATING EXPENSES
Marketing commissions	9,367	25,036
Travel commissions	1,708	3,852
Depreciation and amortization	658	536
Training programs and marketing materials	626	2,171
General and administrative	11,236	14,596

Total operating expenses	23,595	46,191

LOSS FROM OPERATIONS	(1,806)	(3,463)

OTHER INCOME (EXPENSE)
Interest and dividend income	29	69
Interest expense	(26)	(17)
Foreign currency translation gain (loss)	2	(1)

Total other income (expense)	5	51

LOSS BEFORE INCOME TAX PROVISION	(1,801)	(3,412)

INCOME TAX PROVISION	111	106

NET LOSS	$(1,912)	$(3,518)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic for Class A and Class B shares	103,792,941	102,858,468
Weighted average shares outstanding - diluted for Class A and Class B shares	103,792,941	102,858,468

Net loss per share - basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.02)	$(0.03)
Net loss per share - diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note 3):	$(0.02)	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Dollars in thousands, except	Preferred		Common Stock				Additional	Accumulated Other	Retained	Total Stockholders'
share data	Stock		Class A		Class B		Paid-in	Comprehensive	Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	(Deficit)

Balance at December 31, 2008	-	$-	69,379,259	$69	34,413,682	$34	$38,843	$(70)	$(23,683)	$15,193

Exchange Class B shares for Class A shares	-	-	441,306	1	(441,306)	(1)	-	-	-	-

Amortization of restricted stock	-	-	-	-	-	-	744	-	-	744

Stock option compensation	-	-	-	-	-	-	28	-	-	28

Net loss	-	-	-	-	-	-	-	-	(1,912)	(1,912)
Foreign currency translation adjustment								(11)		(11)
Total comprehensive loss	-	-	-	-	-	-	-	-		(1,923)

Rounding difference	-	-	-	-	-	1	-	(1)	-	-
Balance at March 31, 2009	-	$-	69,820,565	$70	33,972,376	$34	$39,615	$(82)	$(25,595)	$14,042

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Three months ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,912)	$(3,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	658	536
Write-off of uncollectible notes and advances	-	100
Loss on disposal of property and equipment	2	12
Reserve against inventory	263	1,700
Reserve against earnest money deposit	10	-
Write-off of deposit on acquisition of business	-	311
Provision for uncollectible notes and advances	35	(8)
Interest income on notes receivable	(1)	(33)
Provision for uncollectible interest on notes receivable	1	33
Shares issued for services	-	510
Amortization of restricted stock	744	1,221
Stock option expense	61	33
Compensation expense (credit)	(271)	-
Change in operating assets and liabilities:
Restricted cash-collateral used as reserves for credit card processing	(177)	11
Restricted cash-Canadian operations	37	(127)
Accounts receivable, net	1,267	381
Notes receivable	48	157
Inventory	140	(1,648)
Prepaid marketing commissions and advances	3,278	1,165
Other prepaid expenses and current assets	(461)	(453)
Accounts payable	(836)	2,352
Accrued marketing commissions	(94)	221
Accrued travel commissions	(768)	333
Other accrued expenses	1,308	311
Other current liabilities	136	599
Deferred revenue	(3,539)	958
Other income tax liabilities	5	1
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(66)	5,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40)	(3,977)
Proceeds from sale of property and equipment	-	10
Proceeds from asset held for sale	872	-
Cash paid to prepare asset for sale	(28)	-
Acquisition of business	-	(149)
Proceeds from redemption of short-term investments	25	-
Purchases of short-term investments	(105)	(25)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	724	(4,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	-	(5)
Repayment of short-term debt	(25)	(504)
Cash collateral for standby letter of credit	-	(1,910)
Reduction in cash collateral for standby letter of credit	-	357
Reduction in restricted cash-collateral for outstanding note	-	500
Proceeds from exercise of common stock warrants	-	90
NET CASH USED IN FINANCING ACTIVITIES	(25)	(1,472)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(30)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	603	(455)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,203	1,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,806	$1,276

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

Dollars in thousands	Three months ended
	March 31, 2009	March 31, 2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of capitalized interest)	$24	$18
Income taxes paid	16	30

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in accounts payable and accrued expenses	$3	$131
Notes receivable issued for sale of property and equipment	-	60
Stock option compensation	33	180
Reclass of notes receivable to other current assets / other assets	-	65
Reclass of notes receivable reserve to acquisition of business reserve	-	45
Transfer of Class B common stock shares to Class A common stock shares	1	1
Shares issued for restricted stock grant	-	5

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) has four wholly-owned subsidiaries: YTB Marketing, Inc. (formerly YourTravelBiz.com, Inc., see Note 15 – “Subsequent Events”) and its subsidiaries (collectively “YTB Marketing”); YTB Travel Network, Inc. and its subsidiaries (collectively “YTB Travel”); YTB Franchise Services, Inc (“YTB Franchise”); and REZconnect Technologies, Inc. (“REZconnect”).  The Company, together with its subsidiaries, are hereafter collectively referred to as the “Company” unless noted otherwise.

The Company provides internet-based travel-related services and technology, which offers proprietary reservation systems for the travel industry, and is also a full-service provider of travel products and services to the leisure and small business traveler. The Company operates under various trade names, including “Your Travel Biz.com™,” “Your Travel Biz™,” “YTB Travel and Cruises™,” “YTBnet.com™,” “Travel Network™,” “YTB Travel Network™,” “Global Travel Network™,” “Sunrise Travel Service™,” “Travel Network Vacation Central™,” “Vacation Central™,” and “YTB.com™,”  and operates the internet websites “Bookmytravel.com™,” “REZconnect.com™” and “RezCity.com™.” The Company provides services to customers located primarily in the United States and maintains its corporate headquarters in the State of Illinois. One of its subsidiaries maintains administrative offices in New Jersey.

Each of the four aforementioned operating subsidiaries was formed to divide the Company’s operations into four basic divisions. YTB Marketing markets Internet Travel Centers (“ITC” or “ITCs”), formerly referred to as internet travel websites, on behalf of YTB Travel by use of Independent Marketing Representatives (“Reps”). YTB Travel operates home based travel websites which book online travel transactions, collect payments, collect licensing fees, and pay travel sales commissions. YTB Franchise was formed in March 2009, to serve as the corporate entity to offer the proposed/contemplated franchise offerings in the future for the Company.  REZconnect operates a franchise chain of travel agencies and also acts as a host agency for traditional “brick and mortar” travel companies. All of REZconnect’s franchised operations are independently owned and operated. All sales of travel products by REZconnect are made through its independent agencies and franchisees, or through its interactive websites.

In early 2008, YTB expanded its services into Canada, the Bahamas, and Bermuda. YTB commenced operations in the Bahamas in January 2008 and in Canada and Bermuda in early February 2008. As a result of this international expansion, Travel Site Owners (“TSOs”) formerly known as Referring Travel Agents, (or Referring Travel Affiliates in Canada), living in these countries can now refer customers to book travel through ITCs that TSOs acquire from the Company, and, similarly, Reps who are located there can market ITCs to others in the U.S., Puerto Rico, the Bahamas, Bermuda and Canada.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  The condensed balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the 2008 financial statements to conform to the current year presentation as of and for the period ended March 31, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

As shown in the accompanying financial statements, the Company has incurred a loss from operations for the first quarter of 2009 of $1.8 million.  In addition, negative current economic conditions and other factors have led to a fall off in the number of active TSOs in the Company.  The number of active TSOs has declined during the quarter ended March 31, 2009 by a net loss of 18,582 to 73,801 active TSOs from the 92,383 reported as of December 31, 2008. The Company is also defending against two cases challenging the legality of our network marketing program.  Litigation claims can be expensive and time consuming to bring and defend against and could result in settlements or damages that could significantly affect financial results.  The Company’s loss from operations, declining active TSO count, working capital deficiency, uncertainties surrounding the Company’s pending litigation, and the general downturn in the economy raise substantial doubt about the Company’s ability to continue as a going concern.

Management and the Board of Directors have taken several actions and continue to evaluate other areas of opportunity to ensure that the Company will continue as a going concern.  The Board of Directors has appointed a consultant with 25 years of senior management experience to provide recommendations to the Board of Directors and management on cost structure, compliance and other matters to improve the overall profitability of the Company.  Management has instituted a cost reduction program that included a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization.  The reductions in labor and fringe were approximately $1.1 million for the full year 2008 results and approximately $800,000 for the three months ended March 31, 2009.  To raise additional capital, the Company implemented the TSO Stock Purchase Plan which became operational in April 2009 (see Note 10 – “Stockholders’ Equity”).  The Company is also evaluating the sale of certain non-core assets and additional programs to raise new capital for future operations.  Management believes these factors will contribute toward achieving profitability.  However, there can be no assurance that the Company will be successful in achieving its objectives.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plan.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.  On April 6, 2009, the Company reached a tentative settlement agreement with the State of California in connection with the civil action discussed in Note 14 – "Commitments and Contigencies" and Note 15 – “Subsequent Events.”  The Company also reached a tentative agreement with its insurance carriers regarding their coverage for the defense of the cases, the terms of which are dependent upon a final settlement with the State of California.  In addition, on February 9, 2009, the Company filed motions to dismiss the class action lawsuit in Illinois.  Subsequent to the end of the first quarter, the motions to dismiss were fully briefed, and the Court has set a hearing for June 1, 2009.  Although the Company believes that it has meritorious defenses against the legal proceedings described above and in Note 14 and intends to vigorously defend the cases, if the Company is unsuccessful in its defense against the claims, the result would likely have a material adverse effect on its liquidity, financial condition, and results of operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

New Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards that require non-controlling interests, previously referred to as minority interests, to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings.  The adoption of SFAS 160 as of January 1, 2009 had no impact on the Company’s financial position or results of operations for any periods presented.

The provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) became effective for the Company on January 1, 2009. SFAS 161 applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. SFAS 161 had no impact on the Company's disclosures and no impact on the Company’s financial position or results of operations.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) had no impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2009.

In April 2008, the FASB finalized FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. In addition, FSP 142-3 requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company adopted FSP 142-3 on January 1, 2009. The adoption had no effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In April 2009 the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”).  FSP 141(R)-1 amends the guidance in SFAS No. 141, “Business Combinations”, as revised December 2007 (“SFAS 141(R)”) to:

•
Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141(R), and carry forward without significant revision the guidance in SFAS No. 141.

•
Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by SFAS 5 and that those disclosures be included in the business combination footnote.

•
Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141(R).

FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP 141(R)-1 to have a material impact on its consolidated financial statements. FSP 141(R)-1 will be effective for any future acquisitions made by the Company.

In addition, in April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company will adopt FSP 107-1 and APB 28-1 during the quarter ending June 30, 2009 by making any required additional financial statement disclosures. The Company does not expect the adoption of FSP 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”) to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and FAS 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company will adopt FSP 115-2 and FAS 124-2 during the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Finally, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) during April 2009. FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company will adopt FSP 157-4 during the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP 157-4 to have a material impact on its consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock:  Class A Common Stock and Class B Common Stock.  Shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time, on a one-for-one basis.  Shares of Class B Common Stock automatically convert into shares of Class A Common Stock upon sale or other disposition (except for transfers among related entities, transfers to trusts for the benefit of the transferring holder of the Class B Common Stock, bona fide pledges under financing arrangements and similar transfers).  The Company has computed the earnings per share in compliance with SFAS No. 128, “Earnings per Share,” which requires companies that have multiple classes of equity securities to use the “two-class” method in computing earnings per share.  Under the Company’s Amended and Restated Certificate of Incorporation, each share of Class A Common Stock and each share of Class B Common Stock are equal with respect to the right to receive dividends declared by the Company’s Board of Directors in its discretion, from time to time, from funds legally available, whether in cash, stock or property.  Because both classes share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

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

	Three months ended
	March 31,
Dollars in thousands, except share and per share data	2009	2008

Numerator:
Net loss	$(1,912)	$(3,518)

Denominator:
Weighted average common shares and denominator for basic calculation:	103,792,941	102,858,468

Weighted average effects of dilutive equity based compensation awards:
Stock options	-	-
Stock warrants	-	-
Restricted stock awards	-	-

Denominator for diluted calculation	103,792,941	102,858,468

Net loss per share - basic for Class A and Class B	$(0.02)	$(0.03)
Net loss per share - diluted for Class A and Class B	$(0.02)	$(0.03)

An aggregate of 0 and 4,581,442 shares (of both Class A Common Stock and Class B Common Stock) for the three months ended March 31, 2009 and 2008, respectively were excluded from the computation of diluted earnings per share as the inclusion of such shares would have had an anti-dilutive effect. There were no shares excluded for the three months ended March 31, 2009 primarily due to the decline in the Company’s average stock price during that period.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – RESTRICTED CASH

Restricted cash as of March 31, 2009 and December 31, 2008 was $1.8 million and $1.7 million, respectively, representing reserves with the Company’s domestic credit card processor of $1.7 million and $1.6 million, respectively, and $57,000 and $97,000, respectively, of reserves with an additional credit card processor used for the Company’s Canadian operations.

On March 23, 2009, the Company’s domestic credit card processor increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million.  Per the terms of the agreement, the Company anticipates fully funding the new reserve requirement by June 30, 2009.

NOTE 5 – NOTES RECEIVABLE

Included in notes receivable are notes issued to certain Reps that bear interest at rates that approximate current market interest rates and have terms of one year or less.  The terms of many of the Rep notes have been extended beyond the original terms.  The notes are primarily guaranteed by Sales Directors with at least 2,000 people or more in their organization, against future earnings of those Sales Directors.  As of March 31, 2009 and December 31, 2008, reserves of $549,000 and $562,000, respectively, have been recorded against the respective note balances of $573,000 and $622,000.

Also included in notes receivable as of March 31, 2009 and December 31, 2008 is a $500,000 non-interest bearing note received as proceeds for the sale of land on November 24, 2008.  Principal under the note, collateralized by the related land sold, was due and payable March 24, 2009, 120 days from the date of the note.  As of March 31, 2009, the note remained outstanding.  On May 6, 2009, the Company initiated foreclosure proceedings under the terms of the promissory note and mortgage.  See Note 15 – “Subsequent Events.”  The Company did not impute interest on the note as it was not material.  A deferred gain of $102,000 recorded by the Company during the fourth quarter of 2008 is included as a reduction to the note receivable as of March 31, 2009 and December 31, 2008.

Included in other assets on the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008 is a $1.2 million 8% note received as proceeds for the sale of property and equipment on December 16, 2008.   Interest only payments of $8,000 are due monthly beginning January 16, 2009.  The principal of $1.2 million along with the final interest payment of $8,000 is due June 16, 2010.  The note is collateralized by the related property sold.

NOTE 6 – INVENTORY, NET

Inventory, net, consists of the following materials available for sale to Reps:

Dollars in thousands	March 31, 2009	December 31, 2008
Audio / video marketing	$39	$66
Printed marketing materials	504	869
Apparel	389	400

Inventory, net	$932	$1,335

For the three months ended March 31, 2009, the Company recorded a reserve of $263,000 against slow-moving magazines, audio / video and printed marketing materials, net of previously reserved inventory sold during the quarter of $86,000. Inventory reserves recorded at March 31, 2009 and December 31, 2008 are $2.9 million and $3.0 million, respectively.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – ASSETS HELD FOR SALE

On January 12, 2009, the Company sold its business jet for proceeds of $872,000.  In addition, the Company incurred costs of $28,000 to prepare the jet for sale.  At December 31, 2008, the estimated realizable value of the jet of $844,000 was included in assets held for sale.  The Company ceased depreciating the jet at the time it was classified as held for sale.  Depreciation for the three months ended March 31, 2008 was $15,000, which is included in total depreciation and amortization expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

Dollars in thousands	March 31, 2009	December 31, 2008
Equipment	$3,099	$3,131
Furniture and fixtures	751	751
Capitalized software	5,286	5,296
Vehicles	64	64
Buildings and improvements	4,216	4,216
Land	3,341	3,341
Construction in progress and deposits	6,739	6,676
Leasehold improvements	148	142
	23,644	23,617
Less: Accumulated depreciation	(5,514)	(4,889)

Property and equipment, net	$18,130	$18,728

Total depreciation and amortization expense on property and equipment was $639,000 and $517,000 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and December 31, 2008, capitalized software development costs, net of accumulated amortization, totaled $261,000 and $305,000, respectively.  For the three months ended March 31, 2009 and 2008, the Company recorded amortization of capitalized software development costs of $44,000 and $37,000, respectively, which is included in total depreciation and amortization expense above.

On February 1, 2008, SAP®, the Company’s new enterprise resource planning software application, was implemented.  The cost of approximately $1.7 million was recorded as an addition to software during 2008, of which $1.5 million was capitalized during the first quarter of 2008. Cost, net of accumulated amortization was $1.1 million and $1.3 million as of March 31, 2009 and December 31, 2008, respectively.  Depreciation for the three months ended March 31, 2009 and 2008 was $134,000 and $78,000, respectively, which is included in total depreciation and amortization expense above.

The Company capitalized interest related to the construction of its new corporate headquarters in Wood River, Illinois of $31,000 for the three months ended March 31, 2008.  During January 2009, construction on the new corporate headquarters was suspended.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – SHARE-BASED PAYMENTS

As of March 31, 2009, the Company had a share-based employee compensation plan and a share-based Sales Director bonus plan.  The share-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”)) and the share-based Sales Director bonus plan (the “2007 Sales Director Bonus Plan”) are more fully described in Note 19, “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2004 Stock Option and Restricted Stock Plan.

Stock Options

The Company recognized $61,000 and $33,000 in compensation expense for stock options issued under the 2004 Plan for the three months ended March 31, 2009 and 2008, respectively.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of March 31, 2009 and 2008 was $398,000 and $402,000, respectively.

Restricted Stock Awards

On January 26, 2009 (the “Grant Date”), the Company’s Board of Directors approved the issuance of restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “Replacement Awards”).  The Sales Directors were notified of the Replacement Awards on February 13, 2009 (the “Measurement Date”).  The Replacement Awards consisted of 1,235,846 shares of the Company’s Class A Common Stock and 2,015,328 of the Company’s Class B Common Stock of which 50% vested on the Grant Date and 50% will vest on the first anniversary of the Grant Date.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the Measurement Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  As of March 31, 2009, the Company had not yet issued the shares which vested on the grant date.

The Company recorded $744,000 and $0 for the three months ended March 31, 2009 and 2008, respectively, as net compensation expense related to the amortization of the restricted stock awards issued under the 2004 Plan.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  As of March 31, 2009, there was $878,000 of unrecognized compensation expense related to the 2,192,367 shares of restricted stock, which the Company expects to recognize over the next 3.15 years.

2007 Sales Director Bonus Plan

The Company recorded a reduction in accrued bonuses and a related charge to additional paid in capital of $51,000 and $180,000 during the three months ended March 31, 2009 and 2008, respectively, associated with the fair value of the exercisable portion of the grants issued under the 2007 Sales Director Bonus Plan.  The Company recorded an increase in accrued bonuses and recorded a related decrease to additional paid in capital of $84,000 and $0 during the three months ended March 31, 2009 and 2008, respectively, associated with forfeitures of previously exercisable portions of the grants.  In addition, during the first quarter of 2009, accrued bonuses and marketing commissions expense were reduced by $271,000 for actual forfeitures incurred during the quarter and known future forfeitures incurred through the filing date of this Quarterly Report on Form 10-Q.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Included in other accrued expenses on the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008, respectively, are $214,000 and $452,000 of accrued bonuses that relate to options that are exercisable in the future.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides additional information with respect to the aggregate stock option plan activity for the first quarter of 2009 under the Company’s 2004 Plan and 2007 Sales Director Bonus Plan, taken as a whole:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)

Options outstanding, beginning of year	2,453,227	$0.85	$0.68
Granted	-	-	-
Forfeited	(23,472)	0.71	1.03
Expired	-	-	-
Exercised	-	-	-
Options outstanding, end of period	2,429,755	$0.85	$0.67	3.72

Options exercisable, end of period	608,335	$0.95	$0.54	5.13

The total number of options outstanding at December 31, 2008 as disclosed in the Annual Report on Form 10-K was 2,819,827, which incorrectly included 366,600 options that expired in December 2008.  The total number of options outstanding at the beginning of the year as shown above has been adjusted to exclude these expired options.

The weighted average grant date fair value of options granted during the first quarter of 2008 was $.65.  There were no options exercised during the first quarter of 2008.

A summary of stock options outstanding and exercisable as of March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
$0.40 - $1.00	1,429,755	2.03	$0.52	235,000	$0.40
$1.01 - $1.67	1,000,000	6.14	1.32	373,335	1.30

Total	2,429,755	3.72	$0.85	608,335	$0.95

One-Time Restricted Stock Award

The Company recorded $1.2 million for the three months ended March 31, 2008 as marketing commission expense related to the amortization of the unvested portion of the award shares scheduled to vest on January 2, 2009 which included a forfeiture rate of 4.0%.  On January 2, 2009, all shares scheduled to vest on such date were forfeited, as the performance-related vesting conditions specified in the restricted stock award agreement were not met.

As of March 31, 2009, the Company expects that the performance-related vesting conditions specified in the restricted stock award agreement will not be met for all shares scheduled to vest on January 2, 2010.  As such, no marketing commission expense was recorded for the three months ended March 31, 2009 related to the amortization of the unvested portion of the award shares scheduled to vest on January 2, 2010.  As of March 31, 2009, there was approximately $5.0 million of unrecognized compensation expense related to the 4.8 million shares scheduled to vest on January 2, 2010.  As of March 31, 2009, there was approximately $5.0 million of unrecognized compensation expense related to 4.8 million shares scheduled to vest on January 2, 2011 which the Company expects to recognize ratably throughout 2010 to the extent the performance related vesting conditions are expected to be satisfied.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the One-Time Restricted Stock Award during the three months ended March 31, 2009:

		Weighted
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2009	15,299,058	$1.05
Granted	3,251,174	0.30
Vested	1,725,584	0.34
Forfeited	4,979,043	1.03
Non-vested at March 31, 2009	11,845,605	$0.96

As of March 31, 2009, there was approximately $11.3 million of unrecognized compensation expense related to the 11.8 million shares of non-vested restricted stock which includes $5.0 million of unrecognized compensation expense related to the 4.8 million shares expected to be forfeited on January 2, 2010 due to the failure of meeting performance-related conditions.  The Company expects to recognize the remaining $6.3 million over the next 3.15 years.

Total compensation cost recognized in the condensed consolidated statement of operations for all plans for the three months ended March 31, 2009 and 2008 was $534,000 and $1.3 million, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

On February 23, 2009, the Company filed a registration statement on Form S-8 for the TSO Stock Purchase Plan.  However, the plan did not become operational until April 2009.

NOTE 11 – RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives. During the quarter ended March 31, 2009 and 2008, the Company expended $153,000 and $1.0 million, respectively, for these services.  At December 31, 2008, the Company had a receivable of $14,000 included in accounts receivable on the consolidated balance sheet for an advance made to the printing company.  There was no receivable as of March 31, 2009.

In July 2006, the Company borrowed $2.5 million from Meridian Bank in connection with its acquisition of the land and building which houses its corporate headquarters in Wood River, Illinois. The chairman and principal shareholder of, and another director and principal shareholder of, Meridian Bank, Timothy Kaiser, M.D. and Clay Winfield, respectively, are also directors of the Company. See Note 15 - “Subsequent Events”. This transaction was approved by the independent members of the Company’s Board of Directors.  On January 8, 2008, the Company’s $500,000 certificate of deposit representing restricted cash collateral for the Company’s outstanding indebtedness related to its corporate headquarters property was surrendered in partial repayment of the principal amount outstanding under such indebtedness.

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

On October 10, 2008, Meridian Bank, the holder of the Company’s mortgage on its current headquarters, was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking.  Subsequently, the Federal Deposit Insurance Corporation (“FDIC”) was named Receiver.  On February 13, 2009, FirstCity Servicing Corporation as Servicer for FH Partners LLC, Owner, purchased the note on the Company’s current headquarters previously held by Meridian Bank and subsequently held by the FDIC as receiver.  The terms of the Company’s note did not change as a result of the purchase.  The outstanding balance of the note as of March 31, 2009 and December 31, 2008 was $1.9 million and $2.0 million, respectively. Interest paid to FH Partners LLC, an unrelated third party, during the first quarter of 2009 was $19,000.  Interest paid to Meridian Bank during the first quarter of 2008 was $31,000.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2009 and 2008, the Company made aggregate payments of $427,000 and $415,000, respectively, pursuant to the terms of the development contract for its new corporate headquarters in Wood River, Illinois.  In addition, at March 31, 2009 and December 31, 2008, the Company’s accounts payable included $10,000 and $414,000, respectively, of amounts due under the development contract.  The contract for the development of the real property on which such headquarters are located, which was approved by the independent members of the Company’s Board of Directors, was awarded to Winfield Development, which is controlled by Clay Winfield, a member of the Company’s Board of Directors. See Note 15 - “Subsequent Events”.

The Company leases approximately 5,000 square feet of office space (which served as part of the Company’s previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”) under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land Company, Inc. (“Meridian Land”), as lessor, and the Company, as lessee, which is to expire on October 31, 2010.  In January 2008, the Company exercised its purchase option under the Building Two Lease to acquire the Building Two Property.  Subsequently, the Company entered into a purchase contract with Meridian Land for $2.5 million.  The Company paid $500,000 of the $2.5 million purchase price as a non-refundable earnest money deposit as of the execution of the purchase contract, and the remaining $2.0 million is due at the closing of the acquisition of the Building Two Property, originally scheduled to close by the end of June 2008, which has been extended to occur on or before December 31, 2009.  Given the current downturn in the credit and real estate markets, the Company extended the contract in order to preserve its interest in purchasing the building or assigning their rights to purchase the building.  There can be no assurances made that the Company will be able to obtain proper financing to close on the acquisition or, even if it does obtain financing, the Company may also elect not to exercise its right to purchase the building, or assign its rights to purchase the property to a third party.  Therefore, the non-refundable earnest money deposit was fully reserved as of December 31, 2008. During the first quarter of 2009, additional payments of $10,000 net were made and classified as deposits to preserve the Company’s future interest in the property. These amounts were subsequently reserved as of March 31, 2009.

During the first quarter of 2009 and 2008, the Company’s rental expense under the Building Two Lease was approximately $8,000 per month, $25,000 for both the three months ended March 31, 2009 and 2008.

The Company had utilized a Learjet 35A business jet owned by Meridian/Silver, LC, a Florida limited liability company (“Meridian/Silver”), which had been owned 50% by Meridian Land and 50% by an unaffiliated third party.  During the first quarter of 2008, the Company made payments for the use of the business jet to Meridian/Silver in the amount of $35,000.  On February 29, 2008, the Company acquired all of the outstanding membership interests of Meridian/Silver for the purchase price of $1.3 million. The only significant asset held by Meridian/Silver is the business jet, which is held free and clear of any and all liens and encumbrances. Meridian/Silver is not subject to any material liabilities or contractual obligations. The Company utilized the business jet for the transport of employees, officers, directors, business guests and property for business-related purposes.  On September 24, 2008, Meridian/Silver and YTB Air, Inc., a Delaware corporation (“YTB Air”), agreed to merge entities resulting in YTB Air being the surviving entity.

In 2008, the Company made the decision to sell the business jet within the next 12 months for an amount expected to be less than its current carrying amount and recorded a pre-tax impairment loss of $310,000 to write down the jet to its estimated realizable value of $900,000.  On January 12, 2009, the Company sold its business jet for net proceeds of $872,000 and incurred costs of $28,000 to prepare the jet for sale.  As of December 31, 2008, the Company had recorded an impairment to write down the business jet to its estimated realizable value of $844,000.  The business jet is included in assets held for sale on the Company’s consolidated balance sheet as of December 31, 2008.

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises serve as additional office space for the Company.  The Magnolia Lease has an initial term of 18 months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009.  Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extends until August 15, 2009. Rent under the Magnolia Lease has been set at $8,000 per month. In addition to monthly rental payments, the Company is responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Magnolia Leased Premises is located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by the Company in conjunction with the Magnolia Leased Premises.  During the periods ended March 31, 2009 and 2008, rental expense for the Magnolia Leased Premises totaled $25,000 and $17,000, respectively, and real estate tax expense totaled $2,000 and $0, respectively.  In addition, during the period ended March 31, 2009 and 2008, expense related to the cost of maintaining common areas totaled $2,000 and $0, respectively, and payments related to the reimbursement of tenant build-out costs capitalized to leasehold improvements totaled $0 and $22,000, respectively.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The consent of Meridian Land is required for assignments or subletting of the Magnolia Leased Premises by the Company under the Magnolia Lease, such consent not to be unreasonably withheld or delayed. Any assignment or subletting by the Company will not release the Company from any of its duties or obligations under the Magnolia Lease.

Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, each of whom is a member of the Company’s Board of Directors. See Note 15 - “Subsequent Events”. Each of the transactions entered into by the Company with Meridian Land (including the Building Two Lease, the acquisition of the Building Two Property, the acquisition of the membership interests of Meridian/Silver and the Magnolia Lease) was considered and approved by the independent members of the Company’s Board of Directors.

During the three months ended March 31, 2009 and 2008, REZconnect paid $0 and $5,000, respectively, in legal fees for work performed by the law firm for which Harold Kestenbaum, Esq., a member of the Company’s Board of Directors, serves as counsel.

During the first quarter of 2009, the Company expended $16,000 in fees to Israeloff, Trattner & Co. for work performed by Andrew Wilder, a member of the Company’s Board of Directors.  The fees covered services performed by Andrew Wilder for expanded duties in his role as Audit Committee Chairman and a member of the Compensation Committee of the Company’s Board of Directors.  The fees were approved by the independent members of the Company’s Board of Directors.  As of March 31, 2009 and December 31, 2008, accrued fees of $10,000 and $11,000, respectively were included in accrued expenses on the consolidated balance sheets.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of ITCs including the development of a sales network (“Marketing”) and sales of travel through ITCs (“Travel”).  The Company’s business segments operate primarily in the United States, but also have operations in Canada and are structured for potential additional international growth.

Summarized financial information concerning the Company's reportable segments is shown in the following tables.  The “Parent” column includes corporate items not specifically allocated to the segments.

Dollars in thousands
Three months ended
March 31, 2009	Marketing	Travel	Franchise	Parent	Total

External and inter-segment revenue	$19,092	$2,697	$-	$-	$21,789
Net income (loss)	1,260	(1,336)	-	(1,836)	(1,912)
Assets	12,745	2,553	200	22,385	37,883
Depreciation and amortization	344	111	-	203	658
Capital expenditures	32	0	-	11	43

Three months ended
March 31, 2008	Marketing	Travel	Franchise	Parent	Total

External and inter-segment revenue	$37,013	$5,694	$-	$21	$42,728
Net income (loss)	319	(2,742)	-	(1,095)	(3,518)
Assets	36,730	3,503	-	25,394	65,627
Depreciation and amortization	316	49	-	171	536
Capital expenditures	557	338	-	3,213	4,108

GEOGRAPHICAL FINANCIAL INFORMATION:

Dollars in thousands	Three months ended March 31,
NET REVENUES:	2009	2008

United States	$21,309	$41,440
Canada	480	1,288
	$21,789	$42,728

LONG-LIVED ASSETS:
	March 31, 2009	December 31, 2008
United States	$24,457	$25,040
Canada	233	267
	$24,690	$25,307

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 – INCOME TAXES

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

As of March 31, 2009 and December 31, 2008, the Company had approximately $1.4 million of unrecognized tax benefits. Of the unrecognized tax benefits at March 31, 2009, $190,000, if recognized, would impact the Company’s effective income tax rate.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  As of March 31, 2009 and December 31, 2008, the Company had approximately $18,000 and $16,000, respectively, of accrued interest related to uncertain positions included as a component of other non-current income tax liabilities.

The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the filing date of this Quarterly Report on Form 10-Q.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada and is subject to examination by the various taxing authorities.

The Company’s tax provision for the three months ended March 31, 2009 consists of state and foreign income taxes.  The Company has a federal tax loss for the three months ended March 31, 2009, which received no tax benefit, as the Company’s deferred tax assets have a full valuation allowance recorded against them.

Federal income tax receivable of $13,000 is included in other prepaid expenses and current assets, net at March 31, 2009 and December 31, 2008.  Foreign income tax payable of $303,000 and $242,000 and state income tax payable of $77,000 and $73,000 is included in other current liabilities at March 31, 2009 and December 31, 2008, respectively.

NOTE 14 – COMMITMENTS & CONTINGENCIES

On August 4, 2008, a civil action was filed against three subsidiaries of the Company and certain of its executive officers in the Superior Court of California, County of Los Angeles, by the California Attorney General. The complaint alleges that the defendants violated California’s unfair competition, anti-pyramid and advertising laws. The complaint was filed after 18 months of dialogue, initiated by the Company with the Attorney General to discuss the implementation of a new California travel law and its potential effect on the Company’s business model. Throughout these discussions, which broadened over time, the Company consistently cooperated with the state’s information requests. On December 19, 2008, the California Attorney General amended its complaint to add YTB International, Inc. as an additional defendant. This addition did not otherwise change the nature of the allegations or claims asserted in the litigation. The California Attorney General seeks a permanent injunction preventing the defendants from making any untrue or misleading statements or committing any acts of unfair competition, penalties of at least $15.0 million, and restitution of at least $10.0 million. See Note 15 – “Subsequent Events.”

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against the Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois. The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois. The two cases have now been consolidated and are proceeding together before the same judge. The plaintiffs have filed a consolidated complaint, seeking damages of over $100.0 million. On February 9, 2009, the Company filed motions to dismiss the consolidated complaint and these motions are now pending before the Court. Subsequent to the end of the first quarter, the motions to dismiss were fully briefed and the Court has set a hearing for June 1, 2009.  Management believes the Company has meritorious defenses and intends to vigorously defend these cases.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

After the Illinois class action and California Attorney General suits were filed, the Company provided notice to various insurance carriers. The primary Directors and Officers Liability Insurance carrier, Illinois National Insurance Company (an AIG company) (“Illinois National”) agreed to provide coverage for the defense of the cases, subject to a reservation of rights. Because only the executive officers who were sued ("the individual insureds") are covered for this type of lawsuit under the policy and the Company is not, Illinois National agreed to pay a portion of the defense costs incurred in both cases, and in fact it has made some payments toward defense costs.

On January 29, 2009, the California Attorney General sent a letter to the Company’s defense counsel, with a copy to Illinois National and three excess insurance carriers, stating that California Insurance Code section 533.5 provides that there shall be no duty for any insurance carrier to defend lawsuits alleging violations of Business and Professional Code Sections 17200 or 17500 in which the Attorney General seeks recovery of a fine, penalty, or restitution. After receipt of this letter, counsel for the Company and the individual insureds informed Illinois National's counsel that their position was that the Illinois National policy is governed by Illinois law, and therefore California Insurance Code Section 533.5 does not apply. Counsel for the Company sought Illinois National's assurances that it agreed with this position but did not receive such assurances.

On February 6, 2009, the individual insureds filed a declaratory judgment action in circuit court in Madison County, Illinois, in order to protect their rights under the Illinois National policy. The action seeks a declaration from the court that Illinois National's obligation to advance and reimburse their defense costs in connection with the California Attorney General's lawsuit is not limited by California Insurance Code Section 533.5. The individual insureds have not yet served the complaint in this suit on Illinois National and have pursued discussions with Illinois National about possible resolution of the matter.  On March 30, 2009, the Company reached a tentative agreement with Illinois National regarding the California Insurance Code issue conditioned on a final settlement with the State of California and certain other conditions that have not yet been met.

On April 1, 2009, a Second Amended Complaint was filed in the Circuit Court for the Third Judicial Circuit of Madison County, Illinois against a certain executive officer, other entities, and added as a defendant, YourTravelBiz.com, Inc., now known as YTB Marketing, Inc.  The complaint alleges violation of an oral contract for certain services, but contains no apparent valid claims against YourTravelBiz.com, Inc. or the Company.

In addition to other consideration, the Company received a $500,000 promissory note dated November 24, 2008 as proceeds for the sale of land situated in Madison County, Illinois, which was non-interest bearing so long as there was no event of default thereunder.  Principal and other amounts under the note, collateralized by the related land sold, was due and payable on March 24, 2009.  On April 22, 2008, the Company sent a notice of default under the promissory note and mortgage to the purchaser because the purchaser failed to satisfy all obligations under the note within 120 days.  The notice required the purchaser to cure such non-payment within five business days of receipt of the notice, as required by the mortgage.  On May 6, 2009, the Company filed a complaint for foreclosure in Madison County, Illinois Circuit Court under the terms of the promissory note and mortgage because the purchaser failed to cure the non-payment within the required five business days.

On May 7, 2009, YTB Marketing and YTB Travel Network of Illinois Inc. (“YTB Travel Network”) filed in the Circuit Court of Madison County, Illinois a Complaint for Injunctive Relief and Motion for Temporary Restraining Order against certain former Sales Directors of YTB Marketing, each of whom became affiliated with another network marketing company.  The Complaint for Injunctive Relief requests, among other things, that the Court enjoin defendants from soliciting or recruiting any of the Company’s Reps or TSOs to any other network marketing company, other than Reps whom the defendants personally sponsored.  YTB Marketing and YTB Travel Network are also seeking to recover their costs, expenses and attorneys’ fees.  The Court has set a hearing on the matter for May 14, 2009.

On or about May 8, 2009, YTB Marketing filed in the Circuit Court of Madison County, Illinois a Complaint for Monies Due Under Promissory Notes against certain former Sales Directors of YTB Marketing seeking recovery of all sums due from defendants under certain promissory notes, together with costs and attorneys' fees.

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

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS

On April 6, 2009, the Company reached a tentative settlement agreement with the State of California in connection with the civil action filed on August 4, 2008 against the Company and certain executive officers of the Company in the Superior Court of California, County of Los Angeles, by the California Attorney General. The tentative settlement agreement is awaiting execution by both parties in addition to final court approval.

On April 6, 2009, the wholly owned subsidiary of the Company, YourTravelBiz.com, Inc., changed its name to YTB Marketing, Inc.

On April 30, 2009, Clay Winfield resigned from the Company's Board of Directors.

NOTE 16 – CASH FLOW RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2008, the Company determined that its previously issued condensed consolidated statements of cash flows for the three months ended March 31, 2008 contained an error resulting from the reclassification of certain cash flows for both the receipts and payments of the restricted cash related to amounts withheld by credit card processors.  This error resulted in a $116,000 overstatement of cash provided by operating activities and a corresponding $116,000 overstatement of cash used in financing activities for the quarter ended March 31, 2008.

These adjustments to the condensed consolidated statement of cash flows do not affect the Company’s condensed consolidated statement of operations, condensed consolidated balance sheet, or condensed consolidated statement of changes in stockholders’ equity (deficit).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders.  In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions.  Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors, risks and uncertainties can be found in Item 1A of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008 as may be updated from time to time in the Company’s filings with the SEC.

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

Overview

YTB International, Inc. and its subsidiaries may be referred to as the “Company” or in the first person notation of “we,” “us,” and “our” in the following discussion.

We are a leading provider of internet-based travel related services and operate through our four subsidiaries: YTB Marketing, Inc. (formerly YourTravelBiz.com, Inc., “YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”), YTB Franchise Services, Inc (“YTB Franchise”), and REZconnect Technologies, Inc. (“REZconnect”).  YTB Marketing establishes and sells Internet Travel Centers (“ITC” or “ITCs”), formerly referred to as internet travel websites, and compensates its Independent Marketing Representatives (“Reps”) (independent contractors) who sell ITCs through a direct sales model and are compensated via a multilevel marketing commission structure. YTB Travel contracts with the customers of ITCs, supports online booking transactions, supplies personal fulfillment services, collects travel commissions and pays travel commissions.  YTB Franchise was formed in March 2009, to serve as the corporate entity to offer the proposed/contemplated franchise offerings in the future for our Company.  REZconnect operates a franchise chain of travel agencies and also acts as a host agency for traditional “brick and mortar” travel companies.  REZconnect is reported as part of the YTB Travel segment for segment reporting purposes.

YTB Marketing conducts business through marketing, training and support of its Rep sales force who are responsible for marketing and selling ITCs to Travel Site Owners (“TSOs”), formerly known as Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from ITCs, negotiates deals with preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers.

There has been no activity by YTB Franchise other than an initial capital contribution by YTB International, Inc.  The condensed consolidated balance sheet reflects the cash and stockholder position of this entity.  All intercompany transactions have been eliminated in consolidation.

The emerging market shift to the internet for travel services presents the opportunity for advancement of products and services by referral relationships. Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each TSO develops personal relationships with his or her customers, who book travel through the TSO’s ITC, thereby creating a significant advantage for our sales force over the major online travel companies. Typically, the cost to book a trip through a TSO is nearly identical to booking a trip through a major online travel company although our costs are not necessarily the same or less expensive than other travel websites.  The ITCs provide access to more than 39 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and others.

We believe marketing of YTB Marketing’s ITCs on behalf of YTB Travel will not be significantly affected by the seasonality of the travel business, or a decline in travel, since the $49.95 monthly fee is a primary source of our revenue. Also, typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each TSO develops personal relationships with his or her customers, who book travel through the TSO’s own ITC, thereby creating a significant advantage for YTB compared to the major online travel companies.

We anticipate that future travel revenue will decline as the average number of active ITCs declines.  We believe that this decline will be partially offset by an increase in the average travel bookings per ITC, as we expect our existing TSOs will become more productive because of increased training initiatives.  TSO sites are available for use 24 hours, 7 days a week. On June 30, 2008, we issued a press release announcing that we were named one of the country’s leading travel agencies in Travel Weekly’s 2008 Power List. In the 2008 Travel Weekly Power List, we were ranked 26th among all travel agencies, advancing nine places over our ranking in the previous year with an 84% increase in travel sales, based on retail travel sales of $414.5 million.  Comparable data for 2008 has not yet been made available to the public.  These sales figures are not included in the financial results of the Company, as the Company is not the merchant of record for these transactions.  The Company receives a commission from the travel vendors for these retail sales.

Our revenues are comprised primarily of ITC sales and monthly ITC web hosting fees, commissions paid by travel providers and direct sales of travel. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.” Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis, based on prior years experience adjusted for current year volumes.  Management believes these estimates to be reasonable.  Revenue from ITC sales is deferred and recognized ratably as revenue over a twelve-month period.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages and a nominal service fee for airline tickets. Each TSO pays a monthly web-hosting fee of $49.95 to us, and earns transactional compensation from travel purchased from his or her ITC.  During the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

We anticipate a decline in revenues in the coming months due to the general economic conditions followed by stabilization and ultimate growth because of new marketing efforts, although we anticipate slower growth compared to what we have experienced in the past because of the weak economy generally.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention of our sales force. In addition, in late April 2009, the World Health Organization acknowledged an outbreak of H1N1 flu, with reported cases in Mexico and eight other countries. In response, travel advisories were issued by several countries against non-essential travel, primarily to Mexico. We are unable to predict the scope or duration of the H1N1 flu outbreak or its impact on the travel industry generally, or our business in particular. However, concerns relating to the health-risk posed by the H1N1 flu could result in a decrease and/or delay in demand for our travel services. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance.

It should be noted that while only the commissions arising from our TSOs’ booking of travel services are reflected as a component of our revenues in our financial statements, we also track the aggregate retail value of all travel services that are booked by our TSOs (which directly impacts our commission revenues). The value of such travel services was $414.5 million in 2007 which ranked us the 26th largest travel agency in the United States by Travel Weekly for the year ended 2007.  Comparable data for 2008 sales (retail value) has not yet been made available to the public.  We anticipate receiving the 2009 Travel Weekly ranking in June 2009.

About Our Industry

We believe that the shift to the internet for booking travel and our unique programs for our TSOs place us in a valuable and unique position to provide an income stream for our TSOs and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry.

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

Our multi-segment operating model provides us with a competitive advantage because few travel related companies have expertise in both travel and marketing. We have been able to obtain more favorable pricing terms with our vendors as a result of economies of scale. In addition, more favorable commission rates are able to be realized based on the larger volume.  As a multi-level marketing company, we offer opportunities for entrepreneurs who desire to capitalize on the growing trend of online travel bookings.

The travel industry in general, including offline agencies, online agencies and suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, global economic and financial market conditions worsened in the second half of 2008 and continue to decline, creating uncertainty for travelers and suppliers. This macroeconomic downturn pressures discretionary spending on travel and advertising. We cannot predict the magnitude or duration of the downturn, but we do not anticipate any significant improvement in the short-term.

Results of Operations

The following tables set forth, for the three months ended March 31, 2009 and 2008, as indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total net revenues.  A summary of consolidated results follows.

Dollars in thousands	Three months ended		Three months ended		Variance
	March 31, 2009	% of Net Revenues	March 31, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)

NET REVENUES
Internet travel center sales and monthly fees	$18,608	85.4%	$33,911	79.4%	$(15,303)	(45.1)%
Travel commissions and services	2,522	11.6%	5,329	12.5%	(2,807)	(52.7)%
Training programs and marketing materials	484	2.2%	3,058	7.2%	(2,574)	(84.2)%
Other	175	0.8%	430	0.9%	(255)	(59.3)%

Total net revenues	21,789	100.0%	42,728	100.0%	(20,939)	(49.0)%

OPERATING EXPENSES
Marketing commissions	9,367	43.0%	25,036	58.6%	(15,669)	(62.6)%
Travel commissions	1,708	7.8%	3,852	9.0%	(2,144)	(55.7)%
Depreciation and amortization	658	3.0%	536	1.3%	122	22.8%
Training programs and marketing materials	626	2.9%	2,171	5.1%	(1,545)	(71.2)%
General and administrative	11,236	51.6%	14,596	34.1%	(3,360)	(23.0)%

Total operating expenses	23,595	108.3%	46,191	108.1%	(22,596)	(48.9)%

LOSS FROM OPERATIONS	(1,806)	(8.3)%	(3,463)	(8.1)%	1,657	(47.8)%

OTHER INCOME (EXPENSE)
Interest and dividend income	29	0.1%	69	0.1%	(40)	(58.0)%
Interest expense	(26)	(0.1)%	(17)	0.0%	(9)	52.9%
Foreign currency translation gain (loss)	2	0.0%	(1)	0.0%	3	n/m *

Total other income (expense)	5	0.0%	51	0.1%	(46)	(90.2)%

LOSS BEFORE INCOME TAX PROVISION	(1,801)	(8.3)%	(3,412)	(8.0)%	1,611	(47.2)%

INCOME TAX PROVISION	111	0.5%	106	0.2%	5	4.7%

NET LOSS	$(1,912)	(8.8)%	$(3,518)	(8.2)%	$1,606	(45.7)%

*not meaningful

The following table sets forth information concerning (i) the number of TSOs that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three months ended March 31, 2009 and 2008, and (ii) the weighted average number of active TSOs during each such period:

2009	Beginning Balance Active TSOs	New TSOs	Deactivations	Ending Balance Active TSOs	Weighted Average Active TSOs

Three months ended March 31, 2009	92,383	7,427	26,009	73,801	79,022

2008	Beginning Balance Active TSOs	New TSOs	Deactivations	Ending Balance Active TSOs	Weighted Average Active TSOs

Three months ended March 31, 2008	131,802	30,300	23,577	138,525	136,147

The above TSO figures represent the number of active TSOs paying $49.95 per month for monthly ITC web-hosting fees. The new TSOs represent the number of ITC sites sold during the respective periods. The number of sales, and the number of recurring monthly web-hosting fees paid, each directly impacts our revenues and expenses. As each new ITC is sold for $449.95, marketing commissions are paid on that sale. During the first quarter of 2009, we sold 1,902 ITC sites at a rate of $250.00 as part of an extended Christmas special promotional program.  Likewise, each recurring monthly ITC web-hosting fee paid results in marketing commissions paid to our Reps. As the number of active TSOs declines, the amount of our travel commission revenue decreases as well. Correspondingly, our travel commission expense follows suit.

A TSO can be deactivated for a number of reasons.  For example, the payment method used to pay for monthly web-hosting fees may no longer be valid or may have been changed and a TSO may fail to update this information.  If the TSO fails to provide payment for future months’ web-hosting fees in advance of the service being provided, the TSO will be deactivated automatically after an applicable grace period.  We also have a cancellation policy that allows a TSO to voluntarily discontinue his or her ITC; such ITC is deactivated at the time the request is made.  TSOs may be reactivated by simply resuming payment of web-hosting fees from that point forward.  We reserve the right to deactivate any TSO which we believe may have fraudulent activity associated with it or with its owner.

Deactivations of TSOs in relation to the number of new TSOs during a specified period, is a key component in the calculation performed to determine the average lifespan that a TSO remains with our Company.  If the proportion of TSO deactivations were to grow as a percentage of active paying TSOs, the average lifespan of a TSO would decrease and vise versa.  In the event of such a decrease, we would accelerate the time frame over which we recognize the income and offsetting expense, relating to the TSO initial sign-up fees.  This acceleration would have a positive impact on our bottom line, as the amount of revenue deferred from a TSO’s sign-up fees outweighs the offsetting deferred expense for commissions related to such sign-up. With no change in the commission structure, we expect the trend of revenues exceeding the related expenses to continue.

The decline on a year-to-year basis of our organization that is evidenced by the above numbers directly impacts our financial results, both on the revenue side and the expense side. As fewer sites are sold and maintained, the amount of marketing and travel commissions correspondingly decreases.  As these decreases occur, we must reduce infrastructure costs that are volume driven such as wage and benefit costs.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

We reported a net loss for the quarter ended March 31, 2009 of $1.9 million or $0.02 per diluted share compared to a net loss of $3.5 million or $0.03 per diluted share for the comparable quarter of 2008.

Net Revenues

Net revenues totaled $21.8 million and $42.7 million in the first quarter of 2009 and 2008, respectively.

•
ITC sales decreased $7.3 million, or 52.2%, in the first quarter of 2009 to $6.7 million from the $14.0 million reported in the comparable prior year quarter.  We have experienced a decrease in the actual number of ITCs sold for the three months ended March 31, 2009 to 7,427 from 30,300 in the prior year period.   As a result, the average number of ITC sales  for which we were able to recognize revenue decreased to 4,828 in the first three months of 2009 from 11,238 for the same period in 2008.  In addition, the average amount of recognized revenue from each ITC sale decreased to $444.96 in the first quarter of 2009 from $449.95 in the comparable quarter in 2008.  We believe the decline in the number of new ITC sales is attributable to the current economic downturn present in the United States and the Company’s pending litigation in California.  We anticipate slower growth in the coming months compared to what we have experienced in the past.  However, with new marketing initiatives and enhanced/expanded services being added, we expect this trend to stabilize our sales and retention of our sales force.

•
Monthly renewal fees decreased $8.0 million, or 40.1%, in the first quarter of 2009 to $11.9 million from the $19.9 million reported in the comparable prior year quarter. The decrease is in direct relation to the number of active paying TSOs.  The weighted average of paying TSOs per month decreased from 136,147 for the three months ended March 31, 2008 to 79,022 for the same period in 2009.   We anticipate slower growth in the coming months compared to what we have experienced in the past.  However, with new marketing initiatives and enhanced/expanded services being added, we expect this trend to stabilize our sales and retention.

•
Travel commissions and services for the first quarter of 2009 decreased $2.8 million, or 52.7%, to $2.5 million from the $5.3 million reported in the comparable prior year quarter.  The decrease in travel commissions is attributable to the decrease in the number of active ITCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009.  As the decrease in travel bookings occurred in 2009, a preferred travel bonus, or override, also decreased from certain vendors who gave that override in 2008 in addition to commission.  A portion of the anticipated bonus for the first quarter of 2008 was recorded as travel commission revenue with an offsetting receivable.  Based on current trends we do not anticipate earning this bonus in 2009 and thus have not recorded any receivable as of March 31, 2009.

•
Training programs and marketing materials revenue decreased $2.6 million, or 84.2%, in the first quarter of 2009 to $484,000 from $3.1 million in the comparable prior year quarter.  The decrease was primarily due to a reduction in sales of magazine and sales aids, along with a reduction in the number of training events that the Company held.  These reductions are mostly due to a decrease in the number of new ITC sales compared to what we have experienced in the past. We expect this trend to stabilize in the coming months, due to new marketing initiatives aimed at the stabilization of our sales force. The reduction in the magazine sales is partially due to a decline in the number of participants in the $6,000 Guarantee Program.

•
Other income decreased in the first quarter of 2009 as compared to 2008 by $255,000, or 59.3%, to $175,000 from $430,000 in the comparable prior year quarter.  The decrease is primarily attributed to declining online flower sales and the discontinuance of the Two Fly Free discounted vacation program.

Operating Expenses

•
Marketing commissions decreased by $15.7 million, or 62.6%, in the first quarter of 2009 to $9.4 million from $25.0 million the first quarter of 2008.  Commission expense related to new ITC sales declined by $7.4 million directly related to the decline in the number of new ITC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new ITC sale which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $3.6 million in commission expense relating to TSO monthly fees.  This is a direct result of the decline in the number of average active TSOs for the first three months of 2009 compared to the same period in 2008.  Also contributing to the reduction in commission expense for the quarter was the restructuring of our Director’s Pool, which is the bonus plan available to Sales Directors based on their level of achievement.  During the fourth quarter of 2008, the Company revised its Director’s Pool program, which included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool along with a complete restructuring of how the pool was divided among our Sales Directors.  This change resulted in a $3.0 million decrease in marketing commission expenses during the first three months of 2009 when compared to the same period in 2008.  In addition, $1.2 million of the total variance relates to the one-time restricted stock award shares awarded to certain Sales Directors scheduled to vest on January 2, 2010 and 2009.  We expect that the performance-related vesting conditions specified in the agreement for the shares scheduled to vest on January 2, 2010 will not be met for all such shares.  As such, we did not record the restricted stock amortization associated with this vesting in the first quarter of 2009.  During the first quarter of 2008, it was our belief that the performance-related vesting conditions specified in the agreement would be met for the shares scheduled to vest on January 2, 2009.  As such, in the first quarter of 2008, we recorded $1.2 million of restricted stock amortization associated with this vesting.  This amortization was subsequently reversed in the third quarter of 2008 when we determined that the performance-related vesting conditions would not be met for the shares scheduled to vest on January 2, 2009, and the shares were in fact forfeited in January 2009.  With regard to the 2007 Sales Director Bonus Plan, we incurred actual forfeitures greater than our estimated forfeitures of $271,000 in the first quarter of 2009 and $0 in the first quarter of 2008.

•
Travel commissions and other costs for the first quarter of 2009 decreased by $2.1 million, or 55.7%, to $1.7 million from $3.9 million reported in the first quarter of 2008. The decrease in travel commissions is attributable to the decrease in the number of active TSOs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009.

•
Depreciation and amortization was $658,000 in the first quarter of 2009 compared to $536,000 in the corresponding quarter of 2008, reflecting an increase of 22.8%, or $122,000.  The increase in depreciation and amortization is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure as well as the new additions of computer software related to our expansion into Canada.

•
Training programs and marketing materials expense decreased $1.5 million, or 71.2%, to $626,000 from $2.2 million reported in the first quarter of 2008.  A decrease of $609,000 relates to the reduction in magazine and brochure sales directly affected by the decline in new ITC sales and active TSOs.  This decrease is offset by an inventory  reserve of $263,000 for the first quarter of 2009; there was no reserve in the first quarter of 2008.     In addition, fulfillment labor and freight decreased $588,000 in the first quarter of 2009 compared to the same period in 2008, directly related to the reduction of sales aids and magazine sales.   Meeting expenses decreased $521,000 in 2009 compared to 2008 due to the introduction of online training, along with a decrease in the number of Red Carpet Day events the company hosted.

•
General and administrative expenses decreased $3.4 million, or 23.0%, to $11.2 million in the first quarter of 2009 from $14.6 million in the first quarter of 2008.  As a percentage of total net revenues, these expenses were 51.6% in 2009 and 34.1% in 2008.  The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of  ITC sales and active TSOs.  The decreases year over year relate primarily to:

▪
Bad debt expense related to advances and notes receivable to the Company’s directors decreased in 2009 approximately $389,000 compared to the same period in 2008.  An extensive analysis was done in 2008 and entries were made to reflect uncollectible accounts.

▪	A $1.7 million reserve for a loss that was related to unsold cabins on a cruise was recorded in first quarter of 2008 that was not repeated in 2009.
▪	Credit card service fees decreased $494,000 in the first quarter of 2009 compared to the same period in 2008 directly related to the reduction in sales.
▪
Consulting fees decreased $479,000 in the first quarter of 2009 compared to the same period in 2008 due to the completion of the SAP® software implementation and a number of other IT initiatives which required consulting resources in 2008.

▪
Legal fees increased $296,000 in the first quarter of 2009 compared to the same period in 2008 directly related to defense costs associated with the suit filed by the California Attorney General’s office.

▪
Accounting fees decreased $357,000 in the first quarter of 2009 compared to the same period of 2008. This decrease is primarily related to the costs associated with the Company’s Sarbanes – Oxley compliance efforts for which the Company utilized an external service during the first quarter of 2008.  The majority of the on-going Sarbanes-Oxley compliance work was performed internally during the first quarter of 2009.

▪
Marketing event costs for top Sales Directors in our company decreased $832,000 in the first quarter of 2009 compared to the same period in 2008.  This annual performance-based contest for our top sales producers of travel and marketing was discontinued in 2009.

▪	Restricted stock expense increased $744,000 in 2009 as a result of amortization of restricted stock issued in the second quarter of 2008 which had no expense impact in the first quarter of 2008.
▪	Printing costs decreased $790,000 directly related to the decrease in the number of new ITC sales and the number of active TSOs.
▪	Contract labor decreased $355,000 due to the conversion of consultants to full time employees and the elimination of some consulting contracts.

BUSINESS SEGMENTS

We operate in the following two business segments:  Marketing and Travel.  Our business segments operate primarily in the United States, but also have operations in Canada, Puerto Rico, Bermuda, and the Bahamas and are structured for potential additional international growth.

The following is a discussion of our results of operations within each segment.

Marketing Segment

Dollars in thousands	Three months ended
	March 31, 2009	March 31, 2008	% change 2009 vs 2008
NET REVENUES
Internet travel center sales and monthly fees	$18,608	$33,911	(45.1)%
Training programs and marketing materials	445	2,994	(85.1)%
Other	39	108	(63.9)%

Total net revenues	19,092	37,013	(48.4)%

OPERATING EXPENSES
Marketing commissions	9,367	25,036	(62.6)%
Depreciation and amortization	344	316	8.9%
Training programs and marketing materials	601	2,077	(71.1)%
General and administrative	7,430	9,291	(20.0)%

Total operating expenses	17,742	36,720	(51.7)%

INCOME FROM OPERATIONS	1,350	293	360.8%

Net Revenues

•
ITC sales decreased $7.3 million, or 52.2%, in the first quarter of 2009 to $6.7 million from the $14.0 million reported in the comparable prior year quarter.  We have experienced a decrease in the actual number of ITCs sold for the three months ended March 31, 2009 to 7,427 from 30,300 in the prior year period.   As a result, the average number of ITCs for which we were able to recognize revenue decreased to 4,828 in the first three months of 2009 from 11,238 for the same period in 2008.    In addition, the average amount of recognized revenue from each ITC sale decreased to $444.96 in the first quarter of 2009 from $449.95 in the comparable quarter in 2008.  We believe the decline in the number of new ITC sales is attributable to the current economic downturn present in the United States and the Company’s pending litigation in California.   We anticipate slower growth in the coming months compared to what we have experienced in the past.  However, with new marketing initiatives and enhanced/expanded services being added, we expect this trend to stabilize our sales and retention of our sales force.

•
Monthly renewal fees decreased $8.0 million, or 40.1%, in the first quarter of 2009 to $11.9 million from the $19.9 million reported in the comparable prior year quarter. The decrease is in direct relation to the number of active paying TSOs.  The weighted average of paying TSOs per month decreased from 136,147 for the three months ended March 31, 2008 to 79,022 for the same period in 2009.   We anticipate slower growth in the coming months compared to what we have experienced in the past.  However, with new marketing initiatives and enhanced/expanded services being added, we expect this trend to stabilize our sales and retention.  We offer Sales Director’s meetings and regional meetings to attract new TSOs and motivate and retain current TSOs.

•
Training programs and marketing materials revenue decreased $2.5 million, or 85.1%, in the first quarter of 2009 to $445,000 from $3.0 million in the comparable prior year quarter.  The decrease was primarily due to a reduction in sales of magazine and sales aids, along with a reduction in the number of training events that the Company held.  These reductions are mostly due to a decrease in the number of new ITC sales compared to what we have experienced in the past. We expect this trend to stabilize in the coming months, due to new marketing initiatives aimed at the stabilization of our sales force. The reduction in the magazine sales is partially due to a decline in the number of participants in the $6,000 Guarantee Program.

•
Other income decreased in the first quarter of 2009 as compared to 2008 by $69,000, or 63.9%, to $39,000 from $108,000 in the comparable prior year quarter, primarily due to a decrease in the number of payment processing fees collected.

Operating Expenses

•
Marketing commissions decreased by $15.7 million, or 62.6%, in the first quarter of 2009 to $9.4 million from $25.0 million the first quarter of 2008.  Commission expense related to new ITC sales declined by $7.4 million directly related to the decline in the number of new ITC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new ITC sale which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $3.6 million in commission expense relating to TSO monthly fees.  This is a direct result of the decline in the number of average active TSOs for the first three months of 2009 compared to the same period in 2008.  Also contributing to the reduction in commission expense for the quarter was the restructuring of our Director’s Pool, which is the bonus plan available to Sales Directors based on their level of achievement.  During the fourth quarter of 2008, the Company revised its Director’s Pool program which included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool along with a complete restructuring of how the pool was divided among our Sales Directors.  This change resulted in a $3.0 million decrease in marketing commission expenses during the first three months of 2009 when compared to the same period in 2008.  In addition, $1.2 million of the total variance relates to the one-time restricted stock award shares awarded to certain Sales Directors scheduled to vest on January 2, 2010 and 2009.  We expect that the performance-related vesting conditions specified in the agreement for the shares scheduled to vest on January 2, 2010 will not be met for all such shares.  As such, we did not record the restricted stock amortization associated with this vesting in the first quarter of 2009.  During the first quarter of 2008, it was our belief that the performance-related vesting conditions specified in the agreement would be met for the shares scheduled to vest on January 2, 2009.  As such, in the first quarter of 2008, we recorded $1.2 million of restricted stock amortization associated with this vesting.  This amortization was subsequently reversed in the third quarter of 2008 when we determined that the performance-related vesting conditions would not be met for the shares scheduled to vest on January 2, 2009 and the shares were in fact forfeited in January 2009.  With regard to the 2007 Sales Director Bonus Plan, we incurred actual forfeitures greater than our estimated forfeitures of $271,000 in the first quarter of 2009 and $0 in the first quarter of 2008.

•	Depreciation and amortization increased $28,000, or 8.9%, to $344,000 in the first quarter of 2009 from $316,000 in the first quarter of 2008.

•
Training programs and marketing materials expense decreased $1.5 million, or 71.1%, to $601,000 from $2.1 million reported in the first quarter of 2008.  A decrease of $609,000 relates to the reduction in magazine and brochure sales directly affected by the decline in new ITC sales and active TSOs.  We have established an inventory reserve of $263,000 for the first quarter of 2009; there was no reserve in the first quarter of 2008.   In addition, fulfillment labor and freight decreased $588,000 in the first quarter of 2009 compared to the same period in 2008, directly related to the reduction of sales aids and magazine sales.   Meeting expenses decreased $518,000 in 2009 compared to 2008 due to the introduction of online training, along with a decrease in the number of Red Carpet Day events the company hosted.

•
General and administrative expenses decreased $1.9 million, or 20.0%, to $7.4 million in the first quarter of 2009 from $9.3 million in the first quarter of 2008.  As a percentage of total marketing net revenues, these expenses were 38.9% in 2009 and 25.1% in 2008. The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of  ITC sales and active TSOs.  The decreases year over year relate primarily to:

▪
Marketing event costs for top Sales Directors in our company decreased $832,000 in the first quarter of 2009 compared to the same period in 2008.  This annual performance-based contest for our top sales producers of travel and marketing was discontinued in 2009.

▪	Credit card service fees decreased $485,000 directly related to the reduction in sales.
▪	Printing costs decreased $791,000 directly related to the decrease in the number of new ITC sales and the number of active TSOs.

Travel Segment

Dollars in thousands	Three months ended
	March 31, 2009	March 31, 2008	% change 2009 vs 2008
NET REVENUES
Travel commissions and services	$2,522	$5,329	(52.7)%
Training programs and marketing materials	39	64	(39.1)%
Other	136	301	(54.8)%

Total net revenues	2,697	5,694	(52.6)%

OPERATING EXPENSES
Travel commissions	1,708	3,852	(55.7)%
Depreciation and amortization	111	49	126.5%
Training programs and marketing materials	25	94	(73.4)%
General and administrative	2,189	4,454	(50.9)%

Total operating expenses	4,033	8,449	(52.3)%

LOSS FROM OPERATIONS	(1,336)	(2,755)	(51.5)%

Net Revenues

•
Travel commissions and services for the first quarter of 2009 decreased $2.8 million, or 52.7%, to $2.5 million from the $5.3 million reported in the comparable prior year quarter.  The decrease in travel commissions is attributable to the decrease in the number of active ITCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009.   As the decrease in travel bookings occurred in 2009, a preferred travel bonus, or override, also decreased from certain vendors who gave that override in 2008 in addition to commission.  A portion of the anticipated bonus for the first quarter of 2008 was recorded as travel commission revenue with an offsetting receivable.  Based on current trends we do not anticipate earning this bonus in 2009 and thus have not recorded anything for it as of March 31, 2009.

•
Training programs and marketing materials revenue decreased $25,000, or 39.1%, to $39,000 from $64,000 reported in the first quarter of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain not-for-profits which eliminated the requirement for training.

•
Other income decreased in the first quarter of 2009 compared to the prior year quarter by $165,000, or 54.8%, to $136,000 from $301,000.  The decrease is attributable to a decrease in car commission revenue, declining online flower sales, and the discontinuance of Two Fly Free discounted vacation program.

Operating Expenses

•
Travel commissions and other costs for the first quarter of 2009 decreased by $2.1 million, or 55.7%, to $1.7 from $3.9 million reported in the first quarter of 2008. The decrease in travel commissions is attributable to the decrease in the number of active ITCs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009.

•
Depreciation and amortization was $111,000 in the first quarter of 2009, compared to $49,000 in the corresponding quarter of 2008. The increase of $62,000, or 126.5%, in depreciation and amortization is primarily attributable to the new addition of computer software related to our expansion into Canada, and the addition of infrastructure to support our growth in travel.

•
Training programs and marketing material expense decreased $69,000, or 73.4%, to $25,000 from $94,000 reported in the first quarter of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain not-for-profits which eliminated the requirement for training.

•
General and administrative expenses decreased $2.3 million to $2.2 million, or 50.9%, in the first quarter of 2009 from $4.5 million in the first quarter of 2008.  As a percentage of total travel net revenues, these expenses were 81.2% in 2009 and 78.2% in 2008. The decreases year over year relate primarily to:

▪	A 1.7 million reserve for a loss that was related to unsold cabins on a cruise was recorded in first quarter of 2008 that was not repeated in 2009.
▪	Allocable expenses from parent company decreased by $700,000.

Parent

Dollars in thousands	Three months ended
	March 31, 2009	March 31, 2008	% change 2009 vs 2008
NET REVENUES
Other	$-	$21	(100.0)%

Total net revenues	-	21	(100.0)%

OPERATING EXPENSES
Depreciation and amortization	203	171	18.7%
General and administrative	1,617	851	90.0%

Total operating expenses	1,820	1,022	78.1%

LOSS FROM OPERATIONS	(1,820)	(1,001)	81.8%

Net Revenues

•	Other income for the first quarter of 2008 was $21,000 representing rent collected from tenants for one of the Company’s buildings. No such revenue was collected for the first quarter of 2009.

Operating Expenses

•
Depreciation and amortization was $203,000 in the first quarter of 2009, compared to $171,000 in the corresponding quarter of 2008. The increase in depreciation and amortization of $32,000, or 18.7%, is primarily attributable to the new additions related to our current headquarters building and assets related to the growth of our infrastructure.

•
General and administrative expenses increased $766,000, or 90.0%, to $1.6 million in the first quarter of 2009 from $851,000 in the first quarter of 2008. The increases year over year relate primarily to:

▪
Legal fees increased $295,000 in the first quarter of 2009 compared to the same period in 2008 directly related to defense costs associated with the suit filed by the California Attorney General’s office.

▪
Consulting fees decreased $479,000 in the first quarter of 2009 compared to the same period in 2008 due to the completion of the SAP® software implementation and a number of other IT initiatives which required consulting resources in 2008.

▪
Accounting fees decreased $357,000 in the first quarter of 2009 compared to the same period of 2008. This decrease is primarily related to the costs associated with the Company’s Sarbanes – Oxley compliance efforts for which the Company utilized an external service during the first quarter of 2008.  The majority of the on-going Sarbanes-Oxley compliance work was performed internally during the first quarter of 2009.

▪	Contract labor decreased $352,000 due to the conversion of a number of consultants to full time employees.
▪
Restricted stock option expense increased $744,000 in 2009 as a result of amortization of restricted stock issued in the second quarter of 2008 which had no expense impact in the first quarter of 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $1.8 million in cash and cash equivalents.  We believe that our cash generating capability will be adequate to meet the needs of our future operations.  However, we cannot predict what the effect on our business might be from events that are beyond our control, such as the global credit and liquidity crisis. We will continually assess our cash flow needs. We have also suspended the ongoing construction costs of our new corporate headquarters as our revenue growth has not kept pace with prior trends. We do not have nor have we pursued any credit facilities at the current time from which we may draw for our liquidity needs.  Currently, our headquarters expansion project is on hold given the current economic climate in general and the state of the credit markets.

As shown in the accompanying financial statements, our Company has incurred a loss from operations for the first quarter of 2009 of $1.9 million.  In addition, negative current economic conditions and other factors have led to a fall off in the number of active ITCs in our Company.  The number of active ITC sites has declined during the quarter ended March 31, 2009 by a net of 18,582 sites to 73,801 active TSO ITCs from the 92,383 reported as of December 31, 2008. In addition, we are defending against two cases challenging the legality of our network marketing program.  Litigation claims can be expensive and time consuming to bring and defend against and could result in settlements or damages that could significantly affect financial results.  Consequently, the independent auditor’s report for the year ended December 31, 2008, includes an explanatory paragraph to its audit opinion stating that our loss from operations, deficiency in working capital, and substantial uncertainties raise substantial doubt about our Company’s ability to continue as a going concern.

We have taken several actions and continue to evaluate other areas of opportunity to ensure that our Company will continue as a going concern.  Our Board of Directors has appointed a consultant with 25 years of senior management experience to provide recommendations to the Board of Directors and management on cost structure, compliance and other matters to improve the overall profitability of our Company.  We have instituted a cost reduction program that included a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization.  The reductions in labor and fringe costs were approximately $1.1 million for the full year 2008 results and approximately $800,000 for the three months ended March 31, 2009.  To raise additional capital, the Company implemented the TSO Stock Purchase Plan which became operational in April 2009 (see Note 10 – “Stockholders’ Equity”).  Our Company is also evaluating the sale of certain non-core assets and additional programs to raise new capital for future operations.  We believe these factors will contribute toward achieving profitability.  However, there can be no assurance that our Company will be successful in achieving its objectives.

The accompanying financial statements have been prepared assuming that our Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our Company’s ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plan.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.  On April 6, 2009, we reached a tentative settlement agreement with the State of California in connection with the civil action discussed in Note 14 – “Commitments and Contingencies.”  We also reached a tentative agreement with our insurance carriers regarding their coverage for the defense of the cases, the terms of which are dependent upon a final settlement with the State of California.  In addition, on February 9, 2009, we filed motions to dismiss the class action lawsuit in Illinois.  Subsequent to the end of the first quarter, the motions to dismiss were fully briefed, and the Court has set a hearing for June 1, 2009.  Although we believe that we have meritorious defenses against the legal proceedings discussed above and in Note 14, and we intend to vigorously defend the cases, if we are unsuccessful in our defense against the claims, the result would likely have a material adverse effect on our liquidity, financial condition, results of operations and the value of our common stock. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The following table presents a summary of our cash flows for the first quarters of 2009 and 2008:

	Three months ended March 31,
Dollars in thousands	2009	2008

Net cash provided by (used in):
Operating activities	$(66)	$5,158
Investing activities	724	(4,141)
Financing activities	(25)	(1,472)
Effect of exchange rate changes on cash	(30)	-

Net increase (decrease) in cash	$603	$(455)

Net cash used in operating activities in the first quarter of 2009 was $66,000 compared to cash provided by operating activities of $5.2 million in the first quarter of 2008.

Net cash provided by investing activities was $724,000 during the first quarter of 2009 compared to $4.1 million used in the first quarter of 2008. This $4.9 million decrease in cash consumed was primarily related to a decrease in purchases of property and equipment of $3.9 million as well as an increase of $872,000 in proceeds received from the sale of assets held for sale resulting from the sale of the Company’s business jet for $872,000, net of $28,000 in closing costs.

Net cash used in financing activities was $25,000 and $1.5 million, respectively, for the first quarters ended March 31, 2009 and 2008.  Net cash used in financing activities during the first quarter of 2009 related to the repayment of the short-term debt on the Company’s current headquarters.  Net cash consumed by financing activities in the first quarter of 2008 resulting primarily from funds deposited in connection with the Company’s obtaining a standby letter of credit of $1.9 million collateralizing the obligations of the Company’s Sales Directors under two cruises that they booked of which $357,167 was released during the quarter to the cruise line as a deposit due on such cruises. Also during the first quarter of 2008, a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as the Company’s new corporate headquarters was released but subsequently surrendered by the Company in partial repayment of the principal amount outstanding under such indebtedness.

On March 23, 2009, the Company’s domestic credit card processor increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million, $175,000 of which was funded as of March 31, 2009.  Per the terms of the agreement, the Company anticipates fully funding the new reserve requirement, an increase of approximately $1.4 million, by June 30, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards that require non-controlling interests, previously referred to as minority interests, to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings.  The adoption of SFAS 160 as of January 1, 2009 had no impact on the Company’s financial position or results of operations for any periods presented.

The provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) became effective for the Company on January 1, 2009. SFAS 161 applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. SFAS 161 had no impact on the Company's disclosures and no impact on the Company’s financial position or results of operations.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) had no impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2009.

In April 2008, the FASB finalized FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. In addition, FSP 142-3 requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company adopted FSP 142-3 on January 1, 2009. The adoption had no effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In April 2009 the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”).  FSP 141(R)-1 amends the guidance in SFAS No. 141, “Business Combinations”, as revised December 2007 (“SFAS 141(R)”) to:

•
Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141(R), and carry forward without significant revision the guidance in SFAS No. 141.

•
Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by SFAS 5 and that those disclosures be included in the business combination footnote.

•
Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141(R).

FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP 141(R)-1 to have a material impact on its consolidated financial statements. FSP 141(R)-1 will be effective for any future acquisitions made by the Company.

In addition, in April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company will adopt FSP 107-1 and APB 28-1 during the quarter ending June 30, 2009 by making any required additional financial statement disclosures. The Company does not expect the adoption of FSP 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”) to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and FAS 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company will adopt FSP 115-2 and FAS 124-2 during the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

Finally, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) during April 2009. FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company will adopt FSP 157-4 during the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP 157-4 to have a material impact on its consolidated financial statements.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

Application of Critical Accounting Policies

Our significant accounting policies are discussed in the notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2008 that is filed with the SEC.  In most cases, the accounting policies utilized by us are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect our results of operations and financial position, as well as the related footnote disclosures.  We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of our Company are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, our primary market risks include fluctuations in interest rates and exchange rate variability.  We continually monitor these risks and the manner in which we manage them.  Based on our most recent evaluation, we do not believe our risk position at March 31, 2009 has changed materially from that at December 31, 2008.

Item 4.  Controls and Procedures.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, our management concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2008.  In connection with our assessment of our internal control over financial reporting as of the end of the fiscal year, we identified the following material weakness:

Entity-Level Controls

As of December 31, 2008, management concluded that our Company did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal controls for all aspects of its operations. Specifically, our Company’s tone at the top was not sufficient to assure the directives of our Company’s Board of Directors were followed.  Management did not obtain approval of the Board prior to entering into certain contracts and agreements as required by our Company’s control structure. In addition, controls were not sufficient to prevent management override of controls over approval of disbursements.

The following actions were taken as part of our Company’s remediation plan to correct this material weakness.  During 2008, an internal audit function was established and staffed.  During the first quarter of 2009, this function began reporting directly to the Chairman of the Audit Committee of the Board of Directors.

In addition, during the first quarter of 2009, our Board of Directors implemented restrictions on management's authority to enter into certain transactions.  Specifically, management must discuss with a board liaison (i) any proposed transaction outside of the ordinary course of business; and (ii) any transaction that exceeds $100,000 in aggregate annual expenditures, or $50,000 for related party transactions.

Subsequent to the end of the first quarter, the Board of Directors appointed a consultant with 25 years of senior management experience to provide recommendations to the Board of Directors and management on cost structure, compliance and other matters to improve the overall profitability of the Company.

Evaluation of Disclosure Controls and Procedures

In connection with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In conducting this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because the actions taken to correct the material weakness in our internal control over financial reporting as of December 31, 2008 were recently implemented, further monitoring and testing was necessary to evaluate the effects of such remedial actions.  As such, our Chief Executive Officer and Chief Financial Officer concluded that certain of our disclosure controls and procedures were not effective because of the material weakness discussed above.  Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2008, we believe that the consolidated financial statements contained in this report accurately present our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2009, other than those discussed above, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 4, 2008, a civil action was filed against three subsidiaries of our Company and certain of our executive officers in the Superior Court of California, County of Los Angeles, by the California Attorney General. The complaint alleges that the defendants violated California’s unfair competition, anti-pyramid and advertising laws. The complaint was filed after 18 months of dialogue, initiated by us with the Attorney General to discuss the implementation of a new California travel law and its potential effect on our business model. Throughout these discussions, which broadened over time, we have consistently cooperated with the state’s information requests. On December 19, 2008, the California Attorney General amended its complaint to add YTB International, Inc. as an additional defendant. This addition did not otherwise change the nature of the allegations or claims asserted in the litigation. The California Attorney General seeks a permanent injunction preventing the defendants from making any untrue or misleading statements or committing any acts of unfair competition, penalties of at least $15.0 million, and restitution of at least $10.0 million.  On April 6, 2009, the Company reached a tentative settlement agreement with the State of California. The tentative settlement agreement is awaiting execution by both parties in addition to final court approval.

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against our Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois. The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois. The two cases have now been consolidated and are proceeding together before the same judge. The plaintiffs have filed a consolidated complaint, seeking damages of over $100.0 million. On February 9, 2009, we filed motions to dismiss the consolidated complaint and these motions are now pending before the Court. Subsequent to the end of the first quarter, the motions to dismiss were fully briefed and the Court has set a hearing for June 1, 2009.  We believe we have meritorious defenses and intend to vigorously defend these cases.

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

On January 29, 2009, the California Attorney General sent a letter to our defense counsel, with a copy to Illinois National and three excess insurance carriers, stating that California Insurance Code section 533.5 provides that there shall be no duty for any insurance carrier to defend lawsuits alleging violations of Business and Professional Code Sections 17200 or 17500 in which the Attorney General seeks recovery of a fine, penalty, or restitution. The lawsuit against our Company and its executives is such a lawsuit. After receipt of this letter, counsel for our Company and the individual insureds informed Illinois National's counsel that their position was that the Illinois National policy is governed by Illinois law, and therefore California Insurance Code Section 533.5 does not apply. Counsel for the Company sought Illinois National's assurances that it agreed with this position but did not receive such assurances.

On February 6, 2009, the individual insureds filed a declaratory judgment action in circuit court in Madison County, Illinois, in order to protect their rights under the Illinois National policy. The action seeks a declaration from the court that Illinois National's obligation to advance and reimburse their defense costs in connection with the California Attorney General's lawsuit is not limited by California Insurance Code Section 533.5. The individual insureds have not yet served the complaint in this suit on Illinois National and have pursued discussions with Illinois National about possible resolution of the matter.  On March 30, 2009, the Company reached a tentative agreement with Illinois National regarding the California Insurance Code issue conditioned on a final settlement with the State of California and certain other conditions that have not yet been met.

On April 1, 2009, a Second Amended Complaint was filed in the Circuit Court for the Third Judicial Circuit of Madison County, Illinois against a certain executive officer, other entities, and added as a defendant, YourTravelBiz.com, Inc., now known as YTB Marketing, Inc.  The complaint alleges violation of an oral contract for certain services, but contains no apparent valid claims against YourTravelBiz.com, Inc. or the Company.

In addition to other consideration, the Company received a $500,000 promissory note dated November 24, 2008 as proceeds for the sale of land situated in Madison County, Illinois, which was non-interest bearing so long as there was no event of default thereunder.  Principal and other amounts under the note, collateralized by the related land sold, was due and payable on March 24, 2009.  On April 22, 2009, the Company sent a notice of default under the promissory note and mortgage to the purchaser because the purchaser failed to satisfy all obligations under the note within 120 days.  The notice required the purchaser to cure such non-payment within five business days of receipt of the notice, as required by the mortgage.  On May 6, 2009, the Company filed a complaint for foreclosure in Madison County, Illinois Circuit Court under the terms of the promissory note and mortgage because the purchaser failed to cure the non-payment within the required five business days.

On May 7, 2009, YTB Marketing and YTB Travel Network of Illinois Inc. (“YTB Travel Network”) filed in the Circuit Court of Madison County, Illinois a Complaint for Injunctive Relief and Motion for Temporary Restraining Order against certain former Sales Directors of YTB Marketing, each of whom became affiliated with another network marketing company.  The Complaint for Injunctive Relief requests, among other things, that the Court enjoin defendants from soliciting or recruiting any of the Company’s Reps or TSOs to any other network marketing company, other than Reps whom the defendants personally sponsored.  YTB Marketing and YTB Travel Network are also seeking to recover their costs, expenses and attorneys’ fees.  The Court has set a hearing on the matter for May 14, 2009.

On or about May 8, 2009, YTB Marketing filed in the Circuit Court of Madison County, Illinois a Complaint for Monies Due Under Promissory Notes against certain former Sales Directors of YTB Marketing seeking recovery of all sums due from defendants under certain promissory notes, together with costs and attorneys' fees.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors set forth below and those contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations and cash flows in a material and adverse manner. Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

We face risks related to pandemic diseases, which could materially and adversely affect travel and result in reduced demand for our travel services.

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the past outbreaks of SARS and avian flu had a severe impact on the travel industry, and the current outbreak of H1N1 flu in Mexico and the United States threatens to have a similar impact. A prolonged recurrence of SARS, avian flu, H1N1 flu or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our travel services and adversely affect our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

a)	None.
b)
There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
Dated: May 11, 2009

/s/ John D. Clagg
John D. Clagg
Chief Financial Officer
Dated: May 11, 2009