Form 10-Q
period 2009-06-30
YTB International, Inc.
filed 2009-08-07
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

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

As of August 3, 2009, there were 74,042,293 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 34,065,929 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding. *

* Excludes 3,268,554 restricted shares of Class A Common Stock and 6,537,108 restricted shares of Class B Common Stock that have been granted but are being held in escrow, as they have not yet vested and are therefore not treated as outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Three and six months ended June 30, 2009

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

Dollars in thousands, except share and per share data	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,003	$1,203
Restricted cash	2,907	1,667
Short-term investments	-	251
Accounts receivable (less allowance for doubtful accounts of $0 in 2009 and $7 in 2008)	1,246	2,680
Notes receivable (less allowance for uncollectible notes of $450 in 2009 and $562 in 2008)	1,598	458
Inventory, net	659	1,335
Prepaid marketing commissions and advances (less allowance for uncollectible advances of $241 in 2009 and $162 in 2008)	3,295	8,991
Assets held for sale	-	844
Other prepaid expenses and current assets, net	802	350

Total current assets	11,510	17,779

Property and equipment, net	17,471	18,728
Intangible assets, net	2,285	2,322
Goodwill	2,979	2,979
Other assets	72	1,278

TOTAL ASSETS	$34,317	$43,086

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,216	$2,446
Accrued marketing commissions	1,369	2,148
Accrued travel commissions	1,297	1,810
Other accrued expenses	3,898	3,757
Deferred revenue	7,289	13,505
Short-term debt	1,926	1,973
Other current liabilities	1,294	1,303

Total current liabilities	18,289	26,942

Other long-term liabilities:
Deferred tax liability	755	755
Other income tax liabilities	175	185
Other liabilities	2,025	11

Total other long-term liabilities	2,955	951

TOTAL LIABILITIES	21,244	27,893
Commitments and Contingencies (Notes 2 and 15)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 73,374,723 and 69,379,259 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	73	69
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 34,540,415 and 34,413,682 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively; convertible into Class A shares on a one-for-one basis	35	34
Additional paid-in capital	40,225	38,843
Accumulated other comprehensive loss	(53)	(70)
Retained earnings (deficit)	(27,185)	(23,683)
Treasury stock, at cost, 25,404 shares at June 30, 2009	(22)	-

TOTAL STOCKHOLDERS' EQUITY	13,073	15,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,317	$43,086

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
Dollars in thousands, except share and per share data	June 30, 2009	June 30, 2008
NET REVENUES
Internet business center sales and monthly fees	$13,799	$33,352
Travel commissions and services	3,809	7,849
Training programs and marketing materials	285	2,269
Other	155	230

Total net revenues	18,048	43,700

OPERATING EXPENSES
Marketing commissions	6,646	24,509
Travel commissions	2,211	6,452
Depreciation and amortization	678	676
Training programs and marketing materials	349	2,904
General and administrative	7,110	9,268

Total operating expenses	16,994	43,809

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,054	(109)

OTHER INCOME (EXPENSE)
Interest and dividend income	44	76
Interest expense	(22)	(36)
Foreign currency translation gain (loss)	13	(17)

Total other income (expense)	35	23

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	1,089	(86)

INCOME TAX (CREDIT) PROVISION	(192)	14

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,281	(100)

NET LOSS FROM DISCONTINUED OPERATIONS (Note 12)	(2,871)	(99)

NET LOSS	$(1,590)	$(199)

NET INCOME (LOSS) PER SHARE:

Weighted average shares outstanding - basic for Class A and Class B shares	105,627,059	103,183,276
Weighted average shares outstanding - diluted for Class A and Class B shares	105,627,059	103,183,276

Net income (loss) per share from continuing operations - basic*	$0.01	$(0.00)
Net loss per share from discontinued operations - basic*	$(0.03)	$(0.00)
Net loss per share - basic*	$(0.02)	$(0.00)

Net income (loss) per share from continuing operations - diluted*	$0.01	$(0.00)
Net loss per share from discontinued operations - diluted*	$(0.03)	$(0.00)
Net loss per share - diluted*	$(0.02)	$(0.00)

*  Amounts for Class A and Class B shares are the same under the two-class method.  See Note 3.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended
Dollars in thousands, except share and per share data	June 30, 2009	June 30, 2008
NET REVENUES
Internet business center sales and monthly fees	$32,407	$67,263
Travel commissions and services	5,969	12,501
Training programs and marketing materials	769	5,327
Other	275	564

Total net revenues	39,420	85,655

OPERATING EXPENSES
Marketing commissions	16,013	49,545
Travel commissions	3,625	9,762
Depreciation and amortization	1,336	1,212
Training programs and marketing materials	972	5,067
General and administrative	18,032	23,564

Total operating expenses	39,978	89,150

LOSS FROM CONTINUING OPERATIONS	(558)	(3,495)

OTHER INCOME (EXPENSE)
Interest and dividend income	71	131
Interest expense	(48)	(51)
Foreign currency translation gain (loss)	15	(18)

Total other income (expense)	38	62

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(520)	(3,433)

INCOME TAX (CREDIT) PROVISION	(82)	119

NET LOSS FROM CONTINUING OPERATIONS	(438)	(3,552)

NET LOSS FROM DISCONTINUED OPERATIONS (Note 12)	(3,064)	(165)

NET LOSS	$(3,502)	$(3,717)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic for Class A and Class B shares	104,715,067	103,020,872
Weighted average shares outstanding - diluted for Class A and Class B shares	104,715,067	103,020,872

Net loss per share from continuing operations - basic*	$(0.00)	$(0.03)
Net loss per share from discontinued operations - basic*	$(0.03)	$(0.00)
Net loss per share - basic*	$(0.03)	$(0.04)

Net loss per share from continuing operations - diluted*	$(0.00)	$(0.03)
Net loss per share from discontinued operations - diluted*	$(0.03)	$(0.00)
Net loss per share - diluted*	$(0.03)	$(0.04)

*  Amounts for Class A and Class B shares are the same under the two-class method.  See Note 3.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Dollars in thousands,	Preferred		Common Stock					Accumulated		Treasury		Total
except share data	Stock		Class A		Class B		Additional	Other	Retained	Stock		Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Earnings (Deficit)	Shares	Amount	Equity (Deficit)

Balance at December 31, 2008	-	$-	69,379,259	$69	34,413,682	$34	$38,843	$(70)	$(23,683)	-	$-	$15,193

Exchange Class B shares for Class A shares	-	-	1,189,577	1	(1,189,577)	(1)	-	-	-	-	-	-

Common shares issued for restricted stock grant	-	-	2,514,177	3	1,024,600	1	(4)	-	-	-	-	-

Amortization of restricted stock	-	-	-	-	-	-	1,087	-	-	-	-	1,087

Shares sold under TSO Stock Purchase Plan	-	-	291,710	-	291,710	-	101	-	-	-	-	101

Shares surrendered to treasury in payment of oustanding note receivable	-	-	-	-	-	-	-	-	-	(25,404)	(22)	(22)

Stock option compensation	-	-	-	-	-	-	199	-	-	-	-	199

Net loss	-	-	-	-	-	-	-	-	(3,502)	-	-	(3,502)
Foreign currency translation adjustment								17				17
Total comprehensive loss	-	-	-	-	-	-	-	-		-	-	(3,485)

Rounding difference	-	-	-	-	-	1	(1)	-	-	-	-	-
Balance at June 30, 2009	-	$-	73,374,723	$73	34,540,415	$35	$40,225	$(53)	$(27,185)	(25,404)	$(22)	$13,073

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Dollars in thousands	Six months ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,502)	$(3,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,336	1,212
Write-off of uncollectible notes and advances	22	100
Loss on disposal of property and equipment	40	12
Loss on disposal of discontinued operations, net of tax	2,600	-
Reserve against inventory	407	524
Reserve against earnest money deposit	4	-
Write-off of deposit on acquisition of business	-	311
Provision for uncollectible notes and advances	13	17
Interest income on notes receivable	(16)	(60)
Provision for uncollectible interest on notes receivable	16	60
Shares issued for services	-	510
Amortization of restricted stock	1,087	2,579
Stock option expense	181	81
Compensation expense (credit)	(270)	-
Change in operating assets and liabilities:
Restricted cash-collateral used as reserves for credit card processing	(1,288)	(123)
Restricted cash-Canadian operations	96	(74)
Accounts receivable, net	1,364	(469)
Notes receivable	82	679
Inventory	269	558
Prepaid marketing commissions and advances	5,418	4,946
Other prepaid expenses and current assets	(181)	(704)
Other assets	3	(95)
Accounts payable	(1,244)	1,513
Accrued marketing commissions	(767)	(87)
Accrued travel commissions	(481)	496
Other accrued expenses	(138)	(1,388)
Other current liabilities	(58)	524
Deferred revenue	(5,949)	(2,688)
Other income tax liabilities	5	(23)
Other liabilities	(2)	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(953)	4,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(59)	(5,773)
Proceeds from sale of property and equipment	14	10
Proceeds from asset held for sale	872	-
Cash paid to prepare asset for sale	(28)	-
Acquisition of business	-	(149)
Proceeds from redemption of short-term investments	357	-
Purchases of short-term investments	(106)	27
Cash relinquished in disposal of discontinued operations	(378)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	672	(5,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	-	(11)
Repayment of short-term debt	(47)	(504)
Cash collateral for standby letter of credit	-	(1,910)
Reduction in cash collateral for standby letter of credit	-	1,910
Reduction in restricted cash-collateral for outstanding note	-	500
Proceeds received under TSO stock purchase plan	117	-
Proceeds from exercise of common stock warrants	-	107
NET CASH PROVIDED BY FINANCING ACTIVITIES	70	92

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(200)	(1,099)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,203	1,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,003	$632

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of capitalized interest)	$49	$52
Income taxes paid	145	149

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in accounts payable and accrued expenses	$15	$779
Reclass of notes receivable from other assets to notes receivable	1,200	-
Shares surrendered in repayment of note receivable	22	-
Stock option compensation	18	234
Shares issued for restricted stock grant	4	5
Transfer of Class B common stock shares to Class A common stock shares	1	12
Reclass of notes receivable to other current assets / other assets	-	65
Notes receivable issued for sale of property and equipment	-	60
Unrealized loss on securities	-	50
Reclass of notes receivable reserve to acquisition of business reserve	-	45

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) has three wholly-owned subsidiaries: YTB Marketing, Inc. (formerly YourTravelBiz.com, Inc.) and its subsidiaries (collectively, “YTB Marketing”); YTB Travel Network, Inc. and its subsidiaries (collectively, “YTB Travel”); and YTB Franchise Services, Inc. (“YTB Franchise”).  The Company, together with its subsidiaries, is hereafter collectively referred to as the “Company” unless noted otherwise.  During the second quarter of 2009, as described in Note 12 – “Discontinued Operations”, the Company’s Board of Directors made a strategic decision to sell its subsidiary, REZconnect Technologies, Inc. (“REZconnect”), on June 30, 2009.

The Company provides internet-based travel-related services and is a full-service provider of travel products and services to the leisure and small business traveler. Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions.

YTB Marketing establishes and sells Internet Business Centers (“IBC” or “IBCs”), formerly referred to as Internet Travel Centers, formerly referred to as internet travel websites, and compensates its Independent Marketing Representatives (“Reps”) (independent contractors) who sell IBCs through a direct sales model and are compensated via a multilevel marketing commission structure.  YTB Marketing conducts business through marketing, training and support of its Rep sales force which is responsible for marketing and selling IBCs to Site Owners (“SO” or “SOs”), formerly known as Travel Site Owners (“TSO” or “TSOs”), formerly known as Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel contracts with the customers of IBCs, supports online booking transactions, supplies personal fulfillment services, collects travel commissions and pays travel sales commissions.  YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from IBCs, negotiates deals with preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers.

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

The Company operates under various trade names, including “YourTravelBiz.com™,” “YourTravelBiz™,” “YTB Travel and Cruises™,” “YTBnet.com™,” “Travel Network™,” “YTB Travel Network™,” “Sunrise Travel Service™,” and “YTB.com™”.  The Company provides services to customers located primarily in the continental United States, but also provides services to customers in Canada, Puerto Rico, Bermuda, and the Bahamas and maintains its corporate headquarters in the State of Illinois.

In early 2008, YTB expanded its services into Canada, the Bahamas, and Bermuda. YTB commenced operations in the Bahamas in January 2008 and in Canada and Bermuda in early February 2008. As a result of this international expansion, SOs living in these countries can now refer customers to book travel through IBCs that SOs acquire from the Company, and, similarly, Reps who are located there can market IBCs to others in the continental U.S., Puerto Rico, the Bahamas, Bermuda and Canada.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and disclosures included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.

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

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009, the date of issuance of the Company’s condensed consolidated financial statements. See Note 16 - “Subsequent Events.”

Certain reclassifications have been made to the 2008 financial statements to conform to the current year presentation as of and for the periods ended June 30, 2009.  In the second quarter of 2009, our Board of Directors approved the sale of REZconnect.  As such, REZconnect operations have been presented as discontinued operations for all periods presented. Refer to Note 12 – “Discontinued Operations” for additional information.

As shown in the accompanying financial statements, the Company has incurred losses from continuing operations for the first six months of 2009 and 2008 of $558,000 and $3.5 million, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active SO IBCs in the Company.  The number of active SO IBC sites has declined during the six months ended June 30, 2009 by a net of 31,969 to 60,414 active SO IBCs from the 92,383 reported as of December 31, 2008.  In addition, from August 2008 through May 2009, the Company was defending against a case brought by the California Attorney General challenging the legality of its network marketing program.   The Company settled this case in May 2009.  Also in May 2009, a civil action was filed by the Illinois Attorney General against three subsidiaries of the Company and certain of its executive officers alleging that the Company violated Illinois’ unfair competition and advertising laws.  The Company believes that it has meritorious defenses against this action as well as the legal proceedings discussed in Note 15 – “Commitments and Contingencies”, and intends to vigorously defend the cases.  Litigation claims can be expensive and time consuming to bring and defend against and could result in settlements or damages that could significantly affect financial results.  The Company’s year-to-date losses from continuing operations, working capital deficiency and uncertainties surrounding the Company’s pending litigation may raise substantial doubt about the Company’s ability to continue as a going concern.

As part of the continual efforts to improve the operating efficiency of the Company and in response to these challenges, management and the Board of Directors have taken several actions and continue to evaluate other areas of opportunity to ensure that the Company will continue as a going concern.  In April 2009, the Board of Directors appointed a consultant with 25 years of senior management experience to provide recommendations to the Chief Executive Officer, the Board of Directors and management on cost structure improvements, compliance and other matters to improve the overall profitability of the Company.  Management has instituted a cost reduction program that includes a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization.  The reductions in labor and fringe costs were approximately $1.1 million for the full year 2008 results and approximately $1.2 million and $2.0 million for the three and six months ended June 30, 2009, respectively.  In addition, numerous other discretionary costs have been eliminated, although these amounts are difficult to quantify.  Furthermore, to raise additional capital, the Company implemented the TSO Stock Purchase Plan which became operational in April 2009 and generated $117,000 in proceeds as of June 30, 2009.  See Note 9 – “Share-Based Payments” and Note 10 – “Stockholders’ Equity”.  The Company is also evaluating the sale of certain non-core assets and additional programs to raise new capital for future operations.

In addition, during the second quarter ended June 30, 2009 the Company achieved resolution to some uncertainties that existed as of December 31, 2008, such as the civil action with the State of California, as well as the dispute with its insurance carriers regarding their coverage for the defense of the case with California.  As previously discussed, on May 14, 2009, the Company settled its case with the California Attorney General by entering into a Stipulated Judgment and agreeing to pay $1.0 million to the State of California for fines, restitution and the reimbursement of legal fees of which $500,000 has been paid as of June 30, 2009.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the Company or its executive officers.  With the California case settled, the Company finalized an agreement with its insurance carriers regarding the amount of coverage they would provide for the defense of the California case, as well as the Illinois class action suit.

Management believes these factors will contribute toward reducing the Company’s operating losses and working capital deficiency.  However, there can be no assurance that the Company will be successful in achieving its objectives.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

New Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards that require non-controlling interests, previously referred to as minority interests, to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings.  The adoption of SFAS 160 as of January 1, 2009 had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

The provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) became effective for the Company on January 1, 2009. SFAS 161 applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. SFAS 161 had no impact on the Company's disclosures and no material impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) as amended by FASB Staff Position (“FSP”) FAS No. 141(R)-1 (“FSP 141(R)-1”) issued in April 2009.  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FSP 141(R)-1 addresses certain issues raised upon the issuance of SFAS 141(R), with regard to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  SFAS 141(R), as amended, will be effective for any future acquisitions made by the Company.  The adoption of SFAS 141(R), as amended, had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

In April 2008, the FASB finalized FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. In addition, FSP 142-3 requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company adopted FSP 142-3 on January 1, 2009. The adoption had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

In addition, in April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”) to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted FSP 115-2 and 124-2 during the quarter ended June 30, 2009.  The adoption of FSP 115-2 and 124-2 had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

The FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) during April 2009. FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company adopted FSP 157-4 during the quarter ended June 30, 2009.  The adoption of FSP 157-4 had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

In May 2009, the FASB issued SFAS 165. The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor.  Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company is currently evaluating this new statement.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

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

Basic earnings (loss) per share is computed based on the weighted average number of common shares (both Class A and Class B) outstanding for the period.  Diluted earnings (loss) per share is computed based on the weighted average number of common shares (both Class A and Class B) and potentially dilutive common equivalent shares (both Class A and Class B) outstanding for the period, based on the treasury stock method.  A reconciliation of basic and diluted earnings (loss) is presented in the table below.  For purposes of determining net income (loss) per share attributable to the Company, income (loss) from continuing operations and the loss from discontinued operations, net of tax, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands, except share and per share data	2009	2008	2009	2008

Numerator:
Net income (loss) from continuing operations	$1,281	$(100)	$(438)	$(3,552)
Net loss from discontinued operations	(2,871)	(99)	(3,064)	(165)

Net loss	$(1,590)	$(199)	$(3,502)	$(3,717)

Denominator:
Weighted average common shares and denominator for basic calculation:	105,627,059	103,183,276	104,715,067	103,020,872

Weighted average effects of dilutive equity based compensation awards:
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Restricted stock awards	-	-	-	-

Denominator for diluted calculation	105,627,059	103,183,276	104,715,067	103,020,872

Net income (loss) per share from continuing operations per share - basic*	$0.01	$(0.00)	$(0.00)	$(0.03)
Net loss per share from discontinued operations per share - basic*	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Net loss per share - basic*	$(0.02)	$(0.00)	$(0.03)	$(0.04)

Net income (loss) per share from continuing operations per share - diluted*	$0.01	$(0.00)	$(0.00)	$(0.03)
Net loss per share from discontinued operations per share - diluted*	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Net loss per share - diluted*	$(0.02)	$(0.00)	$(0.03)	$(0.04)

*  For Class A and Class B

An aggregate of 9,549,488 and 7,763,772 shares (of both Class A Common Stock and Class B Common Stock) for the three and six months ended June 30, 2008, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would have had an anti-dilutive effect.  There were no shares excluded for the three and six months ended June 30, 2009 due to the decline in the Company’s average stock price during those periods.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – RESTRICTED CASH

Restricted cash as of June 30, 2009 and December 31, 2008 was $2.9 million and $1.7 million, respectively, primarily representing reserves with the Company’s domestic credit card processors of $2.8 million and $1.6 million, respectively, and $48,000 and $97,000, respectively, of reserves with an additional credit card processor used for the Company’s Canadian operations.

On March 23, 2009, the Company’s domestic credit card processor (the “processor”) increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million.  Subsequently on May 29, 2009, the processor agreed to discontinue withholding additional reserves once a $2.7 million balance was attained.  As of June 30, 2009, the full amount of the $2.7 million reserve requirement was funded.

NOTE 5 – NOTES RECEIVABLE

Included in notes receivable are notes issued to certain Reps that bear interest at rates that approximate current market interest rates and have terms of one year or less.  The terms of many of the Rep notes have been extended beyond the original terms.  The notes are primarily guaranteed by Sales Directors with at least 2,000 people or more in their sales organization, against future earnings of those Sales Directors.  As of June 30, 2009 and December 31, 2008, reserves of $450,000 and $562,000, respectively, have been recorded against the respective note balances of $450,000 and $622,000.

Also included in notes receivable as of June 30, 2009 and December 31, 2008 is a $500,000 non-interest bearing note received as proceeds for the sale of land on November 24, 2008.  Principal under the note, collateralized by the related land sold, was due and payable March 24, 2009, 120 days from the date of the note.  As of June 30, 2009, the note remained outstanding.  On May 6, 2009, the Company initiated foreclosure proceedings under the terms of the promissory note and mortgage.  See Note 15 – “Commitments and Contingencies.”  The Company did not impute interest on the note as it was not material.  A deferred gain of $102,000 recorded by the Company during the fourth quarter of 2008 is included as a reduction to the note receivable as of June 30, 2009 and December 31, 2008.

In addition, included in notes receivable as of June 30, 2009 is a $1.2 million 8% note received as proceeds for the sale of property and equipment on December 16, 2008.  The note was included in other assets at December 31, 2008.  Interest only payments of $8,000 are due monthly beginning January 16, 2009.  The principal of $1.2 million along with the final interest payment of $8,000 is due June 16, 2010.  The note is collateralized by the related property sold.

NOTE 6 – INVENTORY, NET

Inventory, net, consists of the following materials available for sale to Reps:

Dollars in thousands	June 30, 2009	December 31, 2008
Audio / video marketing	$20	$66
Printed marketing materials	292	869
Apparel	347	400

Inventory, net	$659	$1,335

For the three months ended June 30, 2009 and 2008, the Company recorded a reserve of $144,000 and $524,000, respectively, against slow-moving magazines, audio / video and printed marketing materials, net of previously reserved inventory sold of $55,000 and $0, respectively.  For the six months ended June 30, 2009 and 2008, the Company recorded a reserve of $407,000 and $524,000, respectively, net of previously reserved inventory sold of $141,000 and $0, respectively.  Inventory reserves recorded at June 30, 2009 and December 31, 2008 are $3.0 million.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – ASSETS HELD FOR SALE

On January 12, 2009, the Company sold its business jet for proceeds of $872,000.  In addition, the Company incurred costs of $28,000 to prepare the jet for sale.  At December 31, 2008, the estimated realizable value of the jet of $844,000 was included in assets held for sale.  The Company ceased depreciating the jet at the time it was classified as held for sale.  Depreciation for the three and six months ended June 30, 2008 was $46,000 and $62,000, respectively, which is included in total depreciation and amortization expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

Dollars in thousands	June 30, 2009	December 31, 2008
Equipment	$2,927	$3,131
Furniture and fixtures	710	751
Capitalized software	4,193	5,296
Vehicles	64	64
Buildings and improvements	4,232	4,216
Land	3,341	3,341
Construction in progress and deposits	6,643	6,676
Leasehold improvements	115	142
	22,225	23,617
Less: Accumulated depreciation	(4,754)	(4,889)

Property and equipment, net	$17,471	$18,728

Total depreciation and amortization expense on property and equipment was $671,000 and $658,000 for the three months ended June 30, 2009 and 2008, respectively and $1.3 million and $1.2 million, respectively, for the six months ended June 30, 2009 and 2008.

As of June 30, 2009 and December 31, 2008, capitalized software development costs, net of accumulated amortization, totaled $217,000 and $305,000, respectively.  For the three months ended June 30, 2009 and 2008, the Company recorded amortization of capitalized software development costs of $44,000 and $40,000, respectively, and $88,000 and $77,000, for the six months ended June 30, 2009 and 2008, respectively, which is included in total depreciation and amortization expense above.

On February 1, 2008, SAP®, the Company’s new enterprise resource planning software application, was implemented.  The cost of approximately $1.7 million was recorded as an addition to software during the first six months of 2008. Cost, net of accumulated amortization was $961,000 and $1.3 million as of June 30, 2009 and December 31, 2008, respectively.  Depreciation for the three months ended June 30, 2009 and 2008 was $156,000 and $145,000, respectively, and $290,000 and $223,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in total depreciation and amortization expense above.

The Company capitalized interest related to the construction of its new corporate headquarters in Wood River, Illinois of $24,000 and $55,000, respectively, for the three and six months ended June 30, 2008.  During January 2009, construction on the new corporate headquarters was suspended.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – SHARE-BASED PAYMENTS

As of June 30, 2009, the Company had a share-based employee compensation plan, a share-based Sales Director bonus plan and TSO Stock Purchase Plan (the “TSO SPP”).  The share-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”)) and the share-based Sales Director bonus plan (the “2007 Sales Director Bonus Plan”) are more fully described in Note 19, “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.    The TSO SPP was approved by the Company’s Board of Directors on January 26, 2009 and is administered by the Company’s Board of Directors or any committee appointed by the Board.  The TSO SPP authorizes the issuance of 7,500,000 shares of the Company’s Class A Common Stock and 7,500,000 shares of the Company’s Class B Common Stock and expires ten years from the date of approval.  The purpose of the TSO SPP is to attract, retain and motivate SOs of the Company and to assist them in acquiring a stock ownership interest in the Company so as to align their interests with those of the Company’s other stockholders.  Under the terms of the TSO SPP, eligible participants can purchase equity units for the defined purchase price on the last business day of each calendar month (the “Offering Date”).  Each equity unit is comprised of one share of the Company’s Class A Common Stock, one share of the Company’s Class B Common Stock, and one nonqualified stock option to purchase one share of Class A Common Stock and one share of Class B Common Stock.  The purchase price is defined as two times the closing price of the Company’s Class A Common Stock on the trading date previous to the Offering Date.  The term of each option is ten years from the Offering Date and the options vest at the rate of 20% on each of the first five anniversaries of the Offering Date.

2004 Stock Option and Restricted Stock Plan.

Stock Options

On October 15, 2007, the Company’s Board of Directors approved an Employee Stock Option Program (the “Program”) as a means of providing equity incentive awards pursuant to the 2004 Plan to qualifying employees of the Company who achieve a certain duration of service for the Company.  Implementation of the Program was delayed until 2009.  On June 30, 2009, the Company’s Board of Directors granted incentive stock options to purchase 925,000 shares of the Company’s Class A Common Stock to eligible employees of the Company under the Program.  These stock options vest immediately on the date of grant and expire five years from the date of grant.  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for these grants: risk-free interest rate of 1.38%; expected life of 2.5 years; dividend yield of 0% and expected volatility of 126.82%.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant.  The Company recognized $70,000 in compensation expense for the three months ended June 30, 2009 for stock options issued under this grant.

The Company recognized $118,000 and $48,000 in compensation expense for all stock options issued under the 2004 Plan for the three months ended June 30, 2009 and 2008, respectively, and $179,000 and $81,000 for the six months ended June 30, 2009 and 2008, respectively.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of June 30, 2009 and 2008 was $335,000 and $785,000, respectively.

Restricted Stock Awards

On January 26, 2009 (the “Grant Date”), the Company’s Board of Directors approved the issuance of restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “Replacement Awards”).  The Sales Directors were notified of the Replacement Awards on February 13, 2009 (the “Measurement Date”).  The Replacement Awards consisted of 1,235,846 shares of the Company’s Class A Common Stock and 2,015,328 of the Company’s Class B Common Stock of which 50% vested on the Grant Date and 50% will vest on the first anniversary of the Grant Date.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the Measurement Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The Company recognized compensation expense for the amortization of the Replacement Awards of $109,000 and $662,000, respectively, for the three and six months ended June 30, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On May 29, 2009, the Company’s Board of Directors granted the 2009 annual Board of Directors restricted stock award under the Company’s non-employee director compensation policy to four members of the Company’s Board of Directors.  Each award consisted of the calculated number of shares of the Company’s Class A Common Stock valued at $30,000 on the grant date which represented the annual compensation under the policy.  The 800,000 shares granted vest entirely on the first anniversary of the grant date.  The Company recognized $20,000 in compensation expense for the three months ended June 30, 2009 for the amortization of the restricted stock awards issued under this grant.

On June 15, 2009, the Company’s Board of Directors approved and granted the issuance of restricted stock awards to certain Sales Directors for their past commitment to the Company and for their future retention.  The awards consisted of 3,400,000 shares of the Company’s Class A Common Stock of which 50% vested on the grant date and 50% will vest on January 1, 2010.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The Company recognized $249,000 in compensation expense for the three months ended June 30, 2009 for the amortization of the restricted stock awards issued under this grant.

On June 22, 2009, the Company’s Board of Directors granted an at-election restricted stock award under the Company’s non-employee director compensation policy to the three new members of the Company’s Board of Directors.  Each award consisted of the calculated number of shares of the Company’s Class A Common stock valued at $40,000 on the grant date which represented the at-election compensation under the policy.  The 999,999 shares granted vest ratably over a period of four years beginning on the first grant date anniversary.  The Company recognized $3,000 in compensation expense for the three months ended June 30, 2009 for the amortization of the restricted stock awards issued under this grant.

The Company recorded $343,000 and $136,000 as net compensation expense related to the amortization of all restricted stock awards issued under the 2004 Plan for the three months ended June 30, 2009 and 2008, respectively, and $1.1 million and $136,000 for the six months ended June 30, 2009 and 2008, respectively.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  As of June 30, 2009, there was $910,000 of unrecognized compensation expense related to the 5,414,908 shares of unvested restricted stock, which the Company expects to recognize over the next 3.98 years.

2007 Sales Director Bonus Plan

As more fully described in Note 19, “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the fair value for two awards of $467,000, granted as of July 15, 2008 under the 2007 Sales Director Bonus Plan, was recorded as accrued bonuses and included in other current liabilities on the Company’s balance sheet as of June 30, 2008 with a corresponding expense recorded as marketing commissions.  There were no awards granted during the first two quarters of 2009.

The Company recorded a net reduction in accrued bonuses with an offset to additional paid-in capital of $51,000 and $53,000 during the three months ended June 30, 2009 and 2008, respectively, and $18,000 and $234,000 for the six months ended June 30, 2009 and 2008, respectively, associated with the fair value of the exercisable portion of the grants issued under the 2007 Sales Director Bonus Plan which were net of forfeitures of previously exercisable portions of the grants.  In addition, during the first quarter of 2009, accrued bonuses and marketing commissions expense were reduced by $271,000 for actual forfeitures incurred during the quarter.  No forfeitures were incurred during the second quarter of 2009 or the first six months of 2008. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Included in other accrued expenses on the condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008, respectively, are $164,000 and $452,000 of accrued bonuses that relate to options that are exercisable in the future.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

TSO Stock Purchase Plan

The fair value of the Common Stock A and Common Stock B equity unit options purchased under the TSO SPP were estimated on the Offering Date using the Black-Scholes option pricing model with the following weighted average assumptions used for these purchases:

Offering	Equity	A	B	Risk Free	Expected	Dividend	Expected
Date	Units	Options	Options	Interest Rate	Life	Yield	Volatility

4/30/2009	140,050	140,050	140,050	1.91%	4.65	0.00%	107.39%
5/29/2009	151,660	151,660	151,660	2.18%	4.65	0.00%	107.93%
6/30/2009	26,817	26,817	26,817	2.38%	4.65	0.00%	108.92%

The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, projected exercise behavior and projected forfeiture behavior. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant.

The Company recognized $2,000 as a reduction in revenues for equity unit options purchased under the TSO SPP for the three and six months ended June 30, 2009.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future SO turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of June 30, 2009 was $40,000.

The following table provides additional information with respect to the aggregate stock option plan activity for the first six months of 2009 under the Company’s 2004 Plan, 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)

Options outstanding, beginning of year	2,453,227	$0.85	$0.68
Granted	1,562,054	0.13	0.10
Forfeited	(313,357)	0.66	0.91
Expired	-	-	-
Exercised	-	-	-
Options outstanding, end of period	3,701,924	$0.56	$0.41	5.13

Options exercisable, end of period	1,801,667	$0.53	$0.32	4.57

The total number of options outstanding at December 31, 2008 as disclosed in the Annual Report on Form 10-K was 2,819,827, which incorrectly included 366,600 options that expired in December 2008.  The total number of options outstanding at the beginning of the year as shown above has been adjusted to exclude these expired options.

The weighted average grant date fair value of options granted during the six months ended June 30, 2008 was $0.75.  The total intrinsic value of options exercised during the six months ended June 30, 2008 was $101,000.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock options outstanding and exercisable as of June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
$0.11 - $1.00	2,701,924	4.84	$0.28	1,295,000	$0.19
$1.01 - $1.67	1,000,000	5.89	1.32	506,667	1.40

Total	3,701,924	5.13	$0.56	1,801,667	$0.53

One-Time Restricted Stock Award

The Company recorded $1.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2008, as marketing commission expense related to the amortization of the unvested portion of the award shares scheduled to vest on January 2, 2009 which included a forfeiture rate of 4.0%.  On January 2, 2009, all shares scheduled to vest on such date were forfeited, as the performance-related vesting conditions specified in the restricted stock award agreement were not met.

As of June 30, 2009, the Company expects that the performance-related vesting conditions specified in the restricted stock award agreement will not be met for all shares scheduled to vest on January 2, 2010.  As such, no marketing commission expense was recorded for the three and six months ended June 30, 2009 related to the amortization of the unvested portion of the award shares scheduled to vest on January 2, 2010.  As of June 30, 2009, there was approximately $4.6 million of unrecognized compensation expense related to the 4.4 million shares scheduled to vest on January 2, 2010.  As of June 30, 2009, there was approximately $4.6 million of unrecognized compensation expense related to 4.4 million shares scheduled to vest on January 2, 2011 which the Company expects to recognize ratably throughout 2010 to the extent the performance related vesting conditions are expected to be satisfied.

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the One-Time Restricted Stock Award during the six months ended June 30, 2009:

		Weighted
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2009	15,299,058	$1.05
Granted	8,451,173	0.20
Vested	3,513,368	0.28
Forfeited	5,933,819	1.05
Non-vested at June 30, 2009	14,303,044	$0.74

As of June 30, 2009, there was approximately $10.1 million of unrecognized compensation expense related to the 14.3 million shares of unvested restricted stock under the Company’s 2004 Plan and the One-Time Restricted Stock Award which includes $4.6 million of unrecognized compensation expense related to the 4.4 million shares expected to be forfeited on January 2, 2010 due to the failure of meeting performance-related conditions.  The Company expects to recognize the remaining $5.5 million over the next 3.98 years.

Total compensation cost recognized in the condensed consolidated statement of operations for all stock option and restricted stock plans for the three months ended June 30, 2009 and 2008 was $463,000 and $1.9 million, respectively, and $996,000 and $3.1 million for the six months ended June 30, 2009 and 2008, respectively.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – STOCKHOLDERS’ EQUITY

On January 26, 2009, the Company’s Board of Directors approved the TSO SPP.  On February 23, 2009, the Company filed a registration statement on Form S-8 relating to the TSO SPP, however, the plan did not become operational until April 2009.  Pursuant to the terms of the plan, the minimum investment is $1,000 to purchase equity units at a price equal to two times the closing price of the Company’s Class A Common Stock on the trading date previous to the Offering Date.  An equity unit consists of (a) one share of the Company’s Class A Common Stock, (b) one share of the Company’s Class B Common Stock, and (c) one nonqualified stock option.  Each stock option is exercisable to purchase one share of Class A Common Stock and one share of Class B Common Stock.  See Note 9 – “Share Based Payments” for further details.

During the second quarter of 2009, the Company issued 291,710 shares of Class A Common Stock and 291,710 shares of Class B Common Stock, with a combined fair value of $102,000, in conjunction with the sale of 291,710 equity units under the TSO SPP.  The Company recorded the $102,000 in proceeds from the sale of the common stock and a corresponding entry to common stock in the amount of $584 and additional paid-in capital in the amount of $101,000.  Included in the Company’s other current liabilities is $16,000 for the future purchase of equity units per the terms of the plan.

Also during the second quarter of 2009, 25,404 shares of common stock, with a fair value of $22,000, were surrendered by a sales director in repayment of a note receivable previously reserved by the Company. The Company recorded a reduction in notes receivable for $22,000 with a corresponding increase to treasury stock and also recorded a reduction of $22,000 to bad debt expense with a corresponding decrease to the reserve on notes receivable.

NOTE 11 – RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives. During the three months ended June 30, 2009 and 2008, the Company expended $33,000 and $702,000, respectively, for these services and $186,000 and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.  Included in accounts payable on the consolidated balance sheet at June 30, 2009 and December 31, 2008, is $6,000 and $35,000, respectively, for amounts due by the Company for these services.   In addition, at December 31, 2008, the Company had a receivable of $14,000 included in accounts receivable on the consolidated balance sheet for an advance made to the printing company for future services.  There was no receivable as of June 30, 2009.

In July 2006, the Company borrowed $2.5 million from Meridian Bank in connection with its acquisition of the land and building which houses its corporate headquarters in Wood River, Illinois. The chairman and principal shareholder of Meridian Bank, Timothy Kaiser, M.D., and another director and principal shareholder of Meridian Bank, Clay Winfield, were also directors of the Company until April 30, 2009 and June 16, 2009, respectively.  This transaction was approved by the independent members of the Company’s Board of Directors.  On January 8, 2008, the Company’s $500,000 certificate of deposit representing restricted cash collateral for the Company’s outstanding indebtedness related to its corporate headquarters property was surrendered in partial repayment of the principal amount outstanding under such indebtedness.

On July 26, 2008, the Company renewed the note for the principal sum of $2.0 million, the outstanding balance as of that date (the “Note Renewal”). The Note Renewal bears an interest rate of prime, plus 1.00% floating daily.  Interest and principal are due monthly based upon a 20-year amortization for the first year of the note after which the entire principal will be paid or the note will be refinanced. Although the scheduled balloon principal payment is due July 26, 2009, the Note Renewal is payable upon demand per the terms of the agreement; however, no demand has been made to date. See Note 16 – “Subsequent Events.”  The Note Renewal is collateralized by the first mortgage on the corporate headquarters property.  There are no other restrictive covenants included in the Note Renewal.

On October 10, 2008, Meridian Bank, the holder of the Company’s mortgage on its current headquarters, was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking.  Subsequently, the Federal Deposit Insurance Corporation (“FDIC”) was named Receiver.  On February 13, 2009, FirstCity Servicing Corporation as Servicer for FH Partners LLC, Owner, purchased the note on the Company’s current headquarters previously held by Meridian Bank and subsequently held by the FDIC as receiver.  The terms of the Company’s note did not change as a result of the purchase.  The outstanding balance of the note as of June 30, 2009 and December 31, 2008 was $1.9 million and $2.0 million, respectively. Interest paid to FH Partners LLC, an unrelated third party, during the three and six months ended June 30, 2009 was $21,000 and $40,000, respectively.  Interest paid to Meridian Bank during the three and six months ended June 30, 2008 was $24,000 and $55,000, respectively.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the terms of the development contract for its new corporate headquarters in Wood River, Illinois, the Company made aggregate payments of $19,000 and $1.5 million during the three months ended June 30, 2009 and 2008, respectively, and $441,000 and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.  In addition, at December 31, 2008, the Company’s accounts payable included $414,000 of amounts due under the development contract.  The contract for the development of the real property on which such headquarters are located, approved by the independent members of the Company’s Board of Directors, was awarded to Winfield Development.  Winfield Development is controlled by Clay Winfield who was a member of the Company’s Board of Directors until April 30, 2009.

The Company leases approximately 5,000 square feet of office space (which served as part of the Company’s previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”) under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land Company, Inc. (“Meridian Land”), as lessor, and the Company, as lessee, which is to expire on October 31, 2010.  In January 2008, the Company exercised its purchase option under the Building Two Lease to acquire the Building Two Property.  Subsequently, the Company entered into a purchase contract with Meridian Land for $2.5 million.  The Company paid $500,000 of the $2.5 million purchase price as a non-refundable earnest money deposit as of the execution of the purchase contract, and the remaining $2.0 million is due at the closing of the acquisition of the Building Two Property, originally scheduled to close by the end of June 2008, which has been extended to occur on or before December 31, 2009.  Given the current downturn in the credit and real estate markets, the Company extended the contract in order to preserve its interest in purchasing the building or assigning its rights to purchase the building.  There can be no assurances made that the Company will be able to obtain proper financing to close on the acquisition or, even if it does obtain financing, the Company may also elect not to exercise its right to purchase the building, or assign its rights to purchase the property to a third party.  Therefore, the non-refundable earnest money deposit was fully reserved as of December 31, 2008.  During the first and second quarters of 2009, additional net payments of $4,000 were made and classified as deposits to preserve the Company’s future interest in the property.  These amounts were reserved as of June 30, 2009.

The Company’s rental expense under the Building Two Lease was approximately $8,000 per month or $25,000 and $50,000, respectively, for the three and six months ended June 30, 2009 and 2008.  In addition to monthly rental payments, the Company is responsible for reimbursement of insurance premiums and repairs and maintenance during the term of the Building Two Lease.  During the three months ended June 30, 2009 and 2008, insurance and repairs and maintenance expense totaled $9,000 and $2,000, respectively, and $3,000 for the six months ended June 30, 2009 and 2008.  Included in accounts payable at June 30, 2009 and December 31, 2008 are amounts due under the Building Two Lease of $2,000 and $3,000, respectively.  Included in accrued expenses at June 30, 2009 is rent due under the Building Two Lease of $8,000.  Included in other prepaid expenses and current assets, net, at June 30, 2009 are amounts prepaid under the Building Two Lease of $3,000.

The Company had utilized a Learjet 35A business jet owned by Meridian/Silver, LC, a Florida limited liability company (“Meridian/Silver”), which had been owned 50% by Meridian Land and 50% by an unaffiliated third party.  During the first quarter of 2008, the Company made payments for the use of the business jet to Meridian/Silver in the amount of $35,000.  On February 29, 2008, the Company acquired all of the outstanding membership interests of Meridian/Silver for the purchase price of $1.3 million. The only significant asset held by Meridian/Silver was the business jet, which was held free and clear of any and all liens and encumbrances. Meridian/Silver is not subject to any material liabilities or contractual obligations. The Company utilized the business jet for the transport of employees, officers, directors, business guests and property for business-related purposes.  On September 24, 2008, Meridian/Silver and YTB Air, Inc., a Delaware corporation (“YTB Air”), agreed to merge entities resulting in YTB Air being the surviving entity.

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

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises serve as additional office space for the Company.  The Magnolia Lease has an initial term of 18 months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009.  Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extends until August 15, 2009. Rent under the Magnolia Lease has been set at $8,000 per month. In addition to monthly rental payments, the Company is responsible for reimbursement of tenant build-out costs, utilities and maintenance, insurance and all real estate taxes assessed on the property on which the Magnolia Leased Premises is located during the term of the Magnolia Lease.  In addition, the Company is responsible for all costs of maintaining any common areas (“CAM”) used by the Company in conjunction with the Magnolia Leased Premises.  The following is a summary of the costs incurred for the Magnolia Leased Premises for the three and six months ended June 30, 2009 and 2008:

Dollars in thousands	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Rental expense	$25,000	$25,000	$50,000	$42,000
Tenant build-out costs	-	-	-	19,000
Insurance / repairs / CAM	2,000	1,000	3,000	1,000
Real estate taxes	2,000	-	4,000	-

Included in accounts payable at December 31, 2008 are amounts due under the Magnolia Lease of $1,000.

The consent of Meridian Land is required for assignments or subletting of the Magnolia Leased Premises by the Company under the Magnolia Lease, such consent not to be unreasonably withheld or delayed. Any assignment or subletting by the Company will not release the Company from any of its duties or obligations under the Magnolia Lease.

Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, who were members of the Company’s Board of Directors until June 15, 2009 and April 30, 2009, respectively. Each of the transactions entered into by the Company with Meridian Land (including the Building Two Lease, the acquisition of the Building Two Property, the acquisition of the membership interests of Meridian/Silver and the Magnolia Lease) was considered and approved by the independent members of the Company’s Board of Directors.

During the three and six months ended June 30, 2008, REZconnect paid $3,000 and $8,000, respectively, in legal fees for work performed by Harold Kestenbaum, a member of the Company’s Board of Directors.  The fees were approved by the independent members of the Company’s Board of Directors.

During the first quarter of 2009, the Company expended $16,000 in fees to Israeloff, Trattner & Co. for work performed by Andrew Wilder, a member of the Company’s Board of Directors.  The fees covered services performed by Andrew Wilder for expanded duties in his role as Audit Committee Chairman and a member of the Compensation Committee of the Company’s Board of Directors.  The fees were approved by the independent members of the Company’s Board of Directors.  As of December 31, 2008, accrued fees of $11,000 were included in accrued expenses on the consolidated balance sheets.

During the first quarter of 2008, the Company paid $60,000 for commissions earned on a vacant Rep position to Major League Travel, a limited partnership which Lou Brock, a member of the Company’s Board of Directors, is a general partner.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – DISCONTINUED OPERATIONS

During the second quarter of 2009, the Company’s Board of Directors made a strategic decision to sell its wholly-owned subsidiary, REZconnect on June 30, 2009.  REZconnect was formerly included in the Company’s Travel segment.  The Board determined that the REZconnect business model, serving primarily brick and mortar travel agencies, was not compatible with our current and future plans.  As such, effective June 30, 2009, the Company entered into an Employment Severance Agreement by and between REZconnect and Michael and Derek Brent (the “Brents”), Chief Executive Officer and President of REZconnect, respectively.  In connection with their separation from the Company, the Brents’ employment agreements were terminated, as more fully discussed in Note 15 – “Commitments and Contingencies”.

As consideration for termination of their employment agreements, the Company sold all of its REZconnect stock to the Brents, thereby transferring ownership of REZconnect.  Effective as of June 30, 2009, the Company entered into the Agreement of Purchase and Sale (the “REZconnect Sales Contract”) with the Brents and REZconnect pursuant to which the Company sold the common stock of REZconnect to the Brents for $1.  As a result, REZconnect is no longer a wholly-owned subsidiary of the Company.

As set forth in the REZconnect Sales Contract, the Brents received all assets and assumed all liabilities of REZconnect as a result of the transfer of ownership.  The Brents agreed to transfer back to the Company a certificate of deposit in the amount of $275,000 owned by REZconnect.

Additionally, under the terms of the Employment Severance Agreement, the Brents agreed to indemnify the Company from any and all claims, losses and liabilities arising out of or in any way relating to the operations and business of REZconnect.

The contract termination costs associated with the separation of Michael and Derek Brent totaled approximately $1.3 million and $1.3 million, respectively, or approximately $2.6 million in the aggregate.  These amounts will be paid over the next 5.5 years in common stock of the Company and cash payments of approximately $622,000 in the aggregate due to each of Michael and Derek Brent pursuant to the terms of the Employment Severance Agreement.  The Company recorded the $2.6 million in contract termination costs in the second quarter of 2009 as a component of the loss on disposal of REZconnect of $2.6 million.

Sales and operating results for the REZconnect operations included in discontinued operations are presented in the following table:

Dollars in thousands	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Discontinued operations:

Net revenues	$452	$1,074	$869	$1,847

Loss from operations before income tax provision	$(271)	$(99)	$(463)	$(164)
Income tax provision	-	-	(1)	(1)
Loss on disposal, net of tax	(2,600)	-	(2,600)	-

Net loss from discontinued operations	$(2,871)	$(99)	$(3,064)	$(165)

The loss on disposition of the REZconnect subsidiary consists of the following exit costs:

Dollars in thousands	Total exit costs	Common stock payments	Cash payments	Liability balance at June 30, 2009

Contract termination costs	$2,634	$-	$-	$2,634

Total exit costs	$2,634	$-	$-	$2,634

In the Company’s condensed consolidated balance sheet as of June 30, 2009, the current portion of the $2.6 million liability balance is $608,000 and is included in other accrued expenses and the long-term portion is $2.0 million and is included in other liabilities.

Included in the condensed consolidated balance sheet as of December 31, 2008 are the following balances of the REZconnect subsidiary:

Dollars in thousands

Current assets	$456
Long-term assets	6
Current liabilities	42
Long-term liabilities	26

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 – SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of IBCs including the development of a sales network (“Marketing”) and sales of travel through IBCs (“Travel”).  The Company’s business segments operate primarily in the United States, but also have operations in Canada, Bermuda and the Bahamas and are structured for potential additional international growth.

Summarized financial information concerning the Company's reportable segments is shown in the following tables.  The “Parent” column includes corporate items not specifically allocated to the segments.  As previously discussed, we have sold our REZconnect subsidiary, formerly included in our Travel segment, and as such, the results of these operations are presented as discontinued operations and are not included in the segment data presented.

Dollars in thousands

Three months ended June 30, 2009	Marketing	Travel	Parent	Total

External and inter-segment revenue	$14,095	$3,953	$-	$18,048
Income (loss) from continuing operations	1,929	(359)	(516)	1,054
Assets	10,363	1,845	22,109	34,317
Depreciation and amortization	353	99	226	678
Capital expenditures	3	0	28	31

Three months ended June 30, 2008	Marketing	Travel	Parent	Total

External and inter-segment revenue	$35,711	$8,010	$(21)	$43,700
Income (loss) from continuing operations	158	589	(856)	(109)
Assets (1)	34,019	4,159	22,838	61,016
Depreciation and amortization	344	60	272	676
Capital expenditures	465	120	1,859	2,444

Six months ended June 30, 2009	Marketing	Travel	Parent	Total

External and inter-segment revenue	$33,187	$6,233	$-	$39,420
Income (loss) from continuing operations	3,279	(1,501)	(2,336)	(558)
Assets	10,363	1,845	22,109	34,317
Depreciation and amortization	697	210	429	1,336
Capital expenditures	35	0	39	74

Six months ended June 30, 2008	Marketing	Travel	Parent	Total

External and inter-segment revenue	$72,724	$12,931	$-	$85,655
Income (loss) from continuing operations	451	(2,089)	(1,857)	(3,495)
Assets (1)	34,019	4,159	22,838	61,016
Depreciation and amortization	660	109	443	1,212
Capital expenditures	1,022	458	5,072	6,552

(1)  Travel segment includes $1.4 million in assets of discontinued REZconnect subsidiary.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

GEOGRAPHICAL FINANCIAL INFORMATION:

Dollars in thousands	Three months ended June 30,		Six months ended June 30,
NET REVENUES:	2009	2008	2009	2008

United States	$17,106	$42,431	$37,999	$83,098
Canada	942	1,269	1,421	2,557
	$18,048	$43,700	$39,420	$85,655

Dollars in thousands
LONG-LIVED ASSETS:
	June 30, 2009	December 31, 2008
United States	$22,482	$23,762	(1)
Canada	253	267
	$22,735	$24,029

(1)  Includes $6,000 in assets of discontinued REZconnect subsidiary.

NOTE 14 – INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2009 and December 31, 2008, the Company had approximately $1.4 million of unrecognized tax benefits.  Of the unrecognized tax benefits at June 30, 2009, $175,000, if recognized, would impact the Company’s effective income tax rate.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  As of June 30, 2009 and December 31, 2008, the Company had approximately $16,000 of accrued interest related to uncertain positions included as a component of other non-current income tax liabilities.

The sale of REZconnect resulted in a net decrease in unrecognized tax benefits at June 30, 2009 of $15,000.  The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the filing date of this Quarterly Report on Form 10-Q.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada and is subject to examination by the various taxing authorities.

The Company provided for foreign income tax expense in its annual financial statements as of and for the year ended December 31, 2008.  The actual expense varied from those estimates and the current period tax provision was adjusted to reflect the difference.

The Company’s tax provision for the three and six months ended June 30, 2009 consists of state and foreign income taxes.  The Company has a federal tax loss for the six months ended June 30, 2009, which received no tax benefit, as the Company’s deferred tax assets have a full valuation allowance recorded against them.

Federal income tax receivable of $6,000 and $13,000 is included in other prepaid expenses and current assets, net at June 30, 2009 and December 31, 2008, respectively.  Foreign income tax payable of $56,000 and $242,000 and state income tax payable of $30,000 and $73,000 is included in other current liabilities at June 30, 2009 and December 31, 2008, respectively.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On August 4, 2008, a civil action was filed against three subsidiaries of the Company and certain of its executive officers in the Superior Court of California, County of Los Angeles, by the California Attorney General. The complaint alleged that the defendants violated California’s unfair competition, anti-pyramid and advertising laws. The complaint was filed after 18 months of dialogue, initiated by the Company with the Attorney General to discuss the implementation of a new California travel law and its potential effect on the Company’s business model. Throughout these discussions, which broadened over time, the Company consistently cooperated with the state’s information requests. On December 19, 2008, the California Attorney General amended its complaint to add YTB International, Inc. as an additional defendant. This addition did not otherwise change the nature of the allegations or claims asserted in the litigation. The California Attorney General sought a permanent injunction preventing the defendants from making any untrue or misleading statements or committing any acts of unfair competition, penalties of at least $15.0 million, and restitution of at least $10.0 million.  On April 6, 2009, the Company reached a tentative settlement agreement with the State of California.

On May 14, 2009, YTB International, Inc., YourTravelBiz.com, Inc., YTB Travel Network, Inc., and YTB Travel Network of Illinois, Inc. (collectively, the “YTB Parties”) and J. Lloyd Tomer, J. Scott Tomer, J. Kim Sorensen and Andrew Cauthen (collectively, “Certain Executive Officers”) stipulated a Proposed Final Judgment and Permanent Injunction (“Stipulated Judgment”) with the California Attorney General related to the civil action filed against the YTB Parties and Certain Executive Officers in August 2008 alleging the following: the defendants operated a pyramid scheme in violation of California law, utilized misleading marketing and other materials, offered travel credentials and discounts to participants not meeting certain requirements and operated a franchise without complying with applicable franchise laws.  In addition, on May 14, 2009, the Los Angeles Superior Court entered the Stipulated Judgment that reflected the agreement the YTB Parties and Certain Executive Officers reached with the California Attorney General.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the YTB Parties or the Certain Executive Officers and does not represent any findings by the court as to any matter of law or fact.  By entering into the Stipulated Judgment, each defendant waived the right to appeal, challenge or vacate the Stipulated Judgment.

The Stipulated Judgment applies to all defendants, subsidiaries, affiliates, employees, agents and others who act in concert with the YTB Parties in connection with the operation of the YTB Parties in California only.

The Stipulated Judgment defines Website Owners as those who own a website from the YTB Parties through which they sell travel or other goods.  Website Owners include those persons who are or become a franchise under the YTB Parties’ proposed franchise business model.  Website Sellers are those who sell the Website Owner opportunity or recruit others to sell the Website Owner opportunity and will include those who are or become franchise brokers under the YTB Parties’ proposed franchise business model.

The Stipulated Judgment provides, in pertinent part, for the following:

•
The YTB Parties must provide consumers with certain information in a clear and conspicuous manner about the number and compensation of Website Owners and Website Sellers, including the typical income earned by Website Owners and Website Sellers, the typical cost of operations, the number of Website Owners who are deactivated, and the number of Website Owners and Website Sellers who have not earned compensation.  The YTB Parties must clearly explain their compensation calculations and any requirements a consumer must meet before he or she can participate in the YTB Parties.  It also requires the YTB Parties to establish a free demonstration website that must be used when recruiting others.

•	The YTB Parties are prohibited from issuing travel credentials in California and advertising or representing that travel discounts, other perks or tax write-offs are available by purchasing a website.
•
The YTB Parties must modify the practices and separate the functions of Website Owner and Website Seller, including the training, marketing and promotional information pertaining to each of them.  The YTB Parties must also revise their Website Owner and Website Seller compensation programs and may not compensate them unless certain conditions have been met.  The YTB Parties are prohibited from offering incentives to Website Owners to become Website Sellers, and vice versa.

•
The YTB Parties have agreed to periodically provide the California Attorney General's Office status reports and certain information regarding the YTB Parties’ Website Owners and Website Sellers and give access to all YTB Parties marketing materials, events, meetings, gatherings and presentations to ensure the YTB Parties are complying with the Stipulated Judgment and California law.   In addition, the YTB Parties have agreed to register as a franchise with the California Department of Corporations on or before June 15, 2009.  The registration application documents were submitted to the California Department of Corporations on June 10, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Finally, the Company agreed to pay a fine in the amount of $400,000, attorneys’ fees and costs in the amount of $475,000 to the California Attorney General and restitution to California residents in an amount not to exceed $125,000.  These payments are not dischargeable in bankruptcy.  During the first half of 2009, the Company recorded a $1,000,000 accrual related to these payments, of which $500,000 had been paid as of June 30, 2009, resulting in a balance of $500,000.  The remaining balance will be paid in two installments of $250,000, due at the end of the next two quarters of 2009.

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against the Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois. The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois. The two cases have now been consolidated and are proceeding together before the same judge. The plaintiffs have filed a consolidated complaint, seeking damages of over $100.0 million. On February 9, 2009, the Company filed motions to dismiss the consolidated complaint.

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action Complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  Management believes the Company has meritorious defenses and intends to vigorously defend these cases.  See Note 16 – “Subsequent Events.”

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

On February 6, 2009, the individual insureds filed a declaratory judgment action in circuit court in Madison County, Illinois, in order to protect their rights under the Illinois National policy. The action seeks a declaration from the court that Illinois National's obligation to advance and reimburse their defense costs in connection with the California Attorney General's lawsuit is not limited by California Insurance Code Section 533.5. The individual insureds have not yet served the complaint in this suit on Illinois National and have pursued discussions with Illinois National about possible resolution of the matter.  On March 30, 2009, the Company reached a tentative agreement with Illinois National regarding the California Insurance Code issue conditional on a final settlement with the State of California and certain other conditions that have not yet been met.  Until Illinois National receives written notice from the State of California, the individual insureds cannot withdraw their case.  However, through June 30, 2009, all reimbursements due from the insurance carriers have been made.

On April 1, 2009, a Second Amended Complaint was filed in the Circuit Court for the Third Judicial Circuit of Madison County, Illinois against a certain executive officer, other entities, and added as a defendant, YourTravelBiz.com, Inc., now known as YTB Marketing, Inc.  The complaint alleges violation of an oral contract for certain services, but contains no apparent valid claims against YourTravelBiz.com, Inc. or the Company.  The Company filed an initial motion to dismiss which was granted in part.  The discovery process in this case is ongoing.  The Company anticipates filing a motion for summary judgment once the discovery process is completed.

In addition to other consideration, the Company received a $500,000 promissory note dated November 24, 2008 as proceeds for the sale of land situated in Madison County, Illinois, which was non-interest bearing so long as there was no event of default thereunder.  Principal and other amounts under the note, collateralized by the related land sold, was due and payable on March 24, 2009.  On April 22, 2009, the Company sent a notice of default under the promissory note and mortgage to the purchaser because the purchaser failed to satisfy all obligations under the note within 120 days.  The notice required the purchaser to cure such non-payment within five business days of receipt of the notice, as required by the mortgage.  On May 6, 2009, the Company filed a complaint for foreclosure in Madison County, Illinois Circuit Court under the terms of the promissory note and mortgage because the purchaser failed to cure the non-payment within the required five business days.  On June 2, 2009, a notice of foreclosure was recorded against the land.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On May 7, 2009, YTB Marketing and YTB Travel Network of Illinois Inc. (“YTB Travel Network”) filed in the Circuit Court of Madison County, Illinois a Complaint for Injunctive Relief and Motion for Temporary Restraining Order against certain former Sales Directors of YTB Marketing, each of whom became affiliated with another network marketing company and violated their respective contract terms.  The Complaint for Injunctive Relief requests, among other things, that the Court enjoin defendants from soliciting or recruiting any of the Company’s Reps or SOs to any other network marketing company, other than Reps whom the defendants personally sponsored.  YTB Marketing and YTB Travel Network are also seeking to recover their costs, expenses and attorneys’ fees.  The Court set a hearing on the matter for May 14, 2009.  As a result of the hearing, the temporary injunction is in place.

On or about May 8, 2009, YTB Marketing filed in the Circuit Court of Madison County, Illinois a Complaint for Monies Due Under Promissory Notes against certain former Sales Directors of YTB Marketing seeking recovery of all sums due from defendants under certain promissory notes, together with costs and attorneys' fees. The former Sales Directors filed a counter claim against YTB Marketing claiming unspecified damages.  The Company believes their claim has no merit and intends to vigorously defend its position.

Also on May 14, 2009, a civil action was filed against three subsidiaries the Company and certain executive officers of the Company in the Superior Court of Illinois, Champaign County, by the Illinois Attorney General. The complaint alleges that the defendants violated Illinois’ unfair competition and advertising laws. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the case.  The office of the Illinois Attorney General has agreed to extend the date by which the Company must respond to their complaint to August 26, 2009.

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

Termination of Employment Agreements

Effective June 30, 2009, the Company entered into an Employment Severance Agreement by and between REZconnect, formerly a wholly-owned subsidiary of the Company, and the Brents.  In connection with their separation from the Company, the Brents’ employment agreements were terminated.  Under the original terms of their employment agreements, Michael Brent’s agreement was to terminate on December 31, 2012, and Derek Brent’s agreement was to terminate on December 31, 2009, with an automatic 5-year extension to December 31, 2014 if Derek Brent failed to give notice of non-renewal within 90 days of its original termination date.  The Company has determined the liability associated with the termination of these contracts to be $2.6 million and has recorded the cost in the second quarter of 2009 as a component of the loss on disposal of its former REZconnect subsidiary.  See Note 12 – “Discontinued Operations”.

Per the Employment Severance Agreement, the Brents are subject to confidentiality and two-year non-solicitation obligations.  Any dispute arising under the Employment Severance Agreement is subject to binding arbitration.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Employment Severance Agreement provides for the following:  (i) termination of the Brents’ prior non-compete obligations; (ii) payments to Michael Brent of $60,000 annually until July 14, 2011; (iii) issuance of the Company’s common stock to Michael Brent, the number of shares to be determined based on the difference between what Michael Brent would have received under his former employment agreement and cash received pursuant to the Employment Severance Agreement from the period beginning July 1, 2009 and ending December 31, 2012; (iv) continuance of Michael Brent’s ownership rights and participation in the Company’s commission and bonus structure as an independent sales representative; (v) payments to Derek Brent of $254,400 annually, payments to be made in cash until June 30, 2011 and thereafter in the Company’s common stock until December 31, 2014; (vi) a lift on the contractual restrictions on the number of shares of the Company’s common stock that may be sold by the Brents; and (vii) indemnification of the Brents by the Company of any claims, losses and liabilities arising out of or in any way relating to the operations and business of the Company.

Pursuant to Michael Brent’s former employment agreement, he served as Chief Executive Officer of REZconnect for a base salary of $325,000, which increased by $25,000 annually after December 31, 2008.  Michael Brent was also entitled to an annual cash bonus equal to a percentage of the Company’s net pre-tax income equal to (i) 2% if the net pre-tax income was at least $500,000 but less than $1,500,000; (ii) 2.25% if the net pre-tax income was at least $1,500,000 but less than $3,000,000; and (iii) 2.5% if the net pre-tax income was at least $3,000,000.  If Michael Brent was terminated without cause, he was entitled to severance payments equal to his then-current base salary through the term of the employment agreement.  In addition to base salary and bonus, Michael Brent was eligible for the Company’s insurance, health and medical benefits and participation in the Company’s profit-sharing, incentive bonus and pension plans.  Michael Brent was subject to confidentiality, non-competition and non-solicitation obligations.

Pursuant to Derek Brent’s employment agreement, he served as President of REZconnect for a base salary of $180,000, which increased by $30,000 annually in each of 2007 and 2008, and increased by 6% of the 2008 base salary in 2009.  Derek Brent was also entitled to an annual cash bonus on the same terms as Michael Brent, as described above, and was eligible for the Company’s insurance, health and medical benefits as well as participation in the Company’s profit-sharing, incentive bonus and pension plans.  Derek Brent was subject to confidentiality, non-competition and non-solicitation obligations.

NOTE 16 – SUBSEQUENT EVENTS

On July 15, 2009, the plaintiffs for the Illinois class action suits filed an amended complaint that, though frequently substantively similar to the dismissed consolidated complaint, purported to conform with the Court’s ruling while also adding claims against the Company for alleged violations of Missouri Merchandising Practices Act, the Utah Consumer Sales Practices Act, and the Georgia Sale of Business Opportunities Act.  On July 20, 2009, the Court, acting on its own motion struck the plaintiff’s amended complaint in its entirety based on the Court’s belief that the amended complaint likely does not pass muster under the applicable federal pleading standards.  As of July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  To date, the Court has not ruled on these motions.

On July 26, 2009, the $1.9 million balloon payment on the Company’s note on its corporate headquarters came due.  Per the terms of the agreement, the note is payable upon demand; however, no demand has been made to date.  Currently, the Company is in negotiations with the lender to extend the term of the note.  The Company will continue to make payments under the original terms of the note.

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

We are a leading provider of internet-based travel-related services and operate through our three wholly-owned subsidiaries and their respective subsidiaries: YTB Marketing, Inc. (formerly YourTravelBiz.com, Inc., “YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”), and YTB Franchise Services, Inc.  (“YTB Franchise”).

YTB Marketing establishes and sells Internet Business Centers (“IBC” or “IBCs”), formerly referred to as Internet Travel Centers, formerly referred to as internet travel websites, and compensates its Independent Marketing Representatives (“Reps”) (independent contractors) who sell IBCs through a direct sales model and are compensated via a multilevel marketing commission structure.  YTB Marketing conducts business through marketing, training and support of its Rep sales force which is responsible for marketing and selling IBCs to Site Owners (“SO”or “SOs”), formerly known as Travel Site Owners (“TSO” or “TSOs”) formerly known as Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel contracts with the customers of IBCs, supports online booking transactions, supplies personal fulfillment services, collects travel commissions and pays travel sales commissions.  YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from IBCs, negotiates deals with preferred vendors, and receives incentives based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers.

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

During the second quarter of 2009, the Company’s Board of Directors made a strategic decision to sell its subsidiary, REZconnect Technologies, Inc. (“REZconnect”) on June 30, 2009. The Board determined that the REZconnect business model, serving primarily brick and mortar travel agencies, was not compatible with our current and future plans.  During the first half of 2009, REZconnect operations reported net revenues of $869,000 and a loss from operations of $463,000.  The Company recorded a loss on disposal of $2.3 million in the second quarter of 2009 which included pre-tax exit costs of $2.3 million.

The emerging market shift to the internet for travel services presents the opportunity for advancement of products and services by referral relationships. Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each SO develops personal relationships with his or her customers, who book travel through the SO’s IBC, thereby creating a significant advantage for our sales force over the major online travel companies. Typically, the cost to book a trip through a SO is nearly identical to booking a trip through a major online travel company although our costs are not necessarily the same or less expensive than other travel websites.  The IBCs provide access to more than 39 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and others.

We believe marketing of YTB Marketing’s IBCs is not significantly affected by the seasonality of the travel business.

We anticipate that future travel revenue will decline as the average number of active IBCs declines and also due to the current health of the general economy.  We believe that this decline will be partially offset by an increase in the average travel bookings per IBC, as we expect our existing SOs will become more productive because of increased training initiatives.   SO sites are available for use 24 hours, 7 days a week.  It should be noted that while only the commissions arising from our SOs’ booking of travel services are reflected as a component of our revenues in our financial statements, we also track the aggregate retail value of all travel services that are booked by our SOs (which directly impacts our commission revenues).  On June 25, 2009, we issued a press release announcing once again that we were named one of the country’s leading travel agencies in Travel Weekly’s 2009 Power List.  In the 2009 Travel Weekly Power List, we were ranked 25th among all travel agencies, advancing from our ranking of 26th in the previous year with a $9 million increase in travel sales, based on retail travel sales of $424 million.  These sales figures are not included in the financial results of the Company, as the Company is not the merchant of record for these transactions.  The Company receives a commission from the travel vendors for these retail sales.

Our revenues are comprised primarily of IBC sales and monthly IBC web hosting fees, commissions paid by travel providers and direct sales of travel. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.” Commission revenues and gross retail sales net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis, based on prior years experience adjusted for current year volumes.  Management believes these estimates to be reasonable.  Revenue from IBC sales is deferred and recognized ratably as revenue over a twelve-month period.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages and a nominal service fee for airline tickets. Each SO pays a monthly web hosting fee of $49.95 to us, and earns transactional compensation from travel purchased from his or her IBC.  During the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

We anticipate a continuing decline in revenues in the coming months due to the general economic conditions.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention of our sales force.  In addition, in late April 2009, the World Health Organization acknowledged an outbreak of H1N1 flu, with reported cases in Mexico and eight other countries. In response, travel advisories were issued by several countries against non-essential travel, primarily to Mexico. We are unable to predict the scope or duration of the H1N1 outbreak or its impact on the travel industry generally, or our business in particular. However, concerns relating to the health-risk posed by the H1N1 flu could result in a decrease and/or delay in demand for our travel services. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance.

About Our Industry

We believe that the shift to the internet for booking travel and our unique programs for our SOs place us in a valuable and unique position to provide an income stream for our SOs and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry.

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

The travel industry in general, including offline agencies, online agencies and suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, global economic and financial market conditions worsened in the second half of 2008 and continue to decline through the first half of 2009, creating uncertainty for travelers and suppliers. This macroeconomic downturn pressures discretionary spending on travel and advertising. We cannot predict the magnitude or duration of the downturn, but we do not anticipate any significant improvement in the short-term.

Results of Operations

The following tables set forth, for the three and six months ended June 30, 2009 and 2008, as indicated, the percentage relationship of certain items from the Company’s consolidated statement of operations to total net revenues.  A summary of consolidated results follows.

Dollars in thousands	Three months ended		Three months ended		Variance
	June 30, 2009	% of Net Revenues	June 30, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)

NET REVENUES
Internet business center sales and monthly fees	$13,799	76.4%	$33,352	76.3%	$(19,553)	-58.6%
Travel commissions and services	3,809	21.1%	7,849	18.0%	(4,040)	-51.5%
Training programs and marketing materials	285	1.6%	2,269	5.2%	(1,984)	-87.4%
Other	155	0.9%	230	0.5%	(75)	-32.6%

Total net revenues	18,048	100.0%	43,700	100.0%	(25,652)	-58.7%

OPERATING EXPENSES
Marketing commissions	6,646	36.8%	24,509	56.1%	(17,863)	-72.9%
Travel commissions	2,211	12.3%	6,452	14.8%	(4,241)	-65.7%
Depreciation and amortization	678	3.8%	676	1.5%	2	0.3%
Training programs and marketing materials	349	1.9%	2,904	6.6%	(2,555)	-88.0%
General and administrative	7,110	39.4%	9,268	21.2%	(2,158)	-23.3%

Total operating expenses	16,994	94.2%	43,809	100.2%	(26,815)	-61.2%

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,054	5.8%	(109)	(0.2)%	1,163	n/m *

OTHER INCOME (EXPENSE)
Interest and dividend income	44	0.2%	76	0.1%	(32)	-42.1%
Interest expense	(22)	(0.1)%	(36)	(0.1)%	14	(38.9)%
Foreign currency translation gain (loss)	13	0.1%	(17)	0.0%	30	(176.5)%

Total other income (expense)	35	0.2%	23	0.0%	12	52.2%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	1,089	6.0%	(86)	(0.2)%	1,175	n/m *

INCOME TAX (CREDIT) PROVISION	(192)	(1.1)%	14	0.0%	(206)	n/m *

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,281	7.1%	(100)	(0.2)%	1,381	n/m *

NET LOSS FROM DISCONTINUED OPERATIONS	(2,871)	(15.9)%	(99)	(0.2)%	(2,772)	n/m *

NET LOSS	$(1,590)	(8.8)%	$(199)	(4.0)%	$(1,391)	699.0%

*not meaningful

Dollars in thousands	Six months ended		Six months ended		Variance
	June 30, 2009	% of Net Revenues	June 30, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)

NET REVENUES
Internet business center sales and monthly fees	$32,407	82.2%	$67,263	78.5%	$(34,856)	-51.8%
Travel commissions and services	5,969	15.1%	12,501	14.6%	(6,532)	-52.3%
Training programs and marketing materials	769	2.0%	5,327	6.2%	(4,558)	-85.6%
Other	275	0.7%	564	0.7%	(289)	-51.2%

Total net revenues	39,420	100.0%	85,655	100.0%	(46,235)	-54.0%

OPERATING EXPENSES
Marketing commissions	16,013	40.6%	49,545	57.8%	(33,532)	-67.7%
Travel commissions	3,625	9.2%	9,762	11.4%	(6,137)	-62.9%
Depreciation and amortization	1,336	3.4%	1,212	1.4%	124	10.2%
Training programs and marketing materials	972	2.5%	5,067	5.9%	(4,095)	-80.8%
General and administrative	18,032	45.7%	23,564	27.6%	(5,532)	-23.5%

Total operating expenses	39,978	101.4%	89,150	104.1%	(49,172)	-55.2%

LOSS FROM CONTINUING OPERATIONS	(558)	(1.4)%	(3,495)	(4.1)%	2,937	(84.0)%

OTHER INCOME (EXPENSE)
Interest and dividend income	71	0.2%	131	0.2%	(60)	-45.8%
Interest expense	(48)	(0.1)%	(51)	(0.1)%	3	-5.9%
Foreign currency translation gain (loss)	15	0.0%	(18)	0.0%	33	(183.3)%

Total other income (expense)	38	0.1%	62	0.1%	(24)	(38.7)%

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(520)	(1.3)%	(3,433)	(4.0)%	2,913	(84.9)%

INCOME TAX (CREDIT) PROVISION	(82)	(0.2)%	119	0.1%	(201)	(168.9)%

NET LOSS FROM CONTINUING OPERATIONS	(438)	(1.1)%	(3,552)	(4.1)%	3,114	(87.7)%

NET LOSS FROM DISCONTINUED OPERATIONS	(3,064)	(7.8)%	(165)	(0.2)%	(2,899)	n/m *

NET LOSS	$(3,502)	(8.9)%	$(3,717)	(4.3)%	$215	(5.8)%

*not meaningful

The following tables set forth information concerning (i) the number of SOs that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three and six months ended June 30, 2009 and 2008, and (ii) the weighted average number of active SOs during each such period:

2009	Beginning Balance Active SOs	New SOs	Deactivations	Ending Balance Active SOs	Weighted Average Active SOs

Three months ended June 30, 2009	73,801	4,019	17,406	60,414	64,334

Six months ended June 30, 2009	92,383	11,446	43,415	60,414	71,678

2008	Beginning Balance Active SOs	New SOs	Deactivations	Ending Balance Active SOs	Weighted Average Active SOs

Three months ended June 30, 2008	138,525	22,682	29,635	131,572	134,823

Six months ended June 30, 2008	131,802	52,982	53,212	131,572	135,485

The above SO figures represent the number of active SOs paying $49.95 per month for monthly IBC web hosting fees. The new SOs represent the number of IBC sites sold during the respective periods. The number of sales, and the number of recurring monthly web hosting fees paid, each directly impacts our revenues and expenses. As each new IBC is sold for $449.95, marketing commissions are paid on that sale. During the three and six months ended June 30, 2009, we sold 642 and 2,544, IBC sites, respectively, at a rate of $250.00 as part of an extended Christmas special promotional program.  Likewise, each recurring monthly IBC web hosting fee paid results in marketing commissions paid to our Reps. As the number of active SOs declines, the amount of our travel commission revenue decreases as well. Correspondingly, our travel commission expense follows suit.

A SO can be deactivated for a number of reasons.  For example, the payment method used to pay for monthly web hosting fees may no longer be valid or may have been changed and a SO may fail to update this information.  If the SO fails to provide payment for future months’ web hosting fees in advance of the service being provided, the SO will be deactivated automatically after an applicable grace period.  We also have a cancellation policy that allows a SO to voluntarily discontinue his or her IBC where the IBC is deactivated at the time the request is made.  SOs may be reactivated by simply resuming payment of monthly web hosting fees from that point forward.  We reserve the right to deactivate any SO which we believe may have fraudulent activity associated with it or with its owner.

Deactivations of SOs in relation to the number of new SOs during a specified period, is a key component in the calculation performed to determine the average lifespan that a SO remains with our Company.  If the proportion of SO deactivations were to grow as a percentage of active paying SOs, the average lifespan of a SO would decrease and vice versa.  In the event of such a decrease, we would accelerate the time frame over which we recognize the income and offsetting expense, relating to the SO initial sign-up fees.  This acceleration would have a positive impact on our bottom line, as the amount of revenue deferred from a SO’s sign-up fees outweighs the offsetting deferred expense for commissions related to such sign-up. With no change in the commission structure, we expect the trend of revenues exceeding the related expenses to continue.

The decline on a year-to-year basis of our organization that is evidenced by the above numbers directly impacts our financial results, both in terms of revenue and expense recognition. As fewer sites are sold and maintained, the amount of marketing and travel commissions correspondingly decreases.  As these decreases occur, we must reduce infrastructure costs that are volume driven such as wage and benefit costs as well as other discretionary expenditures.

The Company is addressing the decline in new IBC sales and existing SO retention with the following key initiatives:

•
Through our ongoing marketing we are balancing initiatives to attract new SOs and retain existing SOs.  Understanding that today, our customers are more value oriented in their purchase decisions, we are expanding the “value” received in purchasing an IBC by bringing “in-house” our new “Shop YTB” where SOs can direct customers to shop for items they already purchase online and receive commissions and cash back on normal purchases of everyday items.

•
We are developing new marketing programs and enhancing existing marketing programs to communicate the value of our IBCs by offering a marketing system that enhances consistent marketing and tracking of the SO sales efforts via a systematic marketing program.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

We reported a net loss for the quarter ended June 30, 2009 of $1.6 million or $0.02 per diluted share compared to a net loss of $199,000 or $0.00 per diluted share for the comparable quarter of 2008.  The overall results of the second quarter of 2009 were significantly impacted by the recording of the sale and related exit costs of its REZconnect subsidiary.  The net loss from discontinued operations for the quarter ended June 30, 2009 was $2.9 million or $0.03 per diluted share compared to $99,000 or $0.00 per diluted share for the comparable quarter of 2008.

The following discussions of the Company’s results of continuing operations exclude the results related to REZconnect. This business has been segregated from continuing operations and included in discontinued operations for the three months ended June 30, 2009 and 2008.  See Note 12 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

The Company’s results of continuing operations were as follows:

Net Revenues

Net revenues totaled $18.0 million and $43.7 million in the second quarter of 2009 and 2008, respectively.

•
IBC sales and monthly fees decreased $19.6 million, or 58.6%, to $13.8 million in the second quarter of 2009 compared to $33.4 million in the comparable prior year quarter.  This decrease is attributable to the following:

▪
IBC sales revenue decreased $9.6 million, or 70.4%, in the second quarter of 2009 to $4.0 million from the $13.6 million reported in the comparable prior year quarter.  We have experienced a decrease in the actual number of IBCs sold for the three months ended June 30, 2009 to 4,019 from 22,682 in the prior year period.   As a result, the average number of IBC sales for which we were able to recognize revenue decreased to 3,208 in the second quarter of 2009 from 10,302 for the same period in 2008.  In addition, the average amount of recognized revenue from each IBC sale decreased to $434.16 in the second quarter of 2009 from $449.95 in the comparable quarter in 2008.  We believe the decline in the number of new IBC sales is attributable to the current economic downturn present in the United States and Canada.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a slower decline in sales and stabilization of sales force retention.

▪
Monthly renewal fees revenue decreased $10.1 million, or 51.2%, in the second quarter of 2009 to $9.6 million from the $19.7 million reported in the comparable prior year quarter. The decrease is in direct relation to the number of active paying SOs.  The weighted average of paying SOs per month decreased from 134,823 for the three months ended June 30, 2008 to 64,334 for the same period in 2009.   We anticipate a continued decline in the number of active paying SOs in the coming months due to the general economic conditions in the United States and Canada.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a slower decline in sales and stabilization of sales force retention.

▪
Partially offsetting the decline in IBC sales and monthly fees in the second quarter of 2009 is $145,000 in Enhanced Rep Site fees revenue, a new program in the third quarter of 2008.  The Enhanced Rep Site is a powerful marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details company events and meetings personalized to the Reps schedule, an archive of videos, audio files, an automatic email drip campaign system and new contact management tools. This program was temporarily discontinued in June 2009.

•
Travel commissions and services revenue for the second quarter of 2009 decreased $4.0 million, or 51.5%, to $3.8 million from the $7.8 million reported in the comparable prior year quarter.  The decrease in travel commissions is attributable to the decrease in the number of active IBCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009.  In addition, general economic conditions have lowered the overall demand for travel.  Some travel providers pay a preferred travel bonus, or override.  In 2008, a portion of the anticipated bonus was recorded with an offsetting receivable.  Due to the current trends, resulting in a decline in the amount of travel being sold, we do not anticipate earning these bonuses in 2009 and thus have not recorded any revenue or receivable in the current period.  This change amounts for $191,000 or 4.7% of the change between periods.

•
Training programs and marketing materials revenue decreased $2.0 million, or 87.4%, in the second quarter of 2009 to $285,000 from $2.3 million in the comparable prior year quarter.  The decrease was primarily due to a reduction in sales of magazine and sales aids, along with a reduction in the number of training events that the Company held.  These reductions in sales are primarily due to a decrease in the number of new IBC sales compared to what we have experienced in the past.  We expect this trend to stabilize in the coming months, due to a restructuring of our training programs as well as new marketing initiatives aimed at the stabilization of our sales force.

•
Other revenue decreased in the second quarter of 2009 as compared to 2008 by $75,000, or 32.6%, to $155,000 from $230,000 in the comparable prior year quarter.  The decrease is primarily attributed to the reduction of payment processing fees directly related to the reduction of outbound checks being processed.

Operating Expenses

•
Marketing commissions decreased by $17.9 million, or 72.9%, in the second quarter of 2009 to $6.6 million from $24.5 million in the second quarter of 2008.  Commission expense related to new IBC sales declined by $9.3 million directly related to the decline in the number of new IBC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new IBC sale, which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $3.6 million in commission expense relating to SO monthly renewal fees.  This is a direct result of the decline in the number of average active SOs for the second quarter of 2009 compared to the same period in 2008.  Also contributing to the reduction in commission expense for the quarter was the restructuring of our Directors’ Pool, which is the bonus plan available to Sales Directors based on their level of achievement.  During the fourth quarter of 2008, the Company revised its Directors’ Pool program, which restructured the program to only pay out the amounts contributed to the pool, essentially putting a cap on the amount the Company expensed.   These revisions also included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool.  This change resulted in a $3.3 million decrease in marketing commission expenses during the second quarter of 2009 when compared to the same period in 2008.  In addition, $1.2 million of the total variance relates to the one-time restricted stock award to certain Sales Directors scheduled to vest on January 2, 2010 and 2009.  We expect that the performance-related vesting conditions specified in the agreement for the shares scheduled to vest on January 2, 2010 will not be met for all such shares.  As such, we did not record the restricted stock amortization associated with this vesting in the second quarter of 2009.  During the second quarter of 2008, it was our belief that the performance-related vesting conditions specified in the agreement would be met for the shares scheduled to vest on January 2, 2009.  As such, in the second quarter of 2008, we recorded $1.2 million of restricted stock amortization associated with this vesting.  This amortization was subsequently reversed in the third quarter of 2008 when we determined that the performance-related vesting conditions would not be met for the shares scheduled to vest on January 2, 2009, and the shares were in fact forfeited in January 2009.  During the second quarter of 2008, we granted and immediately expensed stock options with a fair value of $467,000 under the 2007 Sales Director Bonus Plan.  No sales directors qualified for a bonus under the 2007 Sales Director Bonus Plan during the second quarter of 2009.

•
Travel commissions and other costs for the second quarter of 2009 decreased by $4.2 million, or 65.7%, to $2.2 million from $6.5 million reported in the second quarter of 2008.  Approximately $2.7 million of the decrease in travel commissions is primarily attributable to the decrease in the number of active SOs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009, in addition to an overall decline in the volume of travel due to current economic conditions.  A portion of this decrease, $1.5 million, is attributable to expense related to unsold cabins on a cruise that was not repeated in 2009.

•
Depreciation and amortization was $678,000 in the second quarter of 2009 compared to $676,000 in the corresponding quarter of 2008, reflecting an increase of 0.3%, or $2,000.  The increase in depreciation and amortization is primarily attributable to software additions designed to help facilitate the strength of our infrastructure.

•
Training programs and marketing materials expense decreased $2.6 million, or 88.0%, to $349,000 from $2.9 million reported in the second quarter of 2008.  A decrease of $584,000 relates to the reduction in magazine and brochure sales directly affected by the decline in new IBC sales and active SOs.  In addition, the Company experienced an offsetting decrease in the inventory reserve of $400,000 for the second quarter of 2009 compared to the same period in 2008.  Fulfillment labor and freight decreased $455,000 in the second quarter of 2009 compared to the same period in 2008, directly related to the reduction of sales of magazines and sales aids.  Meeting expenses decreased $876,000 in the second quarter of 2009 compared to the second quarter of 2008 due to the introduction of online training, along with a decrease in the number of marketing events the Company hosted.  Company management decided to hold fewer marketing events with larger numbers of attendees rather than smaller, more frequent meetings.

•
General and administrative expenses decreased $2.2 million, or 23.3%, to $7.1 million in the second quarter of 2009 from $9.3 million in the second quarter of 2008.  As a percentage of total net revenues, these expenses were 39.4% in the second quarter of 2009 and 21.2% in the second quarter of 2008.  The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of IBC sales and active SOs.  The decreases year over year relate primarily to:

.
▪	Sales tax expense decreased $684,000 due to the payments made to various states in 2008 that are now collected as part of sales in 2009 and remitted to the states.
▪	Merchant processing fees decreased $627,000 directly related to the reduction in sales.
▪	Contract labor decreased $562,000 due to the elimination of some consulting contracts and the conversion of consultants to full time employees.
▪
Legal fees decreased $501,000 directly related to the reduction in defense costs associated with the suit filed by the California Attorney General’s office due to the reimbursement of $765,000 of those fees by the insurance carriers.

▪	Payroll and related benefits decreased $493,000 due to the reduction in the home office staff.
▪	Printing and postage costs decreased $337,000 directly related to the decrease in the number of new IBC sales and the number of active SOs.
▪
Accounting fees decreased $203,000.  This decrease is primarily related to the costs associated with the Company’s Sarbanes – Oxley compliance efforts for which the Company utilized an external service during the second quarter of 2008.  The majority of the on-going Sarbanes-Oxley compliance work was performed internally during the second quarter of 2009.

▪	Restricted stock amortization and stock option expense increased $279,000 due to expense associated with restricted stock and stock option awards granted during the first and second quarters of 2009.
▪
Offsetting the abovementioned net reductions in the second quarter of 2009 is a reclassification in the second quarter of 2008 of the $1.7 million reserve recorded in the first quarter of 2008 for expense related to unsold cabins on a cruise and was not repeated in 2009.  This reserve was reclassified from general and administrative expenses to travel commissions and other costs in the second quarter of 2008.

BUSINESS SEGMENTS

We operate in the following two business segments:  Marketing and Travel.  Our business segments operate primarily in the continental United States, but also have operations in Canada, Puerto Rico, Bermuda, and the Bahamas and are structured for potential additional international growth.  The “Parent” discussions include corporate items not specifically allocated to the segments.

The following is a discussion of our results of operations within each segment.

Marketing Segment

Dollars in thousands	Three months ended
	June 30, 2009	June 30, 2008	% change 2009 vs 2008
NET REVENUES
Internet business center sales and monthly fees	$13,799	$33,352	(58.6)%
Training programs and marketing materials	265	2,184	(87.9)%
Other	31	175	(82.3)%

Total net revenues	14,095	35,711	(60.5)%

OPERATING EXPENSES
Marketing commissions	6,646	24,509	(72.9)%
Depreciation and amortization	353	344	2.6%
Training programs and marketing materials	335	2,606	(87.1)%
General and administrative	4,832	8,094	(40.3)%

Total operating expenses	12,166	35,553	(65.8)%

INCOME FROM OPERATIONS	$1,929	$158	n/m *

* not meaningful

Net Revenues

•
IBC sales and monthly fees decreased $19.6 million, or 58.6%, to $13.8 million in the second quarter of 2009 compared to $33.4 million in the comparable prior year quarter.  This decrease is attributable to the following:

▪
IBC sales revenue decreased $9.6 million, or 70.4%, in the second quarter of 2009 to $4.0 million from the $13.6 million reported in the comparable prior year quarter.  We have experienced a decrease in the actual number of IBCs sold for the three months ended June 30, 2009 to 4,019 from 22,682 in the prior year period.   As a result, the average number of IBC sales for which we were able to recognize revenue decreased to 3,208 in the first six months of 2009 from 10,302 for the same period in 2008.  In addition, the average amount of recognized revenue from each IBC sale decreased to $434.16 in the second quarter of 2009 from $449.95 in the comparable quarter in 2008.  We believe the decline in the number of new IBC sales is attributable to the current economic downturn present in the United States and Canada.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a slower decline in sales and stabilization of sales force retention.

▪
Monthly renewal fees revenue decreased $10.1 million, or 51.2%, in the second quarter of 2009 to $9.6 million from the $19.7 million reported in the comparable prior year quarter. The decrease is in direct relation to the number of active paying SOs.  The weighted average of paying SOs per month decreased from 134,823 for the three months ended June 30, 2008 to 64,334 for the same period in 2009.   We anticipate a continued decline in the number of active paying SOs in the coming months due to the general economic conditions in the United States and Canada.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a slower decline in sales and stabilization of sales force retention.

▪
Partially offsetting the decline in IBC sales and monthly fees in the second quarter of 2009 is $145,000 in Enhanced Rep Site fees revenue, a new program in the third quarter of 2008.  The Enhanced Rep Site is a powerful marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details company events and meetings personalized to the Reps’ schedule, an archive of videos, audio files, an automatic email drip campaign system and new contact management tools.  This program was temporarily discontinued in June 2009.

•
Training programs and marketing materials revenue decreased $1.9 million, or 87.9%, in the second quarter of 2009 to $265,000 from $2.2 million in the comparable prior year quarter.  The decrease was primarily due to a reduction of $1.2 million in the sales of magazine, sales aids, and related shipping revenue, along with a reduction in the number of training events that the Company held resulting in a decrease of $746,000 in revenue.  These reductions in sales are primarily due to a decrease in the number of new IBC sales compared to what we have experienced in the past.   We expect this trend to stabilize in the coming months due to a restructuring of our training programs as well as new marketing initiatives aimed at the stabilization of our sales force.

•
Other revenue decreased in the second quarter of 2009 as compared to 2008 by $144,000, or 82.3%, to $31,000 from $175,000 in the comparable prior year quarter, primarily due to a decrease in the number of payment processing fees collected and directly related to the reduction of outbound checks being processed.

Operating Expenses

•
Marketing commissions decreased by $17.9 million, or 72.9%, in the second quarter of 2009 to $6.6 million from $24.5 million the first quarter of 2008.  Commission expense related to new IBC sales declined by $9.3 million directly related to the decline in the number of new IBC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new IBC sale, which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $3.6 million in commission expense relating to SO monthly renewal fees.  This is a direct result of the decline in the number of average active SOs for the second three months of 2009 compared to the same period in 2008.  Also contributing to the reduction in commission expense for the quarter was the restructuring of our Directors’ Pool, which is the bonus plan available to Sales Directors based on their level of achievement.  During the fourth quarter of 2008, the Company revised its Directors’ Pool program, which restructured the program to only pay out the amounts contributed to the pool, essentially putting a cap on the amount the Company expensed.   These revisions also included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool.  This change resulted in a $3.3 million decrease in marketing commission expenses during the second quarter of 2009 when compared to the same period in 2008.  In addition, $1.2 million of the total variance relates to the one-time restricted stock award to certain Sales Directors scheduled to vest on January 2, 2010 and 2009.  We expect that the performance-related vesting conditions specified in the agreement for the shares scheduled to vest on January 2, 2010 will not be met for all such shares.  As such, we did not record the restricted stock amortization associated with this vesting in the second quarter of 2009.  During the second quarter of 2008, it was our belief that the performance-related vesting conditions specified in the agreement would be met for the shares scheduled to vest on January 2, 2009.  As such, in the second quarter of 2008, we recorded $1.2 of restricted stock amortization associated with this vesting.  This amortization was subsequently reversed in the third quarter of 2008 when we determined that the performance-related vesting conditions would not be met for the shares scheduled to vest on January 2, 2009, and the shares were in fact forfeited in January 2009.  During the second quarter of 2008, we granted and immediately expensed stock options with a fair value of $467,000 under the 2007 Sales Director Bonus Plan.  No sales directors qualified for a bonus under the 2007 Sales Director Bonus Plan during the second quarter of 2009.

•	Depreciation and amortization increased $9,000, or 2.6%, to $353,000 in the second quarter of 2009 from $344,000 in the second quarter of 2008.

•
Training programs and marketing materials expense decreased $2.3 million, or 87.1%, to $335,000 from $2.6 million reported in the second quarter of 2008.  A decrease of $584,000 relates to the reduction in magazine and brochure sales directly affected by the decline in new IBC sales and active SOs.  The inventory reserve decreased by an offsetting $400,000 in the second quarter of 2009 compared to the same period in 2008.  In addition, fulfillment labor and freight decreased $455,000 in the second quarter of 2009 compared to the same period in 2008, directly related to the reduction of sales aids and magazine sales.   Meeting expenses decreased $802,000 in the second quarter of 2009 compared to the second quarter of 2008 due to the introduction of online training, along with a decrease in the number of marketing events the Company hosted.  Company management decided to hold fewer marketing events with larger numbers of attendees rather than smaller, more frequent meetings.

•
General and administrative expenses decreased $3.3 million, or 40.3%, to $4.8 million in the second quarter of 2009 from $8.1 million in the second quarter of 2008.  As a percentage of total marketing net revenues, these expenses were 34.3% in the second quarter of 2009 and 22.7% in the second quarter of 2008. The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of IBC sales and active SOs.  The decreases year over year relate primarily to:

▪	Sales tax expense decreased $685,000 due to payments made to various states in 2008 that are collected as part of sales in 2009 and remitted to the states.
▪	Merchant processing fees decreased $623,000 directly related to the reduction in sales.
▪	Printing and postage costs decreased $340,000 directly related to the decrease in the number of new IBC sales and the number of active SOs.
▪	Payroll and related benefits decreased $150,000 due to the reduction in the home office staff.
▪
Corporate allocation from the parent decreased $1.3 million due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Travel Segment

Dollars in thousands	Three months ended
	June 30, 2009	June 30, 2008	% change 2009 vs 2008
NET REVENUES
Travel commissions and services	$3,809	$7,849	(51.5)%
Training programs and marketing materials	20	85	(76.5)%
Other	124	76	63.2%

Total net revenues	3,953	8,010	(50.6)%

OPERATING EXPENSES
Travel commissions	2,211	6,452	(65.7)%
Depreciation and amortization	99	60	65.0%
Training programs and marketing materials	14	298	(95.3)%
General and administrative	1,988	611	225.4%

Total operating expenses	4,312	7,421	(41.9)%

INCOME (LOSS) FROM OPERATIONS	$(359)	$589	(161.0)%

Net Revenues

•
Travel commissions and services revenue for the second quarter of 2009 decreased $4.0 million, or 51.5%, to $3.8 million from the $7.8 million reported in the comparable prior year quarter.  The decrease in travel commissions is attributable to the decrease in the number of active IBCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009.   In addition, general economic conditions have lowered the overall demand for travel.  Some travel providers pay a preferred travel bonus, or override.  In 2008, a portion of the anticipated bonus was recorded with an offsetting receivable.  Due to the current trends, resulting in a decline in the amount of travel being sold, we do not anticipate earning these bonuses in 2009 and thus have not recorded any revenue or receivable in the current period.  This change amounts for $191,000 or 4.7% of the change between periods.

•
Training programs and marketing materials revenue decreased $65,000 or 76.5%, to $20,000 from $85,000 reported in the second quarter of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain non-profit organizations which eliminated the requirement for training.

•
Other revenue increased in the second quarter of 2009 compared to the prior year quarter by $48,000, or 63.2%, to $124,000 from $76,000. A new program, Shop YTB, was initiated in the second quarter which resulted in a $97,000 increase in the second quarter of 2009 compared to the same period in 2008.  This program allows users to earn commissions on retail purchases made through stores affiliated with YTB.  The increase was offset by a decrease in the payment processing fees directly related to the number of outbound checks being processed.

Operating Expenses

•
Travel commissions and other costs for the second quarter of 2009 decreased by $4.2 million, or 65.7%, to $2.2 million from $6.5 million reported in the second quarter of 2008.  Approximately $2.8 million of the decrease in travel commissions is attributable to the decrease in the number of active SOs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009, in addition to an overall decline in the volume of travel due to current economic conditions.  A portion of this decrease, $1.5 million, is attributable to expense recorded in the second quarter of 2009 related to unsold cabins on a cruise that was not repeated in 2009.

•
Depreciation and amortization was $99,000 in the second quarter of 2009, compared to $60,000 in the corresponding quarter of 2008. The increase of $39,000, or 65.0%, in depreciation and amortization is primarily attributable to the new addition of computer software related to our expansion into Canada, and the strengthening of our infrastructure.

•
Training programs and marketing material expense decreased $284,000, or 95.3%, to $14,000 from $298,000 reported in the second quarter of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain non-profit organizations which eliminated the requirement for training.

•
General and administrative expenses increased $1.4 million to $2.0 million, or 225.4%, in the second quarter of 2009 from $611,000 in the second quarter of 2008.  As a percentage of total travel net revenues, these expenses were 50.3% in 2009 and 7.6% in 2008. The increase year over year relates primarily to:

▪
The reclassification in the second quarter of 2008 of the $1.7 million reserve recorded in the first quarter of 2008 for expense related to unsold cabins on a cruise and was not repeated in 2009.  This reserve was reclassified from general and administrative expenses to travel commissions and other costs in the second quarter of 2008.

Parent

Dollars in thousands	Three months ended
	June 30, 2009	June 30, 2008	% change 2009 vs 2008
NET REVENUES
Other	$-	$(21)	(100.0)%

Total net revenues	-	(21)	(100.0)%

OPERATING EXPENSES
Depreciation and amortization	226	272	(16.9)%
General and administrative	290	563	(48.5)%

Total operating expenses	516	835	(38.2)%

LOSS FROM OPERATIONS	$(516)	$(856)	(39.7)%

Net Revenues

•
Other revenue for the first quarter of 2008 was $21,000 representing rent collected from tenants for one of the Company’s buildings.   The second quarter of 2008 adjustment of ($21,000) is a reclassification of this revenue.  No such revenue was recorded in the second quarter of 2009.

Operating Expenses

•
Depreciation and amortization was $226,000 in the second quarter of 2009, compared to $272,000 in the corresponding quarter of 2008. The decrease in depreciation and amortization of $46,000, or 16.9%, is primarily attributable to the sale of the company jet in January 2009.

•
General and administrative expenses, net of corporate allocation, decreased $273,000, or 48.5%, to $290,000 in the second quarter of 2009 from $563,000 in the second quarter of 2008. The decreases year over year relate primarily to:

▪	Contract labor decreased $594,000 primarily due to the elimination of numerous consultants and the conversion of consultants to full time employees.
▪
Legal fees decreased $523,000 directly related to the reduction in defense costs associated with the suit filed by the California Attorney General’s office due to the reimbursement of $765,000 of those fees by the insurance carriers.

▪
Accounting fees decreased $203,000.  This decrease is primarily related to the costs associated with the Company’s Sarbanes – Oxley compliance efforts for which the Company utilized an external service during the second quarter of 2008.  The majority of the on-going Sarbanes-Oxley compliance work was performed internally during the second quarter of 2009.

▪	Consulting fees decreased $110,000 due to the completion of the SAP® software implementation and a number of other IT initiatives which required consulting resources in 2008.
▪	Payroll and related benefits decreased $344,000 due to the reduction in the home office staff.
▪	Jet maintenance decreased $129,000 due to the sale of the company jet.
▪	Restricted stock amortization and stock option expense increased $279,000 due to expense associated with restricted stock and stock option awards granted during the first and second quarters of 2009.
▪
Due to the overall decrease in allocable expenses as individually discussed above, the corporate allocation to the segments decreased $1.4 million.  Allocable expenses include contract labor, legal fees, accounting fees, consulting fees, restricted stock amortization and stock option expense.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

We reported a net loss for the six months ended June 30, 2009 of $3.5 million or $.03 per diluted share compared to a net loss of $3.7 million or $.04 per diluted share for the comparable quarter of 2008.  The overall results of the first half of 2009 were significantly impacted by the recording of the sale and related exit costs of our REZconnect subsidiary.  The net loss from discontinued operations for the six months ended June 30, 2009 was $3.1 million or $0.03 per diluted share compared to $165,000 or $0.00 per diluted share for the comparable period of 2008.

The following discussions of the Company’s results of continuing operations exclude the results related to REZconnect. This business has been segregated from continuing operations and included in discontinued operations for the six months ended June 30, 2009 and 2008.  See Note 12 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

The Company’s results of continuing operations were as follows:

Net Revenues

Net revenues totaled $39.4 million and $85.7 million in the first six months of 2009 and 2008, respectively.

•
IBC sales and monthly fees decreased $34.9 million, or 51.8%, to $32.4 million in the first half of 2009 compared to $67.3 million in the comparable prior year period.  This decrease is attributable to the following:

▪
IBC sales revenue decreased $17.1 million, or 62.0%, in the first six months of 2009 to $10.5 million from the $27.6 million reported in the comparable period in 2008.  We have experienced a decrease in the actual number of IBCs sold for the six months ended June 30, 2009 to 11,446 from 52,982 in the prior year period.   As a result, the average number of IBC sales for which we were able to recognize revenue decreased to 4,086 in the first six months of 2009 from 10,327 for the same period in 2008.  In addition, the average amount of recognized revenue from each IBC sale decreased to $439.91 for the six months ended in 2009 from $449.95 in the comparable quarter in 2008.  We believe the decline in the number of new IBC sales is attributable to the current economic downturn present in the United States and Canada.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a slower decline in sales and stabilization of sales force retention.

▪
Monthly renewal fees revenue decreased $18.1 million, or 45.7%, in the first six months of 2009 to $21.6 million from the $39.7 million reported in the comparable period in 2008.  The decrease is in direct relation to the number of active paying SOs.  The weighted average of paying SOs per month decreased from 135,485 for the six months ended June 30, 2008 to 71,678 for the same period in 2009.  We anticipate a continued decline in the number of active paying SOs in the coming months due to the general economic conditions in the United States and Canada.  With new marketing initiatives and enhanced/expanded services being added, we believe that we will see a slower decline in sales and stabilization of sales force retention.

▪
Partially offsetting the decline in IBC sales and monthly fees in the second quarter of 2009 is $359,000 in Enhanced Rep Site fees revenue, a new program in the third quarter of 2008.  The Enhanced Rep Site is a powerful marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details company events and meetings personalized to the Reps’ schedule, an archive of videos, audio files, an automatic email drip campaign system and new contact management tools. This program was temporarily discontinued in June 2009.

•
Travel commissions and services revenue for the first six months of 2009 decreased $6.5 million, or 52.3%, to $6.0 million from the $12.5 million reported in the comparable period in 2008.  The decrease in travel commissions is attributable to the decrease in the number of active IBCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009.  In addition, general economic conditions have lowered the overall demand for travel.  Some travel providers pay a preferred travel bonus, or override.  In the first six months of 2008, a portion of the anticipated bonus was recorded with an offsetting receivable.  Due to the current trends, resulting in a decline in the amount of travel being sold, we do not anticipate earning these bonuses in 2009 and thus have not recorded any revenue or receivable in the current period.  This change amounts for $307,000 or 4.7% of the change between periods.

•
Training programs and marketing materials revenue decreased $4.6 million, or 85.6%, in the first six months of 2009 to $769,000 from $5.3 million in the comparable period in 2008.  The decrease was primarily due to a reduction in sales of magazine and sales aids of $2.5 million, along with a reduction of $2.0 million relating to the number of training events that the Company held.  These reductions in sales are primarily due to a decrease in the number of new IBC sales compared to what we have experienced in the past.   We expect this trend to stabilize in the coming months due to a restructuring of our training programs as well as new marketing initiatives aimed at the stabilization of our sales force.

•
Other revenue decreased in the first six months of 2009 as compared to 2008 by $289,000, or 51.2%, to $275,000 from $564,000 in the comparable period in 2008.  The decrease is primarily attributed to a decline in the number of payment processing fees collected directly related to the number of outbound checks being processed.

Operating Expenses

•
Marketing commissions decreased by $33.5 million, or 67.7%, in the first six months of 2009 to $16.0 million from $49.5 million compared to the first six months of 2008.  Commission expense related to new IBC sales declined by $16.7 million directly related to the decline in the number of new IBC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new IBC sale which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $7.3 million in commission expense relating to SO monthly renewal fees.  This is a direct result of the decline in the number of average active SOs for the first six months of 2009 compared to the same period in 2008.  Also contributing to the reduction in commission expense for the first six months of 2009 was the restructuring of our Directors’ Pool, which is the bonus plan available to Sales Directors based on their level of achievement.  During the fourth quarter of 2008, the Company revised its Directors’ Pool program, which restructured the program to only pay out the amounts contributed to the pool, essentially putting a cap on the amount the Company expensed.  These revisions also included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool.  This change resulted in an $6.4 million decrease in marketing commission expenses during the first six months of 2009 when compared to the same period in 2008.  In addition, $2.4 million of the total variance relates to the one-time restricted stock award to certain Sales Directors scheduled to vest on January 2, 2010 and 2009.  We expect that the performance-related vesting conditions specified in the agreement for the shares scheduled to vest on January 2, 2010 will not be met for all such shares.  As such, we did not record the restricted stock amortization associated with this vesting for the first six months of 2009.  During the first and second quarters of 2008, it was our belief that the performance-related vesting conditions specified in the agreement would be met for the shares scheduled to vest on January 2, 2009.  As such, in the first six months of 2008, we recorded $2.4 million of restricted stock amortization associated with this vesting.  This amortization was subsequently reversed in the third quarter of 2008 when we determined that the performance-related vesting conditions would not be met for the shares scheduled to vest on January 2, 2009, and the shares were in fact forfeited in January 2009.  Also contributing to the reduction in commission expense is $738,000 related to the 2007 Sales Director Bonus Plan.  During the first six months of 2009, we incurred actual forfeitures greater than our estimated forfeitures of $271,000.  There were no forfeitures during the same period of 2008.  In addition, during the second quarter of 2008, we granted and immediately expensed stock options with a fair value of $467,000 under the 2007 Sales Director Bonus Plan.  No sales directors qualified for a bonus under the 2007 Sales Director Bonus Plan during the first six months of 2009.

•
Travel commissions and other costs for the first six months of 2009 decreased by $6.1 million, or 62.9%, to $3.6 million from $9.8 million reported in the first six months of 2008. Approximately $4.6 million of the decrease in travel commissions is primarily attributable to the decrease in the number of active SOs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009, in addition to an overall decline in the volume of travel due to current economic conditions.  A portion of this decrease, $1.5 million, is attributable to expense recorded in the first half of 2008 related to unsold cabins on a cruise that was not repeated in 2009.

•
Depreciation and amortization was $1.3 million in the first six months of 2009 compared to $1.2 million in the corresponding period of 2008, reflecting an increase of $124,000, or 10.2%.  The increase in depreciation and amortization is primarily attributable to software additions designed to help facilitate the strength of our infrastructure.

•
Training programs and marketing materials expense decreased $4.1 million, or 80.8% to $972,000 from $5.1 million reported in the first six months of 2008.  A decrease of $1.2 million relates to the reduction in magazine and brochure sales directly affected by the decline in new IBC sales and active SOs.  In addition, fulfillment labor and freight decreased $1.0 million in the first six months of 2009 compared to the same period in 2008, directly related to the reduction of sales aids and magazine sales.   Meeting expenses decreased $1.4 million in 2009 compared to 2008 due to the introduction of online training, along with a decrease in the number of marketing events the Company hosted.  Company management decided to hold fewer marketing events with larger numbers of attendees rather than smaller, more frequent meetings.

•
General and administrative expenses decreased $5.5 million, or 23.5%, to $18.0 million in the first six months of 2009 from $23.6 million in the first six months of 2008.  As a percentage of total net revenues, these expenses were 45.7% in 2009 and 27.6% in 2008.  The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of IBC sales and active SOs.  The decreases year over year relate primarily to:

▪	Printing and postage costs decreased $1.2 million directly related to the decrease in the number of new IBC sales and the number of active SOs.
▪	Merchant processing fees decreased $1.1 million directly related to the reduction in sales.
▪	Contract labor decreased $914,000 due to the elimination of some consulting contracts and the conversion of consultants to full time employees.
▪	Marketing event costs for top Sales Directors in our Company decreased $832,000 due to the discontinuance of the annual performance-based contest for our top sales producers of travel and marketing.
▪	Sales tax expense decreased $668,000 due to payments made to various states in 2008 that are now collected as part of sales in 2009 and remitted to the states.
▪	Consulting fees decreased $589,000 due to the completion of the SAP® software implementation and a number of other IT initiatives which required consulting resources in 2008.
▪
Accounting fees decreased $560,000.  This decrease is primarily related to the costs associated with the Company’s Sarbanes – Oxley compliance efforts for which the Company utilized external consulting services during the first six months of 2008.  The majority of the on-going Sarbanes-Oxley compliance work was performed internally during the first six months of 2009.

▪	Bad debt expense related to advances and notes receivable to the Company’s independent sales contractors decreased $428,000.
▪	Payroll and related benefits decreased $349,000 due to the reduction in the home office staff.
▪	Rep recognition awards decreased $303,000 directly related to the number of awards given for achieving milestones in the business.
▪
Legal fees decreased $206,000 directly related to defense costs associated with the suit filed by the California Attorney General’s office due to the reimbursement of $765,000 of those fees by the insurance carriers.

▪
Restricted stock amortization and stock option expense increased $1.1 million in 2009 due to expense associated with restricted stock and stock option awards granted during the first and second quarters of 2009.

▪	Legal settlement costs increased $1.0 million related to the California Attorney General lawsuit offset by a $134,000 decrease in other legal accruals.
▪	Website user fees increased $270,000 relating to the Company’s travel booking platform.
▪	Insurance costs increased $220,000 due to the increase in premiums associated with the risk involved with past and pending lawsuits.

BUSINESS SEGMENTS

Marketing Segment

Dollars in thousands	Six months ended
	June 30, 2009	June 30, 2008	% change 2009 vs 2008
NET REVENUES
Internet business center sales and monthly fees	$32,407	$67,263	(51.8)%
Training programs and marketing materials	710	5,178	(86.3)%
Other	70	283	(75.3)%

Total net revenues	33,187	72,724	(54.4)%

OPERATING EXPENSES
Marketing commissions	16,013	49,545	(67.7)%
Depreciation and amortization	697	660	5.6%
Training programs and marketing materials	936	4,683	(80.0)%
General and administrative	12,262	17,385	(29.5)%

Total operating expenses	29,908	72,273	(58.6)%

INCOME FROM OPERATIONS	$3,279	$451	627.1%

Net Revenues

•
IBC sales and monthly fees decreased $34.9 million, or 51.8%, to $32.4 million in the first half of 2009 compared to $67.3 million in the comparable prior year period.  This decrease is attributable to the following:

▪
IBC sales revenue decreased $17.1 million, or 62.0%, in the first six months of 2009 to $10.5 million from the $27.6 million reported in the comparable period in 2008.  We have experienced a decrease in the actual number of IBCs sold for the six months ended June 30, 2009 to 11,446 from 52,982 in the prior year period.   As a result, the average number of IBC sales for which we were able to recognize revenue decreased to 4,086 in the first six months of 2009 from 10,327 for the same period in 2008.  In addition, the average amount of recognized revenue from each IBC sale decreased to $439.91 for the six months ended in 2009 from $449.95 in the comparable quarter in 2008.  We believe the decline in the number of new IBC sales is attributable to the current economic downturn present in the United States and Canada.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a slower decline in sales and stabilization of sales force retention.

▪
Monthly renewal fees revenue decreased $18.1 million, or 45.7%, in the first six months of 2009 to $21.6 million from the $39.7 million reported in the comparable period in 2008.  The decrease is in direct relation to the number of active paying SOs.  The weighted average of paying SOs per month decreased from 135,485 for the six months ended June 30, 2008 to 71,678 for the same period in 2009.  We anticipate a continued decline in the number of active paying SOs in the coming months due to the general economic conditions in the United States and Canada.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a slower decline in sales and stabilization of sales force retention.

▪
Partially offsetting the decline in IBC sales and monthly fees in the second quarter of 2009 is $359,000 in Enhanced Rep Site fees revenue, a new program in the third quarter of 2008.  The Enhanced Rep Site is a powerful marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details company events and meetings personalized to the Reps’ schedule, an archive of videos, audio files, an automatic email drip campaign system and new contact management tools.  This program was temporarily discontinued in June 2009.

•
Training programs and marketing materials revenue decreased $4.6 million, or 86.3%, in the first six months of 2009 to $710,000 from $5.2 million in the comparable to the same period in 2008.  The decrease was primarily due to a reduction in sales of magazine and sales aids of $2.5 million, along with a reduction of $2.0 million relating to the number of training events that the Company held.  These reductions in sales are mostly due to a decrease in the number of new IBC sales compared to what we have experienced in the past.  We expect this trend to stabilize in the coming months due to a restructuring of our training programs as well as new marketing initiatives aimed at the stabilization of our sales force.

•
Other revenue decreased in the first six months of 2009 as compared to 2008 by $213,000, or 75.3%, to $70,000 from $283,000 in the comparable prior year quarter, primarily due to a decrease in the number of payment processing fees collected directly related to the number of outbound checks being processed.

Operating Expenses

•
Marketing commissions decreased by $33.5 million, or 67.7%, in the first six months of 2009 to $16.0 million from $49.5 million compared to the first six months of 2008.  Commission expense related to new IBC sales declined by $16.7 million directly related to the decline in the number of new IBC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new IBC sale, which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $7.3 million in commission expense relating to SO monthly renewal fees.  This is a direct result of the decline in the number of average active SOs for the first six months of 2009 compared to the same period in 2008.  Also contributing to the reduction in commission expense for the first six months of 2009 was the restructuring of our Directors’ Pool, which is the bonus plan available to Sales Directors based on their level of achievement.  During the fourth quarter of 2008, the Company revised its Directors’ Pool program, which restructured the program to only pay out the amounts contributed to the pool, essentially putting a cap on the amount the Company expensed.   These revisions also included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool.  This change resulted in an $6.4 million decrease in marketing commission expenses during the first six months of 2009 when compared to the same period in 2008.  In addition, $2.4 million of the total variance relates to the one-time restricted stock award to certain Sales Directors scheduled to vest on January 2, 2010 and 2009.  We expect that the performance-related vesting conditions specified in the agreement for the shares scheduled to vest on January 2, 2010 will not be met for all such shares.  As such, we did not record the restricted stock amortization associated with this vesting for the first six months of 2009.  During the first and second quarters of 2008, it was our belief that the performance-related vesting conditions specified in the agreement would be met for the shares scheduled to vest on January 2, 2009.  As such, in the first six months of 2008, we recorded $2.4 million of restricted stock amortization associated with this vesting.  This amortization was subsequently reversed in the third quarter of 2008 when we determined that the performance-related vesting conditions would not be met for the shares scheduled to vest on January 2, 2009, and the shares were in fact forfeited in January 2009.  Also contributing to the reduction in commission expense is $738,000 related to the 2007 Sales Director Bonus Plan.  During the first six months of 2009, we incurred actual forfeitures greater than our estimated forfeitures of $271,000.  There were no forfeitures during the same period of 2008.  In addition, during the second quarter of 2008, we granted and immediately expensed stock options with a fair value of $467,000 under the 2007 Sales Director Bonus Plan.  No sales directors qualified for a bonus under the 2007 Sales Director Bonus Plan during the first six months of 2009.

•	Depreciation and amortization increased $37,000, or 5.6%, to $697,000 in the first six months of 2009 from $660,000 in the first six months of 2008.

•
Training programs and marketing materials expense decreased $3.7 million, or 80.0%, to $936,000 from $4.7 million reported in the first six months of 2008.  A decrease of $1.2 million relates to the reduction in magazine and brochure sales directly affected by the decline in new IBC sales and active SOs.  In addition, fulfillment labor and freight decreased $1.0 million in the first six months of 2009 compared to the same period in 2008, directly related to the reduction of sales aids and magazine sales.   Meeting expenses decreased $1.3 million, in the first six months of 2009 compared to 2008 due to the introduction of online training, along with a decrease in the number of marketing events the Company hosted.  Company management decided to hold fewer marketing events with larger numbers of attendees rather than smaller, more frequent meetings.

•
General and administrative expenses decreased $5.1 million, or 29.5%, to $12.3 million in the first six months of 2009 from $17.4 million in the first six months of 2008.  As a percentage of total marketing net revenues, these expenses were 37.0% in 2009 and 23.9% in 2008. The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of IBC sales and active SOs.  The decreases year over year relate primarily to:

▪	Printing and postage costs decreased $1.2 million directly related to the decrease in the number of new IBC sales and the number of active SOs.
▪	Merchant processing fees decreased $1.1 million directly related to the reduction in sales.
▪
Marketing event costs for top Sales Directors in our Company decreased $832,000 due to the discontinuance of the annual performance-based contest for our top sales producers of travel and marketing in 2009.

▪	Sales tax expense decreased $672,000 due to payments made to various states in 2008 that are now collected as part of the sale in 2009 and remitted to the states.
▪	Rep recognition awards decreased $275,000 directly related to the number of awards given for achieving milestones in the business.
▪	Payroll decreased $201,000 due to the reduction in office staff.
▪
Corporate allocation from the parent decreased $229,000 due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Travel Segment

Dollars in thousands	Six months ended
	June 30, 2009	June 30, 2008	% change 2009 vs 2008
NET REVENUES
Travel commissions and services	$5,969	$12,501	(52.3)%
Training programs and marketing materials	59	149	(60.4)%
Other	205	281	(27.0)%

Total net revenues	6,233	12,931	(51.8)%

OPERATING EXPENSES
Travel commissions	3,625	9,762	(62.9)%
Depreciation and amortization	210	109	92.7%
Training programs and marketing materials	36	384	(90.6)%
General and administrative	3,863	4,765	(18.9)%

Total operating expenses	7,734	15,020	(48.5)%

LOSS FROM OPERATIONS	$(1,501)	$(2,089)	(28.1)%

Net Revenues

•
Travel commissions and services revenue for the first six months of 2009 decreased $6.5 million, or 52.3%, to $6.0 million from the $12.5 million reported in the comparable period in 2008.  The decrease in travel commissions is attributable to the decrease in the number of active IBCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009.  In addition, general economic conditions have lowered the overall demand for travel.  Some travel providers pay a preferred travel bonus, or override.  In 2008, a portion of the anticipated bonus was recorded with an offsetting receivable.  Due to the current trends, resulting in a decline in the amount of travel being sold, we do not anticipate earning these bonuses in 2009 and thus have not recorded any revenue or receivable in the current period.  This change accounts for $307,000 or 4.7% of the change between periods.

•
Training programs and marketing materials revenue decreased $90,000, or 60.4%, to $59,000 from $149,000 reported in the first six months of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain non-profit organizations which eliminated the requirement for training.

•
Other revenue decreased in the first six months of 2009 compared to the first six months of 2008 by $76,000, or 27.0%, to $205,000 from $281,000.  The decrease is primarily attributed to a decline in the number of payment processing fees collected directly related to the number of outbound checks being processed.

Operating Expenses

•
Travel commissions and other costs for the first six months of 2009 decreased by $6.1 million, or 62.9%, to $3.6 million from $9.8 million reported in the first six months of 2008. Approximately $4.6 million of the decrease in travel commissions is primarily attributable to the decrease in the number of active SOs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel provider in 2009, in addition to an overall decline in the volume of travel due to current economic conditions.  A portion of this decrease, $1.5 million, is attributable to expense recorded in the first half of 2008 related to unsold cabins on a cruise that was not repeated in 2009.

•
Depreciation and amortization was $210,000 in the first six months of 2009, compared to $109,000 in the corresponding six months of 2008. The increase in depreciation and amortization of $101,000, or 92.7%, is primarily attributable to software additions designed to help facilitate the strength of our infrastructure.

•
Training programs and marketing material expense decreased $348,000, or 90.6%, to $36,000 from $384,000 reported in the first six months of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain non-profit organizations which eliminated the requirement for training.

•
General and administrative expenses decreased $902,000 to $3.9 million, or 18.9%, in the first six months of 2009 from $4.8 million in the first six months of 2008.  As a percentage of total travel net revenues, these expenses were 62.0% in the first six months of 2009 and 36.9% in the first six months of 2008. The decreases year over year relate primarily to:

▪	Payroll decreased by $331,000 due to the reduction in office staff.
▪	Website user fees increased $158,000 related to the Company’s travel booking platform.
▪
Corporate allocation from the parent decreased $846,000 due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Parent

Dollars in thousands	Six months ended
	June 30, 2009	June 30, 2008	% change 2009 vs 2008
OPERATING EXPENSES
Depreciation and amortization	$429	$443	(3.2)%
General and administrative	1,907	1,414	34.9%

Total operating expenses	2,336	1,857	25.8%

LOSS FROM OPERATIONS	$(2,336)	$(1,857)	25.8%

Operating Expenses

•
Depreciation and amortization was $429,000 in the first six months of 2009, compared to $443,000 in the first six months of 2008. The decrease in depreciation and amortization of $14,000, or 3.2%, is primarily attributable to the reduction of depreciation related to the sale of the company jet in January, 2009.

.

•
General and administrative expenses, net of corporate allocation, increased $493,000, or 34.9%, to $1.9 million in the first six months of 2009 from $1.4 million compared to the same period in 2008.  The increases year over year relate primarily to:

▪	Contract labor decreased $946,000 primarily due to the elimination of some consulting contracts and the conversion of consultants to full time employees.
▪
Accounting fees decreased $560,000 primarily related to the costs associated with the Company’s Sarbanes – Oxley compliance efforts for which the Company utilized an external service during the first six months of 2008.  The majority of the on-going Sarbanes-Oxley compliance work was performed internally during the first six months of 2009.

▪	Bad debt decreased $307,000 related to advances and notes receivable to the Company’s independent sales contractors.
▪
Legal fees decreased $228,000 directly related to defense costs associated with the suit filed by the California Attorney General’s office due to the reimbursement of $765,000 of those fees by the Company’s insurance carriers.

▪	Consulting fees decreased $589,000 due to the completion of the SAP® software implementation and a number of other IT initiatives which required consulting resources in 2008.
▪
Restricted stock amortization and stock option expense increased $1.1 million in 2009 due to expense associated with restricted stock and stock option awards granted during the first and second quarters of 2009.

▪	Insurance expense increased $288,000 due to the increase in premiums associated with the risk involved with past and pending lawsuits.
▪	Legal settlement costs increased $1.0 million related to the California Attorney General lawsuit offset by a $134,000 decrease in other legal accruals.
▪
Due to the overall decrease in allocable expenses as individually discussed above, the corporate allocation to the segments decreased $1.0 million.  Allocable expenses include contract labor, accounting fees, legal fees, consulting fees, restricted stock amortization and stock option expense.

DISCONTINUED OPERATIONS

The results of the REZconnect subsidiary, formerly included in our Travel segment, are classified as discontinued operations.  Results of the business as well as the loss on disposal are summarized below:

Dollars in thousands	Three months ended			Six months ended
	June 30, 2009	June 30, 2008	% change 2009 vs 2008	June 30, 2009	June 30, 2008	% change 2009 vs 2008
NET REVENUES	$452	$1,074	(57.9)%	$869	$1,847	(53.0)%

OPERATING EXPENSES
Travel commissions	415	753	(44.9)%	709	1,295	(45.3)%
Training programs and marketing materials	3	5	(40.0)%	6	13	(53.8)%
General and administrative	307	421	(27.1)%	621	721	(13.9)%

Total operating expenses	725	1,179	(38.5)%	1,336	2,029	(34.2)%

INCOME FROM OPERATIONS	(273)	(105)	160.0%	(467)	(182)	156.6%

OTHER INCOME (LOSS)	2	6	(66.7)%	4	18	(77.8	)% *

LOSS FROM OPERATIONS BEFORE TAX PROVISION	(271)	(99)	93.3%	(463)	(164)	182.3%

INCOME TAX PROVISION	-	-	n/m *	1	1	0.0%

LOSS ON DISPOSAL, NET OF TAX	(2,600)	-	n/m *	(2,600)	-	n/m	*

NET LOSS FROM DISCONTINUED OPERATIONS	$(2,871)	$(99)	n/m *	$(3,064)	$(165)	n/m	*
* not meaningful

The Company recorded a net loss from discontinued operations in the second quarter of 2009 of $2.9 million, an increase of $2.8 million from a $99,000 loss recorded in the second quarter of 2008.  This increase reflects a downturn in the operations as well as the net loss on disposal of the REZconnect subsidiary of $2.6 million.  The loss on disposal included pre-tax exit costs of $2.6 million for the termination of certain employment agreements.  The net loss from discontinued operations for the six months ended June 30, 2009 and 2008 was $3.1 million and $165,000, respectively.  The increased loss is primarily due to the net loss on disposal recorded in the second quarter of 2009.  See Note 12 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

As of June 30, 2009, we had $1.0 million in cash and cash equivalents.  We believe that our cash generating capability will be adequate to meet the needs of our future operations.  However, we cannot predict what the effect on our business might be from events that are beyond our control, such as the global credit and liquidity crisis. We will continually assess our cash flow needs.  Currently, we have suspended the ongoing construction costs of our new corporate headquarters and our expansion project is on hold given the decrease in the amount of cash generated by our operating activities and the current economic climate in general.  We do not have nor have we pursued any credit facilities at the current time from which we may draw for our liquidity needs.

As shown in the accompanying financial statements, our Company has incurred losses from continuing operations for the first half of 2009 and 2008 of $558,000 and $3.5 million, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active SO IBCs in our Company.  The number of active SO IBC sites has declined during the six months ended June 30, 2009 by a net of 31,969 to 60,414 active SO IBCs from the 92,383 reported as of December 31, 2008. In addition, from August 2008 through May 2009, we were defending against a case brought by the California Attorney General challenging the legality of our network marketing program.  The Company settled this case in May 2009.  See Note 15 – “Commitments and Contingencies”.  Litigation claims can be expensive and time consuming to bring and defend against and could result in settlements or damages that could significantly affect financial results.  Consequently, the independent auditor’s report for the year ended December 31, 2008, included an explanatory paragraph to its audit opinion stating that our losses from operations, deficiency in working capital, and substantial uncertainties raise substantial doubt about our Company’s ability to continue as a going concern.

As part of our continual efforts to improve the operating efficiency of our Company and in response to these challenges, we have taken several actions and continue to evaluate other areas of opportunity to ensure that our Company will continue as a going concern.  In April 2009, our Board of Directors appointed a consultant with 25 years of senior management experience to provide recommendations to the Chief Executive Officer, the Board of Directors and management on cost structure improvements, compliance and other matters to improve the overall profitability of our Company.  We have instituted a cost reduction program that includes a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization.  The reductions in labor and fringe costs were approximately $1.1 million for the full year 2008 results and approximately $1.2 million and $2.0 million, respectively, for the three and six months ended June 30, 2009.  In addition, numerous other discretionary costs have been eliminated, although these amounts are difficult to quantify.  Furthermore, to raise additional capital, the Company implemented the TSO Stock Purchase Plan which became operational in April 2009 (see Note 9 – “Share Based Payments” to the condensed consolidated financial statements) and generated $117,000 in proceeds as of June 30, 2009.  Our Company is also evaluating the sale of certain non-core assets and additional programs to raise new capital for future operations.

In addition, the Company achieved resolution to some uncertainties that existed as of December 31, 2008, such as the civil action with the State of California as well as the dispute with its insurance carriers regarding their coverage for the defense of the case with California.  On May 14, 2009, the Company settled its case with the California Attorney General by entering into a Stipulated Judgment and agreeing to pay $1.0 million to the State of California for fines, restitution and the reimbursement of legal fees of which $500,000 has been paid as of June 30, 2009.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the Company or its executive officers.  With the California case settled, the Company finalized an agreement with its insurance carriers regarding the amount of coverage they would provide for the defense of the California case, as well as the Illinois class action suit.

Additionally, the Company is addressing the decline in new IBC sales and existing SO retention with the following key initiatives:

•
Through our ongoing marketing we are balancing initiatives to attract new SOs and retain existing SOs.  Understanding that today, our customers are more value oriented in their purchase decisions, we are expanding the “value” received in purchasing an IBC by bringing “in-house” our new “Shop YTB” where SOs can direct customers to shop for items they already purchase online and receive commissions and cash back on normal purchases of everyday items.

•
We are developing new marketing programs and enhancing existing marketing programs to communicate the value of our IBC by offering a marketing system that enhances consistent marketing and tracking of the SO sales efforts via a systematic marketing program.

We believe these factors will contribute toward reducing our operating losses and working capital deficiency.  However, there can be no assurance that our Company will be successful in achieving its objectives.

On May 14, 2009, a civil action was filed by the Illinois Attorney General against three subsidiaries of the Company and certain of its executive officers alleging that the Company violated Illinois’ unfair competition and advertising laws.  Although we believe that we have meritorious defenses against this action as well as the legal proceedings discussed in Note 15 – “Commitments and Contingencies” to the condensed consolidated financial statements, and we intend to vigorously defend the cases, if we are unsuccessful in our defense against the claims, the result would likely have a material adverse effect on our liquidity, financial condition, results of operations and the value of our common stock.

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

Cash flows generated from continuing operations is combined with cash flows generated from discontinued operations within operating activities, investing activities, and financing activities in our condensed consolidated statement of cash flows.  The following table presents a summary of our cash flows individually for continuing and discontinued operations for each of the three activities:

	Six months ended June 30,
Dollars in thousands	2009	2008

Net cash provided by (used in):
Operating activities
Continuing	$(608)	$4,737
Discontinued	(345)	(43)
Total operating activities	(953)	4,694
Investing activities
Continuing	421	(5,885)
Discontinued	251	-
Total investing activities	672	(5,885)
Financing activities
Continuing	70	103
Discontinued	-	(11)
Total financing activities	70	92
Effect of exchange rate changes on cash	11	-

Net increase (decrease) in cash	$(200)	$(1,099)

Net cash used in operating activities of our continuing operations in the first half of 2009 was $608,000 compared to cash provided by operating activities of $4.7 million in the first half of 2008.  In addition, the operating activities of our discontinued operations used $345,000 and $43,000 of cash in the six months ended June 30, 2009 and June 30, 2008, respectively.

Net cash provided by investing activities of our continuing operations was $421,000 during the first half of 2009 compared to $5.9 million used in the first half of 2008. This $6.3 million decrease in cash consumed was primarily related to a decrease in purchases of property and equipment of $5.7 million as well as an increase of $872,000 in proceeds received from the sale of assets held for sale resulting from the sale of the Company’s business jet for $872,000, net of $28,000 in closing costs.  Also partially offsetting the decrease in cash consumed was $378,000 in cash relinquished in the sale of our REZconnect subsidiary during the first half of 2009.  In addition, the investing activities of our discontinued operations provided $251,000 of cash in the six months ended June 30, 2009, which represents net proceeds from the sale of short term investments.

Net cash provided by financing activities of our continuing operations was $70,000 and $103,000, respectively, for the six months ended June 30, 2009 and 2008.  Net cash provided by financing activities during the first half of 2009 related to proceeds received from the Company’s TSO Stock Purchase Plan.  Net cash provided by financing activities in the first half of 2008 resulted primarily from proceeds received from the exercise of common stock warrants.  In addition, during the first half of 2008, we deposited funds in connection with our obtaining a Standby Letter of Credit of $1.9 million collateralizing the obligations of our Sales Director-level Reps under two cruises that they booked, both of which set sail prior to June 30, 2008 triggering the release of all funds under this Letter of Credit to satisfy our obligations to the cruise line.  Also during the first half of 2008, a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as the Company’s new corporate headquarters was released and subsequently surrendered by the Company in partial repayment of the principal amount outstanding under such indebtedness.

On March 23, 2009, the Company’s domestic credit card processor (the “processor”) increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million.  Subsequently on May 29, 2009, the processor agreed to discontinue withholding additional reserves once a $2.7 million balance was attained.  As of June 30, 2009, the full amount of the $2.7 million reserve requirement was funded, representing a use of funds of $1.3 million in the first six months of 2009.

In addition, the Company expended approximately $871,000 in legal defense costs during the first six months of 2009 that are not expected to continue into future periods.  However, additional legal expenses will be incurred related to the civil action filed by the state of Illinois, which the Company anticipates will be significantly lower than those incurred in conjunction with the California Attorney General suit.

The decision to sell the REZconnect subsidiary by the Company yields a loss on the recognition of future commitments of $2.6 million as a result of the disposal.  However, the future commitments recognized in the current period represent $2.0 million in non-cash expenditures.  As a result, the Company expects to realize cash savings of $2.4 million over the next 5.5 years based upon the cash payments to be made under the employment severance agreement versus the cash payments that would have been required under the original employment contracts.  Thus, while the Company has recognized significant expenses in the current period, the cash savings in the coming 5.5 years will serve to contribute a significant savings in terms of liquidity, helping to strengthen the Company’s position.

On July 26, 2009, the $1.9 million balloon payment on the Company’s note on its corporate headquarters came due.  Per the terms of the agreement, the note is payable upon demand; however, no demand has been made to date.  Currently, the Company is in negotiations with the lender to extend the term of the note.  The Company will continue to make payments under the original terms of the note.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards that require non-controlling interests, previously referred to as minority interests, to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings.  The adoption of SFAS 160 as of January 1, 2009 had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

The provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) became effective for the Company on January 1, 2009. SFAS 161 applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. SFAS 161 had no impact on the Company's disclosures and no material impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) as amended by FASB Staff Position (“FSP”) FAS No. 141(R)-1 (“FSP 141(R)-1”) issued in April 2009.  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FSP 141(R)-1 addresses certain issues raised upon the issuance of SFAS 141(R), with regard to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  SFAS 141(R), as amended, will be effective for any future acquisitions made by the Company.  The adoption of SFAS 141(R), as amended, had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

In April 2008, the FASB finalized FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles (“GAAP”). In addition, FSP 142-3 requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company adopted FSP 142-3 on January 1, 2009. The adoption had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

In addition, in April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009 by making any required additional financial statement disclosures. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”) to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted FSP 115-2 and 124-2 during the quarter ended June 30, 2009.  The adoption of FSP 115-2 and 124-2 had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

The FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) during April 2009. FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company adopted FSP 157-4 during the quarter ended June 30, 2009.  The adoption of FSP 157-4 had no impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption had no material impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor.  Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company is currently evaluating this new statement.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, our primary market risks include fluctuations in interest rates and exchange rate variability.  We continually monitor these risks and the manner in which we manage them.  Based on our most recent evaluation, we do not believe our risk position at June 30, 2009 has changed materially from that at December 31, 2008.

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

The following actions were taken as part of our Company’s remediation plan to correct this material weakness.  During 2008, an internal audit function was established and staffed.  Early in 2009, this function began reporting directly to the Chairman of the Audit Committee of the Board of Directors. In addition, our Board of Directors implemented restrictions on management's authority to enter into certain transactions.  Specifically, management must discuss with a board liaison (i) any proposed transaction outside of the ordinary course of business; and (ii) any transaction that exceeds $100,000 in aggregate annual expenditures, or $50,000 for related party transactions.

During the second quarter of 2009, the Board of Directors appointed a consultant with 25 years of senior management experience to provide recommendations to the Board of Directors and management on cost structure, compliance and other matters to improve the overall profitability of the Company.

Evaluation of Disclosure Controls and Procedures

In connection with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In conducting this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because the actions taken to correct the material weakness in our internal control over financial reporting as of December 31, 2008 were recently implemented, further monitoring and testing was necessary to evaluate the effects of such remedial actions.  As such, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 our disclosure controls and procedures were not effective because of the material weakness discussed above.  Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2008, we believe that the consolidated financial statements contained in this report accurately present our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2009, other than those discussed above, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 4, 2008, a civil action was filed against three subsidiaries of our Company and certain of our executive officers in the Superior Court of California, County of Los Angeles, by the California Attorney General. The complaint alleged that the defendants violated California’s unfair competition, anti-pyramid and advertising laws. The complaint was filed after 18 months of dialogue, initiated by us with the Attorney General to discuss the implementation of a new California travel law and its potential effect on our business model. Throughout these discussions, which broadened over time, the Company has consistently cooperated with the state’s information requests. On December 19, 2008, the California Attorney General amended its complaint to add YTB International, Inc. as an additional defendant. This addition did not otherwise change the nature of the allegations or claims asserted in the litigation. The California Attorney General sought a permanent injunction preventing the defendants from making any untrue or misleading statements or committing any acts of unfair competition, penalties of at least $15.0 million, and restitution of at least $10.0 million.  On April 6, 2009, the Company reached a tentative settlement agreement with the State of California.

On May 14, 2009, YTB International, Inc., YourTravelBiz.com, Inc., YTB Travel Network, Inc., and YTB Travel Network of Illinois, Inc. (collectively, the “YTB Parties”) and J. Lloyd Tomer, J. Scott Tomer, J. Kim Sorensen and Andrew Cauthen (collectively, “Certain Executive Officers”) stipulated a Proposed Final Judgment and Permanent Injunction (“Stipulated Judgment”) with the California Attorney General related to the civil action filed against the YTB Parties and Certain Executive Officers in August 2008 alleging the following: the defendants operated a pyramid scheme in violation of California law, utilized misleading marketing and other materials, offered travel credentials and discounts to participants not meeting certain requirements and operated a franchise without complying with applicable franchise laws.  In addition, on May 14, 2009, the Los Angeles Superior Court entered the Stipulated Judgment that reflected the agreement the YTB Parties and Certain Executive Officers reached with the California Attorney General.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the YTB Parties or the Certain Executive Officers and does not represent any findings by the court as to any matter of law or fact.  By entering into the Stipulated Judgment, each defendant waived the right to appeal, challenge or vacate the Stipulated Judgment.

The Stipulated Judgment applies to all defendants, subsidiaries, affiliates, employees, agents and others who act in concert with the Company in connection with the operation of the YTB Parties in California only.

The Stipulated Judgment defines Website Owners as those who own a website from the YTB Parties through which they sell travel or other goods.  Website Owners include those persons who are or become a franchise under the YTB Parties’ proposed franchise business model.  Website Sellers are those who sell the Website Owner opportunity or recruit others to sell the Website Owner opportunity and will include those who are or become franchise brokers under the YTB Parties’ proposed franchise business model.

The Stipulated Judgment provides, in pertinent part, for the following:

•
The YTB Parties must provide consumers with certain information in a clear and conspicuous manner about the number and compensation of Website Owners and Website Sellers, including the typical income earned by Website Owners and Website Sellers, the typical cost of operations, the number of Website Owners who are deactivated, and the number of Website Owners and Website Sellers who have not earned compensation.  The YTB Parties must clearly explain their compensation calculations and any requirements a consumer must meet before he or she can participate in the YTB Parties.  It also requires the YTB Parties to establish a free demonstration website that must be used when recruiting others.

•	The YTB Parties are prohibited from issuing travel credentials in California and advertising or representing that travel discounts, other perks or tax write-offs are available by purchasing a website.
•
The YTB Parties must modify the practices and separate the functions of Website Owner and Website Seller, including the training, marketing and promotional information pertaining to each of them.  The YTB Parties must also revise its Website Owner and Website Seller compensation programs and may not compensate them unless certain conditions have been met.  The YTB Parties are prohibited from offering incentives to Website Owners to become Website Sellers, and vice versa.

•
The YTB Parties have agreed to periodically provide the California Attorney General's Office status reports and certain information regarding the YTB Parties’ Website Owners and Website Sellers and give access to all YTB Parties marketing materials, events, meetings, gatherings and presentations to ensure the YTB Parties are complying with the Stipulated Judgment and California law.   In addition, the YTB Parties have agreed to register as a franchise with the California Department of Corporations on or before June 15, 2009.  The registration application documents were submitted to the California Department of Corporations on June 10, 2009.

Finally, the YTB Parties agreed to pay a fine in the amount of $400,000, attorneys’ fees and costs in the amount of $475,000 to the California Attorney General and restitution to California residents in an amount not to exceed $125,000.  These payments are not dischargeable in bankruptcy.  During the first half of 2009, the Company recorded a $1,000,000 accrual related to these payments, of which $500,000 had been paid as of June 30, 2009, resulting in a balance of $500,000.  The remaining balance will be paid in two installments of $250,000, due at the end of the next two quarters of 2009.

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against the Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois. The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois. The two cases have now been consolidated and are proceeding together before the same judge. The plaintiffs have filed a consolidated complaint, seeking damages of over $100.0 million. On February 9, 2009, the Company filed motions to dismiss the consolidated complaint.

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action Complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that, though frequently substantively similar to the dismissed consolidated complaint,  purported to conform with the Court’s ruling while also adding claims against the Company for alleged violations of Missouri Merchandising Practices Act, the Utah Consumer Sales Practices Act, and the Georgia Sale of Business Opportunities Act.  On July 20, 2009, the Court, acting on its own motion struck plaintiff’s amended complaint in its entirety based on the Court’s belief that the amended complaint, described as an “ungainly monster,” likely does not pass muster under the applicable federal pleading standards. As of July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  To date, the Court has not ruled on these motions.  Management believes the Company has meritorious defenses and intends to vigorously defend this case.

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

On February 6, 2009, the individual insureds filed a declaratory judgment action in circuit court in Madison County, Illinois, in order to protect their rights under the Illinois National policy. The action seeks a declaration from the court that Illinois National's obligation to advance and reimburse their defense costs in connection with the California Attorney General's lawsuit is not limited by California Insurance Code Section 533.5. The individual insureds have not yet served the complaint in this suit on Illinois National and have pursued discussions with Illinois National about possible resolution of the matter.  On March 30, 2009, the Company reached a tentative agreement with Illinois National regarding the California Insurance Code issue conditional on a final settlement with the State of California and certain other conditions that have not yet been met.  Until Illinois National receives written notice from the State of California, the individual insureds cannot withdraw their case.  However, through June 30, 2009, all reimbursements due from the insurance carriers have been made.

On April 1, 2009, a Second Amended Complaint was filed in the Circuit Court for the Third Judicial Circuit of Madison County, Illinois against a certain executive officer, other entities, and added as a defendant, YourTravelBiz.com, Inc., now known as YTB Marketing, Inc.  The complaint alleges violation of an oral contract for certain services, but contains no apparent valid claims against YourTravelBiz.com, Inc. or the Company.  The Company filed an initial motion to dismiss which was granted in part.  The discovery process in this case is ongoing.  The Company anticipates filing a motion for summary judgment once the discovery process is completed.

In addition to other consideration, the Company received a $500,000 promissory note dated November 24, 2008 as proceeds for the sale of land situated in Madison County, Illinois, which was non-interest bearing so long as there was no event of default thereunder.  Principal and other amounts under the note, collateralized by the related land sold, was due and payable on March 24, 2009.  On April 22, 2009, the Company sent a notice of default under the promissory note and mortgage to the purchaser because the purchaser failed to satisfy all obligations under the note within 120 days.  The notice required the purchaser to cure such non-payment within five business days of receipt of the notice, as required by the mortgage.  On May 6, 2009, the Company filed a complaint for foreclosure in Madison County, Illinois Circuit Court under the terms of the promissory note and mortgage because the purchaser failed to cure the non-payment within the required five business days.  On June 2, 2009, a notice of foreclosure was recorded against the land.

On May 7, 2009, YTB Marketing and YTB Travel Network of Illinois Inc. (“YTB Travel Network”) filed in the Circuit Court of Madison County, Illinois a Complaint for Injunctive Relief and Motion for Temporary Restraining Order against certain former Sales Directors of YTB Marketing, each of whom became affiliated with another network marketing company and violated their contract terms.  The Complaint for Injunctive Relief requests, among other things, that the Court enjoin defendants from soliciting or recruiting any of the Company’s Reps or SOs to any other network marketing company, other than Reps whom the defendants personally sponsored.  YTB Marketing and YTB Travel Network are also seeking to recover their costs, expenses and attorneys’ fees.  The Court has set a hearing on the matter for May 14, 2009.  As a result of the hearing, the temporary injunction is in place.

On or about May 8, 2009, YTB Marketing filed in the Circuit Court of Madison County, Illinois a Complaint for Monies Due Under Promissory Notes against certain former Sales Directors of YTB Marketing seeking recovery of all sums due from defendants under certain promissory notes, together with costs and attorneys' fees. The former Sales Directors filed a counter claim against YTB Marketing claiming unspecified damages.  The Company believes their claim has no merit and intends to vigorously defend its position.

Also on May 14, 2009, a civil action was filed against three subsidiaries of YTB International, Inc. (the “Company”) and certain executive officers of the Company in the Superior Court of Illinois, Champaign County, by the Illinois Attorney General. The complaint alleges that the defendants violated Illinois’ unfair competition and advertising laws. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the case.  The office of the Illinois Attorney General has agreed to extend the date by which the Company must respond to their complaint to August 26, 2009.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on June 15, 2009.  The holders of 103,892,941 shares of our common stock, consisting of:  (i) 70,281,422 shares of Class A Common Stock, with voting power of one-tenth vote per share, and (ii) 33,615,519 shares of Class B Common Stock, with voting power of one vote per share, were entitled to vote at the meeting.  There were present, either in person or by proxy, holders of at least 81,163,085 shares of our common stock, consisting of:  (i) 55,936,494 shares of Class A Common Stock and (ii) 25,226,591 shares of Class B Common Stock, entitled to vote thereat, that being a quorum of the shares entitled to vote.  The votes taken at such meeting were as follows:

a)	With respect to the approval of Proposal 1 (election of Class II Director Nominees):

	For	Withhold authority

J. Scott Tomer	29,168,070	1,652,170
Paul A. Hemings	29,821,170	999,070

b)	With respect to the approval of Proposal 2 (ratification of UHY LLP as Independent Auditors of the Company):

For	Against	Abstain

30,560,244	113,222	146,774

Item 5.  Other Information.

a)	None.
b)
There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 6.  Exhibits

10.1	Form of Restricted Stock Award Agreement – At Election Award for Non-Employee Directors, by and between the Company and eligible members of the Company’s Board of Directors upon election to the Board.

10.2	Stipulation For Entry of Final Judgment and Permanent Injunction, dated May 14, 2009.

10.3
Employment Severance Agreement by and between YTB International, Inc., Michael Brent, Derek Brent and REZconnect Technologies, Inc., dated as of June 30, 2009, incorporated by reference to the Company’s Current Report on Form 8-K/A, Exhibit 10.1, filed with the SEC on August 5, 2009.

10.4
Agreement of Purchase and Sale by and between Michael Y. Brent and Derek Brent, as Purchasers, and YTB International, Inc., as Seller, dated as of June 30, 2009, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on July 7, 2009.

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

YTB International, Inc

/s/ J. Scott Tomer
J. Scott Tomer
Director and Chief Executive Officer
Dated: August 7, 2009

/s/ John D. Clagg
John D. Clagg
Chief Financial Officer
Dated: August 7, 2009