Form 10-Q
period 2009-09-30
YTB International, Inc.
filed 2009-11-06
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                                                 No ☒

As of November 2, 2009, there were 75,386,059 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 33,759,796 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding. *

* Excludes 2,895,970 restricted shares of Class A Common Stock and 5,791,940 restricted shares of Class B Common Stock that have been granted but are being held in escrow, as they have not yet vested and are therefore not treated as outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Three and nine months ended September 30, 2009

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
Dollars in thousands, except share and per share data	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$800	$1,203
Restricted cash	2,898	1,667
Short-term investments	28	251
Accounts receivable (less allowance for doubtful accounts of $0 in 2009 and $7 in 2008)	1,015	2,680
Notes receivable (less allowance for uncollectible notes of $436 in 2009 and $562 in 2008)	1,601	458
Inventory, net	392	1,335
Prepaid marketing commissions and advances (less allowance for uncollectible advances of $238 in 2009 and $162 in 2008)	2,078	8,991
Assets held for sale	-	844
Other prepaid expenses and current assets, net	387	350

Total current assets	9,199	17,779

Property and equipment, net	16,835	18,728
Intangible assets, net	2,267	2,322
Goodwill	2,979	2,979
Other assets	49	1,278

TOTAL ASSETS	$31,329	$43,086

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,278	$2,446
Accrued marketing commissions	1,826	2,797
Accrued travel commissions	920	1,810
Other accrued expenses	3,275	3,108
Deferred revenue	4,523	13,505
Short-term debt	1,613	1,973
Other current liabilities	1,263	1,303

Total current liabilities	14,698	26,942

Other long-term liabilities:
Deferred tax liability	755	755
Other income tax liabilities	179	185
Other liabilities	1,885	11

Total other long-term liabilities	2,819	951

TOTAL LIABILITIES	17,517	27,893
Commitments and Contingencies (Notes 2 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 74,987,867 and 69,379,259 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	75	69
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 33,854,315 and 34,413,682 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively; convertible into Class A shares on a one-for-one basis	34	34
Additional paid-in capital	40,552	38,843
Accumulated other comprehensive loss	(4)	(70)
Retained earnings (deficit)	(26,823)	(23,683)
Treasury stock, at cost, 25,404 shares at September 30, 2009	(22)	-

TOTAL STOCKHOLDERS' EQUITY	13,812	15,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,329	$43,086

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
Dollars in thousands, except share and per share data	September 30, 2009	September 30, 2008
NET REVENUES
Internet business center sales and monthly fees	$10,740	$30,474
Travel commissions and services	3,642	7,360
Training programs and marketing materials	822	2,677
Other	707	1,642

Total net revenues	15,911	42,153

OPERATING EXPENSES
Marketing commissions	5,144	16,765
Travel commissions	2,069	4,587
Depreciation and amortization	684	678
Training programs and marketing materials	592	2,945
General and administrative	7,071	16,538

Total operating expenses	15,560	41,513

OPERATING INCOME	351	640

OTHER INCOME (EXPENSE)
Interest and dividend income	55	30
Interest expense	(30)	(10)
Foreign currency translation loss	(14)	(101)

Total other income (expense)	11	(81)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	362	559

INCOME TAX BENEFIT	(14)	(36)

INCOME FROM CONTINUING OPERATIONS	376	595

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(14)	(307)

NET INCOME	$362	$288

NET INCOME PER SHARE:

Weighted average shares outstanding - basic for Class A and Class B shares	108,409,604	103,438,235
Weighted average shares outstanding - diluted for Class A and Class B shares	108,409,604	110,080,692

Income per share from continuing operations - basic*	$0.00	$0.01
Loss per share from discontinued operations - basic*	$(0.00)	$(0.00)
Net income per share - basic*	$0.00	$0.00

Income per share from continuing operations - diluted*	$0.00	$0.01
Loss per share from discontinued operations - diluted*	$(0.00)	$(0.00)
Net income per share - diluted*	$0.00	$0.00

*  Amounts for Class A and Class B shares are the same under the two-class method.  See Note 3.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended
Dollars in thousands, except share and per share data	September 30, 2009	September 30, 2008
NET REVENUES
Internet business center sales and monthly fees	$43,147	$97,737
Travel commissions and services	9,611	19,861
Training programs and marketing materials	1,591	8,004
Other	982	2,206

Total net revenues	55,331	127,808

OPERATING EXPENSES
Marketing commissions	21,157	66,310
Travel commissions	5,694	14,349
Depreciation and amortization	2,020	1,890
Training programs and marketing materials	1,564	8,012
General and administrative	25,103	40,102

Total operating expenses	55,538	130,663

OPERATING LOSS	(207)	(2,855)

OTHER INCOME (EXPENSE)
Interest and dividend income	126	161
Interest expense	(78)	(61)
Foreign currency translation gain (loss)	1	(119)

Total other income (expense)	49	(19)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX (BENEFIT) PROVISION	(158)	(2,874)

INCOME TAX (BENEFIT) PROVISION	(96)	83

LOSS FROM CONTINUING OPERATIONS	(62)	(2,957)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(3,078)	(472)

NET LOSS	$(3,140)	$(3,429)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic for Class A and Class B shares	105,960,112	103,283,879
Weighted average shares outstanding - diluted for Class A and Class B shares	105,960,112	103,283,879

Loss per share from continuing operations - basic*	$(0.00)	$(0.03)
Loss per share from discontinued operations - basic*	$(0.03)	$(0.00)
Net loss per share - basic*	$(0.03)	$(0.03)

Loss per share from continuing operations - diluted*	$(0.00)	$(0.03)
Loss per share from discontued operations - diluted*	$(0.03)	$(0.00)
Net loss per share - diluted*	$(0.03)	$(0.03)

*  Amounts for Class A and Class B shares are the same under the two-class method.  See Note 3.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Dollars in thousands,	Preferred		Common Stock					Accumulated		Treasury		Total
except share data	Stock		Class A		Class B		Additional	Other	Retained	Stock		Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Earnings (Deficit)	Shares	Amount	Equity (Deficit)

Balance at December 31, 2008	-	$-	69,379,259	$69	34,413,682	$34	$38,843	$(70)	$(23,683)	-	$-	$15,193

Exchange Class B shares for Class A shares	-	-	2,074,197	2	(2,074,197)	(2)	-	-	-	-	-	-

Common shares issued for restricted stock grant	-	-	2,514,177	3	1,024,600	1	(4)	-	-	-	-	-

Common shares issued under employment severance agreement	-	-	530,004	1	-	-	48	-	-	-	-	49

Amortization of restricted stock	-	-	-	-	-	-	1,245	-	-	-	-	1,245

Shares sold under TSO Stock Purchase Plan	-	-	490,230	-	490,230	-	141	-	-	-	-	141

Shares surrendered to treasury in payment of oustanding note receivable	-	-	-	-	-	-	-	-	-	(25,404)	(22)	(22)

Stock option compensation	-	-	-	-	-	-	280	-	-	-	-	280

Net loss	-	-	-	-	-	-	-	-	(3,140)	-	-	(3,140)
Foreign currency translation adjustment								66				66
Total comprehensive loss	-	-	-	-	-	-	-	-		-	-	(3,074)

Rounding difference	-	-	-	-	-	1	(1)	-	-	-	-	-
Balance at September 30, 2009	-	$-	74,987,867	$75	33,854,315	$34	$40,552	$(4)	$(26,823)	(25,404)	$(22)	$13,812

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Dollars in thousands	Nine months ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,140)	$(3,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,020	1,890
Provision for uncollectible notes and advances	19	472
Loss on disposal of property and equipment	40	12
Impairment loss on property and equipment	-	310
Loss on disposal of discontinued operations, net of tax	2,614	-
Reserve against inventory	359	1,392
Reserve against earnest money deposit	10	-
Write-off of deposit on acquisition of business	-	311
Interest income on notes receivable	(46)	(100)
Provision for uncollectible interest on notes receivable	46	77
Shares issued for services	-	510
Amortization of restricted stock	1,245	400
Stock option expense	212	165
Compensation expense (credit)	(271)	422
Change in operating assets and liabilities:
Restricted cash-collateral used as reserves for credit card processing	(1,289)	(114)
Restricted cash-Canadian operations	109	(24)
Accounts receivable, net	1,599	357
Notes receivable	92	1,072
Inventory	599	122
Prepaid marketing commissions and advances	6,673	10,000
Other prepaid expenses and current assets	(62)	967
Other assets	26	(73)
Accounts payable	(1,168)	2,836
Accrued marketing commissions	(637)	(506)
Accrued travel commissions	(859)	141
Other accrued expenses	(483)	(1,174)
Other current liabilities	(60)	620
Deferred revenue	(8,766)	(10,494)
Other income tax liabilities	9	(19)
Other liabilities	(2)	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,111)	6,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(85)	(7,843)
Proceeds from sale of property and equipment	14	10
Proceeds from asset held for sale	872	-
Cash paid to prepare asset for sale	(28)	-
Acquisition of business	-	(149)
Proceeds from redemption of short-term investments	329	-
Purchases of short-term investments	(106)	27
Cash relinquished in disposal of discontinued operations	(129)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	867	(7,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	434
Principal repayments of debt	-	(16)
Repayment of short-term debt	(360)	(504)
Cash collateral for standby letter of credit	-	(1,910)
Reduction in cash collateral for standby letter of credit	-	1,910
Reduction in restricted cash-collateral for outstanding note	-	500
Proceeds from exercise of common stock options	-	2
Proceeds received under TSO stock purchase plan	144	-
Proceeds from exercise of common stock warrants	-	254
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(216)	670

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	57	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(403)	(1,142)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,203	1,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$800	$589

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of capitalized interest)	$89	$61
Income taxes paid	206	233

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in accounts payable and accrued expenses	$-	$1,203
Reclass of notes receivable from other assets to notes receivable	1,200	-
Reclass of long-term investments to available-for-sale securities	-	1,000
Reclass of property and equipment to assets held for sale	-	900
Shares issued for severance liability	49	-
Shares surrendered in repayment of note receivable	22	-
Stock option compensation	68	425
Shares issued for restricted stock grant	4	5
Transfer of Class B common stock shares to Class A common stock shares	2	15
Reclass of notes receivable to other current assets / other assets	-	65
Notes receivable issued for sale of property and equipment	-	60
Reclass of notes receivable reserve to acquisition of business reserve	-	45
Reclass of commission advances to notes receivable	-	21

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) has three wholly-owned subsidiaries: YTB Marketing, Inc. (formerly YourTravelBiz.com, Inc.) and its subsidiaries (collectively, “YTB Marketing”); YTB Travel Network, Inc. and its subsidiaries (collectively, “YTB Travel”); and YTB Franchise Services, Inc. (“YTB Franchise”).  The Company, together with its subsidiaries, is hereafter collectively referred to as the “Company” unless noted otherwise.  During the second quarter of 2009, as described in Note 13 – “Discontinued Operations”, the Company’s Board of Directors made a strategic decision to sell its subsidiary, REZconnect Technologies, Inc. (“REZconnect”), on June 30, 2009.

The Company markets and provides internet-based travel-related services and is a full-service provider of travel products and services to the leisure and small business traveler and offers other general products and services to the consumer. Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions.

YTB Marketing establishes and sells Internet Business Centers (“IBC” or “IBCs”), formerly referred to as Internet Travel Centers or internet travel websites, and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell IBCs through a direct sales model and are compensated via a multilevel marketing commission structure.  YTB Marketing conducts business through marketing, training and support of its Rep sales force which is responsible for marketing and selling IBCs to Site Owners, formerly known as Travel Site Owners (“TSO” or “TSOs”) or Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel provides customer access to the travel vendor, supports online booking transactions, supplies personal fulfillment services, collects travel commissions from vendors and pays travel sales commissions.  YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from IBCs, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through the Company’s IBCs. The fulfillment is offered through interactive, real-time booking engines and access to preferred deals with leading travel industry suppliers.

YTB Franchise was formed in March 2009, to serve as the corporate entity to offer the proposed/contemplated franchise offerings in the future for the Company.  There has been no activity by YTB Franchise other than an initial capital contribution by YTB International, Inc.  The condensed consolidated balance sheet as of September 30, 2009 reflects the cash and stockholder position of this entity.  All intercompany transactions have been eliminated in consolidation.

The Company operates under various trade names, including “YourTravelBiz.com™,” “YourTravelBiz™,” “YTB Travel and Cruises™,” “YTBnet.com™,” “Travel Network™,” “YTB Travel Network™,” “Sunrise Travel Service™,” and “YTB.com™”.  The Company provides services to customers located primarily in the United States, but also provides services to customers in Canada, Bermuda, and the Bahamas and maintains its corporate headquarters in the State of Illinois.

In early 2008, YTB expanded its services into Canada, the Bahamas, and Bermuda. YTB commenced operations in the Bahamas in January 2008 and in Canada and Bermuda in early February 2008. As a result of this international expansion, Site Owners living in these countries can now refer customers to book travel and purchase products and services through IBCs that Site Owners acquire from the Company, and, similarly, Reps who are located there can market IBCs to others in the U.S., the Bahamas, Bermuda and Canada.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – BASIS OF PRESENTATION

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”) as well as rules promulgated by the Securities and Exchange Commission (the “SEC”).  The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure its financial condition, results of operations, and cash flows are reported consistently.  Over the years, the FASB and other designated GAAP-setting bodies, have issued GAAP guidance in the form of Statements of Financial Accounting Standards (“SFASs”), FASB Interpretations, FASB Staff Positions (“FSPs”), Emerging Issues Task Force (“EITF”) consensuses on issues, Accounting Standards Executive Committee Statements of Position (“SOPs”), etc.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification™ (the “Codification”).  The Codification is the single source of authoritative United States GAAP (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities.  In addition, rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The Codification does not change how the Company accounts for transactions or the nature of related required disclosures.  What the Codification changes is how the Company references guidance issued by the FASB.  Codification topics are referenced rather than SFAS 165, FSP 157-2, EITF 06-3, SOP 98-1, etc.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  Going forward, the FASB will not issue new standards in the form of SFASs, FSPs, or Interpretations.  Instead, the FASB will issue Accounting Standards Updates (“ASUs”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The references to GAAP have been updated in this Quarterly Report on Form 10-Q to reflect the guidance in the Codification.

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the SEC.  Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 6, 2009, the date of issuance of the Company’s condensed consolidated financial statements. See Note 17 - “Subsequent Events.”

Certain reclassifications have been made to the 2008 financial statements to conform to the current year presentation as of and for the periods ended September 30, 2009.  In the second quarter of 2009, our Board of Directors approved the sale of REZconnect.  As such, REZconnect operations have been presented as discontinued operations for all periods presented. Refer to Note 13 – “Discontinued Operations” for additional information.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

As shown in the accompanying financial statements, the Company has incurred operating losses for the first nine months of 2009 and 2008 of $207,000 and $2.9 million, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active Site Owners’ IBCs in the Company.  The number of active Site Owner IBC sites has declined during the nine months ended September 30, 2009 by a net of 41,962 to 50,421 active Site Owners’ IBCs from the 92,383 reported as of December 31, 2008.  In addition, from August 2008 through May 14, 2009, the Company was defending against a case brought by the California Attorney General challenging the legality of its network marketing program.  The Company settled this case on May 14, 2009.  Also in May 2009, a civil action was filed by the Illinois Attorney General against three subsidiaries of the Company and certain of its executive officers alleging that the Company violated Illinois’ unfair competition and advertising laws.  The Company believes that it has meritorious defenses against this action as well as the legal proceedings discussed in Note 16 – “Commitments and Contingencies,” and intends to vigorously defend the cases.  Litigation claims can be expensive and time consuming to bring and defend against and could result in settlements or damages that could significantly affect financial results.  The Company’s year-to-date losses from continuing operations, working capital deficiency and uncertainties surrounding the Company’s pending litigation may raise substantial doubt about the Company’s ability to continue as a going concern.

As part of the continual efforts to improve the operating efficiency of the Company and in response to these challenges, management and the Board of Directors have taken several actions and continue to evaluate other areas of opportunity to ensure that the Company will continue as a going concern.  In April 2009, the Board of Directors appointed a consultant with 25 years of senior management experience to provide recommendations to the Chief Executive Officer, the Board of Directors and management on cost structure improvements, compliance and other matters to improve the overall profitability of the Company.  See Note 17 – “Subsequent Events”.  Management has instituted a cost reduction program that includes a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization.  The reductions in labor and fringe costs were approximately $1.1 million for the full year 2008 results and approximately $1.5 million and $3.5 million for the three and nine months ended September 30, 2009, respectively.  In addition, numerous other discretionary costs have been eliminated, although these amounts are difficult to quantify.  Furthermore, to raise additional capital, the Company implemented the TSO Stock Purchase Plan which became operational in April 2009 and generated $144,000 in proceeds as of September 30, 2009.  See Note 10 – “Share-Based Payments” and Note 11 – “Stockholders’ Equity”.  The Company is also evaluating the sale of certain non-core assets and additional programs to raise new capital for future operations.

In addition, during the second quarter ended June 30, 2009 the Company achieved resolution to some uncertainties that existed as of December 31, 2008, such as the civil action with the State of California, as well as the dispute with its insurance carriers regarding their coverage for the defense of the case with California.  As previously discussed, on May 14, 2009, the Company settled its case with the California Attorney General by entering into a Stipulated Judgment and agreeing to pay $1.0 million to the State of California for fines, restitution and the reimbursement of legal fees of which $750,000 has been paid as of September 30, 2009.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the Company or its executive officers.  With the California case settled, the Company finalized an agreement with its insurance carriers regarding the amount of coverage they would provide for the defense of the California case, as well as the Illinois class action suit.

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

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

New Accounting Guidance

Recently Adopted Accounting Guidance

Effective January 1, 2009, the Company adopted the authoritative guidance issued by the FASB that applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Adoption of the guidance had no impact on the Company's disclosures and no material impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

Effective January 1, 2009, the Company adopted the revised authoritative guidance on business combinations issued by the FASB for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The revised guidance will be effective for any future acquisitions made by the Company.  Adoption of the guidance had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In April 2008, the FASB issued amended authoritative guidance on determining the useful life of intangible assets.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of the amended guidance is to improve the consistency between the useful life of a recognized asset and the period of expected cash flows used to measure the fair value of the asset. In addition, the amended guidance requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The amended guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company adopted the amended guidance on January 1, 2009. The adoption had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued authoritative guidance on interim disclosures about the fair value of financial instruments which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of the guidance as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted the guidance during the quarter ended June 30, 2009. The adoption had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairments for debt securities to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The guidance also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted the guidance during the quarter ended June 30, 2009.  The adoption had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued additional authoritative guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The additional guidance also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company adopted the guidance during the quarter ended June 30, 2009.  The adoption had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with the guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted guidance in the second quarter of 2009 and the adoption did not have a material impact on its condensed consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01, “Topic 105—Generally Accepted Accounting Principles - Amendments Based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”).  ASU 2009-01 amends the Codification for the issuance of FASB 168.  ASU 2009-01 includes FASB 168 in its entirety, including the accounting standards update instructions contained in Appendix B of FASB 168.  The Company adopted ASU 2009-01 during the quarter ended September 30, 2009. The adoption of ASU 2009-01 had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In August 2009, the FASB issued ASU 2009-04, “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” (“ASU 2009-04”).  ASU 2009-04 updates Section 480-10-S99, "Distinguishing Liabilities from Equity," reflecting the SEC staff’s views regarding the application of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock” (“ASR 268”), and clarifies that ASR 268 pertains to preferred stocks and other redeemable securities including common stock, derivative instruments, non-controlling interest, securities held by an employee stock ownership plan and share-based payment arrangements with employees.   The Company adopted ASU 2009-04 during the quarter ended September 30, 2009. The adoption of ASU 2009-04 had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In September 2009, the FASB issued ASU 2009-06, “Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure – Amendments for Nonpublic Entities” (“ASU 2009-06”).  ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates disclosure required by paragraph 740-10-50-15(a) through (b) for nonpublic entities.  The Company adopted ASU 2009-06 during the quarter ended September 30, 2009. The adoption of ASU 2009-06 had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

Recently Issued Accounting Guidance

In June 2009, the FASB issued amended guidance on the accounting for transfers of financial assets.  The amended guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor.  Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued amended guidance on the consolidation of variable interest entities which requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, the amended guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company is currently evaluating this new statement.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach.  The guidance provided in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.  The Company has evaluated this update and has determined that it will not have a significant impact on its financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating this update.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock:  Class A Common Stock and Class B Common Stock.  Shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time, on a one-for-one basis.  Shares of Class B Common Stock automatically convert into shares of Class A Common Stock upon sale or other disposition (except for transfers among related entities, transfers to trusts for the benefit of the transferring holder of the Class B Common Stock, bona fide pledges under financing arrangements and similar transfers).  The Company has computed the earnings per share using the “two-class” method.  Under the Company’s Amended and Restated Certificate of Incorporation, each share of Class A Common Stock and each share of Class B Common Stock are equal with respect to the right to receive dividends declared by the Company’s Board of Directors in its discretion, from time to time, from funds legally available, whether in cash, stock or property.  Because both classes share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Basic earnings (loss) per share is computed based on the weighted-average number of common shares (both Class A and Class B) outstanding for the period.  Diluted earnings (loss) per share is computed based on the weighted-average number of common shares (both Class A and Class B) and potentially dilutive common equivalent shares (both Class A and Class B) outstanding for the period, based on the treasury stock method.  A reconciliation of basic and diluted earnings (loss) is presented in the table below.  For purposes of determining net income (loss) per share attributable to the Company, income (loss) from continuing operations and the loss from discontinued operations, net of tax, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands, except share and per share data	2009	2008	2009	2008

Numerator:
Income (loss) from continuing operations	$376	$595	$(62)	$(2,957)
Loss from discontinued operations	(14)	(307)	(3,078)	(472)

Net income (loss)	$362	$288	$(3,140)	$(3,429)

Denominator:
Weighted average common shares and denominator for basic calculation:	108,409,604	103,438,235	105,960,112	103,283,879

Weighted average effects of dilutive equity based compensation awards:
Stock options	-	1,358,176	-	-
Stock warrants	-	1,868,627	-	-
Restricted stock awards	-	3,415,654	-	-

Denominator for diluted calculation	108,409,604	110,080,692	105,960,112	103,283,879

Income (loss) per share from continuing operations - basic*	$0.00	$0.01	$(0.00)	$(0.03)
Loss per share from discontinued operations - basic*	$(0.00)	$(0.00)	$(0.03)	$(0.00)
Net income (loss) per share - basic*	$0.00	$0.00	$(0.03)	$(0.03)

Income (loss) per share from continuing operations - diluted*	$0.00	$0.01	$(0.00)	$(0.03)
Loss per share from discontinued operations - diluted*	$(0.00)	$(0.00)	$(0.03)	$(0.00)
Net income (loss) per share - diluted*	$0.00	$0.00	$(0.03)	$(0.03)

*  For Class A and Class B

An aggregate of 8,021,479 shares (of both Class A Common Stock and Class B Common Stock) for the nine months ended September 30, 2008 were excluded from the computation of diluted earnings per share as the inclusion of such shares would have had an anti-dilutive effect.  There were no shares included in the diluted calculation for the three months ended September 30, 2009 or excluded for the nine months ended September 30, 2009 due to the decline in the Company’s average stock price during those periods.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – RESTRICTED CASH

Restricted cash as of September 30, 2009 and December 31, 2008 was $2.9 million and $1.7 million, respectively, primarily representing reserves with the Company’s domestic credit card processors of $2.8 million and $1.6 million, respectively, and $39,000 and $97,000, respectively, of reserves with an additional credit card processor used for the Company’s Canadian operations.

On March 23, 2009, the Company’s primary domestic credit card processor (the “processor”) increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million.  Subsequently on May 29, 2009, the processor agreed to discontinue withholding additional reserves once a $2.7 million balance was attained.  As of the end of the second quarter of 2009, the full amount of the $2.7 million reserve requirement was funded and remained outstanding as of September 30, 2009.

NOTE 5 – NOTES RECEIVABLE

Included in notes receivable are notes issued to certain Reps that bear interest at rates that approximate current market interest rates and have terms of one year or less.  The terms of many of the Rep notes have been extended beyond the original terms.  The notes are primarily guaranteed by Sales Directors with at least 2,000 people or more in their sales organization, against future earnings of those Sales Directors.  As of September 30, 2009 and December 31, 2008, reserves of $436,000 and $562,000, respectively, have been recorded against the respective note balances of $440,000 and $622,000.

Also included in notes receivable as of September 30, 2009 and December 31, 2008 is a $500,000 non-interest bearing note received as proceeds for the sale of land on November 24, 2008.  Principal under the note, collateralized by the related land sold, was due and payable March 24, 2009 (the “Maturity Date”).  Under the terms of the note, interest at the rate of 1.5% per month shall accrue from the Maturity Date until fully paid.  As of September 30, 2009, the $500,000 note and the accrued interest of $45,000 remained outstanding.  Due to the uncertainty associated with the collection of interest, the Company recorded a reserve of $45,000 during the three and nine months ended September 30, 2009.  On May 6, 2009, the Company initiated foreclosure proceedings under the terms of the promissory note and mortgage. On June 2, 2009, a notice of foreclosure was recorded against the land. See Note 16 – “Commitments and Contingencies.” The Company did not impute interest on the note as it was not material.  A deferred gain of $102,000 recorded by the Company during the fourth quarter of 2008 is included as a reduction to the note receivable as of September 30, 2009 and December 31, 2008.

In addition, included in notes receivable as of September 30, 2009 is a $1.2 million, 8% note received as proceeds for the sale of property and equipment on December 16, 2008.  The note was included in other assets as of December 31, 2008.  Interest only payments of $8,000 are due monthly beginning January 16, 2009.  The principal of $1.2 million along with the final interest payment of $8,000 is due June 16, 2010.  The note is collateralized by the related property sold.

NOTE 6 – INVENTORY, NET

Inventory, net, consists of the following materials available for sale to Reps:

Dollars in thousands	September 30, 2009	December 31, 2008
Audio / video marketing	$29	$66
Printed marketing materials	177	869
Apparel	186	400

Inventory, net	$392	$1,335

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a summary of the inventory reserve activity for the three and nine months ended September 30, 2009 and 2008:

Dollars in thousands	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Reserve, beginning of period	$3,049	$524	$3,024	$-
Additional reserve	76	868	625	1,392
Recoveries	(139)	-	(281)	-
Disposals	(1,934)	-	(2,316)	-
Reserve, end of period	$1,052	$1,392	$1,052	$1,392

Inventory reserves recorded at September 30, 2009 and December 31, 2008 are $1.1 and $3.0 million, respectively.

NOTE 7 – ASSETS HELD FOR SALE

On January 12, 2009, the Company sold its business jet for proceeds of $872,000.  In addition, the Company incurred costs of $28,000 to prepare the jet for sale.  At December 31, 2008, the estimated realizable value of the jet of $844,000 was included in assets held for sale.  The Company ceased depreciating the jet at the time it was classified as held for sale.  Depreciation for the three and nine months ended September 30, 2008 was $28,000 and $90,000, respectively, which is included in total depreciation and amortization expense.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

Dollars in thousands	September 30, 2009	December 31, 2008
Equipment	$2,924	$3,131
Furniture and fixtures	710	751
Capitalized software	4,223	5,296
Vehicles	64	64
Buildings and improvements	4,232	4,216
Land	3,341	3,341
Construction in progress and deposits	6,643	6,676
Leasehold improvements	115	142
	22,252	23,617
Less: Accumulated depreciation	(5,417)	(4,889)

Property and equipment, net	$16,835	$18,728

Total depreciation and amortization expense on property and equipment was $654,000 and $660,000 for the three months ended September 30, 2009 and 2008, respectively and $2.0 million and $1.8 million, respectively, for the nine months ended September 30, 2009 and 2008.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2009 and December 31, 2008, capitalized software development costs, net of accumulated amortization, totaled $173,000 and $305,000, respectively.  For the three months ended September 30, 2009 and 2008, the Company recorded amortization of capitalized software development costs of $44,000 and $46,000, respectively, and $132,000 and $123,000, for the nine months ended September 30, 2009 and 2008, respectively, which is included in total depreciation and amortization expense above.

On February 1, 2008, SAP®, the Company’s new enterprise resource planning software application, was implemented.  The cost of approximately $1.7 million was recorded as an addition to software during the first nine months of 2008. Cost, net of accumulated amortization was $823,000 and $1.3 million as of September 30, 2009 and December 31, 2008, respectively.  Depreciation for the three months ended September 30, 2009 and 2008 was $137,000 and $134,000, respectively, and $428,000 and $357,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in total depreciation and amortization expense above.

The Company capitalized interest related to the construction of its new corporate headquarters in Wood River, Illinois of $30,000 and $85,000, respectively, for the three and nine months ended September 30, 2008.  During January 2009, construction on the new corporate headquarters was suspended.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – SHORT-TERM DEBT

As more fully described in Note 15 – “Financing Arrangements,” and Note 21 – “Related Party Transactions,” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company purchased its headquarters property located in Wood River, Illinois in 2006 and obtained financing for the purchase through a loan from Meridian Bank (the “Loan”) which was subsequently renewed and extended in July 2008 (the “Note Renewal”).  See Note 12 – “Related Party Transactions.”  In October 2008, Meridian Bank was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking and subsequently, the FDIC was named Receiver.  On February 13, 2009, an unrelated third party, FirstCity Servicing Corporation as Servicer for FH Partners LLC (“FH Partners”), Owner, purchased the Note Renewal.  The terms of the Note Renewal did not change as a result of the purchase.

On July 26, 2009, the $1.9 million balloon payment on the Note Renewal came due.  On September 29, 2009, the Company executed a Loan Modification, Renewal, and Extension Agreement (the “Agreement”) effective July 26, 2009, with FH Partners.  The Agreement renews the note executed by the Company in connection with the Loan and the Note Renewal in the new amount of $1.9 million (the “Note”) and extends the maturity of the Note Renewal and Loan to April 30, 2010.  An additional principal installment in the amount of $300,000 was due and payable on September 30, 2009, which the Company paid timely, and a second additional principal installment in the amount of $200,000 is due and payable on December 31, 2009.  The amount due under the Note bears interest at a rate of 8.0% annually or, in the alternative at the Company’s option, prime plus 4% subject to the Company’s timely payments and the additional payment of $200,000.  In the event of default, as defined in the Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the Note due and payable.  All other terms of the Note Renewal and the Loan, including the representations and warranties, remain unchanged.

In connection with the execution of the Agreement, the Company granted FH Partners a mortgage on approximately nine acres of unencumbered raw land adjacent to the Company’s headquarters (the “Property”) as additional security for the Note, as evidenced by a Mortgage executed by the Company on September 29, 2009 (the “Mortgage”).  Under the Mortgage, the Company assigned and conveyed to FH Partners all rights, title and interest in existing or future leases for use of the Property and all rents and profits that pertain to the use of the Property.  In the event of default, as defined in the Mortgage, FH Partners has the right to foreclose on the Property and take possession or declare all payments immediately due and payable.

The outstanding balance of the Note as of September 30, 2009 was $1.6 million and the outstanding balance of the Note Renewal as of December 31, 2008 was $2.0 million.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – SHARE-BASED PAYMENTS

As of September 30, 2009, the Company had a share-based employee compensation plan, a share-based Sales Director bonus plan and TSO Stock Purchase Plan (the “TSO SPP”).  The share-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”)) and the share-based Sales Director bonus plan (the “2007 Sales Director Bonus Plan”) are more fully described in Note 19 – “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The TSO SPP was approved by the Company’s Board of Directors on January 26, 2009 and is administered by the Company’s Board of Directors or any committee appointed by the Board.  The TSO SPP authorizes the issuance of 7,500,000 shares of the Company’s Class A Common Stock and 7,500,000 shares of the Company’s Class B Common Stock and expires ten years from the date of approval.  The purpose of the TSO SPP is to attract, retain and motivate Site Owners of the Company and to assist them in acquiring a stock ownership interest in the Company so as to align their interests with those of the Company’s other stockholders.  Under the terms of the TSO SPP, eligible participants can purchase equity units for the defined purchase price on the last business day of each calendar month (each, an “Offering Date”).  Each equity unit is comprised of one share of the Company’s Class A Common Stock, one share of the Company’s Class B Common Stock, and one nonqualified stock option to purchase one share of Class A Common Stock and one share of Class B Common Stock.  The purchase price is defined as two times the closing price of the Company’s Class A Common Stock on the trading date previous to the relevant Offering Date.  The term of each option is ten years from the relevant Offering Date and the options vest at the rate of 20% on each of the first five anniversaries of the relevant Offering Date.

2004 Stock Option and Restricted Stock Plan.

Stock Options

On October 15, 2007, the Company’s Board of Directors approved an Employee Stock Option Program (the “Program”) as a means of providing equity incentive awards pursuant to the 2004 Plan to qualifying employees of the Company who achieve a certain duration of service for the Company.  Implementation of the Program was delayed until 2009.  On June 30, 2009, the Company’s Board of Directors granted incentive stock options to purchase 925,000 shares of the Company’s Class A Common Stock to eligible employees of the Company under the Program.  These stock options vest immediately on the date of grant and expire five years from the date of grant.  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants: risk-free interest rate of 1.38%; expected life of 2.5 years; dividend yield of 0% and expected volatility of 126.82%.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant.  The Company recognized $0 and $70,000, respectively, in compensation expense for the three and nine months ended September 30, 2009 for stock options issued under this grant.

The Company recognized $28,000 and $84,000 in compensation expense for all stock options issued under the 2004 Plan for the three months ended September 30, 2009 and 2008, respectively, and $207,000 and $165,000 for the nine months ended September 30, 2009 and 2008, respectively.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of September 30, 2009 and 2008 was $249,000 and $701,000, respectively.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Awards

On January 26, 2009 (the “Grant Date”), the Company’s Board of Directors approved the issuance of restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “Replacement Awards”).  The Sales Directors were notified of the Replacement Awards on February 13, 2009 (the “Measurement Date”).  The Replacement Awards consisted of 1,235,846 shares of the Company’s Class A Common Stock and 2,015,328 of the Company’s Class B Common Stock of which 50% vested on the Grant Date and 50% will vest on the first anniversary of the Grant Date.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the Measurement Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The Company recognized compensation expense for the amortization of the Replacement Awards of $126,000 and $788,000, respectively, for the three and nine months ended September 30, 2009.

On May 29, 2009, the Company’s Board of Directors granted the 2009 annual Board of Directors restricted stock award under the Company’s non-employee director compensation policy to four members of the Company’s Board of Directors.  Each award consisted of the calculated number of shares of the Company’s Class A Common Stock valued at $30,000 on the grant date, which represented the annual compensation under the policy.  The 800,000 shares granted vest entirely on the first anniversary of the grant date.  The cost of the award included an estimate of shares that will not vest due to forfeitures. See Note 17 – “Subsequent Events.” The Company recognized $5,000 and $25,000, respectively, in compensation expense for the three and nine months ended September 30, 2009 for the amortization of the restricted stock awards issued under this grant.

On June 15, 2009, the Company’s Board of Directors approved and granted the issuance of restricted stock awards to certain Sales Directors for their past commitment to the Company and for their future retention.  The awards consisted of 3,400,000 shares of the Company’s Class A Common Stock, of which 50% vested on the grant date and 50% will vest on January 1, 2010.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued, the actual number of shares forfeited as of September 30, 2009 and an estimate of shares that will not vest due to future forfeitures.  The Company recognized $78,000 and $327,000, respectively, in compensation expense for the three and nine months ended September 30, 2009 for the amortization of the restricted stock awards issued under this grant.

On June 22, 2009, the Company’s Board of Directors granted a restricted stock award under the Company’s non-employee director compensation policy to the three new members of the Company’s Board of Directors in connection with their appointments to the Board of Directors.  Each award consisted of the calculated number of shares of the Company’s Class A Common Stock valued at $40,000 on the grant date, which represented the compensation under the policy.  The 999,999 shares granted vest ratably over a period of four years beginning on the first grant date anniversary.  The impact of forfeitures on this award was not significant. The Company recognized compensation expense of $8,000 and $10,000, respectively, for the three and nine months ended September 30, 2009 for the amortization of the restricted stock awards issued under this grant.

The Company recorded $158,000 and $265,000 as net compensation expense related to the amortization of all restricted stock awards issued under the 2004 Plan for the three months ended September 30, 2009 and 2008, respectively, and $1.2 million and $400,000 for the nine months ended September 30, 2009 and 2008, respectively.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  As of September 30, 2009, there was $458,000 of unrecognized compensation expense related to the 5,189,101 shares of unvested restricted stock.  The weighted-average period over which the total unrecognized compensation expense related to these nonvested awards is expected to be recognized is 1.0 years.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2007 Sales Director Bonus Plan

As more fully described in Note 19 – “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the fair value for two awards of $467,000, granted as of July 15, 2008 under the 2007 Sales Director Bonus Plan, was recorded as accrued bonuses and included in other current liabilities on the Company’s balance sheet as of June 30, 2008 with a corresponding expense recorded as marketing commissions.  There were no awards granted during the third quarter of 2008 or the first three quarters of 2009.

The Company recorded a net reduction in accrued bonuses with an offset to additional paid-in capital of $51,000 and $192,000 during the three months ended September 30, 2009 and 2008, respectively, and $68,000 and $425,000 for the nine months ended September 30, 2009 and 2008, respectively, associated with the fair value of the exercisable portion of the grants issued under the 2007 Sales Director Bonus Plan which were net of forfeitures of previously exercisable portions of the grants.  In addition, during the third quarter of 2008 and the first quarter of 2009, accrued bonuses and marketing commissions expense were reduced by $46,000 and $271,000, respectively, for actual forfeitures incurred during the respective quarters.  No forfeitures were incurred during the second or third quarters of 2009 or the first six months of 2008. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Included in other accrued marketing commissions on the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively, are $113,000 and $452,000 of accrued bonuses that relate to options that are exercisable in the future.

TSO Stock Purchase Plan

The fair value of the Common Stock A and Common Stock B equity unit options purchased under the TSO SPP were estimated on the respective Offering Dates using the Black-Scholes option pricing model with the following weighted-average assumptions used for these purchases:

Offering	Equity	A	B	Risk Free	Expected	Dividend	Expected
Date	Units	Options	Options	Interest Rate	Life	Yield	Volatility

4/30/2009	140,050	140,050	140,050	1.91%	4.65	0.00%	107.39%
5/29/2009	151,660	151,660	151,660	2.18%	4.65	0.00%	107.93%
6/30/2009	26,817	26,817	26,817	2.38%	4.65	0.00%	108.92%
7/31/2009	95,453	95,453	95,453	2.37%	4.65	0.00%	110.33%
8/31/2009	76,250	76,250	76,250	2.23%	4.65	0.00%	111.35%
9/30/2009	21,426	21,426	21,426	2.16%	4.65	0.00%	111.24%

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

The Company recognized $3,000 and $5,000 as a reduction in revenues for equity unit options purchased under the TSO SPP for the three and nine months ended September 30, 2009, respectively.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future Site Owner turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of September 30, 2009 was $54,000.

During September 2009, management temporarily suspended the offer of sales of stock under the TSO SPP.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides additional information with respect to the aggregate stock option plan activity for the first nine months of 2009 under the Company’s 2004 Plan, 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value	Weighted- Average Remaining Life (Years)

Options outstanding at beginning of 2009	2,453,227	$0.85	$0.68
For the period from January 1, 2009 to September 30, 2009:
Granted	1,948,312	0.13	0.09
Forfeited	(433,357)	0.87	0.91
Expired	-	-	-
Exercised	-	-	-
Options outstanding September 30, 2009	3,968,182	$0.49	$0.36	5.44

Options exercisable at September 30, 2009	1,720,000	$0.49	$0.29	4.42

The total number of options outstanding at December 31, 2008 as disclosed in Note 19 – “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 was 2,819,827, which incorrectly included 366,600 options that expired in December 2008.  The total number of options outstanding at the beginning of 2009 as shown above has been adjusted to exclude these expired options.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008, respectively, was $0.09 and $0.80.  The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $101,000.  There were no options exercised during the nine months ended September 30, 2009.

A summary of stock options outstanding and exercisable as of September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
$0.07 - $1.00	3,068,182	5.25	$0.26	1,280,000	$0.19
$1.01 - $1.67	900,000	6.07	1.28	440,000	1.35

Total	3,968,182	5.44	$0.49	1,720,000	$0.49

One-Time Restricted Stock Award

During the third quarter of 2008, the Company determined that it was probable that the performance-related vesting conditions specified in the applicable restricted stock award agreements would not be met for all shares scheduled to vest on January 2, 2009.  As such, during the three and nine months ended September 30, 2008, the Company recorded a net reduction of $2.4 million and $0, respectively, of marketing commission expense related to the amortization of the unvested portion of these shares. The third quarter 2008 impact is the net of $1.2 million originally recorded as the third quarter 2008 amortization expense and the forfeiture estimate of $3.6 million, representing the year-to-date amortization as of September 30, 2008.  On January 2, 2009, all shares scheduled to vest on such date were forfeited, as the performance-related vesting conditions specified in the applicable restricted stock award agreements were not met.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2009, the Company expects that the performance-related vesting conditions specified in the applicable restricted stock award agreements will not be met for all shares scheduled to vest on January 2, 2010.  As such, no marketing commission expense was recorded for the three and nine months ended September 30, 2009 related to the amortization of the unvested portion of the award shares scheduled to vest on January 2, 2010.

As of September 30, 2009, there was approximately $4.5 million of unrecognized compensation expense related to the 4.3 million shares scheduled to vest on January 2, 2010.  As of September 30, 2009, there was approximately $4.5 million of unrecognized compensation expense related to 4.3 million shares scheduled to vest on January 2, 2011 which the Company expects to recognize ratably throughout 2010 to the extent the performance-related vesting conditions are expected to be satisfied.

Summary

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the One-Time Restricted Stock Award during the nine months ended September 30, 2009:
		Weighted-
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2009	15,299,058	$1.05
For the period from January 1, 2009 to September 30, 2009:
Granted	8,451,173	0.20
Vested	3,513,368	0.28
Forfeited	6,359,852	1.01
Non-vested at September 30, 2009	13,877,011	$0.74

As of September 30, 2009, there was approximately $9.4 million of unrecognized compensation expense related to the 13.9 million shares of unvested restricted stock under the Company’s 2004 Plan and the One-Time Restricted Stock Award, which includes $4.5 million of unrecognized compensation expense related to the 4.3 million shares expected to be forfeited on January 2, 2010 due to the failure to meet performance-related conditions.  The Company expects to recognize the remaining $4.9 million of total compensation expense not yet recognized related to the remaining nonvested awards over a weighted-average period of 1.1 years.

Total compensation cost recognized in the condensed consolidated statement of operations for all stock option and restricted stock plans for the three months ended September 30, 2009 and 2008 was $189,000 and a credit of $2.1 million, respectively, and $1.2 million and $987,000 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

On January 26, 2009, the Company’s Board of Directors approved the TSO SPP.  On February 23, 2009, the Company filed a registration statement on Form S-8 relating to the TSO SPP, however, the plan did not become operational until April 2009.  Pursuant to the terms of the plan, the minimum investment is $1,000 to purchase equity units at a price equal to two times the closing price of the Company’s Class A Common Stock on the trading date previous to the Offering Date.  An equity unit consists of (a) one share of the Company’s Class A Common Stock, (b) one share of the Company’s Class B Common Stock, and (c) one nonqualified stock option.  Each stock option is exercisable to purchase one share of Class A Common Stock and one share of Class B Common Stock.  See Note 10 – “Share Based Payments” for further details.

During the second and third quarters of 2009, the Company issued 490,230 shares of Class A Common Stock and 490,230 shares of Class B Common Stock, with a combined fair value of $141,000, in conjunction with the sale of 490,230 equity units under the TSO SPP.  The Company recorded the $141,000 in proceeds from the sale of the common stock and a corresponding entry to common stock in the amount of $1,000 and additional paid-in capital in the amount of $140,000.  Included in the Company’s other current liabilities is $3,000 for the future purchase of equity units per the terms of the plan.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

During the second quarter of 2009, 25,404 shares of common stock, with a fair value of $22,000, were surrendered by a sales director in repayment of a note receivable previously reserved by the Company.  The Company recorded a reduction in notes receivable for $22,000 with a corresponding increase to treasury stock and recorded a reduction of $22,000 to bad debt expense with a corresponding decrease to the reserve on notes receivable.

During the third quarter of 2009, the Company issued 530,004 shares of common stock, with a fair value of $49,000, to Michael Brent under the terms of the Employment Severance Agreement.  See Note 13 – “Discontinued Operations.”

The accumulated other comprehensive loss balance of $6,000 represents an accumulated foreign currency revaluation adjustment.

NOTE 12 – RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives. During the three months ended September 30, 2009 and 2008, the Company expended $16,000 and $1.3 million, respectively, for these services and $173,000 and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively.  Included in accounts payable on the condensed consolidated balance sheet at September 30, 2009 and December 31, 2008, is $4,000 and $35,000, respectively, for amounts due by the Company for these services.   In addition, at December 31, 2008, the Company had a receivable of $14,000 included in accounts receivable on the condensed consolidated balance sheet for an advance made to the printing company for future services.  There was no receivable as of September 30, 2009.

In July 2006, the Company borrowed $2.5 million from Meridian Bank in connection with its acquisition of the land and building which houses its corporate headquarters in Wood River, Illinois. The chairman and principal shareholder of Meridian Bank, Timothy Kaiser, M.D., and another director and principal shareholder of Meridian Bank, Clay Winfield, were also directors of the Company until June 16, 2009 and April 30, 2009, respectively.  The independent members of the Company’s Board of Directors approved this transaction.  On January 8, 2008, the Company’s $500,000 certificate of deposit representing restricted cash collateral for the Company’s outstanding indebtedness related to its corporate headquarters property was surrendered in partial repayment of the principal amount outstanding under such indebtedness.

On July 26, 2008, the Company renewed the note for the principal sum of $2.0 million, the outstanding balance as of that date (the “Note Renewal”). The Note Renewal included an interest rate of prime, plus 1.00% floating daily and a scheduled balloon principal payment due July 26, 2009.  Interest and principal were due monthly based upon a 20-year amortization and the Note Renewal was collateralized by the first mortgage on the corporate headquarters property.  There were no other restrictive covenants included in the Note Renewal.

In October 2008, the Illinois Department of Financial and Professional Regulation, Division of Banking closed Meridian Bank.  Subsequently, the FDIC was named Receiver.  The outstanding balance of the note as of December 31, 2008 was $2.0 million.  Interest paid to Meridian Bank during the three and nine months ended September 30, 2008 was $30,000 and $85,000, respectively. On February 13, 2009, an unrelated third party, FH Partners, purchased the Note Renewal.  The terms of the Company’s note did not change as a result of the purchase.  See Note 9 – “Short-Term Debt.”

Pursuant to the terms of the development contract with Winfield Development for its new corporate headquarters in Wood River, Illinois (the “Contract”), the Company made aggregate payments of $3,000 and $1.1 million during the three months ended September 30, 2009 and 2008, respectively, and $449,000 and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively.  In addition, at December 31, 2008, the Company’s accounts payable included $414,000 of amounts due under the Contract.  The Contract was approved by the independent members of the Company’s Board of Directors.  In addition, the Company expended $0 and $9,000, respectively, during the three and nine months ended September 30, 2009 to Winfield Development for miscellaneous repairs to the corporate headquarters.  Clay Winfield, who was a member of the Company’s Board of Directors until April 30, 2009, controls Winfield Development.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company leases approximately 5,000 square feet of office space (which served as part of the Company’s previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 (the “Building Two Property”) under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land Company, Inc. (“Meridian Land”), as lessor, and the Company, as lessee, which is to expire on October 31, 2010.  In January 2008, the Company exercised its purchase option under the Building Two Lease to acquire the Building Two Property.  Subsequently, the Company entered into a purchase contract with Meridian Land for $2.5 million.  The Company paid $500,000 of the $2.5 million purchase price as a non-refundable earnest money deposit as of the execution of the purchase contract, and the remaining $2.0 million is due at the closing of the acquisition of the Building Two Property, originally scheduled to close by the end of June 2008, which has been extended to occur on or before December 31, 2009.  Given the current downturn in the credit and real estate markets, the Company extended the contract in order to preserve its interest in purchasing the building or assigning its rights to purchase the building.  There can be no assurances made that the Company will be able to obtain proper financing to close on the acquisition or, even if it does obtain financing, the Company may also elect not to exercise its right to purchase the building, or assign its rights to purchase the property to a third party.  Therefore, the non-refundable earnest money deposit was fully reserved as of December 31, 2008.  During the three and nine months ended September 30, 2009, additional net payments of $6,000 and $10,000 were made and classified as deposits to preserve the Company’s future interest in the property.  These amounts were reserved as of September 30, 2009.

The Company’s rental expense under the Building Two Lease was approximately $8,000 per month or $25,000 and $76,000, respectively, for the three and nine months ended September 30, 2009 and 2008.  In addition to monthly rental payments, the Company is responsible for reimbursement of insurance premiums and repairs and maintenance during the term of the Building Two Lease.  During the three months ended September 30, 2009 and 2008, insurance and repairs and maintenance expense totaled $2,000 and $0, respectively, and $11,000 and $3,000 for the nine months ended September 30, 2009 and 2008, respectively.  Included in accounts payable at December 31, 2008 are amounts due under the Building Two Lease of $3,000.  Included in other prepaid expenses and current assets, net, at September 30, 2009 is $17,000 in prepaid rent under the Building Two Lease.  See Note 17 – “Subsequent Events.”

 The Company had utilized a Learjet 35A business jet owned by Meridian/Silver, LC, a Florida limited liability company (“Meridian/Silver”), which had been owned 50% by Meridian Land and 50% by an unaffiliated third party.  During the first quarter of 2008, the Company made payments for the use of the business jet to Meridian/Silver of $35,000.  On February 29, 2008, the Company acquired all of the outstanding membership interests of Meridian/Silver for the purchase price of $1.3 million. The only significant asset held by Meridian/Silver was the business jet, which was held free and clear of any and all liens and encumbrances. Meridian/Silver is not subject to any material liabilities or contractual obligations. The Company utilized the business jet for the transport of employees, officers, directors, business guests and property for business-related purposes.  On September 24, 2008, Meridian/Silver and YTB Air, Inc., a Delaware corporation (“YTB Air”), agreed to merge entities resulting in YTB Air being the surviving entity.

In the third quarter of 2008, the Company made the decision to sell the business jet within the next 12 months for an amount expected to be less than its current carrying amount and recorded a pre-tax impairment loss of $310,000 to write down the jet to its estimated realizable value of $900,000.  On January 12, 2009, the Company sold its business jet for net proceeds of $872,000 and incurred costs of $28,000 to prepare the jet for sale.  As of December 31, 2008, the Company had recorded an impairment to write down the business jet to its estimated realizable value of $844,000.  The business jet is included in assets held for sale on the Company’s condensed consolidated balance sheet as of December 31, 2008.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises served as additional office space for the Company.  The Magnolia Lease had an initial term of 18 months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009.  Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extended until August 15, 2009. Rent under the Magnolia Lease was $8,000 per month. In addition to monthly rental payments, the Company was responsible for reimbursement of tenant build-out costs, utilities and maintenance, insurance and all real estate taxes assessed on the property on which the Magnolia Leased Premises was located during the term of the Magnolia Lease.  In addition, the Company was responsible for all costs of maintaining any common areas (“CAM”) used by the Company in conjunction with the Magnolia Leased Premises.  The following is a summary of the costs incurred for the Magnolia Leased Premises for the three and nine months ended September 30, 2009 and 2008:

Dollars in thousands	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Rental expense	$9,000	$25,000	$59,000	$67,000
Tenant build-out costs	-	-	-	19,000
Insurance / repairs / CAM	1,000	4,000	4,000	5,000
Real estate taxes	16,000	-	20,000	-

Included in other accrued expenses at September 30, 2009 and December 31, 2008 are amounts due under the Magnolia Lease of $21,000 and $7,000, respectively.  Included in accounts payable at December 31, 2008 are amounts due under the Magnolia Lease of $1,000.

Its principals, Timothy Kaiser, M.D. and Clay Winfield, who were members of the Company’s Board of Directors until June 15, 2009 and April 30, 2009, respectively, control Meridian Land.  The independent members of the Company’s Board of Directors considered and approved each of the transactions entered into by the Company with Meridian Land (including the Building Two Lease, the acquisition of the Building Two Property, the acquisition of the membership interests of Meridian/Silver and the Magnolia Lease).

During the first and second quarters of 2008, REZconnect paid $8,000 in legal fees for work performed by Harold Kestenbaum, a member of the Company’s Board of Directors.  The independent members of the Company’s Board of Directors approved the fees.

During the first quarter of 2009, the Company expended $16,000 in fees to Israeloff, Trattner & Co. for work performed by Andrew Wilder, a member of the Company’s Board of Directors.  The fees covered services performed by Andrew Wilder for expanded duties in his role as Audit Committee Chairman and a member of the Compensation Committee of the Company’s Board of Directors.  The independent members of the Company’s Board of Directors approved the fees.  As of December 31, 2008, accrued fees of $11,000 were included in other accrued expenses on the condensed consolidated balance sheets.

During the first quarter of 2008, the Company paid $60,000 for commissions earned on a vacant Rep position to Major League Travel, a limited partnership of which Lou Brock, a member of the Company’s Board of Directors, is a general partner.

During the third quarter of 2009, the Company expended $5,000 in book royalty fees to J. Lloyd “Coach” Tomer, former director and Chairman of the Board of the Company.  The book royalty fees were included in other accrued expenses on the condensed consolidated balance sheet as of September 30, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 – DISCONTINUED OPERATIONS

During the second quarter of 2009, the Company’s Board of Directors made a strategic decision to sell its wholly-owned subsidiary, REZconnect on June 30, 2009.  REZconnect was formerly included in the Company’s Travel segment.  The Board determined that the REZconnect business model, serving primarily brick and mortar travel agencies, was not compatible with our current and future plans.  As such, effective June 30, 2009, the Company entered into an Employment Severance Agreement (the “Employment Severance Agreement”) by and between REZconnect and Michael and Derek Brent (the “Brents”), Chief Executive Officer and President of REZconnect, respectively.  In connection with their separation from the Company, the Brents’ employment agreements were terminated, as more fully discussed in Note 16 – “Commitments and Contingencies”.

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

The gross contract termination costs associated with the separation of Michael and Derek Brent totaled approximately $1.4 million and $1.4 million, respectively, or approximately $2.8 million in the aggregate.  These amounts will be paid over the next 5.5 years in common stock of the Company and cash payments of approximately $631,000 in the aggregate due to each of Michael and Derek Brent pursuant to the terms of the Employment Severance Agreement.  The Company recorded the fair value of the contract termination costs of $2.6 million in the second quarter of 2009 as a component of the loss on disposal of REZconnect of $2.6 million by discounting the future common stock and cash outflows of $2.8 million using the Company’s credit-adjusted risk free rate.  A non-cash accretion adjustment of $12,000 is included in the loss on disposal of REZconnect for the three and nine months ended September 30, 2009.  Pursuant to the terms of the Employment Severance Agreement, the monthly values to be paid in cash and stock are fixed.  The number of shares of common stock of the Company issued monthly as partial satisfaction of the contract termination costs is determined based on the average stock price of the Company’s Class A Common Stock for the prior three months. Upon each issuance of common stock, the Company will measure the fair value of the settlement using the fair value of the Company’s Class A Common Stock on the issuance date and a true-up adjustment will be recognized and included in the loss on disposal of REZconnect equal to the difference between the closing stock price on the date immediately preceding the measurement date and the average stock price of the Company’s Class A Common Stock for the prior three months.  For the three and nine months ended September 30, 2009, a true-up adjustment of $24,000 is included in the loss on disposal of REZconnect.

In addition, pursuant to the REZconnect Sales Contract, during the third quarter of 2009, the Company paid REZconnect $26,000 representing reimbursement of payroll related costs which is included in the loss on disposal of REZconnect for the three and nine months ended September 30, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The loss on disposition of the REZconnect subsidiary, net of tax, consists of the following:
Dollars in thousands	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009

Contract termination costs	$-	$2,634

Assets sold to purchaser, net of liabilities assumed	26	267

Proceeds	-	(275)

True-up of contract termination costs settled in stock	(24)	(24)

Non-cash accretion of contract termination liability	12	12

Loss on disposal, net of tax	$14	$2,614

The following table summarizes the net revenues and operating results for the REZconnect operations included in discontinued operations:

Dollars in thousands	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Discontinued operations:

Net revenues	$-	$723	$869	$2,570

Loss from operations before income tax provision	$-	$(307)	$(463)	$(471)

Income tax provision	-	-	(1)	(1)

Loss on disposal, net of tax	(14)	-	(2,614)	-

Loss from discontinued operations, net of tax	$(14)	$(307)	$(3,078)	$(472)

The following table summarizes the activity in the accrued exit cost liability for the REZconnect subsidiary for the three months ended September 30, 2009:

Dollars in thousands	Fair Value at June 30, 2009	Common stock settlements	Cash payments	Non-cash accretion	Fair Value at September 30, 2009

Contract termination costs	$2,634	$(73)	$(73)	$12	$2,500

Total exit costs	$2,634	$(73)	$(73)	$12	$2,500

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In the Company’s condensed consolidated balance sheet as of September 30, 2009, the current portion of the $2.5 million liability balance is $616,000 and is included in other accrued expenses and the long-term portion is $1.9 million and is included in other liabilities.

Included in the condensed consolidated balance sheet as of December 31, 2008 are the following balances of the REZconnect subsidiary:

Dollars in thousands

Current assets	$456
Long-term assets	6
Current liabilities	42
Long-term liabilities	26

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 – SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of IBCs, including the development of a sales network (“Marketing”), and sales of travel through IBCs (“Travel”).  The Company’s business segments operate primarily in the United States, but also have operations in Canada, Bermuda and the Bahamas and are structured for potential additional international growth.

The following tables summarize the financial information concerning the Company's reportable segments.  The “Parent” column includes corporate items not specifically allocated to the segments.  As previously discussed, we have sold our REZconnect subsidiary, formerly included in our Travel segment, and as such, the results of these operations are presented as discontinued operations and are not included in the segment data presented.

Dollars in thousands

Three months ended September 30, 2009	Marketing	Travel	Parent	Total

External and inter-segment revenue	$12,170	$3,741	$-	$15,911
Income (loss) from continuing operations	967	(55)	(561)	351
Assets	7,986	1,697	21,646	31,329
Depreciation and amortization	348	121	215	684
Capital expenditures	0	0	11	11

Three months ended September 30, 2008	Marketing	Travel	Parent	Total

External and inter-segment revenue	$34,676	$7,407	$70	$42,153
Income (loss) from continuing operations	2,324	(913)	(771)	640
Assets (1) (2)	16,359	3,662	23,065	43,086
Depreciation and amortization	376	60	242	678
Capital expenditures	160	480	1,854	2,494

Nine months ended September 30, 2009	Marketing	Travel	Parent	Total

External and inter-segment revenue	$45,357	$9,974	$-	$55,331
Income (loss) from continuing operations	4,246	(1,556)	(2,897)	(207)
Assets	7,986	1,697	21,646	31,329
Depreciation and amortization	1,045	331	644	2,020
Capital expenditures	35	0	50	85

Nine months ended September 30, 2008	Marketing	Travel	Parent	Total

External and inter-segment revenue	$107,400	$20,338	$70	$127,808
Income (loss) from continuing operations	2,775	(3,002)	(2,628)	(2,855)
Assets (1) (2)	16,359	3,662	23,065	43,086
Depreciation and amortization	1,036	169	685	1,890
Capital expenditures	1,182	938	6,926	9,046

(1)  Segment totals represent assets as of December 31, 2008.
(2)  Travel segment includes $462,000 in assets of discontinued REZconnect subsidiary.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

GEOGRAPHICAL FINANCIAL INFORMATION:

Dollars in thousands	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

NET REVENUES:
United States	$15,523	$41,234	$53,521	$124,332
Canada	388	919	1,810	3,476
Total net revenues	$15,911	$42,153	$55,331	$127,808

Dollars in thousands
	September 30, 2009	December 31, 2008
LONG-LIVED ASSETS:
United States	$21,876	$23,762	(1)
Canada	205	267
Total long-lived assets	$22,081	$24,029

(1)  Includes $6,000 in assets of discontinued REZconnect subsidiary.

NOTE 15 – INCOME TAXES

In June 2006, the FASB issued authoritative guidance that clarifies the accounting for uncertainty in income taxes and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of September 30, 2009 and December 31, 2008, the Company had approximately $1.4 million of unrecognized tax benefits.  Of the unrecognized tax benefits at September 30, 2009, $179,000, if recognized, would impact the Company’s effective income tax rate.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  As of September 30, 2009 and December 31, 2008, the Company had approximately $18,000 and $16,000, respectively, of accrued interest related to uncertain positions included as a component of other non-current income tax liabilities.

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

The Company provided for foreign income tax expense in its annual financial statements as of and for the year ended December 31, 2008.  The actual expense varied from those estimates and the tax provision for the nine months ended September 30, 2009 was adjusted to reflect the difference.

The Company’s tax provision for the three and nine months ended September 30, 2009 consists of state and foreign income taxes.  The Company has a federal tax loss for the nine months ended September 30, 2009, which received no tax benefit, as the Company’s deferred tax assets have a full valuation allowance recorded against them.

Federal income tax receivable of $13,000 is included in other prepaid expenses and current assets, net at September 30, 2009 and December 31, 2008.  Foreign income tax payable of $8,000 and $242,000 and state income tax payable of $14,000 and $73,000 is included in other current liabilities at September 30, 2009 and December 31, 2008, respectively.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

On May 14, 2009, YTB International, Inc., YourTravelBiz.com, Inc., YTB Travel Network, Inc., and YTB Travel Network of Illinois, Inc. (collectively, the “YTB Parties”) and J. Lloyd Tomer, J. Scott Tomer, J. Kim Sorensen and Andrew Cauthen (collectively, “Certain Executive Officers”) stipulated  to a  Proposed Final Judgment and Permanent Injunction (“Stipulated Judgment”) with the California Attorney General related to the civil action filed against the YTB Parties and Certain Executive Officers in August 2008.  In addition, on May 14, 2009, the Los Angeles Superior Court entered the Stipulated Judgment that reflected the agreement the YTB Parties and Certain Executive Officers reached with the California Attorney General.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the YTB Parties or the Certain Executive Officers and does not represent any findings by the court as to any matter of law or fact.  By entering into the Stipulated Judgment, each defendant waived the right to appeal, challenge or vacate the Stipulated Judgment.

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

The Stipulated Judgment provides, in part, for the following:

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

•
The YTB Parties have agreed to periodically provide the California Attorney General's Office status reports and certain information regarding the YTB Parties’ Website Owners and Website Sellers and give access to all YTB Parties marketing materials, events, meetings, gatherings and presentations to ensure the YTB Parties are complying with the Stipulated Judgment and California law.   In addition, the YTB Parties have agreed to seek the approval of the California Department of Corporations and make their best efforts to obtain approval from the California Department of Corporations to sell franchises on or before June 15, 2009.  The registration application documents were timely submitted to the California Department of Corporations. As of the date of this report, the application submitted by the Company has not been rejected or accepted.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Finally, the YTB Parties agreed to pay a fine in the amount of $400,000, attorneys’ fees and costs in the amount of $475,000 to the California Attorney General and restitution to California residents in an amount not to exceed $125,000.  These payments are not dischargeable in bankruptcy.  During the first nine months of 2009, the Company recorded a $1,000,000 accrual related to these payments, of which $750,000 had been paid as of September 30, 2009, resulting in a balance of $250,000.  The remaining balance will be paid in one installment of $250,000, due December 31, 2009, according to the terms of the settlement.

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

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint, as well as claims against the Company for alleged violations of Missouri Merchandising Practices Act, the Utah Consumer Sales Practices Act, and the Georgia Sale of Business Opportunities Act.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards. As of July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  To date, the Court has not ruled on these motions.  Management believes the Company has meritorious defenses and intends to vigorously defend these cases.

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

On February 6, 2009, the individual insureds filed a declaratory judgment action in circuit court in Madison County, Illinois, in order to protect their rights under the Illinois National policy. The action seeks a declaration from the court that Illinois National's obligation to advance and reimburse their defense costs in connection with the California Attorney General's lawsuit is not limited by California Insurance Code Section 533.5.  On March 30, 2009, the Company reached a tentative agreement with Illinois National regarding the California Insurance Code issue, conditional on a final settlement with the State of California and certain other conditions that have not yet been met.  The State of California has not objected to the payments made through August 2009.  In addition, an agreed motion to dismiss the declaratory judgment action between the individual insureds and Illinois National has been sent to Illinois National’s counsel for review.  The agreed motion will be filed as soon as the separate counsels work out the details.  All issues raised in the complaint have been successfully resolved.  In addition, through September 30, 2009, the insurance carriers have made all reimbursements due to the individual insureds.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

In addition to other consideration, the Company received a $500,000 promissory note dated November 24, 2008 as proceeds for the sale of land situated in Madison County, Illinois, which was non-interest bearing so long as there was no event of default thereunder.  Principal and other amounts under the note, collateralized by the related land sold, were due and payable on March 24, 2009.  On April 22, 2009, the Company sent a notice of default under the promissory note and mortgage to the purchaser because the purchaser failed to satisfy all obligations under the note within the agreed upon 120 days.  The notice required the purchaser to cure such non-payment within five business days of receipt of the notice, as required by the mortgage.  On May 6, 2009, the Company filed a complaint for foreclosure in Madison County, Illinois Circuit Court under the terms of the promissory note and mortgage because the purchaser failed to cure the non-payment within the required five business days.  On June 2, 2009, a notice of foreclosure was recorded against the land.  As of September 30, 2009, settlement negotiations are on-going.

On May 7, 2009, YTB Marketing and YTB Travel Network of Illinois Inc. (“YTB Travel Network”) filed in the Circuit Court of Madison County, Illinois a Complaint for Injunctive Relief and Motion for Temporary Restraining Order against certain former Sales Directors of YTB Marketing (“Defendant Directors”), each of whom became affiliated with another network marketing company and violated their respective contract terms.  The Complaint for Injunctive Relief requests, among other things, that the Court enjoin the Defendant Directors from soliciting or recruiting any of the Company’s Reps or Site Owners to any other network marketing company, other than Reps whom the defendants personally sponsored.  YTB Marketing and YTB Travel Network are also seeking to recover their costs, expenses and attorneys’ fees.  The Court held a hearing on the matter on May 14, 2009 and granted a temporary injunction.  The Defendant Directors filed counterclaims seeking payments not received by them from the date of their termination for violation of their contracts.  The Company considers these claims to be without merit.  The Company is seeking from the Defendant Directors payment of the Company’s costs and attorneys’ fees.  It is anticipated that this litigation will be resolved favorably for the Company.

On or about May 8, 2009, YTB Marketing filed in the Circuit Court of Madison County, Illinois a Complaint for Monies Due Under Promissory Notes against certain former Sales Directors of YTB Marketing seeking recovery of all sums due from defendants under certain promissory notes, together with costs and attorneys' fees. The former Sales Directors filed a counter claim against YTB Marketing claiming unspecified damages.  The Company believes the counter claim has no merit and intends to vigorously defend its position.

Also on May 14, 2009, a civil action was filed against the Company, three of its subsidiaries and certain executive officers of the Company in the Superior Court of Illinois, Champaign County, by the Illinois Attorney General.  The complaint alleges that the defendants violated Illinois’ unfair competition and advertising laws.  The Company believes it has meritorious defenses to the claims and intends to vigorously defend the case.  The office of the Illinois Attorney General has agreed to extend indefinitely the date by which the Company must respond to their complaint, while the parties exchange information and explore possible resolution alternatives.

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

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Termination of Employment Agreements

Effective June 30, 2009, the Company entered into an Employment Severance Agreement by and between REZconnect, formerly a wholly-owned subsidiary of the Company, and the Brents.  In connection with their separation from the Company, the Brents’ employment agreements were terminated.  Under the original terms of their employment agreements, Michael Brent’s agreement was to terminate on December 31, 2012, and Derek Brent’s agreement was to terminate on December 31, 2009, with an automatic 5-year extension to December 31, 2014 if Derek Brent failed to give notice of non-renewal within 90 days of its original termination date.  The Company has determined the liability associated with the termination of these contracts to be $2.6 million and has recorded the cost in the second quarter of 2009 as a component of the loss on disposal of its former REZconnect subsidiary.  See Note 13 – “Discontinued Operations”.

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

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS

At the meeting of the Board of Directors of the Company on October 6, 2009, the following Board of Directors and management changes became effective:

•
J. Scott Tomer resigned as the Chief Executive Officer of the Company.  Mr. Tomer will remain a member of the Board and was appointed to serve as the Chairman of the Board.  In addition, Mr. Tomer will continue to serve as Chief Executive Officer of the Company’s wholly-owned subsidiary, YTB Marketing.

•
J. Lloyd “Coach” Tomer resigned as a director and as Chairman of the Board of the Company.  Coach Tomer’s resignation will allow him to continue to focus on mentoring the leaders of the Company’s sales force and to devote more time to the Company’s philanthropic division to raise funds for associations and groups.

•
The Board appointed Robert Van Patten, age 64, Chief Executive Officer and President of the Company, effective immediately.  As Chief Executive Officer, Mr. Van Patten will serve as the Company’s principal executive officer.  Prior to this appointment, Mr. Van Patten served in a consulting capacity to the Company for the last six months.  The Board also appointed Mr. Van Patten to serve as a member of the Board.  Mr. Van Patten brings over 25 years of senior management experience to these positions.  Since 1999, Mr. Van Patten has been the majority owner of North American Logistic Services, Inc., an organization that provides services by trans-loading commodities from one mode of transportation to another mode.  The operations of this company are exclusively provided in Canada.  Mr. Van Patten currently resides in Edwardsville, Illinois and is a graduate of DePaul University in Chicago, Illinois.  Mr. Van Patten has no family relationships with any of our directors or executive officers.  There have been no related party transactions between the Company or any subsidiary of the Company and Mr. Van Patten reportable under Item 404(a) of Regulation S-K.  The Company and Mr. Van Patten have executed an employment agreement with a term of twelve months, beginning October 6, 2009 and expiring October 4, 2010.  The Company has agreed to pay Mr. Van Patten an annual base salary of $300,000.  Mr. Van Patten will be eligible to receive an annual performance bonus equal to 2% of the Company’s annual earnings before taxes if the earnings are greater than $500,000 but less than $1.5 million, 2.25% if the earnings before taxes are greater than $1.5 million but less than $3.0 million, or 2.5% if the earnings before taxes are greater than $3.0 million.  The Company has also agreed to provide Mr. Van Patten with a monthly car allowance of $1,000, and he will be eligible to receive management-level employee benefits.  Either party can terminate the agreement at any time without recourse.

•
Andrew F. Cauthen resigned as the Chief Operating Officer and President of the Company.  Mr. Cauthen will retain his position as Secretary of the Company and serve as Chief Operating Officer and President of YTB Marketing.

On November 5, 2009, Andrew Wilder, CPA and Harold Kestenbaum, Esq. resigned from their positions as members of the Board of Directors of the Company.

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

We are a leading marketer and provider of internet-based travel-related services, offering other general products and services to the consumer as well, and operate through our three wholly-owned subsidiaries and their respective subsidiaries: YTB Marketing, Inc. (formerly YourTravelBiz.com, Inc., “YTB Marketing”), YTB Travel Network, Inc. (“YTB Travel”), and YTB Franchise Services, Inc.  (“YTB Franchise”).

YTB Marketing establishes and sells Internet Business Centers (“IBC” or “IBCs”), formerly referred to as Internet Travel Centers or internet travel websites, and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell IBCs through a direct sales model and are compensated via a multilevel marketing commission structure.  YTB Marketing conducts business through marketing, training and support of its Rep sales force which is responsible for marketing and selling IBCs to Site Owners, formerly known as Travel Site Owners (“TSO” or “TSOs”) or Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel provides customer access to the travel vendor, supports online booking transactions, supplies personal fulfillment services, collects travel commissions from vendors and pays travel sales commissions.  YTB Travel is the travel management subsidiary that processes travel sales from online business models and processes and handles bookings (reservations) from IBCs, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through our IBCs. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers.

YTB Franchise was formed in March 2009, to serve as the corporate entity to offer the proposed/contemplated franchise offerings in the future for our Company.  There has been no activity by YTB Franchise other than an initial capital contribution by YTB International, Inc.  The condensed consolidated balance sheet as of September 30, 2009 reflects the cash and stockholder position of this entity.  All intercompany transactions have been eliminated in consolidation.

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”) as well as rules promulgated by the SEC.  The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we report our financial condition, results of operations, and cash flows consistently.  Over the years, the FASB and other designated GAAP-setting bodies, have issued GAAP guidance in the form of Statements of Financial Accounting Standards (“SFASs”), FASB Interpretations, FASB Staff Positions (“FSPs”), Emerging Issues Task Force (“EITF”) consensuses on issues, Accounting Standards Executive Committee Statements of Position (“SOPs”), etc.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification™ (the “Codification”).  The Codification is the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  In addition, rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification does not change how we account for our transactions or the nature of related required disclosures.  What the Codification changes is how we reference guidance issued by the FASB.  We refer to topics in the Codification rather than SFAS 165, FSP 157-2, EITF 06-3, SOP 98-1, etc.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  Going forward, the FASB will not issue new standards in the form of SFASs, FSPs, or Interpretations.  Instead, the FASB will issue Accounting Standards Updates (“ASUs”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  We have updated our references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the Codification.

During the second quarter of 2009, the Company’s Board of Directors made a strategic decision to sell its subsidiary, REZconnect Technologies, Inc. (“REZconnect”) on June 30, 2009. The Board determined that the REZconnect business model, serving primarily brick and mortar travel agencies, was not compatible with our current and future plans.  During the first half of 2009, REZconnect operations reported net revenues of $869,000 and a loss from operations of $463,000.  The Company recorded a loss on disposal of $14,000 and $2.6 million, respectively, for the three and nine months ended September 30, 2009. See Note 13 – “Discountinued Operations” to the condensed consolidated financial statements for further discussion.

The emerging market shift to the internet for travel services presents the opportunity for advancement of products and services by referral relationships. Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty. By contrast, each Site Owner develops personal relationships with his or her customers, who book travel through the Site Owner’s IBC, thereby creating a significant advantage for our sales force over the major online travel companies. Typically, the cost to book a trip through a Site Owner is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites.  The IBCs provide access to more than 35 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and others.

We believe marketing of YTB Marketing’s IBCs is not significantly affected by the seasonality of the travel business.

We anticipate that future travel revenue will decline as the average number of active IBCs declines and also due to the current health of the general economy.  We believe that this decline will be partially offset by an increase in the average travel bookings per IBC, as we expect our existing Site Owners will become more productive because of increased training initiatives.  Site Owner sites are available for use 24 hours, 7 days a week.  It should be noted that while only the commissions arising from our Site Owners’ booking of travel services are reflected as a component of our revenues in our financial statements, we also track the aggregate retail value of all travel services that are booked by our Site Owners (which directly impacts our commission revenues).  On June 25, 2009, we issued a press release announcing once again that we were named one of the country’s leading travel agencies in Travel Weekly’s 2009 Power List.  In the 2009 Travel Weekly Power List, we were ranked 25th among all travel agencies, advancing from our ranking of 26th in the previous year with a $9 million increase in travel sales, based on retail travel sales of $424 million.  These sales figures are not included in the financial results of the Company, as the Company is not the merchant of record for these transactions.  The Company receives a commission from the travel vendors for these retail sales.

Our revenues are comprised primarily of IBC sales and monthly IBC web hosting fees, commissions paid by travel providers, commissions on the sales of products through the shopYTB network of online retail stores and direct sales of travel. In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.” Commission revenues and gross retail sales net of allowances for cancellations, are recognized generally based on the expected date of travel. Overrides are recognized on an accrual basis, based on prior years’ experience, adjusted for current year volumes.  Management believes these estimates to be reasonable.  Revenue from IBC sales is deferred and recognized ratably as revenue over a twelve-month period.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages and a nominal service fee for airline tickets. Each Site Owner pays a monthly web hosting fee of $49.95 to us, and earns transactional compensation from travel purchased from his or her IBC.  During the past several years, leisure vendors (including tour operators, cruise lines and hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business. There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

We anticipate a continuing decline in revenues in the coming months due to the general economic conditions.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on shopYTB going into the holiday shopping season, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.. In addition, in late April 2009, the World Health Organization acknowledged an outbreak of H1N1 flu.  We are unable to predict the scope or duration of the H1N1 outbreak or its impact on the travel industry generally, or our business in particular.  However, concerns relating to the health-risk posed by the H1N1 flu could result in a decrease and/or delay in demand for our travel services.  This decrease and/or delay in demand, depending on its scope and duration, could materially adversely affect our business and financial performance.

About Our Industry

We believe that the shift to the internet for booking travel and our unique programs for our Site Owners place us in a valuable and unique position to provide an income stream for our Site Owners and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry.

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

Our multi-segment operating model provides us with a competitive advantage because few travel related companies have expertise in both travel and marketing. We have been able to obtain more favorable pricing terms with our vendors as a result of economies of scale. In addition, more favorable commission rates are able to be realized based on the larger volume.  As a multi-level marketing company, we offer opportunities for entrepreneurs who desire to capitalize on the growing trend of online travel bookings and retail purchases.

The travel industry in general, including offline agencies, online agencies and suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, global economic and financial market conditions worsened in the second half of 2008 and continue to decline through 2009, creating uncertainty for travelers and suppliers. This macroeconomic downturn pressures discretionary spending on travel and advertising. We cannot predict the magnitude or duration of the downturn, but we do not anticipate any significant improvement in the short-term.

Results of Operations

The following tables set forth, for the three and nine months ended September, 2009 and 2008, as indicated, the percentage relationship of certain items from the Company’s condensed consolidated statement of operations to total net revenues.  A summary of consolidated results follows.

Dollars in thousands	Three months ended		Three months ended		Variance
	September 30, 2009	% of Net Revenues	September 30, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)

NET REVENUES
Internet business center sales and monthly fees	$10,740	67.5%	$30,474	72.3%	$(19,734)	(64.8)%
Travel commissions and services	3,642	22.9%	7,360	17.5%	(3,718)	(50.5)%
Training programs and marketing materials	822	5.2%	2,677	6.4%	(1,855)	(69.3)%
Other	707	4.4%	1,642	3.8%	(935)	(56.9)%

Total net revenues	15,911	100.0%	42,153	100.0%	(26,242)	(62.3)%

OPERATING EXPENSES
Marketing commissions	5,144	32.3%	16,765	39.8%	(11,621)	(69.3)%
Travel commissions	2,069	13.0%	4,587	10.9%	(2,518)	(54.9)%
Depreciation and amortization	684	4.3%	678	1.6%	6	0.9%
Training programs and marketing materials	592	3.7%	2,945	7.0%	(2,353)	(79.9)%
General and administrative	7,071	44.5%	16,538	39.2%	(9,467)	(57.2)%

Total operating expenses	15,560	97.8%	41,513	98.5%	(25,953)	(62.5)%

OPERATING INCOME	351	2.2%	640	1.5%	(289)	(45.2)%

OTHER INCOME (EXPENSE)
Interest and dividend income	55	0.3%	30	0.0%	25	83.3%
Interest expense	(30)	(0.2)%	(10)	0.0%	(20)	200.0%
Foreign currency translation loss	(14)	0.0%	(101)	(0.2)%	87	(86.1)%

Total other income (expense)	11	0.1%	(81)	(0.2)%	92	(113.6)%

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT	362	2.3%	559	1.3%	(197)	(35.2)%

INCOME TAX BENEFIT	(14)	(0.1)%	(36)	(0.1)%	22	(61.1)%

INCOME FROM CONTINUING OPERATIONS	376	2.4%	595	1.4%	(219)	(36.8)%

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(14)	(0.1)%	(307)	(0.7)%	293	(95.4)%

NET INCOME	$362	2.3%	$288	0.7%	$74	25.7%

Dollars in thousands	Nine months ended		Nine months ended		Variance
	September 30, 2009	% of Net Revenues	September 30, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)

NET REVENUES
Internet business center sales and monthly fees	$43,147	78.0%	$97,737	76.5%	$(54,590)	(55.9)%
Travel commissions and services	9,611	17.4%	19,861	15.5%	(10,250)	(51.6)%
Training programs and marketing materials	1,591	2.9%	8,004	6.3%	(6,413)	(80.1)%
Other	982	1.7%	2,206	1.7%	(1,224)	(55.5)%

Total net revenues	55,331	100.0%	127,808	100.0%	(72,477)	(56.7)%

OPERATING EXPENSES
Marketing commissions	21,157	38.2%	66,310	51.9%	(45,153)	(68.1)%
Travel commissions	5,694	10.3%	14,349	11.2%	(8,655)	(60.3)%
Depreciation and amortization	2,020	3.7%	1,890	1.5%	130	6.9%
Training programs and marketing materials	1,564	2.8%	8,012	6.3%	(6,448)	(80.5)%
General and administrative	25,103	45.4%	40,102	31.3%	(14,999)	(37.4)%

Total operating expenses	55,538	100.4%	130,663	102.2%	(75,125)	(57.5)%

OPERATING LOSS	(207)	(0.4)%	(2,855)	(2.2)%	2,648	(92.7)%

OTHER INCOME (EXPENSE)
Interest and dividend income	126	0.2%	161	0.1%	(35)	(21.7)%
Interest expense	(78)	(0.1)%	(61)	0.0%	(17)	27.9%
Foreign currency translation gain (loss)	1	0.0%	(119)	(0.1)%	120	(100.8)%

Total other income (expense)	49	0.1%	(19)	0.0%	68	(357.9)%

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX (BENEFIT) PROVISION	(158)	(0.3)%	(2,874)	(2.2)%	2,716	(94.5)%

INCOME TAX (BENEFIT) PROVISION	(96)	(0.2)%	83	0.1%	(179)	(215.7)%

LOSS FROM CONTINUING OPERATIONS	(62)	(0.1)%	(2,957)	(2.3)%	2,895	(97.9)%

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(3,078)	(5.6)%	(472)	(0.4)%	(2,606)	552.1%

NET LOSS	$(3,140)	(5.7)%	$(3,429)	(2.7)%	$289	(8.4)%

The following tables set forth information concerning (i) the number of Site Owners that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three and nine months ended September 30, 2009 and 2008, and (ii) the weighted average number of active Site Owners during each such period:

2009	Beginning Balance Active SOs	New SOs	Deactivations	Ending Balance Active SOs	Weighted Average Active SOs

Three months ended September 30, 2009	60,414	2,964	12,957	50,421	53,668

Nine months ended September 30, 2009	92,383	14,410	56,372	50,421	65,675

2008	Beginning Balance Active SOs	New SOs	Deactivations	Ending Balance Active SOs	Weighted Average Active SOs

Three months ended September 30, 2008	131,572	14,919	31,877	114,614	121,101

Nine months ended September 30, 2008	131,802	67,901	85,089	114,614	130,690

The above Site Owner figures represent the number of active Site Owners paying $49.95 per month for monthly IBC web hosting fees. New Site Owners represents the number of IBC sites sold during the respective periods. The number of sales, and the number of recurring monthly web hosting fees paid, each directly impacts our revenues and expenses. As each new IBC is sold for $449.95, marketing commissions are paid on that sale. During the three and nine months ended September 30, 2009, we sold 14 and 2,558, IBC sites, respectively, at a rate of $250.00 per IBC site as part of an extended special promotional program.  This program ended during the third quarter of 2009.  During the third quarter of 2009, the Company initiated a new payment plan alternative for new Site Owners, allowing them to pay $99.95 per month over seven months.  During the three months ended September 30, 2009, we sold 1,366 IBC sites through this new payment plan.   Likewise, each recurring monthly IBC web hosting fee paid results in marketing commissions paid to our Reps. As the number of active Site Owners declines, the amount of our travel commission revenue decreases as well. Correspondingly, our travel commission expense follows suit.

A Site Owner can be deactivated for a number of reasons.  For example, the payment method used to pay for monthly web hosting fees may no longer be valid or may have been changed and a Site Owner may fail to update this information.  If the Site Owner fails to provide payment for future months’ web hosting fees in advance of the service being provided, the Site Owner will be deactivated automatically after an applicable grace period.  We also have a cancellation policy that allows a Site Owner to voluntarily discontinue his or her IBC where the IBC is deactivated at the time the request is made.  Site Owners may be reactivated by simply resuming payment of monthly web hosting fees from that point forward.  We reserve the right to deactivate any Site Owner which we believe may have fraudulent activity associated with it or with its owner.

Deactivations of Site Owners in relation to the number of new Site Owners during a specified period, is a key component in the calculation performed to determine the average lifespan that a Site Owner remains with our Company.  If the proportion of Site Owner deactivations were to grow as a percentage of active paying Site Owners, the average lifespan of a Site Owner would decrease and vice versa.  In the event of such a decrease, we would accelerate the time frame over which we recognize the income and offsetting expense, relating to the Site Owner initial sign-up fees.  This acceleration would have a positive impact on our bottom line, as the amount of revenue deferred from a Site Owner’s sign-up fees outweighs the offsetting deferred expense for commissions related to such sign-up. With no change in the commission structure, we expect the trend of revenues exceeding the related expenses to continue.

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

The Company is addressing the decline in new IBC sales and existing Site Owner retention with the following key initiatives:

•
Through our ongoing marketing we are balancing initiatives to attract new Site Owners and retain existing Site Owners.  Understanding that today, our customers are more value oriented in their purchase decisions, we are expanding the “value” received in purchasing an IBC by bringing “in-house” our new “shopYTB” where Site Owners can direct customers to shop for items they already purchase and receive commissions and cash back on normal purchases of everyday items.

•
We are developing new marketing programs and enhancing existing marketing programs to communicate the value of our IBCs by offering a marketing system that enhances consistent marketing and tracking of the Site Owner sales efforts via a systematic marketing program.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

We reported net income for the quarter ended September 30, 2009 of $362,000 or $0.00 per diluted share compared to net income of $288,000 or $0.00 per diluted share for the comparable quarter of 2008.  The net loss from discontinued operations for the quarter ended September 30, 2009 was $14,000 or $0.00 per diluted share compared to net loss of $307,000 or $0.00 per diluted share for the comparable quarter of 2008.

The following discussions of the Company’s results of continuing operations exclude the results related to REZconnect. This business has been segregated from continuing operations and included in discontinued operations for the three months ended September 30, 2009 and 2008.  See Note 13 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

The Company’s results of continuing operations were as follows:

Net Revenues

Net revenues totaled $15.9 million and $42.2 million in the third quarter of 2009 and 2008, respectively.

•
IBC sales and monthly fees decreased $19.7 million, or 64.8%, to $10.7 million in the third quarter of 2009 compared to $30.5 million in the comparable prior year quarter.  This decrease is attributable to the following:

▪
IBC sales revenue decreased $9.9 million, or 80.4%, in the third quarter of 2009 to $2.4 million from the $12.3 million reported in the comparable prior year quarter.  We have experienced a decrease in the actual number of IBCs sold for the three months ended September 30, 2009 to 2,964 from 14,919 in the prior year period.   As a result, the average number of IBC sales for which we were able to recognize revenue decreased to 2,010 in the third quarter of 2009 from 8,775 for the same period in 2008.  In addition, the average amount of recognized revenue from each IBC sale decreased to $413.13 in the third quarter of 2009 from $449.95 in the comparable quarter in 2008 due to a new program that allows IBC sites to be paid in installments.  We believe the decline in the number of new IBC sales is attributable to the current economic downturn present in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on shopYTB, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.

▪
Monthly renewal fees revenue decreased $9.7 million, or 53.9%, in the third quarter of 2009 to $8.3 million from the $18.1 million reported in the comparable prior year quarter. The decrease is in direct relation to the number of active paying Site Owners.  The weighted average of paying Site Owners per month decreased from 121,101 for the three months ended September 30, 2008 to 53,668 for the same period in 2009.  We anticipate a continued decline in the number of active paying Site Owners in the coming months due to the general economic conditions in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on shopYTB, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.

▪
Partially contributing to the decline in IBC sales and monthly fees in the third quarter of 2009 is the $135,000 decrease in Enhanced Rep Site fees revenue, a new program in the third quarter of 2008.  The Enhanced Rep Site is a marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details Company events and meetings personalized to the Rep’s schedule, an archive of videos, audio files, an automatic email marketing campaign system and new contact management tools. This program was temporarily discontinued in June 2009 and restarted late in the third quarter of 2009.

•
Travel commissions and services revenue for the third quarter of 2009 decreased $3.7 million, or 50.5%, to $3.6 million from the $7.4 million reported in the comparable prior year quarter.  The decrease in travel commissions is attributable to the decrease in the number of active IBCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2009.  In addition, general economic conditions have lowered the overall demand for travel.  Some travel providers pay a preferred travel bonus, or override.  In 2008, a portion of the anticipated bonus was recorded with an offsetting receivable.  Due to the current trends, resulting in a decline in the amount of travel being sold, we do not anticipate earning these bonuses in 2009 and thus have not recorded any revenue or receivable in the current period.  This change amounts for $339,000, or 9.1%, of the change between periods.

•
Training programs and marketing materials revenue decreased $1.9 million, or 69.3%, in the third quarter of 2009 to $822,000 from $2.7 million in the comparable prior year quarter.  The decrease was primarily due to a reduction in sales of magazines and sales aids partially as a result of the elimination of the sales of magazines.  Also contributing to the decline was a reduction in the number of training events that the Company held.  These reductions in sales are primarily due to a decrease in the number of new IBC sales compared to what we have experienced in the past.  We expect this trend to stabilize in the coming months, due to the release of the new Regional Product Marketing training program (“RPM”), which was released late in the third quarter of 2009, as well as new marketing initiatives aimed at the stabilization of our sales force.  Qualified representatives of the Company in various cities throughout the country teach RPM Training, which includes a complete study of all YTB products, how to sell them, and how to build a successful YTB business.

•
Other revenue decreased $935,000, or 56.9%, to $707,000 from $1.6 million in the comparable prior year quarter.  This decrease primarily results from the reduction in revenue of $984,000 due to the decline in the number of paying attendees at the annual convention held in August 2009. This decrease is offset by revenues of $115,000 generated by the shopYTB program introduced in the second quarter of 2009.

Operating Expenses

•
Marketing commissions decreased $11.6 million, or 69.3%, in the third quarter of 2009 to $5.1 million from $16.8 million in the third quarter of 2008.  Commission expense related to new IBC sales declined $6.8 million directly related to the decline in the number of new IBC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new IBC sale, which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $2.7 million in commission expense relating to Site Owner monthly renewal fees.  This is a direct result of the decline in the number of average active Site Owners for the third quarter of 2009 compared to the same period in 2008.  Also contributing to the reduction is $2.3 million of commission expense relating to the restructuring of our Directors’ Pool.  During the fourth quarter of 2008, the Company revised its Directors’ Pool program, which restructured the program to only pay out the amounts contributed to the pool, essentially putting a cap on the amount the Company expensed.   These revisions also included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool.   During the third quarter of 2009, the Company did another restructuring of the pool, eliminating the cap imposed previously.  At the same time, the Company limited the individuals being paid from the pool by imposing more stringent performance standards. The decreases discussed above are partially offset by a $2.4 million variance relating to the one-time restricted stock award to certain Sales Directors scheduled to vest on January 2, 2009.  During the third quarter of 2008, it was our belief that the performance-related vesting conditions specified in the agreement would not be met for the shares scheduled to vest on January 2, 2009.  As such, during the third quarter of 2008, we recorded a net reduction of $2.4 million representing a reversal of the year-to-date amortization of $3.6 million offset by the third quarter amortization of $1.2 million associated with January 2, 2009 vesting.  The shares were in fact forfeited in January 2009.  We expect that the performance-related vesting conditions specified in the agreement for the shares scheduled to vest on January 2, 2010 will not be met for all such shares.  As such, we did not record the restricted stock amortization associated with this vesting in the third quarter of 2009.

•
Travel commissions and other costs for the third quarter of 2009 decreased $2.5 million, or 54.9%, to $2.1 million from $4.6 million reported in the third quarter of 2008.  The decrease in travel commissions is primarily attributable to the decrease in the number of active Site Owners and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2009, in addition to an overall decline in the volume of travel due to current economic conditions.

•
Training programs and marketing materials expense decreased $2.4 million, or 79.9%, to $592,000 from $2.9 million reported in the third quarter of 2008.   The Company experienced a decrease in training material sales of $622,000 as a result of the elimination of the sales of magazines and a reduction in the number of new IBC sales compared to what we have experienced in the past.  The inventory reserve decreased $532,000 in the third quarter of 2009 compared to the same period in 2008, net of additions and disposals.   Fulfillment labor and freight decreased $369,000 in the third quarter of 2009 compared to the same period in 2008, directly related to the reduction of sales of magazines and sales aids.  Meeting expenses decreased $370,000 in the third quarter of 2009 compared to the corresponding quarter of 2008 due to a decrease in the number of marketing events the Company hosted.  Company management decided to hold fewer marketing events with larger numbers of attendees rather than smaller, more frequent meetings.  Expenses for the annual travel trade show held in Orlando, Florida decreased $263,000 due to management cost cutting measures.

•
General and administrative expenses decreased $9.5 million, or 57.2%, to $7.1 million in the third quarter of 2009 from $16.5 million in the same quarter of 2008.  As a percentage of total net revenues, these expenses were 44.5% in the third quarter of 2009 and 39.2% in the third quarter of 2008.  The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of IBC sales and active Site Owners.  The decreases year over year relate primarily to:

▪	Jet maintenance decreased $125,000 due to the sale of the Company jet in January 2009.
▪
Restricted stock amortization and stock option expense decreased $162,000 primarily due to second and third quarter forfeitures associated with restricted stock and stock option awards granted during 2008 and the second quarter of 2009.

▪	Consulting fees decreased $168,000 due to a number of marketing initiatives which required consulting resources in 2008 that were eliminated in 2009.
▪	Contract labor decreased $300,000 due to the elimination of some consulting contracts and the conversion of consultants to full time employees.
▪	Asset impairment decreased $310,000 due to an initial impairment recorded in 2008 as a result of the then-pending sale of the Company jet.
▪	Merchant processing fees decreased $507,000 directly related to the number of outbound checks being processed.
▪	Bad debt expense related to advances and notes receivables to the Company’s independent sales contractors decreased approximately $359,000 in 2009 compared to 2008.
▪	Legal fees decreased $932,000 directly related to the reduction in defense costs associated with the suit filed by the California Attorney General’s office.
▪	Payroll and related benefits decreased $1.6 million due to the reduction in the home office staff.
▪	Convention costs decreased $4.4 million due to a decrease in the number of attendees and cost cutting measures implemented by management.
▪	Printing and postage decreased $265,000 directly related to the decrease in the number of new IBC sales and the number of active Site Owners.

BUSINESS SEGMENTS

We operate in the following two business segments:  Marketing and Travel.  Our business segments operate primarily in the United States, but also have operations in Canada, Bermuda, and the Bahamas and are structured for potential additional international growth.  The “Parent” discussions include corporate items not specifically allocated to the segments.

The following is a discussion of our results of operations within each segment.

Marketing Segment

Dollars in thousands	Three months ended
	Sept. 30, 2009	Sept. 30, 2008	Incr (decr)	% change
NET REVENUES
Internet business center sales and monthly fees	$10,740	$30,474	$(19,734)	(64.8)%
Training programs and marketing materials	813	2,592	(1,779)	(68.6)%
Other	617	1,610	(993)	(61.7)%

Total net revenues	12,170	34,676	(22,506)	(64.9)%

OPERATING EXPENSES
Marketing commissions	5,144	16,765	(11,621)	(69.3)%
Depreciation and amortization	348	376	(28)	(7.4)%
Training programs and marketing materials	510	2,412	(1,902)	(78.9)%
General and administrative	5,201	12,799	(7,598)	(59.4)%

Total operating expenses	11,203	32,352	(21,149)	(65.4)%

OPERATING INCOME	$967	$2,324	$(1,357)	(58.4)%

Net Revenues

•
IBC sales and monthly fees decreased $19.7 million, or 64.8%, to $10.7 million in the third quarter of 2009 compared to $30.5 million in the comparable prior year quarter.  This decrease is attributable to the following:

▪
IBC sales revenue decreased $9.9 million, or 80.4%, in the third quarter of 2009 to $2.4 million from the $12.3 million reported in the comparable prior year quarter.  We have experienced a decrease in the actual number of IBCs sold for the three months ended September 30, 2009 to 2,964 from 14,919 in the prior year period.   As a result, the average number of IBC sales for which we were able to recognize revenue decreased to 2,010 in the third quarter of 2009 from 8,775 for the same period in 2008.  In addition, the average amount of recognized revenue from each IBC sale decreased to $413.13 in the third quarter of 2009 from $449.95 in the comparable quarter in 2008.  We believe the decline in the number of new IBC sales is attributable to the current economic downturn present in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on shopYTB, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.

▪
Monthly renewal fees revenue decreased $9.7 million, or 53.9%, in the third quarter of 2009 to $8.3 million from the $18.1 million reported in the comparable prior year quarter. The decrease is in direct relation to the number of active paying Site Owners.  The weighted average of paying Site Owners per month decreased from 121,101 for the three months ended September 30, 2008 to 53,668 for the same period in 2009.  We anticipate a continued decline in the number of active paying Site Owners in the coming months due to the general economic conditions in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on shopYTB, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.

▪
Partially contributing to the decline in IBC sales and monthly fees in the third quarter of 2009 is the $135,000 decrease in Enhanced Rep Site fees revenue, a new program in the third quarter of 2008.  The Enhanced Rep Site is a marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details Company events and meetings personalized to the Rep’s schedule, an archive of videos, audio files, an automatic email marketing campaign system and new contact management tools. This program was temporarily discontinued in June 2009 and restarted late in the third quarter of 2009.

•
Training programs and marketing materials revenue decreased $1.8 million, or 68.6%, in the third quarter of 2009 to $813,000 from $2.6 million in the comparable prior year quarter.  The decrease was primarily due to a reduction of $1.4 million in the sales of magazines, sales aids, and related shipping revenue, along with a reduction in the number of training events that the Company held resulting in a decrease of $372,000 in revenue.  These reductions in sales are primarily due to a decrease in the number of new IBC sales compared to what we have experienced in the past.   We expect this trend to stabilize in the coming months, due to the release of a new training program, RPM, which was released late in the third quarter of 2009, as well as new marketing initiatives aimed at the stabilization of our sales force.   Qualified representatives of the Company in various cities throughout the country teach RPM Training, which includes a complete study of all YTB products, how to sell them, and how to build a successful YTB business.

•
Other revenue decreased $993,000, or 61.7%, to $617,000 from $1.6 million in the comparable prior year quarter.  This decrease primarily results from the reduction in revenue of $984,000 due to the decline in the number of paying attendees at the annual convention held in August 2009.

Operating Expenses

•
Marketing commissions decreased $11.6 million, or 69.3%, in the third quarter of 2009 to $5.1 million from $16.8 million in the third quarter of 2008.  Commission expense related to new IBC sales declined $6.8 million directly related to the decline in the number of new IBC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new IBC sale, which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $2.7 million in commission expense relating to Site Owner monthly renewal fees.  This is a direct result of the decline in the number of average active Site Owners for the third quarter of 2009 compared to the same period in 2008.  Also contributing to the reduction is $2.3 million of commission expense relating to the restructuring of our Directors’ Pool.  During the fourth quarter of 2008, the Company revised its Directors’ Pool program, which restructured the program to only pay out the amounts contributed to the pool, essentially putting a cap on the amount the Company expensed.   These revisions also included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool.   During the third quarter of 2009, the Company did another restructuring of the pool, eliminating the cap imposed previously.  At the same time, the Company limited the individuals being paid from the pool by imposing more stringent performance standards. The decreases discussed above are partially offset by a $2.4 million variance relating to the one-time restricted stock award to certain Sales Directors scheduled to vest on January 2, 2009.  During the third quarter of 2008, it was our belief that the performance-related vesting conditions specified in the agreement would not be met for the shares scheduled to vest on January 2, 2009.  As such, during the third quarter of 2008, we recorded a net reduction of $2.4 million representing a reversal of the year-to-date amortization of $3.6 million offset by the third quarter amortization of $1.2 million associated with January 2, 2009 vesting.  The shares were in fact forfeited in January 2009.  We expect that the performance-related vesting conditions specified in the agreement for the shares scheduled to vest on January 2, 2010 will not be met for all such shares.  As such, we did not record the restricted stock amortization associated with this vesting in the third quarter of 2009.

•	Depreciation and amortization decreased $28,000, or 7.4%, to $348,000 in the third quarter of 2009 from $376,000 in the third quarter of 2008.

•
Training programs and marketing materials expense decreased $1.9 million, or 78.9%, to $510,000 from $2.4 million reported in the third quarter of 2008.  The Company experienced a decrease in training material sales of $622,000 directly affected by the elimination of the sales of magazines and a reduction in the number of new IBC sales compared to what we have experienced in the past.  The inventory reserve decreased $532,000 in the third quarter of 2009 compared to the same period in 2008, net of additions and disposals.  Fulfillment labor and freight decreased $369,000 in the third quarter of 2009 compared to the same period in 2008, directly related to the reduction of sales aids and magazine sales.   Meeting expenses decreased $373,000 in the third quarter of 2009 compared to the third quarter of 2008 due to the introduction of online training, along with a decrease in the number of marketing events the Company hosted.  Company management decided to hold fewer marketing events with larger numbers of attendees rather than smaller, more frequent meetings.

•
General and administrative expenses decreased $7.6 million, or 59.4%, to $5.2 million in the third quarter of 2009 from $12.8 million in the third quarter of 2008.  As a percentage of total marketing net revenues, these expenses were 42.7% in the third quarter of 2009 and 36.9% in the third quarter of 2008. The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of IBC sales and active Site Owners.  The decreases year over year relate primarily to:

▪	Printing and postage costs decreased $260,000 directly related to the decrease in the number of new IBC sales and the number of active Site Owners.
▪	Bad debt related to advances and notes receivables to the Company’s independent sales contractors decreased approximately $365,000 in 2009 compared to 2008.
▪	Payroll and related benefits decreased $632,000 due to the reduction in the home office staff.
▪	Merchant processing fees decreased $504,000 directly related to the number of outbound checks being processed.
▪	Convention costs decreased $4.4 million due to a decrease in the number of attendees and cost cutting measures implemented by management.
▪
Corporate allocation from the parent decreased $900,000 due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Travel Segment

Dollars in thousands	Three months ended
	Sept. 30, 2009	Sept. 30, 2008	Incr (decr)	% change
NET REVENUES
Travel commissions and services	$3,642	$7,360	$(3,718)	(50.5)%
Training programs and marketing materials	9	85	(76)	(89.4)%
Other	90	(38)	128	(336.8)%

Total net revenues	3,741	7,407	(3,666)	(49.5)%

OPERATING EXPENSES
Travel commissions	2,069	4,587	(2,518)	(54.9)%
Depreciation and amortization	121	60	61	101.7%
Training programs and marketing materials	81	533	(452)	(84.8)%
General and administrative	1,525	3,140	(1,615)	(51.4)%

Total operating expenses	3,796	8,320	(4,524)	(54.4)%

OPERATING LOSS	$(55)	$(913)	$858	(94.0)%

Net Revenues

•
Travel commissions and services revenue for the third quarter of 2009 decreased $3.7 million, or 50.5%, to $3.6 million from the $7.4 million reported in the comparable prior year quarter.  The decrease in travel commissions is attributable to the decrease in the number of active IBCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2009.  In addition, general economic conditions have lowered the overall demand for travel.  Some travel providers pay a preferred travel bonus, or override.  In 2008, a portion of the anticipated bonus was recorded with an offsetting receivable.  Due to the current trends, resulting in a decline in the amount of travel being sold, we do not anticipate earning these bonuses in 2009 and thus have not recorded any revenue or receivable in the current period.  This change amounts for $339,000, or 9.1%, of the change between periods.

•
Training programs and marketing materials revenue decreased $76,000 or 89.4%, to $9,000 from $85,000 reported in the third quarter of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain non-profit organizations which eliminated the requirement for training.

•
Other revenue increased in the third quarter of 2009 by $128,000, or 336.8%, to $90,000 from $38,000 of negative net revenue reported in the comparable prior year quarter. This increase primarily results from the introduction of the shopYTB program in the second quarter of 2009 which generated revenue of $115,000 during the third quarter of 2009.  Additionally, the negative revenue reported during the third quarter of 2008 is due to a significant amount of returns and allowances which did not repeat during the third quarter of 2009.

Operating Expenses

•
Travel commissions and other costs for the third quarter of 2009 decreased $2.5 million, or 54.9%, to $2.1 million from $4.6 million reported in the third quarter of 2008.  The decrease in travel commissions is primarily attributable to the decrease in the number of active Site Owners and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2009, in addition to an overall decline in the volume of travel due to current economic conditions.

•
Depreciation and amortization was $121,000 in the third quarter of 2009, compared to $60,000 in the corresponding quarter of 2008. The increase of $61,000, or 101.7%, in depreciation and amortization is primarily attributable to the addition of computer software related to our expansion into Canada, and the strengthening of our infrastructure.

•
Training programs and marketing material expense decreased $452,000, or 84.8%, to $81,000 from $533,000 reported in the third quarter of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain non-profit organizations which eliminated the requirement for training.

•
General and administrative expenses decreased $1.6 million, or 51.4%, to $1.5 million in the third quarter of 2009 from $3.1 million in the third quarter of 2008.  As a percentage of total travel net revenues, these expenses were 40.8% in 2009 and 42.4% in 2008. The increase year over year relates primarily to:

▪	Payroll and related benefits decreased $667,000 due to the reduction in the home office staff.
▪
Corporate allocation from the parent decreased $921,000 due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Parent

Dollars in thousands	Three months ended
	Sept. 30, 2009	Sept. 30, 2008	Incr (decr)	% change
NET REVENUES
Other	$-	$70	(70)	(100.0)%

Total net revenues	-	70	(70)	(100.0)%

OPERATING EXPENSES
Depreciation and amortization	215	242	(27)	(11.2)%
General and administrative	345	599	(254)	(42.4)%

Total operating expenses	561	841	(280)	(33.3)%

OPERATING LOSS	$(561)	$(771)	$210	(27.2)%

Net Revenues

Other revenue decreased $70,000, or 100%, in the third quarter of 2009 to $0 from $70,000 in the third quarter of 2008.  With the sale of the Company jet in January 2009 no income was generated as compared to rental income of the Company jet in 2008.

Operating Expenses

•
Depreciation and amortization was $215,000 in the third quarter of 2009, compared to $242,000 in the corresponding quarter of 2008. The decrease in depreciation and amortization of $27,000, or 11.2%, is primarily attributable to the sale of the Company jet in January 2009.

•
General and administrative expenses, net of corporate allocation, decreased $254,000, or 42.4%, to $345,000 in the third quarter of 2009 from $599,000 in the third quarter of 2008. The decreases year over year relate primarily to:

▪
Due to the overall decrease in allocable expenses as individually discussed below, the corporate allocation to the segments decreased $1.8 million.  Allocable expenses include contract labor, legal fees, accounting fees, consulting fees, restricted stock amortization and stock option expense.

▪	Jet maintenance decreased $125,000 due to the sale of the Company jet.
▪
Restricted stock amortization and stock option expense decreased $162,000 primarily due to second and third quarter forfeitures associated with restricted stock and stock option awards granted during 2008 and the second quarter of 2009.

▪	Consulting fees decreased $180,000 due to the completion of marketing initiatives which required consulting resources in 2008.
▪	Contract labor decreased $289,000 primarily due to the elimination of numerous consultants and the conversion of consultants to full time employees.
▪	Payroll and related benefits decreased $297,000 due to an initial impairment recorded in 2008 as a result of the then-pending sale of the Company jet..
▪	Asset impairment decrease of $310,000 due to an initial impairment recorded in 2008 as a result of the then-pending sale of the Company jet.
▪	Legal fees decreased $939,000 directly related to the reduction in defense costs associated with the suit filed by the California Attorney General’s office.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

We reported a net loss for the nine months ended September 30, 2009 of $3.1 million or $0.03 per diluted share compared to a net loss of $3.4 million or $0.03 per diluted share for the comparable period of 2008.  The overall results of the first nine months of 2009 were significantly impacted by the recording of the sale and related exit costs of our REZconnect subsidiary.  The net loss from discontinued operations for the nine months ended September 30, 2009 was $3.1 million or $0.03 per diluted share compared to $472,000 or $0.00 per diluted share for the comparable period of 2008.

The following discussions of the Company’s results of continuing operations exclude the results related to REZconnect. This business has been segregated from continuing operations and included in discontinued operations for the nine months ended September 30, 2009 and 2008.  See Note 13 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

The Company’s results of continuing operations were as follows:

Net Revenues

Net revenues totaled $55.3 million and $127.8 million in the first nine months of 2009 and 2008, respectively.

•
IBC sales and monthly fees decreased $54.6 million, or 55.9%, to $43.1 million in the first nine months of 2009 compared to $97.7 million in the comparable prior year period.  This decrease is attributable to the following:

▪
IBC sales revenue decreased $27.0 million, or 67.6%, in the first nine months of 2009 to $12.9 million from the $39.9 million reported in the comparable period in 2008.  We have experienced a decrease in the actual number of IBCs sold for the nine months ended September 30, 2009 to 14,410 from 67,901 in the prior year period.   As a result, the average number of IBC sales for which we were able to recognize revenue decreased to 3,540 in the first nine months of 2009 from 10,629 for the same period in 2008.  In addition, the average amount of recognized revenue from each IBC sale decreased to $436.58 for the nine months ended in 2009 from $449.95 in the comparable period in 2008.  We believe the decline in the number of new IBC sales is attributable to the current economic downturn present in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on shopYTB, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.

▪
Monthly renewal fees revenue decreased $27.9 million, or 48.2%, in the first nine months of 2009 to $29.9 million from the $57.7 million reported in the comparable period in 2008.  The decrease is in direct relation to the number of active paying Site Owners.  The weighted average of paying Site Owners per month decreased from 130,690 for the nine months ended September 30, 2008 to 65,675 for the same period in 2009.  We anticipate a continued decline in the number of active paying Site Owners in the coming months due to the general economic conditions in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on shopYTB, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.

▪
Partially offsetting the decline in IBC sales and monthly fees in the first nine months of 2009 is an increase of $225,000 in Enhanced Rep Site fees revenue, a new program in the third quarter of 2008.  The Enhanced Rep Site is a marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details Company events and meetings personalized to the Reps’ schedule, an archive of videos, audio files, an automatic email marketing campaign system and new contact management tools. This program was temporarily discontinued in June 2009 and restarted late in the third quarter of 2009.

•
Travel commissions and services revenue for the first nine months of 2009 decreased $10.3 million, or 51.6%, to $9.6 million from the $19.9 million reported in the comparable period in 2008.  The decrease in travel commissions is attributable to the decrease in the number of active IBCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2009.  In addition, general economic conditions have lowered the overall demand for travel.  Some travel providers pay a preferred travel bonus, or override.  In the first nine months of 2008, a portion of the anticipated bonus was recorded with an offsetting receivable.  Due to the current trends, resulting in a decline in the amount of travel being sold, we do not anticipate earning these bonuses in 2009 and thus have not recorded any revenue or receivable in the current period.  This change amounts for $531,000 or 5.2% of the change between periods.

•
Training programs and marketing materials revenue decreased $6.4 million, or 80.1%, in the first nine months of 2009 to $1.6 million from $8.0 million in the comparable period in 2008.  The decrease was primarily due to a reduction in sales of magazines and sales aids of $3.9 million, along with a reduction of $2.4 million relating to the number of training events that the Company held.  These reductions in sales are primarily due to a decrease in the number of new IBC sales compared to what we have experienced in the past.   We expect this trend to stabilize in the coming months, due to the release of a new training program, RPM, which was released late in the third quarter of 2009, as well as new marketing initiatives aimed at the stabilization of our sales force.  Qualified representatives of the Company in various cities throughout the country teach RPM Training, which includes a complete study of all YTB products, how to sell them, and how to build a successful YTB business.

•
Other revenue for the first nine months of 2009 decreased $1.2 million, or 55.5%, to $982,000 from $2.2 million reported in the comparable prior year period.  This decrease primarily results from the reduction in revenue of $984,000 due to the decline in the number of paying attendees at the annual convention held in August 2009.   In addition, payment processing fees decreased $345,000 due to the reduction in the number of checks processed.  These decreases were partially offset by revenues of $212,000 generated by the shopYTB program introduced in the second quarter of 2009.

Operating Expenses

•
Marketing commissions decreased $45.2 million, or 68.1%, in the first nine months of 2009 to $21.2 million from $66.3 million compared to the first nine months of 2008.  Commission expense related to new IBC sales declined $26.0 million directly related to the decline in the number of new IBC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new IBC sale which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $10.0 million in commission expense relating to Site Owner monthly renewal fees.  This is a direct result of the decline in the number of average active Site Owners for the first nine months of 2009 compared to the same period in 2008.  Also contributing to the reduction in commission expense for the first nine months of 2009 was the restructuring of our Directors’ Pool.  This change resulted in an $8.7 million decrease in marketing commission expenses during the first nine months of 2009 when compared to the same period in 2008.  During the fourth quarter of 2008, the Company revised its Directors’ Pool program, which restructured the program to only pay out the amounts contributed to the pool, essentially putting a cap on the amount the Company expensed.   These revisions also included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool.   During the third quarter of 2009, the Company did another restructuring of the pool, eliminating the cap imposed previously.  At the same time, the Company limited the individuals being paid from the pool by imposing more stringent performance standards. Also contributing to the reduction in commission expense is $693,000 related to the 2007 Sales Director Bonus Plan.  During the first nine months of 2009 and 2008, we incurred actual forfeitures greater than our estimated forfeitures of $271,000 and $45,000, respectively.  In addition, during the first nine months of 2008, we granted and immediately expensed stock options with a fair value of $467,000 under the 2007 Sales Director Bonus Plan.  No sales directors qualified for a bonus under the 2007 Sales Director Bonus Plan during the first nine months of 2009.

•
Travel commissions and other costs for the first nine months of 2009 decreased $8.7 million, or 60.3%, to $5.7 million from $14.3 million reported in the first nine months of 2008. Approximately $7.2 million of the decrease in travel commissions is primarily attributable to the decrease in the number of active Site Owners and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2009, in addition to an overall decline in the volume of travel due to current economic conditions.  A portion of this decrease, $1.5 million, is attributable to expense recorded in the first nine months of 2008 related to unsold cabins on a cruise that was not repeated in 2009.

•
Depreciation and amortization was $2.0 million in the first nine months of 2009 compared to $1.9 million in the corresponding period of 2008, reflecting an increase of $130,000, or 6.9%.  The increase in depreciation and amortization is primarily attributable to software additions designed to help facilitate the strength of our infrastructure.

•
Training programs and marketing materials expense decreased $6.4 million, or 80.5% to $1.6 million from $8.0 million reported in the first nine months of 2008.  A decrease of $1.8 million relates to the reduction in magazine and brochure sales directly affected by the decline in new IBC sales and active Site Owners.  The inventory reserve decreased $669,000 in the first nine months of 2009 compared to the same period in 2008, net of additions and disposals.  In addition, fulfillment labor and freight decreased $1.4 million in the first nine months of 2009 compared to the same period in 2008, directly related to the reduction of sales aids and magazine sales.   Meeting expenses decreased $1.7 million in 2009 compared to 2008 due to the introduction of online training, along with a decrease in the number of marketing events the Company hosted.  Company management decided to hold fewer marketing events with larger numbers of attendees rather than smaller, more frequent meetings. A decrease of $330,000 related to cost cutting efforts by management for the annual travel trade show.

•
General and administrative expenses decreased $15.0 million, or 37.4%, to $25.1 million in the first nine months of 2009 from $40.1 million in the first nine months of 2008.  As a percentage of total net revenues, these expenses were 45.4% in 2009 and 31.3% in 2008.  The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of IBC sales and active Site Owners.  The decreases year over year relate primarily to:

▪	Asset impairment decreased $310,000 due to an initial impairment recorded in 2008 as a result of the then-pending sale of the Company jet. The Company sold the jet in January 2009.
▪	Rep recognition awards decreased $540,000 directly related to the number of awards given for achieving milestones in the business.
▪
Accounting fees decreased $617,000.  This decrease is primarily related to the costs associated with the Company’s Sarbanes–Oxley compliance efforts for which the Company utilized external consulting services during the first nine months of 2008.  The majority of the on-going Sarbanes-Oxley compliance work was performed internally during the first nine months of 2009.

▪	Sales tax expense decreased $730,000 due to payments made to various states in 2008 that are now collected as part of sales in 2009 and remitted to the states.
▪	Consulting fees decreased $757,000 due to the completion of the SAP® software implementation and a number of other IT initiatives which required consulting resources in 2008.
▪	Marketing event costs for top Sales Directors in our Company decreased $832,000 due to the discontinuance of the annual performance-based contest for our top sales producers of travel and marketing.
▪	Bad debt expense related to advances and notes receivable to the Company’s independent sales contractors decreased $787,000.
▪
Legal fees decreased $1.1 million due to additional expense in 2008 related to general legal matters and the start-up of operations in Canada, the Bahamas and Bermuda as well as our insurance carrier’s reimbursement in 2009 of $250,000 of defense costs associated with the settled California Attorney General suit.

▪	Contract labor decreased $1.2 million due to the elimination of some consulting contracts and the conversion of consultants to full time employees.
▪	Printing and postage costs decreased $1.5 million directly related to the decrease in the number of new IBC sales and the number of active Site Owners.
▪	Merchant processing fees decreased $1.6 million directly related to the number of outbound checks being processed.
▪	Payroll and related benefits decreased $1.9 million due to the reduction in the home office staff.
▪	Convention costs decreased $4.4 million due to a decrease in the number of attendees and cost cutting measures implemented by management.
▪	Website user fees increased $227,000 relating to the Company’s travel booking platform.
▪	Insurance costs increased $354,000 due to the increase in premiums associated with the risk involved with past and pending lawsuits.
▪
Restricted stock amortization and stock option expense increased $887,000 in 2009 primarily due to amortization associated with restricted stock and stock option awards granted during the first and second quarters of 2009.

▪	Legal settlement costs increased $1.0 million related to the California Attorney General lawsuit, offset by a $170,000 decrease in other legal expenses.

 BUSINESS SEGMENTS

Marketing Segment

Dollars in thousands	Nine months ended
	Sept. 30, 2009	Sept. 30, 2008	Incr (decr)	% change
NET REVENUES
Internet business center sales and monthly fees	$43,147	$97,737	$(54,590)	(55.9)%
Training programs and marketing materials	1,523	7,770	(6,247)	(80.4)%
Other	687	1,893	(1,206)	(63.7)%

Total net revenues	45,357	107,400	(62,043)	(57.8)%

OPERATING EXPENSES
Marketing commissions	21,157	66,310	(45,153)	(68.1)%
Depreciation and amortization	1,045	1,036	9	0.9%
Training programs and marketing materials	1,446	7,095	(5,649)	(79.6)%
General and administrative	17,463	30,184	(12,721)	(42.1)%

Total operating expenses	41,111	104,625	(63,514)	(60.7)%

OPERATING INCOME	$4,246	$2,775	$1,471	53.0%

Net Revenues

•
IBC sales and monthly fees decreased $54.6 million, or 55.9%, to $43.1 million in the first nine months of 2009 compared to $97.7 million in the comparable prior year period.  This decrease is attributable to the following:

▪
IBC sales revenue decreased $27.0 million, or 67.6%, in the first nine months of 2009 to $12.9 million from the $39.9 million reported in the comparable period in 2008.  We have experienced a decrease in the actual number of IBCs sold for the nine months ended September 30, 2009 to 14,410 from 67,901 in the prior year period.   As a result, the average number of IBC sales for which we were able to recognize revenue decreased to 3,540 in the first nine months of 2009 from 10,629 for the same period in 2008.  In addition, the average amount of recognized revenue from each IBC sale decreased to $436.58 for the nine months ended in 2009 from $449.95 in the comparable period in 2008.  We believe the decline in the number of new IBC sales is attributable to the current economic downturn present in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on shopYTB, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.

▪
Monthly renewal fees revenue decreased $27.9 million, or 48.2%, in the first nine months of 2009 to $29.9 million from the $57.7 million reported in the comparable period in 2008.  The decrease is in direct relation to the number of active paying Site Owners.  The weighted average of paying Site Owners per month decreased from 130,690 for the nine months ended September 30, 2008 to 65,675 for the same period in 2009.  We anticipate a continued decline in the number of active paying Site Owners in the coming months due to the general economic conditions in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on shopYTB, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.

▪
Partially offsetting the decline in IBC sales and monthly fees in the first nine months of 2009 is an increase of $225,000 in Enhanced Rep Site fees revenue, a new program in the third quarter of 2008.  The Enhanced Rep Site is a marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details Company events and meetings personalized to the Reps’ schedule, an archive of videos, audio files, an automatic email marketing campaign system and new contact management tools. This program was temporarily discontinued in June 2009 and restarted late in the third quarter of 2009.

•
Training programs and marketing materials revenue decreased $6.2 million, or 80.4%, in the first nine months of 2009 to $1.5 million from $7.8 million in the comparable period in 2008.  The decrease was primarily due to a reduction in sales of magazines and sales aids of $3.9 million, along with a reduction of $2.4 million relating to the number of training events that the Company held.  These reductions in sales are mostly due to a decrease in the number of new IBC sales compared to what we have experienced in the past.  We expect this trend to stabilize in the coming months, due to the release of a new training program, RPM, which was released late in the third quarter of 2009, as well as new marketing initiatives aimed at the stabilization of our sales force.  Qualified representatives of the Company in various cities throughout the country teach RPM Training, which includes a complete study of all YTB products, how to sell them, and how to build a successful YTB business.

•
Other revenue for the first nine months of 2009 decreased $1.2 million, or 63.7%, to $687,000 from $1.9 million reported in the comparable prior year period.  This decrease primarily results from the reduction in revenue of $984,000 due to the decline in the number of paying attendees at the annual convention held in August 2009.   In addition, payment processing fees decreased $250,000 due to the reduction in the number of checks processed.

Operating Expenses

•
Marketing commissions decreased $45.2 million, or 68.1%, in the first nine months of 2009 to $21.2 million from $66.3 million compared to the first nine months of 2008.  Commission expense related to new IBC sales declined $26.0 million directly related to the decline in the number of new IBC sales.  In addition, we experienced a decrease in the average amount of commission expense recognized for each new IBC sale which is directly correlated to a decrease in commission bonuses paid.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $10.0 million in commission expense relating to Site Owner monthly renewal fees.  This is a direct result of the decline in the number of average active Site Owners for the first nine months of 2009 compared to the same period in 2008.  Also contributing to the reduction in commission expense for the first nine months of 2009 was the restructuring of our Directors’ Pool.  This change resulted in an $8.7 million decrease in marketing commission expenses during the first nine months of 2009 when compared to the same period in 2008.  During the fourth quarter of 2008, the Company revised its Directors’ Pool program, which restructured the program to only pay out the amounts contributed to the pool, essentially putting a cap on the amount the Company expensed.   These revisions also included the elimination of certain achievement levels that previously resulted in the highest levels of bonus payout from the pool.   During the third quarter of 2009, the Company did another restructuring of the pool, eliminating the cap imposed previously.  At the same time, the Company limited the individuals being paid from the pool by imposing more stringent performance standards. Also contributing to the reduction in commission expense is $693,000 related to the 2007 Sales Director Bonus Plan.  During the first nine months of 2009 and 2008, we incurred actual forfeitures greater than our estimated forfeitures of $271,000 and $45,000, respectively.  In addition, during the first nine months of 2008, we granted and immediately expensed stock options with a fair value of $467,000 under the 2007 Sales Director Bonus Plan.  No sales directors qualified for a bonus under the 2007 Sales Director Bonus Plan during the first nine months of 2009.

•
Training programs and marketing materials expense decreased $5.6 million, or 79.6%, to $1.4 million from $7.1 million reported in the first nine months of 2008.  A decrease of $1.8 million relates to the reduction in magazine and brochure sales directly affected by the decline in new IBC sales and active Site Owners.  The inventory reserve decreased $669,000 in the first nine months of 2009 compared to the same period in 2008, net of additions and disposals.  In addition, fulfillment labor and freight decreased $1.4 million in the first nine months of 2009 compared to the same period in 2008, directly related to the reduction of sales aids and magazine sales.   Meeting expenses decreased $1.7 million, in the first nine months of 2009 compared to 2008 due to the introduction of online training, along with a decrease in the number of marketing events the Company hosted.  Company management decided to hold fewer marketing events with larger numbers of attendees rather than smaller, more frequent meetings.

•
General and administrative expenses decreased $12.7 million, or 42.1%, to $17.5 million in the first nine months of 2009 from $30.2 million in the first nine months of 2008.  As a percentage of total marketing net revenues, these expenses were 38.5% in 2009 and 28.1% in 2008. The decrease in general and administrative expense in 2009 is primarily attributable to the costs associated with the reduction of IBC sales and active Site Owners.  The decreases year over year relate primarily to:

▪	Office supplies decreased $218,000 due to reduction in office staff and cost cutting measures by management.
▪	Rep recognition awards decreased $385,000 directly related to the number of awards given for achieving milestones in the business.
▪	Bad debt expense related to advances and notes receivable to the Company’s independent sales contractors decreased $485,000.
▪	Sales tax expense decreased $732,000 due to payments made to various states in 2008 that are now collected as part of the sale in 2009 and remitted to the states.
▪	Payroll and related payroll expenses decreased $796,000 due to the reduction in office staff.
▪
Marketing event costs for top Sales Directors in our Company decreased $832,000 due to the discontinuance of the annual performance-based contest for our top sales producers of travel and marketing in 2009.

▪	Printing and postage costs decreased $1.5 million directly related to the decrease in the number of new IBC sales and the number of active Site Owners.
▪	Merchant processing fees decreased $1.6 million directly related to the number of outbound checks being processed.
▪	Convention costs decreased $4.4 million due to a decrease in the number of attendees and cost cutting measures implemented by management.
▪
Corporate allocation from the parent decreased $1.1 million due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Travel Segment

Dollars in thousands	Nine months ended
	Sept. 30, 2009	Sept. 30, 2008	Incr (decr)	% change
NET REVENUES
Travel commissions and services	$9,611	$19,861	$(10,250)	(51.6)%
Training programs and marketing materials	68	234	(166)	(70.9)%
Other	295	243	52	21.4%

Total net revenues	9,974	20,338	(10,364)	(51.0)%

OPERATING EXPENSES
Travel commissions	5,694	14,349	(8,655)	(60.3)%
Depreciation and amortization	331	169	162	95.9%
Training programs and marketing materials	117	917	(800)	(87.2)%
General and administrative	5,388	7,905	(2,517)	(31.8)%

Total operating expenses	11,530	23,340	(11,810)	(50.6)%

OPERATING LOSS	$(1,556)	$(3,002)	$1,446	(48.2)%

Net Revenues

•
Travel commissions and services revenue for the first nine months of 2009 decreased $10.3 million, or 51.6%, to $9.6 million from the $19.9 million reported in the comparable period in 2008.  The decrease in travel commissions is attributable to the decrease in the number of active IBCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2009.  In addition, general economic conditions have lowered the overall demand for travel.  Some travel providers pay a preferred travel bonus, or override.  In the first nine months of 2008, a portion of the anticipated bonus was recorded with an offsetting receivable.  Due to the current trends, resulting in a decline in the amount of travel being sold, we do not anticipate earning these bonuses in 2009 and thus have not recorded any revenue or receivable in the current period.  This change amounts for $531,000 or 5.2% of the change between periods.

•
Training programs and marketing materials revenue decreased $166,000, or 70.9%, to $68,000 from $234,000 reported in the first nine months of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain non-profit organizations which eliminated the requirement for training.

•
Other revenue increased in the first nine months of 2009 compared to the first nine months of 2008 by $52,000, or 21.4%, to $295,000 from $243,000.  The increase primarily results from revenues of $212,000 generated by the shopYTB program introduced in the second quarter of 2009 partially offset by a reduction of $95,000 in payment processing fees due to the decline in the number of checks processed.

Operating Expenses

•
Travel commissions and other costs for the first nine months of 2009 decreased $8.7 million, or 60.3%, to $5.7 million from $14.3 million reported in the first nine months of 2008. Approximately $7.2 million of the decrease in travel commissions is primarily attributable to the decrease in the number of active Site Owners and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2009, in addition to an overall decline in the volume of travel due to current economic conditions.  A portion of this decrease, $1.5 million, is attributable to expense recorded in the first nine months of 2008 related to unsold cabins on a cruise that was not repeated in 2009.

•
Depreciation and amortization was $331,000 in the first nine months of 2009, compared to $169,000 in the corresponding nine months of 2008. The increase in depreciation and amortization of $162,000, or 95.9%, is primarily attributable to software additions designed to help facilitate the strength of our infrastructure.

•
Training programs and marketing material expense decreased $800,000, or 87.2%, to $117,000 from $917,000 reported in the first nine months of 2008 due to temporarily suspending a program aimed at sharing travel commissions with certain non-profit organizations which eliminated the requirement for training resulting in a decrease of expenses of $332,000.  Also contributing to the decrease was the reduction of $265,000 in annual travel trade show expenses for 2009 compared to 2008 due to management cost cutting measures.

•
General and administrative expenses decreased $2.5 million, or 31.8%, to $5.4 million in the first nine months of 2009 from $7.9 million in the first nine months of 2008.  As a percentage of total travel net revenues, these expenses were 54.0% in the first nine months of 2009 and 38.9% in the first nine months of 2008. The decreases year over year relate primarily to:

▪	Payroll decreased by $1.0 million due to the reduction in office staff.
▪	shopYTB expense, new in 2009, increased $136,000 for commissions to be paid.
▪	Website user fees increased $132,000 related to the Company’s travel booking platform.
▪
Corporate allocation from the parent decreased $1.7 million due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Parent

Dollars in thousands	Nine months ended
	Sept. 30, 2009	Sept. 30, 2008	Incr (decr)	% change
NET REVENUES
Other	$-	$70	$(70)	(100.0)%

Total net revenues	-	70	(70)	(100.0)%

OPERATING EXPENSES
Depreciation and amortization	$644	$685	(41)	(6.0)%
Training programs and marketing materials	1	-	1	n/m *
General and administrative	2,252	2,013	239	11.9%

Total operating expenses	2,897	2,698	199	7.4%

OPERATING LOSS	$(2,897)	$(2,628)	$(269)	10.2%
* not meaningful

Net Revenues

Other revenue decreased $70,000, or 100%, in the first nine months of 2009 to $0 from $70,000 compared to the first nine months of 2008.  With the sale of the Company jet in January 2009 no income was generated as compared to rental income of the Company jet in 2008.

Operating Expenses

•
Depreciation and amortization was $644,000 in the first nine months of 2009, compared to $685,000 in the first nine months of 2008. The decrease in depreciation and amortization of $41,000, or 6.0%, is primarily attributable to the reduction of depreciation related to the sale of the Company jet in January 2009.

•
General and administrative expenses, net of corporate allocation, increased $239,000, or 11.9%, to $2.3 million in the first nine months of 2009 from $2.0 million compared to the same period in 2008.  The increases year over year relate primarily to:

▪
Due to the overall decrease in allocable expenses as individually discussed below, the corporate allocation to the segments decreased $2.9 million.  Allocable expenses include contract labor, accounting fees, legal fees, consulting fees, restricted stock amortization and stock option expense.

▪	Jet maintenance fees decreased $252,000 in 2009 due to the sale of the Company jet in January 2009.
▪	Asset impairment decreased $310,000 due to an initial impairment recorded in 2008 as a result of the then-pending sale of the Company jet.
▪
Accounting fees decreased $622,000 primarily related to the costs associated with the Company’s Sarbanes–Oxley compliance efforts for which the Company utilized an external service during the first nine months of 2008.  The majority of the on-going Sarbanes-Oxley compliance work was performed internally during the first nine months of 2009.

▪	Consulting fees decreased $769,000 due to the completion of the SAP® software implementation and a number of other IT initiatives which required consulting resources in 2008.
▪
Legal fees decreased $1.1 million due to additional expense in 2008 related to general legal matters and the start-up of operations in Canada, the Bahamas and Bermuda as well as our insurance carrier’s reimbursement in 2009 of $250,000 of defense costs associated with the settled California Attorney General suit.

▪	Contract labor decreased $1.2 million primarily due to the elimination of some consulting contracts and the conversion of consultants to full time employees.
▪	Insurance expense increased $428,000 due to the increase in premiums associated with the risk involved with past and pending lawsuits.
▪	Legal settlement costs increased $1.0 million related to the California Attorney General lawsuit offset by a $170,000 decrease in other legal accruals.
▪
Restricted stock amortization and stock option expense increased $887,000 in 2009 primarily due to amortization associated with restricted stock and stock option awards granted during the first and second quarters of 2009.

DISCONTINUED OPERATIONS

The results of the REZconnect subsidiary, formerly included in our Travel segment, are classified as discontinued operations.  Results of the business as well as the loss on disposal are summarized below:

Dollars in thousands	Three months ended				Nine months ended
	September 30, 2009	September 30, 2008	Incr (decr)	% change	September 30, 2009	September 30, 2008	Incr (decr)	% change

NET REVENUES	$-	$723	$(723)	(100.0)%	$869	$2,570	$(1,701)	(66.2)%

OPERATING EXPENSES
Travel commissions	-	590	(590)	(100.0)%	709	1,885	(1,176)	(62.4)%
Training programs and marketing materials	-	2	(2)	(100.0)%	6	15	(9)	(60.0)%
General and administrative	-	446	(446)	(100.0)%	621	1,167	(546)	(46.8)%

Total operating expenses	-	1,038	(1,038)	(100.0)%	1,336	3,067	(1,731)	(56.4)%

OPERATING LOSS	-	(315)	315	(100.0)%	(467)	(497)	30	(6.0)%

OTHER INCOME (LOSS)	-	8	(8)	(100.0)%	4	26	(22)	(84.6)%

LOSS FROM OPERATIONS
BEFORE TAX PROVISION	-	(307)	307	(200.0)%	(463)	(471)	8	(1.7)%

INCOME TAX PROVISION	-	-	-	n/m *	(1)	(1)	-	0.0%

LOSS ON DISPOSAL, NET OF TAX	(14)	-	(14)	n/m *	(2,614)	-	(2,614)	n/m *

NET LOSS FROM
DISCONTINUED OPERATIONS	$(14)	$(307)	$293	(95.4)%	$(3,078)	$(472)	$(2,606)	552.1%

* not meaningful

The Company recorded a net loss from discontinued operations in the third quarter of 2009 of $14,000, a decrease in loss of $293,000 from a $307,000 loss recorded in the third quarter of 2008.  This decrease in loss is due to the disposal of the REZconnect subsidiary at the end of the second quarter of 2009.  The net loss from discontinued operations for the nine months ended September 30, 2009 and 2008 was $3.1 million and $472,000, respectively.  The increased loss is primarily due to the net loss on disposal recorded during the second quarter of 2009.  The loss on disposal included pre-tax exit costs of $2.6 million for the termination of certain employment agreements.  See Note 13 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

As of September 30, 2009, we had $800,000 in cash and cash equivalents.  We believe that our cash generating capability will be adequate to meet the needs of our future operations.  However, we cannot predict what the effect on our business might be from events that are beyond our control, such as the global credit and liquidity crisis. We continually assess our cash flow needs.  Currently, we have suspended the ongoing construction costs of our new corporate headquarters and our expansion project is on hold given the decrease in the amount of cash generated by our operating activities and the current economic climate in general.  We do not have, nor have we pursued, any credit facilities at the current time from which we may draw for our liquidity needs.

As shown in the accompanying financial statements, our Company has incurred losses from continuing operations for the first nine months of 2009 and 2008 of $62,000 and $3.0 million, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active Site Owner IBCs in our Company.  The number of active Site Owner IBC sites has declined during the nine months ended September 30, 2009 by a net of 41,962 to 50,421 active Site Owner IBCs from the 92,383 reported as of December 31, 2008.  In addition, from August 2008 through May 14, 2009, we were defending against a case brought by the California Attorney General challenging the legality of our network marketing program.  The Company settled this case in May 2009.  See Note 16 – “Commitments and Contingencies”.  Litigation claims can be expensive and time consuming to bring and defend against and could result in settlements or damages that could significantly affect financial results.  Consequently, the independent auditor’s report for the year ended December 31, 2008, included an explanatory paragraph to its audit opinion stating that our losses from operations, deficiency in working capital, and substantial uncertainties raise substantial doubt about our Company’s ability to continue as a going concern.

As part of our continual efforts to improve the operating efficiency of our Company and in response to these challenges, we have taken several actions and continue to evaluate other areas of opportunity to ensure that our Company will continue as a going concern.  In April 2009, our Board of Directors appointed a consultant with 25 years of senior management experience to provide recommendations to the Chief Executive Officer, the Board of Directors and management on cost structure improvements, compliance and other matters to improve the overall profitability of our Company.  See Note 17 – “Subsequent Events”.  We have instituted a cost reduction program that includes a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization.  The reductions in labor and fringe costs were approximately $1.1 million for the full year 2008 results and approximately $1.5 million and $3.5 million, respectively, for the three and nine months ended September 30, 2009.  In addition, numerous other discretionary costs have been eliminated, although these amounts are difficult to quantify.  Furthermore, to raise additional capital, the Company implemented the TSO Stock Purchase Plan which became operational in April 2009 (see Note 10 – “Share Based Payments” to the condensed consolidated financial statements) and generated $144,000 in proceeds as of September 30, 2009.  Management has decided to temporarily suspend this program.  Our Company is also evaluating the sale of certain non-core assets and additional programs to raise new capital for future operations.

In addition, the Company achieved resolution to some uncertainties that existed as of December 31, 2008, such as the civil action with the State of California as well as the dispute with its insurance carriers regarding their coverage for the defense of the case with California.  On May 14, 2009, the Company settled its case with the California Attorney General by entering into a Stipulated Judgment and agreeing to pay $1.0 million to the State of California for fines, restitution and the reimbursement of legal fees of which $750,000 has been paid as of September 30, 2009.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the Company or its executive officers.  With the California case settled, the Company finalized an agreement with its insurance carriers regarding the amount of coverage they would provide for the defense of the California case, as well as the Illinois class action suit.  See Note 16 – “Commitments and Contingencies.”

Additionally, the Company is addressing the decline in new IBC sales and existing Site Owner retention with the following key initiatives:

•
Through our ongoing marketing we are balancing initiatives to attract new Site Owners and retain existing Site Owners.  Understanding that today, our customers are more value oriented in their purchase decisions, we are expanding the “value” received in purchasing an IBC by bringing “in-house” our new “shopYTB” where Site Owners can direct customers to shop for items they already purchase online and receive commissions and cash back on normal purchases of everyday items.

•
We are developing new marketing programs and enhancing existing marketing programs to communicate the value of our IBC by offering a marketing system that enhances consistent marketing and tracking of the Site Owner sales efforts via a systematic marketing program.

We believe these factors will contribute toward reducing our operating losses and working capital deficiency.  However, there can be no assurance that our Company will be successful in achieving its objectives.

On May 14, 2009, a civil action was filed by the Illinois Attorney General against three subsidiaries of the Company and certain of its executive officers alleging that the Company violated Illinois’ unfair competition and advertising laws.  Although we believe that we have meritorious defenses against this action as well as the legal proceedings discussed in Note 16 – “Commitments and Contingencies” to the condensed consolidated financial statements, and we intend to vigorously defend the cases, if we are unsuccessful in our defense against the claims, the result would likely have a material adverse effect on our liquidity, financial condition, results of operations and the value of our common stock.

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

Cash flows generated from continuing operations is combined with cash flows generated from discontinued operations within operating activities, investing activities, and financing activities in our condensed consolidated statement of cash flows.  The following table presents a summary of our cash flows individually for continuing and discontinued operations for each of the three activities:

	Nine months ended September 30,
Dollars in thousands	2009	2008

Net cash provided by (used in):
Operating activities
Continuing	$(766)	$6,099
Discontinued	(345)	44
Total operating activities	(1,111)	6,143
Investing activities
Continuing	616	(7,955)
Discontinued	251	-
Total investing activities	867	(7,955)
Financing activities
Continuing	(216)	686
Discontinued	-	(16)
Total financing activities	(216)	670
Effect of exchange rate changes on cash	57	-

Net increase (decrease) in cash	$(403)	$(1,142)

Net cash used in operating activities of our continuing operations in the first nine months of 2009 was $766,000 compared to cash provided by operating activities of $6.1 million in the first nine months of 2008.  In addition, the operating activities of our discontinued operations used $345,000 of cash in the nine months ended September 30, 2009 and provided $44,000 in the same period of 2008.

Net cash provided by investing activities of our continuing operations was $616,000 during the first nine months of 2009 compared to $8.0 million used in the first nine months of 2008. This $8.6 million decrease in cash consumed was primarily related to a decrease in purchases of property and equipment of $7.8 million as well as an increase of $872,000 in proceeds received from the sale of assets held for sale resulting from the sale of the Company’s business jet for $872,000, net of $28,000 in closing costs.  Also partially offsetting the decrease in cash consumed was $378,000 in cash relinquished in the sale of our REZconnect subsidiary during the first nine months of 2009.  In addition, the investing activities of our discontinued operations provided $251,000 of cash in the nine months ended September 30, 2009, which represents net proceeds from the sale of short term investments.

Net cash used in financing activities of our continuing operations was $216,000 for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $686,000 for the prior year period.  Net cash used in financing activities during the first nine months of 2009 primarily related to a $300,000 principal payment made in connection with the headquarters note renewal offset by $144,000 in proceeds received from the Company’s TSO Stock Purchase Plan.  Net cash provided by financing activities in the first nine months of 2008 resulted primarily from proceeds received from the exercise of common stock warrants and the bank overdraft of $434,000.  In addition, during the first nine months of 2008, we deposited funds in connection with our obtaining a Standby Letter of Credit of $1.9 million collateralizing the obligations of our Sales Director-level Reps under two cruises that they booked, both of which set sail prior to June 30, 2008 triggering the release of all funds under this Letter of Credit to satisfy our obligations to the cruise line.  Also during the first nine months of 2008, a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as the Company’s new corporate headquarters was released and subsequently surrendered by the Company in partial repayment of the principal amount outstanding under such indebtedness.

On March 23, 2009, the Company’s primary domestic credit card processor (the “processor”) increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million.  Subsequently on May 29, 2009, the processor agreed to discontinue withholding additional reserves once a $2.7 million balance was attained.  As of the end of the second quarter of 2009, the full amount of the $2.7 million reserve requirement was funded, representing a use of funds of $1.3 million in the first nine months of 2009.

In addition, the Company expended approximately $922,000 in legal defense costs during the first nine months of 2009 that are not expected to continue into future periods.  However, additional legal expenses will be incurred related to the civil action filed by the State of Illinois, which the Company anticipates will be significantly lower than those incurred in conjunction with the California Attorney General suit.

The Company recognized a loss of $2.6 million during the second quarter of 2009 as a result of the decision to sell the REZconnect subsidiary, which will be paid through December 31, 2014 in common stock of the Company and cash payments of approximately $631,000.  As a result, the Company expects to realize cash savings of $2.4 million over the 5.5 years from the date of disposal based upon the cash payments to be made under the employment severance agreement versus the cash payments that would have been required under the original employment contracts.  Thus, while the Company has recognized significant expense during the second quarter of 2009, the cash savings over the 5.5 years from the date of disposal will serve to contribute a significant savings in terms of liquidity, helping to strengthen the Company’s position.  During the third quarter of 2009, the cash savings recognized by the company was $73,000.

On July 26, 2009, the $1.9 million balloon payment on the Company’s note on its corporate headquarters came due.  On September 29, 2009, we executed a Loan Modification, Renewal, and Extension Agreement (the “Agreement”), effective July 26, 2009, with FH Partners LLC (“FH Partners”) with respect to our corporate headquarters. We purchased the headquarters property in 2006 and obtained financing for the purchase through a loan from Meridian Bank (the “Loan”).  In 2008, Meridian Bank was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking, and as a result, our Loan and related documents were taken over by FH Partners.

The Agreement renews the note executed in connection with the Loan, and subsequently extended in July 2008 (the “Note”), in the new amount of $1.9 million and extends the maturity of the Note and Loan to April 30, 2010.  We paid an additional principal installment of $300,000 on September, 30, 2009 and a second additional principal installment of $200,000 is due and payable on December 31, 2009.  The amount due under the Note bears an annual interest rate of 8.0% or, in the alternative at our option, prime plus 4% subject to timely payments and the additional payment of $200,000.  In the event of default, as defined in the Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the Note due and payable.  All other terms of the Note and the Loan, including the representations and warranties, remain unchanged.

In connection with the execution of the Agreement, the Company granted FH Partners a mortgage on approximately nine acres of unencumbered raw land adjacent to the Company’s headquarters (the “Property”) as additional security for the Note, as evidenced by a Mortgage executed on September 29, 2009 (the “Mortgage”).  Under the Mortgage, we assigned and conveyed to FH Partners all rights, title and interest in existing or future leases for use of the Property and all rents and profits that pertain to the use of the Property.  In the event of default, as defined in the Mortgage, FH Partners has the right to foreclose on the Property and take possession or declare all payments immediately due and payable.

New Accounting Guidance

Recently Adopted Accounting Guidance

Effective January 1, 2009, the Company adopted the authoritative guidance issued by the FASB that applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Adoption of the guidance had no impact on the Company's disclosures and no material impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

Effective January 1, 2009, the Company adopted the revised authoritative guidance on business combinations issued by the FASB for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The revised guidance will be effective for any future acquisitions made by the Company.  Adoption of the guidance had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In April 2008, the FASB issued amended authoritative guidance on determining the useful life of intangible assets.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of the amended guidance is to improve the consistency between the useful life of a recognized asset and the period of expected cash flows used to measure the fair value of the asset. In addition, the amended guidance requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The amended guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company adopted the amended guidance on January 1, 2009. The adoption had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued authoritative guidance on interim disclosures about the fair value of financial instruments which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of the guidance as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted the guidance during the quarter ended June 30, 2009. The adoption had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairments for debt securities to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The guidance also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted the guidance during the quarter ended June 30, 2009.  The adoption had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued additional authoritative guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The additional guidance also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company adopted the guidance during the quarter ended June 30, 2009.  The adoption had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with the guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted guidance in the second quarter of 2009 and the adoption did not have a material impact on its condensed consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01, “Topic 105—Generally Accepted Accounting Principles - Amendments Based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”).  ASU 2009-01 amends the Codification for the issuance of FASB 168.  ASU 2009-01 includes FASB 168 in its entirety, including the accounting standards update instructions contained in Appendix B of FASB 168.  The Company adopted ASU 2009-01 during the quarter ended September 30, 2009. The adoption of ASU 2009-01 had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In August 2009, the FASB issued ASU 2009-04, “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” (“ASU 2009-04”).  ASU 2009-04 updates Section 480-10-S99, "Distinguishing Liabilities from Equity," reflecting the SEC staff’s views regarding the application of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock” (“ASR 268”), and clarifies that ASR 268 pertains to preferred stocks and other redeemable securities including common stock, derivative instruments, non-controlling interest, securities held by an employee stock ownership plan and share-based payment arrangements with employees.   The Company adopted ASU 2009-04 during the quarter ended September 30, 2009. The adoption of ASU 2009-04 had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In September 2009, the FASB issued ASU 2009-06, “Income Taxes (Topic 740) – Implementation guidance on Accounting for Uncertainty in Income Taxes and Disclosure – Amendments for Nonpublic Entities” (“ASU 2009-06”).  ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates disclosure required by paragraph 740-10-50-15(a) through (b) for nonpublic entities.  The Company adopted ASU 2009-06 during the quarter ended September 30, 2009. The adoption of ASU 2009-06 had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

Recently Issued Accounting Guidance

In June 2009, the FASB issued amended guidance on the accounting for transfers of financial assets.  The amended guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor.  Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued amended guidance on the consolidation of variable interest entities which requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, the amended guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company is currently evaluating this new statement.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach.  The guidance provided in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.  The Company has evaluated this update and has determined that it will not have a significant impact on its financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating this update.

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

Not applicable.

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

On October 6, 2009, Robert M. Van Patten accepted the position of President and CEO of the Company.  Previously, since April 2009, Mr. Van Patten had served in the consulting capacity discussed earlier.  The Board and management believe that the appointment of Mr. Van Patten to direct and provide guidance in the day-to-day operating activities of the organization will provide the business leadership necessary to guide the Company in future periods.  The changes in leadership and reporting responsibilities are believed to provide structure and accountability to the organization in the future.

Evaluation of Disclosure Controls and Procedures

In connection with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. In conducting this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because the actions taken to correct the material weakness in our internal control over financial reporting as of December 31, 2008 were recently implemented, further monitoring and testing was necessary to evaluate the effects of such remedial actions.  As such, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 our disclosure controls and procedures were not effective because of the material weakness discussed above.  Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2008, we believe that the consolidated financial statements contained in this report accurately present our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint, as well as claims against the Company for alleged violations of Missouri Merchandising Practices Act, the Utah Consumer Sales Practices Act, and the Georgia Sale of Business Opportunities Act.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards. As of July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  To date, the Court has not ruled on these motions.  Management believes the Company has meritorious defenses and intends to vigorously defend these cases.

On May 7, 2009, YTB Marketing and YTB Travel Network of Illinois Inc. (“YTB Travel Network”) filed in the Circuit Court of Madison County, Illinois a Complaint for Injunctive Relief and Motion for Temporary Restraining Order against certain former Sales Directors of YTB Marketing (“Defendant Directors”), each of whom became affiliated with another network marketing company and violated their respective contract terms.  The Complaint for Injunctive Relief requests, among other things, that the Court enjoin the Defendant Directors from soliciting or recruiting any of the Company’s Reps or Site Owners to any other network marketing company, other than Reps whom the defendants personally sponsored.  YTB Marketing and YTB Travel Network are also seeking to recover their costs, expenses and attorneys’ fees.  The Court held a hearing on the matter on May 14, 2009 and granted a temporary injunction.  The Defendant Directors filed counterclaims seeking payments not received by them from the date of their termination for violation of their contracts.  The Company considers these claims to be without merit.  The Company is seeking from the Defendant Directors payment of the Company’s costs and attorneys’ fees.  It is anticipated that this litigation will be resolved favorably for the Company.

Item 1A. Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

a)
On November 5, 2009, Andrew Wilder, CPA and Harold Kestenbaum, Esq. resigned from their positions as members of the Board of Directors of the Company.  There were no disagreements between Messrs. Wilder and Kestenbaum and the Company on any matter relating to the Company’s operations, policies or practices which resulted in their resignations.  Mr. Wilder served as the Chairman of the Audit Committee of the Board and will be replaced in that capacity by Thomas B. Baker, Jr., a current member of the Board.

In connection with the resignations, on November 5, 2009, the Company entered into an Indemnification Agreement (together, the “Indemnification Agreements”) with each of Messrs. Wilder and Kestenbaum (each, an “Indemnitee” and together, the “Indemnitees”).  Pursuant to the Indemnification Agreements, the Company has agreed to indemnify the Indemnitees against all expenses, judgments, fines and penalties incurred by them in connection with the defense or settlement of any Proceeding (as defined in the Indemnification Agreements) brought by a third party or the Company, but only if the Indemnitee acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company, and, in the case of a criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.  To the extent an Indemnitee has been successful on the merits in defense of any Proceeding, including by a settlement, the Company has agreed to indemnify him against all actual and reasonable expenses incurred in connection with the defense.  If the Company advances any expenses to an Indemnitee in connection with an ongoing Proceeding pursuant to the Indemnification Agreements, other than a Proceeding brought on behalf of the Company, the Company will be entitled to assume the defense of such Proceeding and, except under certain circumstances, will not be liable to the Indemnitee in connection with the defense of the Proceeding.

The Company is not obligated to indemnify or advance funds to the Indemnitee (i) if the Proceedings are initiated voluntarily by the Indemnitee; (ii) for any amounts for which payment is made to the Indemnitee under an insurance policy; (iii) for any Proceeding relating to the accounting of profits made from the purchase or sale by the Indemnity of securities of the Company in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended; (iv) for any liabilities resulting from the Indemnitee’s conduct which has been found to have been willful misconduct, knowingly fraudulent or deliberately dishonest; or (v) if a court determines that such indemnification would be unlawful.

The Company has agreed that as long as an Indemnitee may be subject to any Proceeding, it will maintain directors’ and officers’ liability insurance (“D&O Insurance”) for the benefit of the Indemnitee in reasonable amounts and at the levels no less favorable than that provided to any then-current director or officer of the Company.  In all D&O Insurance policies, the Indemnitee shall be named as an insured and be afforded the same rights and benefits as those received by the Company’s directors and officers.  In addition, coverage for the Indemnitee shall not exclude coverage for Indemnitee’s negligence, or fraud or deliberate dishonesty unless there has been a final adjudication of fraud or dishonesty by a court.  Coverage shall also include punitive and exemplary damages and any expenses and amounts not otherwise indemnifiable pursuant to the Indemnification Agreements, the Company’s organizational documents or applicable law.

The foregoing summary of the Indemnification Agreements is qualified in its entirety by reference to such agreements filed with this Form 10-Q as Exhibits 10.5 and 10.6, which are incorporated herein by reference.

b)
There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 6.   Exhibits

10.1	Loan Modification, Renewal, and Extension Agreement dated September 29, 2009 by and between YTB International, Inc. and FH Partners, LLC.

10.2	Mortgage dated September 29, 2009 by and between YTB International, Inc. and FH Partners, LLC.

10.3	Headquarters Property Note dated July 26, 2006 by and between YTB International, Inc. and Meridian Bank.

10.4	Commercial Security Agreement dated July 26, 2006 by and between YTB International, Inc. and Meridian Bank.

10.5	Indemnification Agreement dated November 5, 2009 by and between YTB International, Inc. and Harold L. Kestenbaum.

10.6	Indemnification Agreement dated November 5, 2009 by and between YTB International, Inc. and Andrew J. Wilder.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

YTB International, Inc.

/s/ Robert M. Van Patten
Robert M. Van Patten
Director and Chief Executive Officer
Dated: November 6, 2009

/s/ John D. Clagg
John D. Clagg
Chief Financial Officer
Dated: November 6, 2009