Form 10-K
period 2009-12-31
YTB International, Inc.
filed 2010-04-14
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

Commission file number 0-18412

YTB   INTERNATIONAL , INC .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock (which converts to Class A shares on a one-for-one basis when sold) held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.7 million based upon the closing price of $.11 on June 30, 2009, as reported by the Over-the-Counter Bulletin Board (“ OTC-BB ”).  As of the close of business on April 7, 2010, there were total shares outstanding of 79,601,069 and 34,357,428, respectively, of the registrant’s Class A Common Stock and Class B Common Stock (excludes 914,516 shares of restricted Class A Common Stock and 1,829,032 shares of restricted Class B Common Stock that have been granted and are being held in escrow but have not yet vested and are therefore not treated as outstanding).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders, expected to be held on or about June 7, 2010, are incorporated by reference into Part III of this Form 10-K where indicated.

Table of Contents

*	Portions of the Issuer's Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated herein by this reference.

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“ SEC ”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including those contained in Item 1A in this Annual Report of Form 10-K as may be updated from time to time in our future filings with the SEC.

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

PART I

Item 1.   Business .

YTB International, Inc., a Delaware corporation (the “ Company ”, “ YTB ” or “ We ”), is a leading marketer and provider of internet-based business opportunities offering travel-related services as well as shopping opportunities through 700 affiliate stores and nine featured stores.  We offer an interactive, real-time travel booking engine with access to travel inventories with leading travel industry suppliers to our licensees and to small office and home office entrepreneurs and independent travel agencies.  Our revenue stream is comprised primarily of proceeds from initial Internet Business Center (“ IBC ”) sales, formerly referred to as Internet Travel Centers or internet travel websites, monthly web hosting fees from our Site Owners, formerly referred to as Referring Travel Agents, or Referring Travel Affiliates in Canada, (“ Site Owner s ”), and commissions on the sale of travel products and through shopYTB, commissions from merchandise sales from a network of 700 affiliated stores and featured stores, as well as training and mentoring.

We believe that the shift to the internet for shopping and for booking travel and our unique programs for our Site Owners place us in a valuable and unique position to provide an income stream for our Site Owners and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry and/or to shop online at over 700 affiliate stores offering cash back as well as discounts.  The emerging market shift to the internet for shopping and travel services presents the opportunity for advancement of products and services by referral relationships.  Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty.  By contrast, each Site Owner develops personal relationships with his or her customers, who book travel or shop through the Site Owner’s IBC, thereby creating a significant advantage for our sales force over the major online travel companies and online shopping sites.  Typically, the cost to book a trip through a Site Owner is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites. The IBCs provide access to more than 35 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and others.  For shopping, customers receive cash back in the range of 2.5% to 12% and are eligible for all discounts offered by the online retailer.

In addition to our expected demand in travel related products, we are very excited about the introduction of new high commissionable retail products with the launch of ZamZuu, Inc. (“ ZamZuu ”) in January 2010, which replaces shopYTB from 2009.  See Recent Operations Developments.  We believe we are at the beginning of a massive paradigm shift as it pertains to retail shopping.  We are architecting the appropriate product mix, technology platforms and marketing programs to address this in the months and years to come.

We conduct our business operations through three wholly-owned subsidiaries and their respective subsidiaries: (i) YTB Travel Network, Inc., together with its subsidiary YTB Travel Network of Illinois, Inc.; (ii) YTB Marketing, Inc., formerly known as YourTravelBiz.com, Inc.; and (iii) YTB Franchise Services, Inc.

We were originally incorporated in the State of New York in June 1982 as Travel Network, Ltd., doing business as Global Travel Network. Summary information regarding the development of our business is found below under the heading “Corporate History.”

To strengthen our competitive position, we sought to bring an advanced technology to the home-based travel and lodging industry by investing in software development and offering new IBC opportunities, through shopYTB and ZamZuu launched in January 2010, such as the affiliate store relationship and the higher margin featured stores including insurance products, flowers, electronics, cosmetics, as well as nutritional products.   The divisions of the Company service all travel arrangements from the IBCs that we host.  As of December 31, 2009, there were 41,174 such online sites in operation.

Our Class A Common Stock is quoted on the Over the Counter Bulletin Board Exchange (“ OTC-BB ”) under the symbol “YTBLA.OB.”  In 2008, we submitted to a Financial Industry Regulatory Authority (“ FINRA ”) member firm the requisite paperwork to be filed with FINRA to have our Class A Common Stock quoted on the OTC-BB.  Previously, our Class A Common Stock was quoted on the Pink Sheets because we had been delinquent in 2005 and part of 2006 in filing our periodic reports under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”).

Current Operations

Our three wholly-owned subsidiaries operate as follows:

YTB Travel Network, Inc. (and its subsidiaries)

YTB Travel Network, Inc. (together with its domestic and international subsidiaries collectively “ YTB Travel ”) provides customer access to the travel vendor, supports online booking transactions, supplies personal fulfillment services, collects travel commissions from vendors and pays travel sales commissions.  YTB Travel is the travel management subsidiary that processes travel sales from online vendors, processes and handles bookings (reservations) from IBCs, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through our IBCs.  The fulfillment services are offered through interactive, real time booking engines and include access to preferred deals with leading travel industry suppliers.  Site Owners are educated through our numerous travel training courses. This training is accomplished through a combination of Company conference calls, e-training modules and hands-on certification seminars.  Site Owners earn transactional compensation from travel purchased from their respective IBCs.

YTB Marketing, Inc. (and its subsidiaries)

YTB Marketing, Inc., together with its domestic and international subsidiaries (collectively “ YTB Marketing ”) establishes and sells IBCs and compensates its Independent Marketing Representatives (“ Reps ”).  YTB Marketing conducts business through marketing, training and support of its Rep sales force which is responsible for marketing and selling IBCs to Site Owners.  There are currently 7,245 Reps who are qualified to participate in the network marketing compensation plan of YTB Marketing.  In order to qualify for this compensation, you first become an Associate that allows you to refer three site owners and once sold, you qualify as a Rep and you must sign the Rep agreement.

Reps are independent contractors who primarily work from their homes.  In addition to earning compensation on personal IBC sales, Reps may also build a sales force from whom they receive override compensation on IBC sales.  Reps may utilize a number of methods to sell IBCs including the use of informational meetings and events, local advertising, and one-on-one meetings.

YTB Marketing was created to compensate Reps for the sale of IBCs through a direct sales model via a multilevel marketing commissions structure.  YTB Marketing generally charges an initial fee of $449.95 for the setup of an IBC plus $49.95 per month for web hosting fees.

YTB Franchise Services, Inc.

YTB Franchise Services, Inc. (“ YTB Franchise ”) was formed in March 2009, to serve as the corporate entity to offer a new franchise offering designed to increase the training and qualifications of those IBC owners who want to focus exclusively on travel.  There has been no activity by YTB Franchise other than an initial capital contribution by YTB International, Inc.    All intercompany transactions have been eliminated in consolidation. Franchise applications have been filed in 7 states and are pending approval.

Recent Operational Developments

ZamZuu, Inc.

In January 2010, we renamed our YTB Marketing subsidiary to ZamZuu and launched ZamZuu, an e-commerce business solution opportunity, on January 15, 2010.  ZamZuu is strategically positioned in the world of e-commerce to not only continue to capture online travel sales, but to also take advantage of the growing trend of online retail sales and is an expansion of shopYTB from 2009.  ZamZuu is specifically designed for the individual who is interested in all facets of online retail.  This business opportunity is sold for a set up fee of $249.95 and a monthly hosting fee of $49.95.

Supplier Relationships

We conduct our operations through relationships with various travel and retail suppliers, such as airlines, hotels, flowers, event tickets and automobile rental companies.   We serve as a portal and thus have few direct contracts with suppliers.

Segments

We operate in the following two business segments: marketing of IBCs including the development of a sales network (“ Marketing ”); and sale of travel and various high incentive products along with a network of affiliated stores through IBCs (“ Travel ”). Our business segments operate primarily in the United States, but also have operations in Canada, Bermuda, and the Bahamas and are structured for potential additional international growth.

See Note 18 – “Segment Information” to the consolidated financial statements for summarized financial information concerning our reportable segments.

Intellectual Property

We operate our businesses under various trade names, including “ZamZuu™,” “YourTravelBiz™,” “YTB Travel and Cruises™,” “Travel Network ® ,” “Global Travel Network™,” “YTB Travel Network ® ,” “Travel Network Vacation Central™,” “Vacation Central™” and “Sunrise Travel Services™,” as well as internet websites “ZamZuu.com™,” “ZamZuu.biz™,” “YTB.com™,” “YourTravelBiz.com ® ,” “YTBnet.com™,” and “Bookmytravel.com™.

In January 2010, with the launch of ZamZuu, the Company no longer operates under the trade name “YourTravelBiz™” or the website “YourTravelBiz.com ® .”

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

Our competition can be classified into three separate types of companies: online travel providers; retail travel providers; and electronic distributors of travel information and services.  Websites such as Travelocity.com™, Priceline.com™,   Expedia.com™ and Orbitz.com™ are online retailers of travel, unlike YTB Travel which serves in a facilitator function only.  In addition, the YTB Travel target markets serve as direct referrals for our Company’s Site Owners.  Travelocity, through its subsidiary World Choice Travel, a competitor, is now a revenue-generating preferred supplier for air ticketing, car rental and hotel on our IBCs.

Because of our direct marketing approach and our diverse customer base, we are not dependent on any major customers for a significant portion of our revenues. There are currently other direct network marketing companies specializing in the marketing of online travel businesses similar to YTB Marketing.

For non-travel related products and services, our competitors are the retail stores that consumers can go to directly online such as Target, Wal-Mart, etc.  However, those retail stores do not offer cash back or commissions to the customer unless they go through our search engine.

Regulatory Framework

Accounting Standards

We follow accounting standards set by the Financial Accounting Standards Board (“ FASB ”) as well as rules promulgated by the SEC.  The FASB sets generally accepted accounting principles (“ GAAP ”) that we follow to ensure we report our financial condition, results of operations, and cash flows consistently.  Over the years, the FASB and other designated GAAP-setting bodies, have issued GAAP guidance in the form of Statements of Financial Accounting Standards (“ SFASs ”), FASB Interpretations, FASB Staff Positions (“ FSPs ”), Emerging Issues Task Force (“ EITF ”) consensuses on issues, Accounting Standards Executive Committee Statements of Position (“ SOPs ”), etc.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification™ (the “ Codification ”).  The Codification is the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. In addition, rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification does not change how we account for our transactions or the nature of related required disclosures.  What the Codification changes is how we reference guidance issued by the FASB.  We refer to topics in the Codification rather than SFAS 165, FSP 157-2, EITF 06-3, SOP 98-1, etc.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  Going forward, the FASB will not issue new standards in the form of SFASs, FSPs, or Interpretations. Instead, the FASB will issue Accounting Standards Updates (“ ASUs ”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification.  We have updated our references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the Codification.

Industry Regulations

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

In addition to federal regulation in the United States, each state has enacted its own "Little FTC Act" to regulate sales and advertising. Occasionally, we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have, from time to time, modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with the laws and regulations relating to network marketing activities in our current markets.  Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Reps or Site Owners could be found not to be in compliance with applicable laws and regulations. Failure by a Rep or Site Owner, or by us, to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential Reps or Site Owners, or enter into new markets. In the United States, the Federal Trade Commission (“ FTC ”) has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and the payment of large fines. Although, to our knowledge, we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future.

On April 5, 2006, the FTC released a proposed rule, The Business Opportunity Rule. This proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans. The Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or it may change significantly before it is implemented. If this proposed rule were adopted as it is currently proposed, it would require us to change some of our current practices regarding pre-sale disclosures. The proposed rule, if enacted in its current form, would likely cause us, as well as most other direct sellers, to be regulated as a seller of business opportunities in the United States.  Under the current Business Opportunity Rule, we do not qualify as a seller of a business opportunity because we offer U.S. distributors the opportunity to join our business for $449.95, below the $500 threshold required for a company to be subject to the current rule.  The proposed rule would eliminate that threshold.  In addition, the proposed rule would require all sellers of business opportunities to deliver written disclosure of certain information to a prospective purchaser seven days prior to the time the prospective purchaser could sign any agreement or make any payment in connection with the business opportunity.  The information that a seller of a business opportunity would have to provide all prospective purchasers would include: (1) the seller’s and rep’s identification information, (2) whether an earnings claim is made and, if so, a detailed earnings claim statement with substantiating information and certain representations relating to the earnings of other business opportunity purchasers, (3) legal actions involving deceptive practices or other matters filed against the seller, its affiliates and other related parties and/or the presenting distributor in the last 10 years, (4) whether a cancellation or refund policy is available and, if so, a statement describing the policy, (5) the number of business opportunity purchasers that have canceled within the past two years, and (6) a reference list of the 10 nearest current or past business opportunity purchasers, with personal information available to allow the prospective purchaser to contact a listed purchaser.  We, along with the Direct Selling Association (“ DSA ”), other direct selling companies, and other interested parties have filed comments with the FTC opposing adoption of the proposed rule in its current form and suggesting alternative means to regulate fraudulent business activities without imposing undue burdens on legitimate companies in the direct selling industry.  If The Business Opportunity Rule is adopted as proposed, it could negatively impact our business and harm our ability to attract new Reps and Site Owners in the United States.

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

Corporate History

We were originally incorporated as a New York corporation in June 1982 as Travel Network, Ltd., doing business as Global Travel Network. In February 1994, we re-incorporated in the State of New Jersey. In 1998, our assets were transferred to Global Travel Network, L.L.C. (“ GTN ”). GTN was created as a conduit to participate in the franchise Global Travel Network business of Travel Network, Ltd.

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

In December 2004, we acquired all of the issued and outstanding stock of YourTravelBiz.com, Inc., then a privately-held Illinois corporation, pursuant to a share exchange transaction. In this transaction the stockholders of YourTravelBiz.com, Inc. received, in exchange for 100% of YourTravelBiz.com, Inc.’s capital stock, 11,522,376 newly issued shares of our capital stock (the “ Exchange Stock ”). The number of shares of Exchange Stock issued was one share greater than the total number of then-outstanding shares of our stock and consisted of 7,430,000 shares of our common stock and 4,092,376 shares of our Series B Convertible Preferred Stock (“ Series B Stock ”). The Series B Stock was created and issued because we did not have a sufficient number of authorized and un-issued shares of our common stock available for issuance to the YourTravelBiz.com, Inc. stockholders in the transaction. Each share of Series B Stock was converted into one share of our common stock on January 9, 2005. The issuance of the Exchange Stock was not registered, as the transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

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

On July 31, 2007, the Reclassification Date, we filed our Amended and Restated Certificate of Incorporation, previously approved by our stockholders at our 2007 annual meeting of stockholders on June 11, 2007, which authorized the issuance of two classes of common stock - Class A Common Stock (300,000,000 shares authorized) and Class B Common Stock (100,000,000 shares authorized) - and an increase in our total authorized capital. This amendment and restatement enabled a reclassification of our then-existing common stock, par value $0.001 per share (“ Old Common Stock ”) into Class B Common Stock and an accompanying stock dividend (collectively, the reclassification and the stock dividend, the “ Reclassification ”) pursuant to which stockholders of record received one share of Class A Common Stock and two shares of Class B Common Stock for each share of Old Common Stock held as of the Reclassification Date.

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

Discontinued Operations

During the second quarter of 2009, the Company’s Board of Directors made a strategic decision to sell its subsidiary, REZconnect Technologies, Inc. (“ REZconnect ”) on June 30, 2009.  The Board determined that the REZconnect business model, serving primarily brick and mortar travel agencies, was not compatible with our current and future plans.  During the first half of 2009, REZconnect operations reported net revenues of $869,000 and a loss from operations of $463,000. The Company recorded a loss on disposal, net of tax of $2.6 million for the year ended December 31, 2009.  See Note 17 – “Discontinued Operations” to the consolidated financial statements for further discussion.

Employees

As of April 7, 2010, we had a total of 157 full-time employees, 3 part-time employees and 28 furloughed employees (which excludes Reps and Site Owners, who are independent contractors and not employees).  Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe that we enjoy good relations with our employees.

Recent Milestones and Achievements

During 2009, we were named the 25 th largest travel agency in the United States by Travel Weekly for the year ended 2008 and during 2008, they named us the 26 th largest for the year ended 2007.  During fiscal 2008, the aggregate value of the retail travel services that have been booked by our Site Owners and independent franchisees surpassed $424 million.

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

Geographical Financial Information

See Note 18 – “Segment Information” to the consolidated financial statements for summarized financial information concerning our geographical financial information.

Seasonality

YTB Travel experiences seasonal fluctuations in the demand for the products and services it offers. The majority of its customers book travel for leisure purposes rather than for business.  Gross bookings for leisure travel are generally highest in the first and second calendar quarters as customers plan and book their spring and summer vacations.  However, net revenue is generally recognized when the travel takes place and typically lags bookings by several weeks or longer.  As a result, our cash receipts are generally highest in the first and second calendar quarters and our net revenue is typically highest in the second and third calendar quarters. YTB Travel’s seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the continued growth of our international operations or a change in our product mix.

We believe marketing of YTB Marketing’s IBCs is not significantly affected by the seasonality of the travel business.

The addition of shopYTB in January 2009 provided the opportunity to sell high incentive products through our IBCs as well as connect to a network of affiliated stores offering cash back to our customers has also helped offset the seasonality of travel.

Available Information
`
More information about us can be found on our website at www.ytbi.com .  On this website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.   R isk Factors.

References to “us,” “we” and “our” refer to the Company.  The following risk factors could adversely affect our business, results of operations and financial condition. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us may also negatively impact us and our sales.

Global economic conditions may continue to have an adverse effect on our business and financial performance.

Travel and other retail expenditures are sensitive to personal and business discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. Domestic and global economic conditions continued to weaken in 2009, and the outlook for 2010 is uncertain. This prolonged economic downturn has increased unemployment and reduced the financial capacity of our customers, thereby slowing spending on the services we provide. The continuation, or worsening, of domestic and global economic conditions could continue to adversely affect our businesses and financial performance.

Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of our suppliers, thereby increasing the risk of non-performance by such suppliers.  This could, in turn, adversely affect our financial results.

In January, 2010, we introduced a new internet-based retail engine called ZamZuu.  If ZamZuu does not generate sufficient economic incentive or interest to retain existing Reps and to attract new Site Owners and Reps, our business and financial performance could be adversely affected.

We plan to offer ZamZuu as the exclusive IBC option for new Site Owners on a go-forward basis, while continuing to maintain and operate our existing travel IBCs.  Since the revenue generated by the sale of new IBCs constitutes a material portion of the Company’s revenues, our business and financial performance could be adversely affected if ZamZuu does not generate sufficient economic incentive or interest to retain existing Reps and to attract new Site Owners and Reps.  As noted below, there can be no assurance that ZamZuu will attract Site Owners in sufficient numbers to sustain current revenue levels or drive future growth.

As a company that distributes products and services through a network marketing system, we experience constant turnover among our Reps and Site Owners. Our failure to establish and maintain Rep and Site Owner relationships for any reason could negatively impact our sales of products and services and harm our financial condition and operating results.

We conduct marketing activities, book travel and sell a variety of products exclusively through 7,245 independent contractors known as Reps (such numbers are provided as of March 29, 2010) and 41,174 Site Owners (such numbers are provided as of December 31, 2009), and we depend upon them directly for substantially all of our marketing activities and bookings.  To increase our revenue, we must increase the number, and/or the productivity, of our Reps and Site Owners.  Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of Reps and Site Owners. Our ability to attract new Site Owners will be largely dependent on the success of ZamZuu.  The loss of a significant number of Reps and Site Owners, including any key Reps, together with Rep down-line sales organizations, could materially and adversely affect sales of our services and our bookings and could impair our ability to attract new Reps and Site Owners.

Reps and Site Owners have highly variable levels of training, skills and capabilities.  The turnover rate for our Reps and Site Owners, and our operating results, can be adversely impacted if we and our upper-level Rep and Site Owner leadership do not provide the necessary mentoring, training and business support tools for new Reps and Site Owners to become successful salespeople in a short period of time.

Our financial success and business reputation depend, in large part, on our Reps and Site Owners, who are not employees and operate as independent contractors.

As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products.  We rely on non-employee, independent Reps and Site Owners to market and sell our products and services.  Reps and Site Owners are independent contractors who market, purchase, and/or sell our products and services to customers.  Reps and Site Owners typically work on a part-time basis and likely will engage in other business activities, some of which may compete with us.  We have a large number of Reps and Site Owners and a relatively small corporate staff to implement our marketing programs and to provide training and motivational support to our Reps and Site Owners.  Our net sales are directly dependent upon the efforts of these non-employee, independent Reps and Site Owners.  Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing the number of new Reps and Site Owners, retaining our existing Reps and Site Owners, and in improving the productivity of our Reps and Site Owners.

We can provide no assurances that the number of Reps and/or Site Owners will increase or remain constant or that their productivity will increase.  We experienced a 13.1% decrease in active Reps and a 55.4% decrease in Site Owners during 2009. The number of active Reps and Site Owners may not increase and could decline in the future.  Reps and Site Owners may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new Reps and Site Owners from year to year.  We cannot accurately predict any fluctuation in the number and productivity of Reps or Site Owners because we primarily rely upon existing Reps to:  (1) sell IBCs to new Site Owners; (2) sponsor and train new Reps; and (3) motivate new and existing Reps.  Operating results could be adversely affected if our existing and new business strategies and products (including ZamZuu) do not generate sufficient economic incentive or interest to retain existing Reps and to attract new Site Owners and Reps.

The loss of a significant Rep or downline sales organization could adversely affect our business.  We rely on the successful efforts of our Reps who become leaders within our Compensation Plan.  Our Compensation Plan is designed to permit Reps to sponsor new Reps, creating multiple levels in the downline organization.  Sponsored Reps are referred to as "downline" Reps within the sponsoring Rep's "downline network."  As a result of this network marketing system, Reps develop business relationships with other Reps.  The loss of a key Rep or group of Reps, large turnovers or decreases in the size of the Rep force, seasonal or other decreases in sales volume reduction, the costs associated with training new Reps, and other related expenses may adversely affect our business, financial condition, or results of operations.  Moreover, our ability to continue to attract and retain Reps and Site Owners can be affected by a number of factors, some of which are beyond our control, including:

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

There can be no assurance that we will be able to continue to attract and retain Reps or Site Owners in sufficient numbers to sustain future growth or to maintain our present growth levels, which could have a material adverse effect on our business, financial condition, or results of operations.

Our revenues are highly dependent on the receipt of IBC hosting fees.

Fees from hosting and sales of IBCs that we offer to home-based representatives make-up over 76% of our revenues as of December 31, 2009. While our business model is based primarily on IBC hosting of various products and services, we do intend to pursue other sources of revenue to lower this percentage. In the event that we are unable to do so, we will remain dependent on IBC hosting. The majority of our IBC hosting agreements are terminable at will or upon 30 days’ notice. While we are dependent on fees from IBC hosting, no single IBC hosting arrangement accounts for more than 1% of our IBC hosting revenues. During 2008 and 2009, we experienced a substantial decrease in our number of IBC hosting arrangements. In the event of a continued decrease in the number of such hosting arrangements, or the fees we are able to charge for such arrangements, our financial condition, results of operations and future growth may be further impaired.

Since we cannot exert the same level of influence or control over our Reps and Site Owners as we could were they our own employees, our Reps and Site Owners could fail to comply with our Rep and Site Owner Policies and Procedures and Terms and Conditions, which could result in claims against us that could harm our financial condition and operating results.

Our Reps and Site Owners are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if our Reps and Site Owners were our own employees.  As a result, there can be no assurance that our Reps or Site Owners will participate in our marketing strategies or plans, accept our introduction of new services or comply with our respective Rep and Site Owner Policies and Procedures and Terms and Conditions.

Our Policies and Procedures and Terms and Conditions for our Reps and Site Owners differ according to the various legal requirements of each country in which we do business.  While our respective Policies and Procedures and Terms and Conditions are designed to govern Rep and Site Owner conduct and to protect the goodwill associated with our trademarks, they can be difficult to enforce because of the large number of Reps and Site Owners and because of our Reps’ and Site Owners’ independent status.  Violations by our Reps and Site Owners of applicable law or of our Policies and Procedures and Terms and Conditions in dealing with customers or other third parties could reflect negatively on our services and operations, and harm our business reputation.  In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our Reps and Site Owners.  If any of these events occurs, the value of an investment in our common stock could be impaired.

Because our earnings from IBC sales, monthly fees, commissions, training programs and marketing materials have exceeded marketing commissions and commissions paid out to our Reps and Site Owners in the past, such a trend, if continued, could reflect our Reps’ and Site Owners’ inability to achieve profitable results for themselves, which, in turn, could threaten the sustainability of our business model.

Our business model depends, to a significant extent, upon our ability to achieve a profit from the activities carried out by our Reps and Site Owners on our behalf and to draw from their affiliation with our Company.  If Reps and Site Owners are unable to operate their own marketing and/or IBC profitably within the framework of our organization, it could adversely impact Rep and Site Owner retention and could threaten the sustainability of our business model.

For the 2009 fiscal year, our revenues from IBC sales and monthly web-hosting fees paid by Site Owners, along with revenues from training programs held and marketing materials sold to Reps and Site Owners, exceeded the marketing commissions and commissions that we expended in payments to our Reps and Site Owners.  If, and to the extent that, this excess reflected in our operating results actually reflects a deficit in the operating results of our Reps and Site Owners in their marketing and sales-related activities within the YTB organization, such a deficit, if continued indefinitely, would reflect a negation of the financial incentive for Reps and Site Owners to continue in their YTB-related activities on our behalf.  Any such negative financial results for our Reps and Site Owners would adversely impact our ability to retain them within our organization, which, in turn, would call into question the sustainability of our business model and thereby harm our financial condition and operating results.

Our growth cannot be assured; even if we do experience growth, we cannot assure you that we will grow profitably.

Our business strategy is dependent upon the growth of our business. For us to achieve significant growth, potential Reps and Site Owners, consumers and suppliers must accept our IBCs, including ZamZuu, as a valuable commercial tool.  Suppliers will also need to accept or expand their use of our IBCs and to view our IBCs as an efficient and profitable channel of distribution for their products. To a lesser extent, our growth is also dependent on our ability to broaden the appeal of our IBCs. Our plans to pursue other opportunities for revenue growth and cost reduction are at an early stage, and we cannot assure you that our plans will be successful or that we will actually proceed with them as described.

If we fail to further penetrate and expand our business in existing markets, the growth in sales of our services, along with our operating results, could be negatively impacted.

The success of our business is to a large extent contingent on our ability to continue to grow by further penetrating existing markets, both domestically and internationally.  Our ability to further penetrate existing markets in which we compete is subject to numerous factors, many of which are out of our control.  Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to participate in a network marketing business model.  Moreover, our growth will depend upon improved training and other activities that enhance Rep and Site Owner retention in our markets.  As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Adverse changes or interruptions in our relationships with suppliers could affect our access to offerings and reduce our revenues.

We rely on various agreements with our travel and retail suppliers, and these agreements contain terms that could affect our access to services and reduce our revenues. Most of the relationships we have are freely terminable by the supplier upon notice. The majority of our agreements with such suppliers are one year agreements. None of these arrangements are exclusive, and any of our suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors.

We cannot ensure that our arrangements with suppliers will remain in effect or that any of these suppliers will continue to supply us with the same level of access to inventory of offerings in the future. If our access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it could have a material adverse effect on our business, financial condition or results of operations.

In addition, our suppliers have felt the impact of the global economic recession.  As a result, our suppliers could attempt to terminate or renegotiate their agreements with us on more favorable terms to them, which could reduce the revenue we generate from those agreements.

Declines or disruptions in the travel industry could adversely affect our business or financial performance.

Our business and financial performance are affected by the health of the worldwide travel industry, including by decreases in hotel occupancy rates, hotel average daily rates, decreases in airline capacity or rising airline ticket prices, all of which we have recently experienced. Events or weakness specific to the air travel industry that could negatively affect our business also include continued fare increases, travel-related strikes or labor unrest, bankruptcies or liquidations and fuel price volatility. Additionally, our business is sensitive to travel safety concerns, and thus, our business has in the past and may in the future decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of natural disasters such as hurricanes or earthquakes or when travel might involve health-related risks. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business and financial performance over the short and long-term.

Airline “journey controls” may reduce the number of low-priced connecting itineraries we can present to our Site Owners.

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

The minimum transaction fees many of our airline suppliers have agreed to pay to us decrease in amount each year over the term of our charter associate agreements. In recent years, less than approximately 5% of our revenues came from transaction and segment fees paid directly by travel suppliers for airline bookings made by our customers through our online travel service. Where we have charter associate agreements with airline suppliers, these agreements obligate the airline to pay us transaction fees on published fares that are not less than certain agreed-upon floor rates for tickets sold through or on our Site Owners’ IBCs. These minimum transaction fees decrease in amount each year and are expected to continue to decline on an annual basis as a percentage of gross revenues, among other reasons, because it is unlikely that any of our charter associate airlines will choose to pay us transaction fees above the minimum levels specified in our contracts. Furthermore, our charter associate agreements have defined durations, and we cannot assure you that our transaction fees will not be reduced or eliminated in the future or will remain competitive with market terms during the duration of the agreements.

Interruptions in service from third parties or transitions to new service providers could impair the quality of our service.

We rely on third-party computer systems and other service providers, including the computerized central reservation systems of the airline, lodging and car rental industries, to make airline ticket, lodging and car rental reservations and credit card verifications and confirmations. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. In the past, third parties like these have suffered system outages that have adversely affected the ability of their clients to offer services or to process booking transactions. Any future interruption in these, or other, third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. We work with AT&T for Internet access. If our arrangement with this provider is terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

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

We are and may, in the future, become party to litigation, including, for example, claims relating to advertising, unfair competition and anti-pyramid laws.  We are also subject to the risk of private party challenges to the legality of our network marketing program.  The multi-level marketing programs of other companies have been successfully challenged in the past. Currently, we are defending against two such cases. The first, now pending in the United States District Court for the Southern District of Illinois, involves claims brought by private plaintiffs on behalf of a putative class alleging violations of the Illinois Consumer Fraud Act.  The second involves a complaint filed by the Illinois Attorney General against the Company and its officers alleging the Company’s business constitutes an illegal pyramid sales scheme. See Item 3 for additional information.

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

If our internal controls are found to be ineffective, our financial results or our stock price may continue to be adversely affected.

Our most recent evaluation resulted in our conclusion that as of December 31, 2009, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management previously identified and disclosed a material weakness in internal control over financial reporting relating to our control environment. Our management has been actively engaged in the implementation of remediation efforts to address the material weakness in the control environment.

If our internal control over financial reporting is found to be ineffective or if we identify a material weakness or significant deficiency in our financial reporting (relating to a failure to adequately remediate previously identified material weaknesses, or the identification of new significant deficiencies or material weaknesses), investors may lose confidence in the reliability of our financial statements, which may continue to adversely affect our financial results and/or our stock price.

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

•
the possibility that a government authority might impose legal, tax or other financial burdens on our Site Owners or Reps, as direct sellers, or to the structure of our operations in various markets; and

•	the possibility that a government authority might challenge the status of our Site Owners or Reps as independent contractors or impose employment or social security taxes on them.

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

Additionally, in many markets, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local population to a new opportunity with our Company, or to make it more difficult for us to recruit qualified Reps.  There can be no assurance that, even if we are able to commence operations in new foreign countries, there would be a sufficiently large population of potential Reps and Site Owners inclined to participate in a network marketing system or services opportunity offered by us.

We depend on the integrity and reliability of our information technology infrastructure, and any related inadequacies may result in substantial interruptions to our business.

Our ability to timely provide services to our Reps and Site Owners and their customers depends on the integrity of our information technology system.  The most important aspect of our information technology infrastructure is the system through which we record and track Rep sales and Site Owner commissions, volume points, bonuses and other incentives.  We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors.  Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose our Reps and Site Owners if the errors or inadequacies impair our ability to track sales and pay bonuses and other incentives.  Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all.  Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits, thereby harming our financial condition and operating results.

Rapid technological changes may render our technology obsolete or decrease the attractiveness of our products to our Site Owners and consumers.

To remain competitive in the online travel and retail industry, we must continue to enhance and improve the functionality and features of our IBCs. The Internet and the online commerce industry are rapidly changing. In particular, the online travel and retail industry is characterized by increasingly complex systems and infrastructures and new business models. If competitors introduce new products embodying new technologies, or if new industry standards and practices emerge, our existing IBCs, technology and systems may become obsolete. Our future success will depend on our ability to accomplish the following:

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

If our intellectual property is not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe upon the intellectual property rights of others, our financial condition and results of operations could be harmed.  Our success and ability to compete in the online travel and retail industry depends, in part, upon our ability to timely produce innovative products and product enhancements that motivate our Reps and Site Owners and their customers.  We attempt to protect our products and product enhancements under a combination of trade secret laws, confidentiality procedures and contractual provisions.  We rely primarily on trade secret laws and provisions in our contracts to protect our technology.  We own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold.

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

We increasingly utilize internet search engines to generate traffic to our IBCs. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our IBCs can be negatively affected. In addition, a significant amount of our business is directed to our own IBCs through our participation in pay-per-click and display advertising campaigns on internet media properties and search engines whose pricing and operating dynamics can experience rapid change, both technically and competitively. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our IBCs or that of our third-party distribution partners, or if competitive dynamics further impact market pricing in a negative manner, our business and financial performance would be adversely affected.

If we do not attract and retain qualified personnel, we may not be able to expand our business.

Our business and financial results depend on the continued service of our key personnel, in particular Robert M. Van Patten (Chief Executive Officer), J. Scott Tomer (Chairman of the Board) and J. Kim Sorensen (Vice Chairman of the Board).  Their relationship with our sales force and their experience and reputation are key factors in our business.  The loss of the services of our executive officers or other key personnel could harm our business and financial results.  Our success also depends on our ability to hire, train, retain and manage highly skilled employees.  We cannot assure you that we will be able to attract and retain a significant number of qualified employees or that we will successfully train and manage the employees we hire.

Since the close of the fiscal year, there have been two executive officers leave the Company, namely, John Clagg, Chief Financial Officer and Andrew Cauthen, Corporate Secretary and President of YTB Marketing Inc.  The position of Chief Financial Officer is being filled on an interim basis by Robert Van Patten, Chief Executive Officer.  The position of YTB Marketing, Inc. has been filled by a twenty-five year marketing executive, Bobby Simpson.  The role of Corporate Secretary has been filled by J. Kim Sorensen, Vice Chairman.

In the future, we may be responsible for withholding certain taxes relating to our Reps and Site Owners, which could harm our financial condition and operating results.

Under current law, our Reps and Site Owners in the United States and the other countries in which we operate are treated for income tax purposes as independent contractors and compensation paid to them is not subject to withholding by us.  The definition of independent contractor has been challenged in the past and any changes could possibly jeopardize the exempt status enjoyed by direct sellers and negatively impact our recruiting efforts.  The network marketing industry has strongly opposed such bills as they relate to direct sellers.  States have become increasingly active in this area as well.  To date, the status of direct sellers as independent contractors has not been affected.  However, there is no assurance that future legislation at the federal or state level, or in countries other than the United States, affecting direct sellers will not be enacted.

The federal, state, provincial, or local taxing authorities in any of the countries where the Company has Reps or Site Owners could classify the Reps or Site Owners as employees of the Company (as opposed to independent contractors).  In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent Reps or Site Owners as employees, or if our Reps or Site Owners are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security, unemployment insurance, workers compensation insurance, and related taxes in those jurisdictions, plus any related assessments, interest, and penalties, which could harm our financial condition and operating results.  Additionally, an adverse determination by any one taxing authority could influence the decisions of regulatory authorities in other jurisdictions.  Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential Reps and Site Owners.

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

Due to the high level of competition in our industry, we might fail to increase our Rep and Site Owner base, which could negatively impact our sales of products and services.

In our efforts to attract and retain Reps and Site Owners, we compete with other network marketing organizations, including those in the dietary and nutritional supplement, weight management product and personal care and cosmetic product industries.  Our competitors include both network marketing companies such as Alticor Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Nature’s Sunshine Products Inc., NuSkin Enterprises Inc. and USANA Health Sciences Inc., as well as “brick and mortar” travel agencies, and online retail and travel providers.  Because the industry in which we operate is not particularly capital-intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our Reps and Site Owners and customers.  In addition, the fact that our Reps and Site Owners may easily enter and exit our network marketing program contributes to the level of competition that we face.  A Site Owner or Rep can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because, among other possible factors, (1) there is a low upfront financial cost ($249.95 for a ZamZuu Site Owner, plus the monthly fees, and no upfront fee or monthly fees for a Rep), (2) we do not require any minimal amount of time spent working as a prerequisite to work as a Rep or Site Owner, (3) we do not insist on any special outside training as a prerequisite to becoming a Rep or Site Owner, and (4) we do not prohibit a new Rep or Site Owner from working with another company.  Our ability to remain competitive, therefore, depends, in significant part, on our success in recruiting and retaining Reps and Site Owners through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives.  We cannot ensure that our programs for recruitment and retention of Reps and Site Owners will be successful, and if they are not, our financial condition and operating results would be harmed.

Adverse publicity and negative public perception associated with our services, or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The size of our distribution network and the results of our operations may be significantly affected by the public’s perception of us and similar companies.  Our ability to attract and retain Reps and Site Owners, and to sustain and enhance sales through our Reps and Site Owners can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally.  This perception is dependent upon opinions concerning:

•	the reliability and quality of our services;
•	the safety and quality of similar services provided by other companies;
•	regulatory investigations of us, our competitors and our respective services;
•	the actions of our current or former sales force;
•	our network marketing program; and
•	the network marketing business generally.

Adverse publicity concerning any actual or purported failure by us or our Reps or Site Owners to comply with applicable laws and regulations regarding service claims and advertising, the regulation of our network marketing program, the licensing of our services for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the reputation of our Company and could negatively affect our ability to attract, motivate and retain Reps and Site Owners, which would negatively impact our ability to generate revenue.  We cannot ensure that all Reps and Site Owners will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our services. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition, or results of operations.

Our network marketing program could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in those markets and harm our financial condition and operating results.

The violation of marketing or advertising laws by Reps in connection with the sale of our products and services, or the promotion of our Compensation Plan, could adversely affect our business.  New Reps and Site Owners sign a written contract and agree to adhere to the YTB policies and procedures.  Although these policies and procedures prohibit Reps and Site Owners from making false, misleading and other improper claims regarding products, services, or income potential from the distribution of the products and services, Reps and Site Owners may, from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program.  They also may make statements regarding potential earnings, product or service claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters.  These violations may result in legal action against us by regulatory agencies, state attorneys general, or private parties.  Legal actions against our Reps, Site Owners, or others who are associated with us could lead to increased regulatory scrutiny of our business, including our network marketing system.   We take what we believe to be commercially reasonable steps to monitor the activities of our Reps to guard against misrepresentation and other illegal or unethical conduct by Reps and to assure that the terms of our policies and procedures and Compensation Plan are observed.   There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective.  Adverse publicity resulting from such activities could also make it more difficult for us to attract and retain Reps and Site Owners and may have an adverse effect on our business, financial condition, and results of operations.

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

There is a possibility that the Company will be unable to obtain all required permits, licenses, and approvals in the various jurisdictions in which it operates, including approvals to operate as a franchise.

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

Further, our international operations require us to comply with a number of U.S. and international regulations. For example, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our Site Owners and Reps comply with the FCPA and applicable laws and regulations, if necessary, in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

Changes in consumer preferences could negatively impact our operating results.

Our business is subject to changing consumer trends and preferences (both on the level of our Reps and Site Owners and on the level of consumers to whom our Site Owners offer retail and travel services and products).  Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.  Our failure to accurately predict these trends could negatively impact consumer opinion of our services, which in turn could harm our customer, Rep and Site Owner relationships and cause the loss of sales.  The success of our service offerings and enhancements depends upon a number of factors, including our ability to:

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

In the processing of our transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted in or from the governing jurisdiction.

We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of data. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.

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

The trading price of our Class A Common Stock has been and is likely to be subject to fluctuations.  Factors affecting the trading price of our Class A Common Stock may include:

•	fluctuations in our quarterly operating and earnings per share results;
•	material developments with respect to future acquisitions;
•	loss of key personnel, key Reps;
•	announcements of technological innovations or new services by us or our competitors;
•	delays in the development and introduction of new services;
•	our failure to timely address changing customer, Site Owner or Rep preferences;
•	legislative or regulatory changes;
•	general trends in the industry;
•	recommendations and/or changes in estimates by equity and market research analysts;
•	disputes and/or developments concerning intellectual property, including patents and litigation matters;
•	sales of Class A Common Stock by our existing holders, in particular sales by management;
•	securities class action or other litigation;
•	developments in our relationships with current or future Reps and Site Owners, customers or suppliers;
•	general economic conditions, both in the United States and abroad; and
•	regulatory investigations or other litigation matters.

Our Chairman of the Board, together with his family members and affiliates, controls a substantial portion of our combined stockholder voting power, and his interests may be different from yours.

Our Chairman of the Board, J. Scott Tomer, together with his family (including his father, our former Chairman, J. Lloyd Tomer) and affiliates, has the ability to influence the election and removal of the members of our board of directors and, as a result, to influence the future direction and operations of our Company.  As of December 31, 2009, J. Scott Tomer, his family and affiliates beneficially owned common stock with voting power constituting approximately 44.1% of the combined voting power of our common stock (after factoring in the relative voting power of our Class A Common Stock and Class B Common Stock).  Accordingly, they may significantly influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets.  They may make decisions that are adverse to your interests.

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

Item 1B.  Unresolved Staff Comments .

None.

Item 2.   P ropert ies .

The following table sets forth certain information concerning our principal facilities:

PROPERTY LOCATION	APPROXIMATE AREA IN SQUARE FEET	PRIMARY USES OF PROPERTY	SEGMENT	OWNERSHIP OR LEASE
1901 East Edwardsville Road
Wood River, Illinois	20,000	Corporate headquarters	All	Owned (1)

1901 East Edwardsville Road
Wood River, Illinois	100,000	Held for sale	Parent	Owned

600 Country Club View
Edwardsville, Illinois	5,000	Administration	All	Leased (2)

20187 56 th Avenue, Rycroft Centre
Langley, British Columbia / Canada	680	Administration	Primarily Travel	Leased (3)

1151 Dundas St. West		Sunrise Travel Service retail
Mississauga, Ontario / Canada	618	travel agency	Primarily Travel	Leased (4)

Purdy's Wharf Tower 1
1959 Upper Water Street
Suite 1700 / 1800
Halifax, Nova Scotia / Canada	N/A	Administration	Primarily Travel	Leased (5)

(1) Subject to mortgage in original principal amount of $2.5 million, mortgage was renewed on September 29, 2009, effective July 26, 2009, for a period through April 30, 2010, which bears interest at 8.0%.  Currently, $1.6 million of principal remains outstanding under such mortgage.
(2)  Lease term expires on October 31, 2010.
(3)  Lease term expires on October 31, 2010.
(4) Lease term expires on June 30, 2010.
(5) Lease term expires on July 7, 2010.

Owned Real Property

Headquarters Office .

Our headquarters office is located at 1901 East Edwardsville Road, Wood River, Illinois 62095.  We acquired the 12 acres of land on which our headquarters office is located, including the 100,000 square foot building for $2.5 million on July 26, 2006. In December 2006, we acquired 1.08 acres of land that included a 20,000 square foot building that houses our headquarters office (collectively, the “ Headquarters Property ”) contiguous to the current facility for cash consideration of $509,000 as part of the future facility plan for our corporate headquarters that we embarked upon back in July 2006.  We financed the purchase of the Headquarters Property by borrowing $2.5 million from Meridian Bank, a local bank controlled by two of our former directors.  The chairman and principal shareholder of Meridian Bank, Timothy Kaiser, M.D., and another director and principal shareholder of Meridian Bank, Clay Winfield, were directors of the Company until June 16, 2009 and April 30, 2009, respectively.  The independent members of the Company’s Board of Directors approved this transaction.  On January 8, 2008, the Company’s $500,000 certificate of deposit representing restricted cash collateral for the Company’s outstanding indebtedness related to its corporate headquarters property was surrendered in partial repayment of the principal amount outstanding under such indebtedness.  On July 26, 2008, the Company renewed the Note for the principal sum of $2.0 million, the outstanding balance as of that date (the “ Note Renewal ”). The Note Renewal bore interest at the rate of Prime plus 1.0%, floating daily, and was collateralized by the first mortgage on the Property.

In October 2008, Meridian Bank was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking and subsequently, the FDIC was named Receiver.  On February 13, 2009, an unrelated third party, FirstCity Servicing Corporation as Servicer for FH Partners LLC (“ FH Partners ”), Owner, purchased the Note Renewal.  The terms of the Note Renewal did not change as a result of the purchase.  On July 26, 2009, the $1.9 million balloon payment on the Note Renewal came due.  On September 29, 2009, the Company executed a Loan Modification, Renewal, and Extension Agreement (the “ Agreement ”) effective July 26, 2009, with FH Partners.  The Agreement renews the note executed by the Company in connection with the Loan and the Note Renewal in the new amount of $1.9 million (the “ Note ”) and extends the maturity of the Note Renewal and Loan to April 30, 2010.  The amount due under the Note bears interest at a rate of 8.0% annually.  A principal installment in the amount of $300,000 was due and payable on September 30, 2009, which the Company paid timely, and a second additional principal installment in the amount of $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010.  To date, the Company has not made the $200,000 payment.  FH Partners has not given the Company notice of its intention to accelerate the debt as a result of the Company’s failure to make the $200,000 payment that was due January 31, 2010.  In the event of default, as defined in the Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the Note due and payable.  All other terms of the Note Renewal and the Loan, including the representations and warranties, remain unchanged.

In connection with the execution of the Agreement, the Company granted FH Partners a mortgage on approximately nine acres of unencumbered raw land adjacent to the Company’s headquarters (the “ Property ”) as additional security for the Note, as evidenced by a Mortgage executed by the Company on September 29, 2009 (the “ Mortgage ”).  Under the Mortgage, the Company assigned and conveyed to FH Partners all rights, title and interest in existing or future leases for use of the Property and all rents and profits that pertain to the use of the Property.  In the event of default, as defined in the Mortgage, FH Partners has the right to foreclose on the Property and take possession or declare all payments immediately due and payable.

The outstanding balance of the Note as of December 31, 2009 was $1.6 million and the outstanding balance of the Note Renewal as of December 31, 2008 was $2.0 million.  The Company is currently in discussions with FH Partners and they have indicated their willingness to consider the possibility of renewing, extending, amending or modifying the Agreement including, but not limited to, potentially extending the $200,000 payment originally due on December 31, 2009 which was subsequently extended to January 31, 2010.

Besides the completion of $2.5 million in renovation of 20,000 square feet of the building for our current operations, we have completed an additional $5.9 million renovation of 100,000 square feet.  During the fourth quarter of 2009, the Company made the decision to sell its corporate headquarters land and building within the next 12 months in a proposed sale-leaseback transaction, selling the entire land and building and leasing back the portion of the land and building that is used in operations.  The Company recorded a pre-tax impairment loss of $3.9 million on the portion of the land and building that is not used in operations to write down the carrying value to its estimated realizable value less costs to sell of $5.2 million.

Properties Sold.

9.9 Acres of Land.   On November 24, 2008, we entered into an agreement to sell 9.9 acres of land (the “ Land ”) for $1.0 million to an unaffiliated third party (the “ Buyer ”).  The Buyer has paid a principal sum of $500,000 and agreed to terms under a promissory note dated November 24, 2008 (the “ Land Note ”), in connection with the subject agreement to pay the remaining sum of $500,000 within 120 days.  The Land Note is collateralized by a mortgage (the “ Land Mortgage ”) on the subject land up to a maximum amount of $500,000.  Principal and other amounts under the Land Note, collateralized by the Land, were due and payable on March 24, 2009.  The Buyer failed to pay the amount due under the Land Note, and as a result, a notice of foreclosure was recorded against the Land on June 2, 2009.

On November 3, 2009, we entered into a settlement and release agreement (the “ Settlement Agreement ”) with a principal of the Buyer (the “ New Buyer ”) in which the New Buyer agreed to purchase the Land Mortgage and related Land Note from the Company associated with the 9.9 acres of land originally sold on November 24, 2008.  A principal payment of $25,000, along with $3,000 in interest, was paid upon execution of the Settlement Agreement.  The remaining principal amount of $475,000 will be paid upon sale or exchange of any parcel of the secured property or within sixty (60) days of the New Buyer receiving approval of the designation of an enterprise zone for the property.

If the New Buyer’s zoning designation is denied, any party to the Settlement Agreement can cause the New Buyer to pay to the Company $75,000 for termination and cancellation of the Settlement Agreement.  Upon termination under these circumstances, the New Buyer may initiate negotiations with the Company regarding the remaining amount due under the Land Note, and the Company shall retain its interest in the Land Note, Land Mortgage and foreclosure action and be able to proceed with all rights under these agreements.

Administrative Facility.  On December 16, 2008, we entered into a contract for deed with an unaffiliated third party, (the “ Purchaser ”), to sell an administrative facility located at One Country Club View Drive, Edwardsville, Illinois, (the “ Building One Property ”) for the price of $1.5 million.  As of the contract date, we received from the Purchaser the sum of $300,000 and will receive the remaining $1.2 million subject to a promissory note signed in connection with the subject contract for deed within 18 months and not later than June 16, 2010.

On January 20, 2010, the Company executed a commercial promissory note with an unaffiliated third party (the “ Lender ”), in the amount of $650,000 with a maturity date of September 15, 2010.  The note bears interest at a rate of 14.5 percent per annum, payable in monthly installments of interest only beginning on February 16, 2010.  The Company has also agreed to pay a loan fee for the note to the Lender in the amount of $45,500, of which $3,250 was paid by the Company upon acceptance of the note commitment letter, $9,750 was paid at closing and the remaining $32,500 shall be paid at maturity along with the remaining unpaid principal amount on the note and all accrued and unpaid interest thereon.  From the closing date through the 90 th day thereafter, no prepayment of principal is allowed.

In connection with the execution of the note and as evidenced by the assignment of promissory note dated January 20, 2010, the Company granted a security interest to Lender in the promissory note dated December 16, 2008 related to the Building One Property, and payable to the Company in the amount of $1.2 million.  As additional security for the note as evidenced by the assignment of mortgage dated January 20, 2010, the Company assigned to Lender the real estate mortgage dated December 16, 2008 made by Purchaser to secure repayment of the Building One Property note to the Company.  In the event that the Company has not received payment in full of all principal and interest due under the terms and conditions of the Building One Property note by June 16, 2010, the Company is to deliver to Lender a fully executed modification of the Building One Property note no later than July 16, 2010, the terms of which must be approved by Lender prior to the modification.

In the event of default, as defined in the note, Lender has the right to declare the entire unpaid balance of principal and interest on the note due and payable.  In addition, the contract rate shall be changed to 18 percent per annum effective on the date notice of default is given to the Company and shall remain in effect until the default is completely cured to the satisfaction of Lender, its successors and assigns and all subsequent holders of this note.  Default is defined in the note as (i) a default in the payment of principal or interest due on the note; (ii) the Company’s insolvency or the assignment for the benefit of creditors; (iii) the Company’s loss of possession of any of the Company’s business or property to creditors of any governmental agency or receiver; (iv) the commencement of bankruptcy or insolvency proceedings for the relief of debtors against, by or in respect of the Company; (v) the issuance of any execution against the Company; (vi) the nonpayment, in whole or in part, of any judgment against the Company not fully bonded for at least five days after the entry thereof;  (vii) in the event of a Purchaser default, the Company’s failure to deliver to Lender a modification of the Building One Property note on or before July 16, 2010, the terms of which must be satisfactory to Lender; or (iv) any other default under the terms of the note.

Other Properties.

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

Leased Real Property

Additional Administrative Facility.   In addition to our owned real property, we lease approximately 5,000 square feet of office space (which served as part of our previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 under a commercial lease agreement, dated August 4, 2005, by and between Meridian Land Company, Inc. (“ Meridian Land ”) , as lessor, and us, as lessee, which is to expire on October 31, 2010.  The rental cost of 600 Country Club View Drive space is approximately $8,000 per month.  In January 2008, we exercised our option within the stated lease agreement to purchase the property for a cash price of $2.5 million and placed a non-refundable earnest money deposit of $500,000 towards the purchase of this property.  The option to purchase the property expired on December 31, 2009.  The Company intends to fulfill the terms of the lease until its expiration on October 31, 2010.  Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, each of whom were members of the Company’s Board of Directors until June 16, 2009 and April 30, 2009, respectively.

Sunrise Travel Service Leased Premises. On July 1, 2008, we entered into a Commercial Lease Agreement (the “ Sunrise Lease ”), by and between Paula Dale Ltd., as lessor, and our Company, as lessee, covering the approximately 618 square feet premises located at 1151 Dundas St. West Mississauga, Ontario/ Canada (the “ Sunrise Leased Premises ”).  We utilize the Sunrise Leased Premises as a retail travel agency.

The Sunrise Lease runs for an initial term of 12 months, originally commencing on July 1, 2008.  We renewed the subject lease effective July 1, 2009 for an additional 12 months expiring on June 30, 2010. Rent under the Sunrise Lease has been set at $1,000 per month. In addition to monthly rental payments, we will be responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Sunrise Leased Premises are located during the term of the Sunrise Lease, as well as all costs of maintaining any common areas used by us in conjunction with the Sunrise Leased Premises.

British Columbia Leased Premises. We entered into a Commercial Lease Agreement (the “ British Columbia Lease ”), on February 1, 2008, by and between Janz & Assoc. Distribution Inc., a corporation organized under the laws of the Province of British Columbia.  The subject premise is located at #12 – 15243, 91 st Avenue, Surrey, British Columbia, Canada (the “ British Columbia Premises ”).  We utilize the British Columbia Premises as additional office space.

The British Columbia Lease, commencing on February 1, 2008, ran for an initial term of 12 months, expiring on January 31, 2009.  The British Columbia Lease included an option to renew the lease for one year after expiration of the original term, but we did not exercise the renewal option.  We rented the British Columbia Premises on a month-to-month basis from February 1, 2009 through July 31, 2009.  Rent under the British Columbia Lease was set at $1000 per month and included common areas, utilities and taxes.  The lease also called for our Company to pay a monthly cleaning service and Goods and Services Tax.

Langley Leased Premises. We entered into a Commercial Lease Agreement (the “ Langley Lease ”), on July 8, 2009, by and between Rycroft Holdings Ltd., as lessor, having its principal place of business at 21939 Zero Avenue, Langley, British Columbia/ Canada V2Z 1S2.  The subject premise is located at 20187 56 th Avenue, Rycroft Centre, Langley, British Columbia/ Canada V3A 3Y6  (the “ Langley Premises ”).  We utilize the Langley Premises as additional office space.

The Langley Lease, commencing on August 1, 2009, runs for an initial term of 15 months, expiring on October 31, 2010.  We have an option to renew the lease for one to three years after expiration of the original term, with rent equal to or exceeding rent under the original term.  Rent under the Langley Lease is $1000 per month.  In addition to monthly rental payments, we are responsible for utilities and Goods and Services Tax.

Nova Scotia Agreement. We, as lessee, entered into a services agreement (the “ Nova Scotia Agreement ”), on July 28, 2008, by and between Purdy’s Wharf Business Centre Ltd., as lessor, having its principal place of business at Purdy’s Wharf Tower 1, 1959 Upper Water Street, Suite 1700, Halifax, Nova Scotia, Canada.  The fee under the Nova Scotia Agreement is nominal (less than $1000 per month) with an initial term of 12 months ending on July 20, 2009.  The Nova Scotia Agreement was renewed effective July 8, 2009, with a term of 12 months ending on July 7, 2010.  There was no change to the monthly rental fee.

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

Item 3.  Legal Proceedings .

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

On May 14, 2009, YTB International, Inc., YourTravelBiz.com, Inc., YTB Travel Network, Inc., and YTB Travel Network of Illinois, Inc. (collectively, the “ YTB Parties ”) and J. Lloyd Tomer, J. Scott Tomer, J. Kim Sorensen and Andrew Cauthen (collectively, “ Certain Executive Officers ”) stipulated  to a  Proposed Final Judgment and Permanent Injunction (“ Stipulated Judgment ”) with the California Attorney General related to the civil action filed against the YTB Parties and Certain Executive Officers in August 2008.  In addition, on May 14, 2009, the Los Angeles Superior Court entered the Stipulated Judgment that reflected the agreement the YTB Parties and Certain Executive Officers reached with the California Attorney General.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the YTB Parties or the Certain Executive Officers and does not represent any findings by the court as to any matter of law or fact.  By entering into the Stipulated Judgment, each defendant waived the right to appeal, challenge or vacate the Stipulated Judgment.

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

Finally, the YTB Parties agreed to pay a fine in the amount of $400,000, attorneys’ fees and costs in the amount of $475,000 to the California Attorney General and restitution to California residents in an amount not to exceed $125,000.   In accordance with the terms of the settlement, the Company made payments totalling $1.0 million as of December 31, 2009.

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

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed to the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards.  As of July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  The Court granted their motions and a second amended complaint was filed on December 24, 2009.  On February 12, 2010, the Company filed motions to dismiss the second amended consolidated complaint.  To date, the Court has not ruled on this motion.  Management believes the Company has meritorious defenses and intends to vigorously defend these cases.

On May 14, 2009, a civil action was filed against the Company, three of its subsidiaries and certain executive officers of the Company in the Superior Court of Illinois, Champaign County, by the Illinois Attorney General.  The complaint alleges that the defendants violated Illinois’ unfair competition and advertising laws.  The Company believes it has meritorious defenses to the claims and intends to vigorously defend the case.   The Company is in the process of exchanging information with the Office of the Illinois Attorney General and exploring possible resolution alternatives .

PART II

Item 4.  [Removed and reserved.]

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For a history of our trading symbols and the principal markets on which our common stock has been traded in the past, see the description above in Item 1, sub-heading “Corporate History.”

Our Class A Common Stock is currently quoted on the OTC-BB under the symbol “YTBLA.OB”.

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

	High	Low
Fiscal year ended December 31, 2009
First quarter	$0.54	$0.16
Second quarter	0.34	0.10
Third quarter	0.17	0.07
Fourth quarter	0.10	0.05

Fiscal year ended December 31, 2008
First quarter	$2.10	$0.60
Second quarter	4.19	1.13
Third quarter	1.90	0.49
Fourth quarter	0.61	0.19

At April 7, 2010, the closing price per share of our Class A Common Stock, as reported by the OTC-BB was $0.04.

Shareholders

As of April 7, 2010, we had 513 shareholders of record of our Class A Common Stock and Class B Common Stock.

Dividend Policy

We have neither declared nor paid a cash dividend on any class of our common stock since we became a publicly traded company. At this time, it remains the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Item 6 .  Selected Financial Data.

Not applicable.

Item 7 .   Management’s Discussion and Analysis of Financial Condition and Results of Operations .

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements.

Executive Overview

We are a leading provider of internet-based travel related services and operate primarily through two subsidiaries: YTB Marketing and YTB Travel:
•	YTB Marketing establishes and sells IBCs and compensates its Reps via a multilevel marketing commission structure.
•
YTB Travel provides customer access to the travel vendor, supports online booking transactions, supplies personal fulfillment services, collects travel commissions from vendors and pays travel sales commissions.

We offer our customers a reliable source of travel products and services through our relationships with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, as well as wholesale travel providers. We offer our customers the ability to make reservations on over 320 airlines, at more than 85,000 hotels and with most major car rental companies, cruise lines and tour package operators.

Our multi-segment operating model provides us with a competitive advantage because few travel related companies have expertise in both travel and marketing.  We have been able to obtain more favorable pricing terms with our vendors as a result of economies of scale. In addition, more favorable commission rates are able to be realized based on the larger volume.  As a multilevel marketing company, we offer opportunities for entrepreneurs who desire to capitalize on the growing trend of online travel bookings and retail purchases.

We also benefit from the synergies among our operating segments. YTB Marketing markets IBCs on behalf of YTB Travel. YTB Marketing has a unique business model and strategy of creating a network of commissioned Reps who exclusively market the IBCs of YTB Travel. A purchaser of an IBC from YTB Travel is known as a Site Owner. Each Site Owner generally pays $449.95 for the purchase of an IBC, plus the first month’s IBC web hosting fee of $49.95. The monthly fee continues for as long as the Site Owner operates his/her IBC. YTB Travel retains a percentage of the travel commissions generated by the Site Owners.

We believe marketing of YTB Marketing’s IBCs on behalf of YTB Travel will not be significantly affected by the seasonality of the travel business or a decline in travel.  A typical online travel merchant sells a commodity (travel), which does not engender strong customer loyalty. By contrast, each Site Owner develops personal relationships with his or her customers, who book travel through the Site Owner’s own IBC, thereby creating a significant advantage for YTB compared to the major online travel companies. The cost to book a trip through a Site Owner IBC is usually nearly identical to booking a trip through a major online travel company. The Site Owners’ IBCs provide access to more than 40 booking engines, including World Choice Travel (a subsidiary of Travelocity.com™), Hotels.com, Apple Vacations, Collette Vacations, Perry Golf, Travel Guard, Pleasant Holidays, Travel Impressions, Carnival Cruise Line, Princess Cruise Line and more.

As of December 31, 2009, there are 41,174 Site Owner IBCs in operation.  Site owners are also permitted to solicit organizations and associations for travel sales.

YTB Travel is our travel management subsidiary that processes travel sales and service bookings (reservations) generated by 41,174 independent Site Owners through YTB Travel.  In addition, YTB Travel negotiates deals with 268 preferred vendors, and receives commissions based on the volume of business that it produces. The fulfillment is offered through interactive, real time booking engines and access to preferred deals with leading travel industry suppliers. Thirty-seven preferred vendors are represented in our online store, while the balance are accessed through traditional offline channels.  The emerging market shift to the Internet for travel services, combined with the personal marketing effort of our Site Owners, presents the growth opportunity for sales of products and services. Future revenue growth should accelerate as more Site Owners are added to the system, and as each goes through the various training programs that YTB Travel provides. Site Owner IBCs are available for use 24 hours, 7 days a week.

 Our revenues are comprised primarily of IBC sales and monthly IBC web hosting fees, commissions paid by travel providers, commissions on the sales of products through the shopYTB network of online retail stores and direct sales of travel.  In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.”

•	Commission revenues and gross retail sales net of allowances for cancellations, are recognized generally based on the expected date of travel.
•	Overrides are recognized on an accrual basis based on prior year's experience adjusted for current year volumes.
•
Revenue from the sale of IBCs is deferred and recognized ratably as revenue over a twelve-month period, which represents the average lifespan during which a Site Owner remains a Site Owner with our Company.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages and a nominal service fee for airline tickets.  During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business.  YTB Travel expects that its average commission rate from online transaction revenues will increase due to a higher proportion of non-commodity product sales and an increase in higher profit negotiated preferred supplier contracts.  Each Site Owner pays a monthly web hosting fee of $49.95 to us, and can earn transactional compensation from travel purchased from his or her IBC in the range of 60%-80% of the commission earned.  There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

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

It should be noted that while only the commissions arising from our Site Owners’ booking of travel services are reflected as a component of our revenues in our financial statements, we also keep track of the aggregate retail value of all travel services that are booked by our Site Owners (which directly impacts our commission revenues). The value of such travel services increased approximately $9 million in 2008 to over $424 million from approximately $414 million in 2007.  Comparable data for 2009 sales (retail value) has been reported to us by our travel vendors in the amount of $252 million.

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

During 2009, the hotel sector continued to experience declining occupancy rates.  In 2008, our hotel remuneration was adversely impacted as a result of lower fees and more competitive hotel pricing.  Industry sources expected this trend to continue in 2009 as well, which with the general weakening economy and negative airline trends, create challenges to our hotel business, which has comprised a significant portion of our revenue.  However, we believe that our new resort focus products will help offset some of these negative effects.

We anticipate a continuing decline in revenues in the coming months due to the general economic conditions.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on ZamZuu, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next eighteen months.

We anticipate that future travel revenue will decline as the average number of active IBCs declines and also due to the current health of the general economy.  We believe that this decline will be partially offset by an increase in the average travel bookings per IBC, as we expect our existing Site Owners will become more productive because of increased training initiatives.  Site Owner IBCs are available for use 24 hours, 7 days a week.

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

The travel industry was also hit with the H1N1 Flu in general but also restrictions on travel to Mexico for an extended period of time.  There were continued travel warnings even after the restrictions were lifted.

The travel industry also experienced lower than normal pricing across the board which greatly impacted our overall volume.

Results of Operations

The following tables sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to our total revenues:

Dollars in thousands	Year Ended December 31
	2009	% of Net Revenues	2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)

NET REVENUES
Internet business center sales and monthly fees	$51,792	76.9%	$122,361	76.7%	$(70,569)	(57.7)%
Travel commissions and services	12,201	18.1%	25,175	15.8%	(12,974)	(51.5)%
Training programs and marketing materials	2,191	3.3%	9,621	6.0%	(7,430)	(77.2)%
Other	1,137	1.7%	2,297	1.5%	(1,160)	(50.5)%

Total net revenues	67,321	100.0%	159,454	100.0%	(92,133)	(57.8)%

OPERATING EXPENSES
Marketing commissions	24,903	37.0%	80,172	50.3%	(55,269)	(68.9)%
Travel commissions	7,363	10.9%	17,649	11.1%	(10,286)	(58.3)%
Depreciation and amortization	2,673	4.0%	2,531	1.6%	142	5.6%
Training programs and marketing materials	1,449	2.2%	8,283	5.2%	(6,834)	(82.5)%
Impairment of goodwill	450	0.7%	149	0.1%	301	202.0%
Impairment of assets other than goodwill	7,443	11.1%	3,390	2.1%	4,053	119.6%
General and administrative	30,708	45.5%	50,616	31.7%	(19,908)	(39.3)%

Total operating expenses	74,989	111.4%	162,790	102.1%	(87,801)	(53.9)%

OPERATING LOSS	(7,668)	(11.4)%	(3,336)	(2.1)%	(4,332)	129.9%

OTHER INCOME (EXPENSE)
Interest and dividend income	154	0.3%	201	0.1%	(47)	(23.4)%
Interest expense	(113)	(0.2)%	(75)	0.0%	(38)	50.7%
Foreign currency translation loss	(5)	0.0%	(58)	0.0%	53	(91.4)%

Total other income (expense)	36	0.1%	68	0.1%	(32)	(47.1)%

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX (BENEFIT) PROVISION	(7,632)	(11.3)%	(3,268)	(2.0)%	(4,364)	133.5%

INCOME TAX (BENEFIT) PROVISION	(853)	(1.2)%	445	0.3%	(1,298)	(291.7)%

LOSS FROM CONTINUING OPERATIONS	(6,779)	(10.1)%	(3,713)	(2.3)%	(3,066)	82.6%

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(3,079)	(4.5)%	(762)	(0.5)%	(2,317)	304.1%

NET LOSS	$(9,858)	(14.6)%	$(4,475)	(2.8)%	$(5,383)	120.3%

The following table sets forth information concerning (i) the number of Site Owners that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during the years ended December 31, 2009 and 2008, and (ii) the weighted average number of active Site Owners during each year:

Year	Beginning Balance Active Site Owners	New Site Owners	Deactivations	Ending Balance Active Site Owners	Weighted Average Active Site Owners

2009	92,383	15,840	67,049	41,174	60,287

2008	131,802	74,402	113,821	92,383	122,910

The above Site Owner figures represent the number of active Site Owners paying $49.95 per month for monthly IBC web hosting fees.  New Site Owners represents the number of IBC sites sold during the respective fiscal years.  The number of sales, and the number of recurring monthly web hosting fees paid, each directly impacts our revenues and expenses.  As each new IBC is sold for $449.95, marketing commissions are paid on that sale.  During the last two weeks of 2008, we sold 577 IBC sites at a rate of $250.00 as part of a Christmas special promotional program.  This program remained in place until July 31, 2009.  In August of 2009, the Company sold IBC sites under a payment plan, under which the Site Owner could pay $99.95 per month for 5 months.  New sales made through each of these programs are reflected in the chart above.  Likewise, each recurring monthly IBC web hosting fee paid results in marketing commissions paid to our Reps.  As the number of active Site Owners grows, the amount of our travel commission revenue grows as well.  Correspondingly, our travel commission expense follows suit.

A Site Owner’s IBC can be deactivated for a number of reasons.  For example, the payment method used to pay for monthly web hosting fees may no longer be valid or may have been changed and a Site Owner may fail to update this information.  If the Site Owner fails to provide payment for future months’ web hosting fees in advance of the service being provided, the IBC will be deactivated automatically after an applicable grace period.  We also have a cancellation policy that allows a Site Owner to voluntarily discontinue his or her IBC; such IBC is deactivated at the time the request is made.  Site Owners’ IBCs may be reactivated by simply resuming payment of web hosting fees from that point forward.  We reserve the right to deactivate any IBC which we believe may have fraudulent activity associated with it or with its owner.

Deactivations of Site Owners’ IBCs in relation to the number of new IBCs during a specified period are a key component in the calculation performed to determine the average lifespan that a Site Owner remains with our Company.  If the proportion of Site Owner deactivations were to grow as a percentage of active paying Site Owners, the average lifespan of a Site Owner would decrease and vise versa.  In the event of such a decrease, we would accelerate the time frame over which we recognize the income and offsetting expense, relating to the Site Owner initial sign up fees.  This acceleration would have a positive impact on our bottom line, as the amount of revenue deferred from a Site Owner’s sign-up fees outweighs the offsetting deferred expense for commissions related to such sign-up. With no change in the commission structure, we expect the trend of revenues exceeding the related expenses to continue.

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

At YTB Marketing, we engage direct sales as our method of distribution of the IBCs to new Site Owners. Reps are trained, motivated, recognized, supported, and compensated for the sale of our IBCs. A number of Company-sponsored events and programs are conducted annually to assist Reps in the building of their businesses. Below are some events and programs that occur throughout the year:

•
National Convention:   The YTB National Convention has been conducted annually in St. Louis, Missouri since 2003.  The registration fee of $98 to $150 provides participants with four days of training, motivation, and recognition for sales achievement. The August 2008 and 2009 National Conventions included “YTB University,” a two-day school of business building and travel sales classes, conducted by YTB’s leading field sales people, corporate staff, travel industry vendors and experts, and outside professionals. The final two days of the convention generally consist of a series of general sessions, comprised of instructional and motivational speakers, awards and recognition, special announcements, launch of contests, travel industry vendor presentations, and keynote speeches by our corporate founders and field leaders.

•
Regional Meetings – Throughout the year our three founders, corporate staff, and field leaders plan and participate in various regional meetings around the nation for our sales force. These events, ranging from single-evening to two-day meetings and seminars, involve some of the elements of our National Convention. Attendance can range from a few hundred to several thousand attendees. These events usually begin in January with a “Founders Tour,” during which our founders travel to 60 to 70 cities to conduct meetings.

•
Regional Product Marketing (RPM ) – This training program was launched late in the third quarter of 2009.   Qualified representatives of the Company in various cities throughout the country teach RPM training, which includes a complete study of all YTB products, how to sell them, and how to build a successful YTB business.

YTB Travel offers the following programs to educate Site Owners:

•
First Class Training – This online travel training video program is offered primarily for the benefit of Site Owners to increase their knowledge of booking travel with YTB.  Once the Site Owner pays the $149 tuition, the course may be completed at his or her convenience.  A test must be successfully completed at the conclusion of the program, triggering the qualification for increased commission rates on travel booked through an IBC.  The Site Owners may review the videos as often as they wish to receive updated training.

•
Funshine Travel Trade Shows – The “Funshine Travel Trade Show” is held annually during the fall on the east coast.  Historically, the “Funshine Travel Trade Show” has been attended by 3,000 to 5,000 of our Site Owners.  The Funshine event features major national travel vendors conducting travel seminars and distributing their vacation materials on cruises, golf packages, hotels and resorts, theme parks, and U.S. and world wide travel packages, among others.  Event planning starts a year in advance for these travel events which feature major vendors such as Carnival Cruises,  Pleasant Holidays, Spring Tours, Trafalgar Tours, and many more.  Over 5,000 Site Owners attended the Funshine event held in Orlando, Florida in September 2008 and approximately 2,200 attended in September 2009.

•
YTB E-Campus – In October 2007, we launched “YTB E-Campus,” a proprietary web-based training certification and testing program for our Site Owners.  The program was designed by Dr. Marc Mancini, the creative force behind some of the best-known and most successful training programs in the travel business.  The YTB E-Campus instructional series is designed to be one of the most ambitious and comprehensive training programs ever offered by a host agency and will initially consist of 10 unique courses.  The first course, Overview of the Travel Industry , was launched in October 2007, and has been followed by “Lodging”, “Tours and Groups Unit”, “Cruising”, “Air Travel”, and “Rail, Car Rentals and the Rest”.  The remainder of the courses include topics such as sales, service, marketing, and destination geography.  Each course is interactive, instructionally sound and entertaining.  All 10 courses have been completed with the 10 th and final course launched at the National Convention in 2009.

The Company is addressing the decline in new IBC sales and the existing Site Owner retention with the following key initiatives:

•
Through our ongoing marketing we are balancing initiatives to attract new Site Owners and retain existing Site Owners. Understanding that today, our customers are more value oriented in their purchase decisions, we are expanding the “value” received in purchasing an IBC by bringing “in-house” our new ZamZuu opportunity where Site Owners can direct customers to shop for items they already purchase and receive commissions and cash back on normal purchases of everyday items as well as featured specialty products.

•
We are developing new marketing programs and enhancing existing marketing programs to communicate the value of our IBCs by offering a marketing system that enhances consistent marketing and tracking of the Site Owner sales efforts via a systematic marketing program.

•	Training has been expended by providing Site Owners with videos on how to conduct home “parties” to help sell the various featured products.

Year ended December 31, 2009 compared to year ended December 31, 2008

We reported a net loss for the year ended December 31, 2009 of $9.9 million or $.09 per diluted share compared to a net loss of $4.5 million or $.04 per diluted share for the comparable prior year period.  The net loss from discontinued operations for the year ended December 31, 2009 was $3.1 million or $.03 per diluted share compared to net loss of $762,000 or $.01 per diluted share for 2008.

Our operating results for 2009 and 2008 were affected by a number of significant items.  We recorded impairment charges of $7.9 million and $3.5 million for 2009 and 2008, respectively.   The impairment charges in 2009 related primarily to the write-down of our headquarters property of $3.9 million, the $450,000 write-off of goodwill associated with our Travel segment, $724,000 in obsolete inventory, a $564,000 write-off of software and $2.2 million in intangible asset impairment charges, $2.0 million of which related to our January 2010 launch of our new business opportunity, ZamZuu.  The impairment charges in 2008 consisted of $3.0 million in obsolete inventory, a write-down of $366,000 in property and equipment and $149,000 of goodwill impairment.

The following discussions of the Company’s results of continuing operations exclude the results related to REZconnect. This business has been segregated from continuing operations and included in discontinued operations for the years ended December 31, 2009 and 2008.  See Note 17 – “Discontinued Operations” to the consolidated financial statements for further discussion.

The Company’s results of continuing operations were as follows:

Net Revenues

Net revenues totaled $67.3 million and $159.5 million for the years ending December 31, 2009 and 2008 respectively.

•	IBC sales and monthly renewals fees were $51.8 million and $122.4 million for the years ending December 31, 2009 and 2008 respectively.

IBC sales were $14.5 million and $49.2 million for the years ending December 31, 2009 and 2008 respectively.

The decrease was $34.7 million in 2009 compared to 2008.  We have experienced a decrease in the actual number of IBCs sold for the 12 months ended December 31, 2009 to 15,840 compared to 74,402 in 2008, The average number of IBCs for which we are able to recognize revenue decreased to 2,904 in 2009 compared to 9,448 in 2008.   In addition, the average amount of recognized revenue from each IBC decreased to $428.17 in 2009 compared to $449.87 in 2008, mostly due to the Christmas special program initiated during 2009.  We believe the decline in the number of new IBCs is attributed to the current economic downturn present in the United States.  We anticipate slower growth in the coming months compared to what we have experienced in the past.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention of existing Site Owners.

Monthly renewal fees were $36.9 million and $72.9 million for the years ending December 31, 2009 and 2008, respectively.

The decrease of $35.9 million in 2009 compared to 2008 is in direct relation to the number of active paying Site Owners.  The weighted average number of paying Site Owners per month decreased to 60,287 in 2009 from 122,910 in 2008.  We anticipate a decline in the first quarter of 2010 due to the general economic conditions followed by stabilization and ultimate growth because of new marketing efforts focused on retention and product improvement through our new ZamZuu initiatives.  We anticipate slower growth compared to what we have experienced in the past because of the weak economy generally.

Enhanced Rep Site fees were $393,000 and $345,000 for the years ending December 31, 2009 and 2008, respectively.

The increase of $48,000 in 2009 compared to 2008 was due to the fact that the program was new in the third quarter of 2008. The Enhanced Rep Site is a marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details Company events and meetings personalized to the Rep’s schedule, an archive of videos, audio files, an automatic email marketing campaign system and new contact management tools. This program was temporarily discontinued in June 2009 and restarted late in the third quarter of 2009.

•	Travel commissions and services revenue was $12.2 million and $25.2 million for the years ending December 31, 2009 and 2008, respectively.

The $13.0 million decrease in 2009 compared to 2008 was attributable to the decrease in gross travel retail bookings driven by the number of customers utilizing us as their travel provider, as well as a general decline in the travel industry due to current economic conditions.

•	Training programs and marketing materials revenue was $2.2 million and $9.6 million for the years ending December 31, 2009 and 2008, respectively.

The decrease of $7.4 million in 2009 compared to 2008 was primarily due to a reduction in sales of magazine and sales aids, along with shipping revenues generated through the sale of those materials.  Also contributing to this decline was the number of product sales at the 2009 National Convention compared to the National Convention in 2008, directly related to the reduction in attendance at the event.  We expect this trend to stabilize in 2010, as our active Site Owner base becomes more stable.  Also contributing to the decrease was a reduction in the number of paying attendees at training events, mostly due to a decline in the number of new IBC sales and fewer events being held.

•	Other revenue was $1.1 million and $2.3 million for the years ending December 31, 2009 and 2008, respectively.

The decrease of $1.2 million for 2009 compared to 2008 is primarily due to the number of paying attendees at the 2009 National Convention compared to the 2008 National Convention.

Operating Expenses

•	Marketing commissions expense was $24.9 million and $80.2 million for the years ending December 31, 2009 and 2008, respectively.

The decrease of $55.3 million from 2009 to 2008 is due to a $32.0 million decrease in commission expense related to new IBC sales.  The average number of new IBC sales for which we recognized a commission expense decreased to 2,904 in 2009 compared to 9,448 in 2008.  At the same time the average amount of recognized expense for each new IBC sale decreased to $348.31 in 2009 from $388.54 in 2008. Additionally, we experienced a decrease of $9.4 million in director’s pool expense due to a complete revamping of the program including the elimination of level 6 and level 7 director pay in the third quarter of 2008. We experienced a decrease of $13.1 million for 2009 as compared to 2008 for commissions paid relating to monthly hosting fees.  This decrease is due to the decline in the average number of active paying Site Owners in 2009 of 60,287 compared to 122,910 in 2008 for which commissions were paid.  Also contributing to the reduction in commission expense is $693,000 related to the 2007 Sales Director Bonus Plan.  During 2009 and 2008, we incurred actual forfeitures greater than our estimated forfeitures of $271,000 and $45,000, respectively.  In addition, during 2008 we granted and immediately expensed stock options with a fair value of $467,000 under the 2007 Sales Director Bonus Plan.  No sales directors qualified for a bonus under the 2007 Sales Director Bonus Plan during 2009.

•	Travel commissions expense was $7.4 million and $17.6 million for the years ending December 31, 2009 and 2008, respectively.

Travel commissions and services for 2009 decreased $10.3 million as compared to 2008.  The decrease in travel commissions is attributable to the decrease in gross travel bookings driven by the decrease in the number of Site Owners and the overall trend in the decline in leisure travel the industry experienced in 2009.

•	Depreciation and amortization expense was $2.7 million and $2.5 million for the years ending December 31, 2009 and 2008, respectively.

The increase of $142,000 in 2009 compared to 2008 is primarily attributable to computer software related to our expansion into Canada and the addition of sales tax software.

•	Training programs and marketing material expenses were $1.4 million and $8.3 million for the years ending December 31, 2009 and 2008, respectively.

Training programs and marketing material expenses decreased $6.8 million in 2009 compared to 2008. This decrease is primarily related to a reduction in costs associated with the production and shipping of magazines and other sales aides.  Also adding to the decline in cost was the reduction in the amount of inventory that was impaired or destroyed in 2009 when compared to 2008.  Additionally, we experienced a reduction in costs incurred by the Company related to training events and meetings.  All of these costs were directly related to a reduction in sales driven by our declining Site Owner base and a decline in the number of new IBC sales.

•	Goodwill impairment was $450,000 and $149,000 for the years ending December 31, 2009 and 2008, respectively.

During the fourth quarter of 2009, we performed our annual impairment test of goodwill and intangible assets pursuant to accounting standards governing goodwill and other intangible assets.  As a result of our tests, we recorded an impairment charge of $450,000 related to the fair value of goodwill associated with our Travel segment.  Our annual impairment test of goodwill during the fourth quarter of 2008 concluded that the goodwill of our Sunrise Travel subsidiary (purchased in 2008) with a carrying amount of $149,000 had no fair market value, resulting in an impairment charge of $149,000.  See Note 9 – “Goodwill and Intangible Assets, Net.”

•	Impairment other than goodwill was $7.4 million and $3.4 million for the years ending December 31, 2009 and 2008, respectively.

During the fourth quarter of 2009, we made the decision to sell our headquarters property within the next 12 months in a proposed sale-leaseback transaction, selling the entire land and building and leasing back the portion of the land and building used in operations.  In accordance with accounting standards governing the impairment or disposal of long-lived assets, we recorded a $3.9 million impairment charge on the portion of the land and building not used in operations to write down the carrying value to its estimated realizable value less costs to sell and reclassified it to assets held for sale.  In accordance with accounting standards governing other intangible assets, we recorded $2.2 million in impairment charges primarily related to the write-off of trade and domain names associated with our Marketing segment in conjunction with our January 2010 launch of our new ZamZuu business model.  In addition, during 2009, we recorded impairment charges of $724,000 related to obsolete inventory and $564,000 for purchased software no longer used in operations.

The impairment charges in 2008 consisted of $3.0 million in obsolete inventory related to expired magazines and a write-down of $366,000 associated with the sale of our company jet.  See Note 6 – “Inventory,” Note 7 – “Assets Held for Sale,” Note 8 – “Property and Equipment,” and Note 9 – “Goodwill and Intangible Assets, Net” for further discussions on impairment charges.

•	General and administrative expenses were $30.7 million and $50.6 million for the years ending December 31, 2009 and 2008, respectively.

General and administrative expenses decreased $19.9 million in 2009 compared to 2008.  As a percentage of total net revenues, these expenses were 45.5% in 2009 and 31.7% in 2008. The overall decrease in general and administrative expense in 2009 is primarily attributable to:

▪	National Convention expenses decreased $4.4 million due to costs associated with lower attendance at the convention and cost cutting measures by management.
▪	Salaries and benefits decreased $2.9 million primarily as a result of reduction in staffing requirements at the home office directly related to a decrease in the average number of Site Owners.
▪
Bad debt expense decreased $2.1 million due to non-recurring entry from 2008 of $311,000 deposit write-off related to a terminated acquisition, reduction of $1.2 million of reserves established against advances and notes receivable, and non-recurring 2008 entry of $500,000 related to the reserve of a non-refundable earnest money deposit.

▪	Merchant processing fees decreased $2.0 million directly related to the number of transactions processed by the Company, linked to the downturn in revenue.
▪
Legal fees decreased $1.0 million partially related to our settlement of the suit filed by the California Attorney General’s Office.  See Note 21 – “Commitments and Contingencies.”  In addition, legal fees decreased $1.0 million as a result of work done performed in 2008 relating to the Canadian expansion, and increased work surrounding general compliance that was not repeated in 2009.

▪
Contract labor decreased $1.4 million, partially due to the elimination of some consulting contracts and the conversion of consultants to full time employees.   Also contributing to the decrease was the elimination of the onsite security that was needed during the build out of the Wood River expansion in 2008.

▪	Printing and postage decreased $1.4 million due to a decrease in Site Owners resulting in decreased shipping of brochures and marketing materials.
▪
Sales and use tax expense decreased $980,000 due to the Company’s change in policy in 2009 to collect sales tax from the customer rather than expensing the tax payments under the policy in effect during 2008.

▪
Consulting fees decreased $878,000 partially due to a number of marketing initiatives which required consulting resources in 2008 that were eliminated in 2009.  Also contributing to the decrease was the 2008 expense for warrants given for marketing services provided.

▪
Accounting fees decreased $839,000 due to a decrease in expenses surrounding general compliance, both international and domestic.  Also contributing to the decrease was first time Sarbanes-Oxley testing and compliance that was performed in 2008 but performed mostly internally in 2009.

▪
Marketing event costs for top Sales Directors in our Company was $37,000 in 2009, a decrease of $795,000.  In 2009, there was no Coach’s Birthday Bash event held, which was an annual performance-based event/contest for our top sales producers of travel and marketing.  Although there was no formal event held, the contest did take place in 2009.  A liability of $37,000 was established for the awards to be paid in January 2010 although the actual contest occurred in 2009.

▪	Rep recognition awards decreased $625,000 directly related to the number of awards given for achieving milestones in the business driven by the decrease in new IBC sales.
▪
Restricted stock amortization and stock option expense increased $504,000 in 2009 primarily due to amortization associated with restricted stock and stock option awards granted during the first and second quarters of 2009.

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

The following is a discussion of our results of operations within each segment.

Marketing Segment

Dollars in thousands	Year Ended December 31
	2009	2008	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Internet business center sales and monthly fees	$51,792	$122,361	$(70,569)	(57.7)%
Training programs and marketing materials	2,112	9,319	(7,207)	(77.3)%
Other	695	1,955	(1,260)	(64.5)%

Total net revenues	54,599	133,635	(79,036)	(59.1)%

OPERATING EXPENSES
Marketing commissions	24,903	80,172	(55,269)	(68.9)%
Depreciation and amortization	1,419	1,430	(11)	(0.8)%
Training programs and marketing materials	1,280	7,283	(6,003)	(82.4)%
Impairment of assets other than goodwill	2,848	3,024	(176)	(5.8)%
General and administrative	20,507	37,014	(16,507)	(44.6)%

Total operating expenses	50,957	128,923	(77,966)	(60.5)%

INCOME FROM OPERATIONS	3,642	4,712	(1,070)	(22.7)%

Net Revenues

Net revenues totaled $54.6 million and $133.6 million for the years ending December 31, 2009 and 2008 respectively.

•	IBC sales and monthly renewals fees were $51.8 million and $122.4 million for the years ending December 31, 2009 and 2008 respectively.

IBC sales were $14.5 million and $49.2 million for the years ending December 31, 2009 and 2008 respectively.

The decrease was $34.7 million in 2009 compared to 2008.  We have experienced a decrease in the actual number of IBCs sold for the 12 months ended December 31, 2009 to 15,840 compared to 74,402 in 2008, The average number of IBCs for which we are able to recognize revenue decreased to 2,904 in 2009 compared to 9,448 in 2008.   In addition, the average amount of recognized revenue from each IBC decreased to $428.17 in 2009 compared to $449.87 in 2008, mostly due to the Christmas special program initiated during 2009.  We believe the decline in the number of new IBCs is attributed to the current economic downturn present in the United States.  We anticipate slower growth in the coming months compared to what we have experienced in the past.  However, with new marketing initiatives and enhanced/expanded services being added, we believe that we will see a stabilization of our sales and retention of existing Site Owners.

Monthly renewal fees were $36.9 million and $72.9 million for the years ending December 31, 2009 and 2008, respectively.

The decrease of $35.9 million in 2009 compared to 2008 is in direct relation to the number of active paying Site Owners.  The weighted average number of paying Site Owners per month decreased to 60,287 in 2009 from 122,910 in 2008.  We anticipate a decline in the first quarter of 2010 due to the general economic conditions followed by stabilization and ultimate growth because of new marketing efforts focused on retention and product improvement through our new ZamZuu initiatives.  We anticipate slower growth compared to what we have experienced in the past because of the weak economy generally.

Enhanced Rep Site fees were $393,000 and $345,000 for the years ending December 31, 2009 and 2008, respectively.

The increase of $48,000 in 2009 compared to 2008 was due to the fact that the program was new in the third quarter of 2008. The Enhanced Rep Site is a marketing subscription that YTB Reps can pay for on a monthly basis.  It includes a calendar system that details Company events and meetings personalized to the Rep’s schedule, an archive of videos, audio files, an automatic email marketing campaign system and new contact management tools. This program was temporarily discontinued in June 2009 and restarted late in the third quarter of 2009.

•	Training programs and marketing materials revenue were $2.1 million and $9.3 million for the years ending December 31, 2009, and 2008, respectively.

The decrease of $7.2 million from 2009 to 2008 was primarily due to a reduction in sales of magazine and sales aids, along with shipping revenues generated through the sale of those materials.  Also contributing to this decline was the number of product sales that we had at the 2009 National Convention compared to the National Convention in 2008, directly related to the reduction in attendance at the event.  We expect this trend to stabilize in 2010, as our active Site Owner base becomes more stable.  Also contributing to the decrease was a reduction in the number of paying attendees at training events, mostly due to a decline in the number of new IBC sales and fewer events being held.

•	Other revenue was $695,000 and $2.0 million for the years ending December 31, 2009 and 2008, respectively.

Other revenue decreased $1.3 million in 2009 compared to 2008.  The decrease is primarily due to a reduction in the number of paid attendees at the National Convention in 2009 as compared to the 2008 National Convention.

Operating Expenses

•	Marketing commissions expense was $24.9 million and $80.2 million for the years ending December 31, 2009 and 2008, respectively.

The decrease of $55.3 million from 2009 to 2008 is due to a $32.0 million decrease in commission expense related to new IBC sales.  The average number of new IBC sales for which we recognized a commission expense decreased to 2,904 in 2009 compared to 9,448 in 2008.  At the same time the average amount of recognized expense for each new IBC sale decreased to $348.31 in 2009 from $388.54 in 2008.  Additionally we experienced a decrease of $9.4 million in director’s pool expense due to a complete revamping of the program including the elimination of level 6 and level 7 director pay in the third quarter of 2008.  We experienced a decrease of $13.1 million for 2009 as compared to 2008 for commissions paid relating to monthly hosting fees.  This decrease is due to the decline in the average number of active paying Site Owners in 2009 of 60,287 compared to 122,910 in 2008 for which commissions were paid. Also contributing to the reduction in commission expense is $693,000 related to the 2007 Sales Director Bonus Plan.  During 2009 and 2008, we incurred actual forfeitures greater than our estimated forfeitures of $271,000 and $45,000, respectively.  In addition, during 2008 we granted and immediately expensed stock options with a fair value of $467,000 under the 2007 Sales Director Bonus Plan.  No sales directors qualified for a bonus under the 2007 Sales Director Bonus Plan during 2009.

•	Training programs and marketing material expenses were $1.3 million and $7.3 million for the years ending December 31, 2009 and 2008, respectively.

Training programs and marketing material expenses decreased $6.0 million in 2009 compared to 2008. The decrease is primarily related to a reduction in costs associated with the production and shipping of magazines and other sales aides. Additionally, we experienced a reduction of costs incurred by the Company related to training events and meetings.  All of these costs were directly related to a reduction in sales driven by our declining Site Owner base and a decline in the number of new IBC sales.

•	Impairment other than goodwill was $2.8 million and $3.0 million for the years ending December 31, 2009 and 2008, respectively.

In accordance with accounting standards governing other intangible assets, we recorded $2.2 million in impairment charges primarily related to the write-off of trade and domain names associated with our Marketing segment in conjunction with our January 2010 launch of our new ZamZuu business model.  In addition, during 2009, we recorded impairment charges of $724,000 primarily related to obsolete printed marketing materials.  In 2008, the impairment charge of $3.0 million was due to the write-off of expired magazines.  See Note 6 – “Inventory” and Note 9 – “Goodwill and Intangible Assets, Net” for further discussion on impairment charges.

•	General and administrative expenses were $20.5 million and $37.0 million for the years ending December 31, 2009 and 2008, respectively.

General and administrative expenses decreased $16.5 million in 2009 compared to 2008.  As a percentage of total marketing net revenues, these expenses were 37.6% in 2009 and 27.7% in 2008.  The decreases in 2009 compared to 2008 relate primarily to:
.
▪	National Convention expense decreased $4.4 million due to costs associated with lower attendance at the convention and cost cutting measures by management.
▪
Bad debt expense decreased $1.4 million in 2009 compared to 2008 due to our recording of reserves in 2008 related to advances and notes receivable that had been made by our Sales Directors.  No significant addition of bad debt for advances and notes receivable were made in 2009.

▪
Salaries and benefits decreased $1.0 million primarily as a result of a reduction in staffing requirements at the home office directly related to the decrease in sales of IBCs and continuing renewals of Site Owners as well.

▪
Sales and use tax expense decreased $982,000 due to the Company’s change in policy in 2009 to collect sales tax from the customer rather than expensing the tax payments under the policy in effect during 2008.

▪
Marketing event costs for top Sales Directors in the Company was $37,000 in 2009, a decrease of $795,000; no Coach’s Birthday Bash, an annual performance-based contest for our top sales producers of travel and marketing, was held in 2009. The only expense that was recorded in 2009 was the accrual for the awards associated with the contest itself.

▪	Printing and postage decreased $1.4 million due to a decrease in Site Owners resulting in decreased shipping of brochures and marketing materials.
▪	Merchant processing fees decreased $2.0 million directly related to the number of transactions processed by the Company, linked to the downturn in revenue.
▪	Allocation from parent decreased $3.3 million due to variances in the following allocable parent expenses: salaries and benefits, legal fees, contract labor, consulting fees, and accounting fees.

Travel Segment

Dollars in thousands	Year Ended December 31
	2009	2008	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Travel commissions and services	$12,201	$25,175	$(12,974)	(51.5)%
Training programs and marketing materials	79	302	(223)	(73.8)%
Other	438	270	168	62.2%
			-
Total net revenues	12,718	25,747	(13,029)	(50.6)%

OPERATING EXPENSES
Travel commissions	7,363	17,649	(10,286)	(58.3)%
Depreciation and amortization	471	276	195	70.7%
Training programs and marketing materials	168	1,000	(832)	(83.2)%
Impairment of goodwill	450	149	301	202.0%
Impairment of assets other than goodwill	688	-	688	n/m *
General and administrative	8,030	10,342	(2,312)	(22.4)%

Total operating expenses	17,170	29,416	(12,246)	(41.6)%

LOSS FROM OPERATIONS	(4,452)	(3,669)	(783)	21.3%

*Not meaningful

Net Revenues

•	Travel commissions and services revenue was $12.2 million and $25.2 million for the years ending December 31, 2009 and 2008, respectively.

The $13.0 million decrease in 2009 compared to 2008 is attributable to the decrease in gross travel retail bookings driven by the number of customers utilizing us as their travel provider, as well as a general decline in the travel industry due to current economic conditions.

•	Training programs and marketing materials revenue was $79,000 and $302,000 for the years ending December 31, 2009 and 2008 respectively.

The decrease of $223,000 in 2009 compared to the same period in 2008 is attributable to a decrease in training revenues generated by our Passport to Giving program, which is a program focused on non-profit organizations.

•	Other income was $438,000 and $270,000 for the years ending December 31, 2009 and 2008, respectively.

The increase of $168,000 in 2009 compared to 2008 is attributable to an increase in shopYTB revenue, partially offset by a decline in revenues earned through flower sales and payment processing fees earned by the Company.

Operating Expenses

•	Travel commissions expense was $7.4 million and $17.6 million for the years December 31, 2009 and 2008, respectively.

Travel commissions and services for 2009 decreased $10.3 million as compared to 2008.  The decrease in travel commissions is attributable to the decrease in gross travel bookings driven by the decrease in the number of Site Owners and the overall trend in the decline in leisure travel the industry experienced in 2009.

•	Depreciation and amortization was $471,000 and $276,000 for the years ending December 31, 2009 and 2008, respectively.

The increase of $195,000 in 2009 over 2008 is primarily attributable to computer software related to our expansion into Canada.

•	Training programs and marketing material expenses were $168,000 and $1.0 million for the years ending December 31, 2009 and 2008, respectively.

The decrease of $832,000 for 2009 compared to 2008 is primarily due to an decrease in costs incurred related to travel trade shows that we hosted along with an decrease in costs incurred related to individual reimbursements for unauthorized activities committed by our Company’s Site Owners.   There was one event held in 2009 compared to two in 2008.    The trade show held in 2009 was on a smaller scale than those held in 2008.

•	Goodwill impairment was $450,000 and $149,000 for the years ending December 31, 2009 and 2008, respectively.

During the fourth quarter of 2009, we performed our annual impairment test of goodwill and intangible assets pursuant to accounting standards governing goodwill and other intangible assets.  As a result of our tests, we recorded an impairment charge of $450,000 related to the fair value of goodwill associated with our Travel segment.  Our annual impairment test of goodwill during the fourth quarter of 2008 concluded that the goodwill of our Sunrise Travel subsidiary (purchased in 2008) with a carrying amount of $149,000 had no fair market value, resulting in an impairment charge of $149,000.  See Note 9 – “Goodwill and Intangible Assets, Net.”

•	Impairment other than goodwill was $688,000 and $0 for the years ending December 31, 2009 and 2008, respectively.

The increase of $688,000 in 2009 compared to 2008 was the result of writing off $564,000 in capitalized costs for a travel booking search engine that did not perform as expected and had to be removed from production.   An additional $124,000 was due to the impairment of intangible assets allocated to the travel segment.  See Note 9 – “Goodwill and Intangible Assets, Net.”

•	General and administrative expenses were $8.0 million and $10.3 million for the years ending December 31, 2009 and 2008, respectively.

General and administrative expenses decreased $2.3 million in 2009 compared to 2008.   As a percentage of total travel net revenues, these expenses were 63.1% in 2009 and 40.2% in 2008.  The decreases in 2009 compared to 2008 relate primarily to:

▪	Allocation from parent decreased $1.8 million due to variances in the following allocable parent expenses: salaries and benefits, legal fees, contract labor, consulting fees, and accounting fees.
▪
Salaries and benefits decreased $1.1 million primarily as a result of a reduction in staffing requirements at the home office directly related to the decrease in sales of IBCs and continuing renewals of Site Owners as well.

Parent

Dollars in thousands	Year Ended December 31
	2009	2008	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Other	$4	$72	$(68)	(94.4)%

Total net revenues	4	72	(68)	(94.4)%

OPERATING EXPENSES
Depreciation and amortization	783	825	(42)	(5.1)%
Training programs and marketing materials	1	-	1	n/m *
Impairment of assets other than goodwill	3,907	366	3,541	967.5%
General and administrative	2,171	3,260	(1,089)	(33.4)%

Total operating expenses	6,862	4,451	2,411	54.2%

LOSS FROM OPERATIONS	(6,858)	(4,379)	(2,479)	56.6%

*Not meaningful

Net Revenues

•
Other income was $4,000 and $72,000 for the years ending December 31, 2009 and 2008, respectively.  The decrease of $68,000 in 2009 compared to 2008 is a result of revenue for the use of the Company jet.   The Company jet was sold in early 2009.

Operating Expenses

•	Depreciation and amortization was $783,000 and $825,000 for the years ending December 31, 2009 and 2008, respectively.

•	Impairment other than goodwill was $3.9 million and $366,000 for the years ending December 31, 2009 and 2008, respectively.

During the fourth quarter of 2009, we made the decision to sell our headquarters property within the next 12 months in a proposed sale-leaseback transaction, selling the entire land and building and leasing back the portion of the land and building used in operations.  In accordance with accounting standards governing the impairment or disposal of long-lived assets, we recorded a $3.9 million impairment charge on the portion of the land and building not used in operations to write down the carrying value to its estimated realizable value less costs to sell and reclassified it to assets held for sale.

The impairment charges in 2008 consisted of a write-down of $366,000 associated with the sale of our company jet.  See Note 7 – “Assets Held for Sale” for further discussions on these impairment charges.

•	General and administrative expenses were $2.2 million and $3.3 million for the years ending December 31, 2009 and 2008, respectively.

General and administrative expenses decreased overall $1.1 million in 2009 compared to 2008.  As a percentage of total net revenues, these expenses were 3.2% in 2009 and 2.0% in 2008.  Specifically, the increase is due to variances in the following expenses:
.
▪
Salaries and benefits decreased $764,000 primarily as a result of a reduction in staffing requirements at the home office directly related to the decrease in sales of IBCs and continuing renewals of Site Owners as well.

▪
Bad debt expense decreased $834,000 due to a 2008 $311,000 deposit write-off related to a terminated acquisition and approximately $500,000 related to the reserve of a nonrefundable earnest money deposit.

▪
Legal settlement fees increased $1.0 million in 2009 due to the settlement of the suit filed by the California Attorney General’s Office offset by a decrease of $571,000 related to the fulfillment of a contractual agreement in 2008 with a consultant.

▪	Parent allocation to marketing and travel segments decreased $5.0 million due to the following variances in allocable expenses:
•
Legal fees decreased $1.0 million partially due to our settlement of the suit filed by the California Attorney General’s Office described in the legal settlement detail.  In addition, legal fees decreased $1.0 million as a result of work performed in 2008 relating to the Canadian expansion, and increased work surrounding general compliance that was not repeated in 2009.

•
Contract labor decreased $1.5 million, partially due to the elimination of some consulting contracts and the conversion of consultants to full time employees.  Also contributing to the decrease was the elimination of the onsite security that was needed during the build out of the Wood River expansion in 2008.

•
Consulting fees decreased $900,000 primarily due to a number of marketing initiatives which required consulting resources in 2008 that were eliminated in 2009.  Also contributing to the decrease was the 2008 expense for shares issued for marketing services provided.

•
Accounting fees decreased $852,000 due to a decrease in expenses surrounding general compliance, both international and domestic.  Also contributing to the decrease was first time Sarbanes-Oxley testing and compliance that was performed in 2008 but performed mostly internally in 2009.

•
Restricted stock amortization and stock option expense increased $504,000 in 2009 primarily due to amortization associated with restricted stock and stock option awards granted during the first and second quarters of 2009.

DISCONTINUED OPERATIONS

The results of the REZconnect subsidiary, formerly included in our Travel segment, are classified as discontinued operations.  Results of the business as well as the loss on disposal are summarized below:

Dollars in thousands	Year ended
	December 31, 2009	December 31, 2008	$ Incr (decr)

Net revenues	$869	$3,093	$(2,224)

Loss from operations before income tax provision	$(463)	$(762)	$(299)

Income tax provision	(1)	-	$1

Loss on disposal, net of tax	(2,615)	-	$2,615

Loss from discontinued operations, net of tax	$(3,079)	$(762)	$2,317

The Company recorded a net loss form discontinued operations in 2009 of $3.1 million, an increase of $2.3 million from a $762,000 loss recorded in 2008.  This increase primarily reflects the net loss on disposal of the REZconnect subsidiary of $2.6 million.  The loss on disposal included pre-tax exit costs of $2.6 million for the termination of certain employment agreements.  See Note 17 – “Discontinued Operations” to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

As of December 31, 2009, we had $678,000 in cash and cash equivalents.  We believe that our cash generating capability will be adequate to meet the needs of our future operations.  However, we cannot predict what the effect on our business might be from events that are beyond our control, such as the global credit and liquidity crisis.  We continually assess our cash flow needs.  We do not have but are pursuing establishing a credit facility from which we may draw for our liquidity needs.

As shown in the accompanying financial statements, our Company has incurred losses from continuing operations for 2009 and 2008 of $6.8 million and $3.7 million, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active Site Owner IBCs in our Company.  The number of active Site Owner IBC sites has declined during the 2009 by a net of 51,209 to 41,174 active Site Owner IBCs from the 92,383 reported as of December 31, 2008.  In addition, from August 2008 through May 2009, we were defending against a case brought by the California Attorney General challenging the legality of our network marketing program.  The Company settled this case on May 14, 2009.  See Note 21 – “Commitments and Contingencies.”  Litigation claims can be expensive and time consuming to bring and defend against and could result in settlements or damages that could significantly affect financial results.

As part of our continual efforts to improve the operating efficiency of our Company and in response to these challenges, we have taken several actions and continue to evaluate other areas of opportunity to ensure that our Company will be successful.  In April 2009, our Board of Directors appointed a consultant, Robert Van Patten, with 25 years of senior management experience to provide recommendations to the Chief Executive Officer, the Board of Directors and management on cost structure improvements, compliance and other matters to improve the overall profitability of our Company.  On October 6, 2009, the Board appointed Mr. Van Patten Chief Executive Officer and President of the Company, effective immediately.  Additionally, we have instituted a cost reduction program that includes a reduction in labor and fringe costs, as well as reductions of discretionary expenditures in the operating structure of the organization.  In addition, numerous other discretionary costs have been eliminated, although these amounts are difficult to quantify.  Furthermore, to raise additional capital, the Company implemented the TSO Stock Purchase Plan which became operational in April 2009 (see Note 14 – “Share-Based Payments” to the consolidated financial statements) and generated $144,000 in proceeds as of December 31, 2009.  Management has decided to temporarily suspend this program.  Our Company is also evaluating the sale of certain noncore assets and additional programs to raise new capital for future operations.

In addition, the Company achieved resolution to some uncertainties that existed as of December 31, 2008, such as the civil action with the State of California as well as the dispute with its insurance carriers regarding their coverage for the defense of the case with California.  On May 14, 2009, the Company settled its case with the California Attorney General by entering into a Stipulated Judgment and agreeing to pay $1.0 million to the State of California for restitution and the reimbursement of legal fees incurred by the State which has been paid in full as of December 31, 2009.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the Company or its executive officers.  With the California case settled, the Company finalized an agreement with its insurance carriers regarding the amount of coverage they would provide for the defense of the California case, as well as the Illinois class action suit.  See Note 21 – “Commitments and Contingencies.”

Additionally, the Company is addressing the decline in new IBC sales and existing Site Owner retention with the following key initiatives:

•
Through our ongoing marketing we are balancing initiatives to attract new Site Owners and retain existing Site Owners. Understanding that today, our customers are more value oriented in their purchase decisions, we are expanding the “value” received in purchasing an IBC by bringing “in-house” our new ZamZuu initiative where Site Owners can direct customers to shop for items they already purchase online and receive commissions and cash back on normal purchases of everyday items.

•
We are developing new marketing programs and enhancing existing marketing programs to communicate the value of our IBC by offering a marketing system that enhances consistent marketing and tracking of the Site Owner sales efforts via a systematic marketing program.

•	Training has been expended by providing Site Owners with videos on how to conduct home “parties” to help sell the various featured products.

We believe these factors will contribute toward reducing our operating losses and working capital deficiency.  However, there can be no assurance that our Company will be successful in achieving its objectives.

On May 14, 2009, a civil action was filed by the Illinois Attorney General against three subsidiaries of the Company and certain of its executive officers alleging that the Company violated Illinois’ unfair competition and advertising laws.  Although we believe that we have meritorious defenses against this action as well as the legal proceedings discussed in Note 21 – “Commitments and Contingencies” to the consolidated financial statements, and we intend to vigorously defend the cases, if we are unsuccessful in our defense against the claims, the result would likely have a material adverse effect on our liquidity, financial condition, results of operations and the value of our common stock.

Cash flows generated from continuing operations is combined with cash flows generated from discontinued operations within operating activities, investing activities, and financing activities in our consolidated statement of cash flows.  The following table presents a summary of our cash flows individually for continuing and discontinued operations for each of the three activities for the last two years:

	Year ended December 31
Dollars in thousands	2009	2008

Net cash provided by (used in):
Operating activities
Continuing	$(854)	$7,324
Discontinued	(345)	98
Total operating activities	(1,199)	7,422
Investing activities
Continuing	602	(8,664)
Discontinued	251	749
Total investing activities	853	(7,915)
Financing activities
Continuing	(242)	229
Discontinued	-	(242)
Total financing activities	(242)	(13)
Effect of exchange rate changes on cash	63	(22)

Net decrease in cash	$(525)	$(528)

Net cash used in operating activities of our continuing operations in 2009 was $854,000 compared to cash provided by operating activities of $7.3 million in 2008.  In addition, the operating activities of our discontinued operations used $345,000 of cash in 2009 and provided $98,000 in 2008.

Net cash provided by investing activities of our continuing operations was $602,000 during 2009 compared to $8.7 million used in 2008.  This $8.1 million decrease in cash consumed was primarily related to a decrease in purchases of property and equipment of $9.2 million as well as an increase of $872,000 in proceeds received from the sale of assets held for sale resulting from the sale of the Company’s business jet for $872,000, net of $28,000 in closing costs.  Also partially offsetting the decrease in cash consumed was $378,000 in cash relinquished in the sale of our REZconnect subsidiary during 2009.  In addition, the investing activities of our discontinued operations provided $251,000 of cash in 2009, which represents net proceeds from the sale of short term investments.

Net cash used in financing activities of our continuing operations was $242,000 in 2009 compared to net cash provided by financing activities of $229,000 in 2008.  Net cash used in financing activities during 2009 primarily related to a $300,000 principal payment made in connection with the headquarters note renewal offset by $144,000 in proceeds received from the Company’s TSO Stock Purchase Plan.  Net cash provided by financing activities in 2008 resulted primarily from proceeds received from the exercise of common stock warrants.  In addition, during 2008, we deposited funds in connection with our obtaining a Standby Letter of Credit of $1.9 million collateralizing the obligations of our Sales Director-level Reps under two cruises that they booked, both of which set sail prior to June 30, 2008 triggering the release of all funds under this Letter of Credit to satisfy our obligations to the cruise line.  Also during 2008, a $500,000 certificate of deposit representing collateral for the outstanding indebtedness on the property serving as the Company’s new corporate headquarters was released and subsequently surrendered by the Company in partial repayment of the principal amount outstanding under such indebtedness.

On March 23, 2009, the Company’s primary domestic credit card processor (the “ processor ”) increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million.  Subsequently on May 29, 2009, the processor agreed to discontinue withholding additional reserves once a $2.7 million balance was attained.  During 2009, the full amount of the $2.7 million reserve requirement was funded, of which $250,000 was returned to the Company on December 31, 2009, representing a net use of funds of $1.0 million in 2009.

In addition, the Company expended approximately $931,000 in legal defense costs during 2009 that are not expected to continue into future periods.  However, additional legal expenses will be incurred related to the civil action filed by the State of Illinois, which the Company anticipates will be significantly lower than those incurred in conjunction with the California Attorney General suit.

The Company recognized a loss of $2.6 million during 2009 as a result of the sale of the REZconnect subsidiary, which will be paid through December 31, 2014 in common stock of the Company and cash payments of approximately $631,000.  As a result, the Company expects to realize cash savings of $2.4 million over the 5.5 years from the date of disposal based upon the cash payments to be made under the employment severance agreement versus the cash payments that would have been required under the original employment contracts.  Thus, while the Company has recognized significant expense in 2009, the cash savings over the 5.5 years from the date of disposal will serve to contribute a significant savings in terms of liquidity, helping to strengthen the Company’s position.  During 2009, the cash savings recognized by the Company was $145,000.

On July 26, 2009, the $1.9 million balloon payment on the Company’s note on its corporate headquarters came due.  On September 29, 2009, we executed a Loan Modification, Renewal, and Extension Agreement (the “ Agreement ”), effective July 26, 2009, with FH Partners LLC (“ FH Partners ”) with respect to our corporate headquarters.

The Agreement renews the note executed in connection with the Loan, and subsequently extended in July 2008 (the “ Note ”), in the new amount of $1.9 million and extends the maturity of the Note and Loan to April 30, 2010.  The amount due under the Note bears an annual interest rate of 8.0%.  We paid a principal installment of $300,000 on September 30, 2009.  A second additional principal installment in the amount of $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010.  To date, the Company has not made the $200,000 payment.  FH Partners has not given the Company notice of its intention to accelerate the debt as a result of the Company’s failure to make the $200,000 payment that was due January 31, 2010.     In the event of default, as defined in the Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the Note due and payable.  All other terms of the Note and the Loan, including the representations and warranties, remain unchanged.

In connection with the execution of the Agreement, the Company granted FH Partners a mortgage on approximately nine acres of unencumbered raw land adjacent to the Company’s headquarters (the “ Property ”) as additional security for the Note, as evidenced by a Mortgage executed on September 29, 2009 (the “ Mortgage ”).  Under the Mortgage, we assigned and conveyed to FH Partners all rights, title and interest in existing or future leases for use of the Property and all rents and profits that pertain to the use of the Property.  In the event of default, as defined in the Mortgage, FH Partners has the right to foreclose on the Property and take possession or declare all payments immediately due and payable

The outstanding balance of the Note as of December 31, 2009 was $1.6 million and the outstanding balance of the Note Renewal as of December 31, 2008 was $2.0 million.  The Company is currently in discussions with FH Partners and they have indicated their willingness to consider the possibility of renewing, extending, amending or modifying the Agreement including, but not limited to, potentially extending the $200,000 payment originally due on December 31, 2009 which was subsequently extended to January 31, 2010.

On January 20, 2010, the Company executed a commercial promissory note with an unaffiliated third party (the “ Lender ”), in the amount of $650,000 with a maturity date of September 15, 2010.  The note bears interest at a rate of 14.5 percent per annum, payable in monthly installments of interest only beginning on February 16, 2010.  In connection with the execution of the note and as evidenced by the assignment of promissory note dated January 20, 2010, the Company granted a security interest to Lender in the promissory note dated December 16, 2008 related to the Building One Property, and payable to the Company in the amount of $1.2 million.  As additional security for the note as evidenced by the assignment of mortgage dated January 20, 2010, the Company assigned to Lender the real estate mortgage dated December 16, 2008 made by Purchaser to secure repayment of the Building One Property note to the Company.  In the event that the Company has not received payment in full of all principal and interest due under the terms and conditions of the Building One Property note by June 16, 2010, the Company is to deliver to Lender a fully executed modification of the Building One Property note no later than July 16, 2010, the terms of which must be approved by Lender prior to the modification.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 – “Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements.  Critical accounting estimates for us include: the determination of the estimated lifespan during which a Site Owner remains a Site Owner and average marketing commissions paid per enrollment transaction, which impact revenue recognition and related marketing commissions/bonuses; impairment of goodwill and other intangibles; realization of deferred tax assets and the determination of uncertain tax positions; determination of inventory reserves; impairment of long-lived assets; and collectibility of notes receivable.  Such accounting estimates are discussed in the following paragraphs.

Revenue Recognition

A summary of our revenue recognition policies, as they relate to the specific revenue streams, is as follows:

IBC sales and monthly fees

We generate revenue from the sale of IBCs, and from providing training and ongoing services to the new business owners of IBCs, i.e. Site Owners.  We amortize the initial sales price, including all up-front fees received from new IBC sales, over the expected useful life of the Site Owner.  The calculation of the expected useful life is based upon a review of the sales for each month and the length of time each Site Owner continues with our Company.  We then apply a weighted average to the calculations.  Likewise, the average commission paid in connection with negotiations to sell the business is amortized over the same period.  The average commissionable amount to be amortized is determined based on total commissions paid related to new IBC sales the previous twelve months divided by the number of new IBC sales over that same period.  Any excess of expense to acquire the business over the proceeds received is recognized immediately and not amortized.  Monthly web hosting fees are recognized in the month the services are provided.  We review the underlying calculations of the expected useful life of the Site Owner on a monthly basis.

Travel commissions and services

Commissions and incentives earned from travel sales are recognized as revenue on the date of departure or use. Commissions earned where we act in the capacity of a travel product wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense.

Training programs and marketing materials

Sales revenues from the sale of Rep and Site Owner sales aids and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the Rep or Site Owner.  Sales revenues from training programs are recognized when the Rep or Site Owner has completed the related training course.

Other revenue

Sales revenues from convention attendance are recognized during the period in which the convention occurs.

Marketing compensation plan

We offer a compensation plan to our sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each representative’s personal and team IBC sales, or enrolled referrals. The “commission override” is comprised of a small portion of the monthly web hosting fee that Site Owners pay to our Company which is paid to the person responsible for selling the IBC site.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active IBCs, following the month earned. All commissions are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months, which is based upon the estimated Site Owner life. In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Goodwill and Intangible Assets, Net

Goodwill.   Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill is not amortized but it is tested for impairment annually as of year end using the two-step method, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit.  Reporting units for purposes of testing goodwill are the same as our business segments.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.

The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  The fair value of each reporting unit is estimated using the best information available through the use of different valuation techniques, including the income approach and/or market approach.  Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our reporting units, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data.  If there is no calculated fair value for a reporting unit, the goodwill is deemed fully impaired and written off.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill after allocating value to our tangible and intangible assets and liabilities as of the valuation date to the carrying value of the goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge.  For the fiscal 2009 annual impairment test, the conclusion that no indication of goodwill impairment for the Marketing unit existed would not have changed had the test been conducted assuming: 1) a 200 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value (without any change in the aggregate estimated cash flows of our reporting units), or 2) a 600 basis point decrease in the estimated sales growth rate or terminal period growth rate without a change in the discount rate of each reporting unit.  Even if both of these factors were changed, the conclusion that no indication of goodwill impairment for the Marketing unit would not have changed.

Intangible assets.  Intangible assets include tradenames, non-compete agreements and other intangible assets assumed in a business combination.  Intangible assets with an indefinite life, namely trade and domain names, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from one to 10 years.  Indefinite-lived intangible assets are tested for impairment annually, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.  An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.

Income Taxes

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

In addition, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Inventory Valuation

We write down our inventory for estimated obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and the estimated market value based upon estimates of future demand and selling price. The demand is estimated based upon the historical sales of the inventory items as well as the projected success of promotional programs, new marketing program introductions and new markets or distribution channels. We prepare an analysis of demand on an item by item basis for all of our inventory items. If inventory quantity exceeds projected demand, the excess inventory is written down. However, if actual demand is less than projected by management or the estimate of selling prices of inventory on hand decreases, additional inventory write-downs may be required.

Impairment of Long-lived Assets

We review the recoverability of our long-lived assets, including buildings, equipment, internal-use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations.  If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.  Our primary measure of fair value is based on discounted cash flows.

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

New Accounting Guidance

See Note 2 – “Summary of Significant Accounting Policies” to Consolidated Financial Statements for information regarding new accounting guidance.

Item 7 A.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risks include fluctuations in interest rates and exchange rate variability.

As of December 31, 2009, we have a $1.6 million note bearing interest at 8.0% per annum. Interest expense from this note is subject to market risk in the form of fluctuations in interest rates. The maturity  date of this loan is April 30, 2010. We do not perform any interest rate hedging activities related to this note.

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

Item 8 .   Fi nancial Statements and Supplementary Data .

Our consolidated financial statements prepared in accordance with Regulation S-X are included in this Annual Report on Form 10-K after Item 15 and are incorporated by reference into this Item 8.

Item 9.   Ch anges in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Con trols and Procedures .

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

In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“ COSO ”) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was   effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

/s/ Robert M. Van Patten
Robert M. Van Patten
Chief Executive Officer and Interim Chief Financial Officer
April 14, 2010

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting.

Our management previously identified and disclosed a material weakness in internal control over financial reporting relating to our control environment.  Specifically, the Company’s tone at the top was not sufficient to assure the directives of the Company’s Board of Directors were followed.  Management did not obtain approval of the Board prior to entering into certain contracts and agreements as required by the Company’s control structure.  In addition, controls were not sufficient to prevent management override of controls over approval of disbursements.    An internal control material weakness is a significant deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be presented or detected.

Our management has been actively engaged in the implementation of remediation efforts to address the material weakness in the control environment.  These remediation efforts, outlined below, were specifically designed to address the material weakness previously indentified by Management.

Early in 2009, the internal audit function began reporting directly to the Chairman of the Audit Committee of the Board of Directors. In addition, our Board of Directors implemented restrictions on management's authority to enter into certain transactions.  Specifically, management must discuss with a board liaison (i) any proposed transaction outside of the ordinary course of business; and (ii) any transaction that exceeds $100,000 in aggregate annual expenditures, or $50,000 for related party transactions.

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

Changes to Internal Controls over Financial Reporting.

There have been no changes to our internal control over financial reporting that occurred during 2009 except the ones noted above to address the material weakness that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Item 9 B.     Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders: “Proposal 1- Election of Directors,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” (including “Code of Ethics”), each of which is incorporated by reference herein.

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

Item 1 4 .   Principal Account ant Fees and Services.

The information required by this Item is set forth in the following section of our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders: “Proposal 2- Ratification of the Company’s Selection of its Auditors,” which is incorporated by reference herein.

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

INDEX TO EXHIBITS

2.1
Amended and Restated Merger and Stock Exchange Agreement dated November 19, 2004 by and between REZconnect Technologies, Inc. and YourTravelBiz.com, Inc., incorporated by reference to the Company’s Current Report on Form 8-K as amended, Exhibit 2.1, filed with the SEC on June 20, 2005.

3.1
Amended and Restated Certificate Incorporation of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 3.1, filed with the SEC on March 16, 2009.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on September 28, 2007.

10.1
Stockholders’ Agreement dated December 8, 2004 by and among Great River Enterprises, LP#1, J. Scott Tomer, J. Kim Sorensen, Michael Y. Brent, Derek J. Brent and the Company (as successor to REZconnect Technologies Inc.), incorporated by reference to the Company’s Current Report on Form 8-K, as amended, Exhibit 4.1, filed with the SEC on June 20, 2005.

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

10.3
Commercial Lease Agreement, effective as of November 1, 2005, by and between Meridian Land Company, Inc. and the Company with respect to that certain real property located at Two Country Club View, 2 nd Floor, Edwardsville, Illinois 62025 incorporated by reference to the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005, Exhibit 10.14, filed with the SEC on March 13, 2007.

10.4
Commercial Lease Agreement, dated August 10, 2007, by and between Meridian Land Company, Inc. and the Company, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on August 22, 2008.

*10.5
Form of Employment Agreement, dated as of January 1, 2008, by and between the Company and J. Lloyd Tomer, incorporated by reference to the Company’s Annual report on Form 10-KSB for the fiscal year ended December 31, 2007, Exhibit 10.5, filed with the SEC on March 31, 2008.

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

*10.10
YTB International, Inc. Amended Restated 2004 Stock Option and Restricted Stock Plan, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, Exhibit 10.12, filed with the SEC on March 31, 2008.

*10.11
YTB International, Inc. 2008 Sales Director Bonus Plan, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2009, Exhibit 10.12, filed with the SEC on March 16, 2009.

*10.12
Membership Interests Purchase Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008, Exhibit 10.1, filed with the SEC on May 15, 2008.

*10.13	2008 Employee Stock Purchase Plan of YTB International, Inc., incorporated by reference to the Company’s Registration Statement on Form S-8, Exhibit 4.1, filed with the SEC on May 23, 2008.

10.14
Contract to Purchase Commercial Real Estate by and between YTB International, Inc. and Prestige Management Services L.L.C., dated November 6, 2008, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on November 12, 2008.

10.15
Offer to Purchase relating to aircraft between Expectra Aviation, Inc. and YTB Air, Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008, Exhibit 10.2, filed with the SEC on November 14, 2008.

10.16
Offer to Purchase relating to aircraft between Petebridge, LLC and YTB Air, Inc., incorporated by reference to the Company’s Current Report on form 8-K, Exhibit 10.1, filed with the SEC on November 26, 2008.

10.17
Purchase and Sale Agreement between YTB International, Inc. and WR Landing, LLC, dated as of November 24, 2008, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on November 26, 2008.

10.18
Aircraft Purchase Agreement between Expectra Aviation, Inc. and YTB Air, Inc., dated December 4, 2008, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on December 10, 2008.

*10.19	YTB International, Inc. TSO Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8, Exhibit 4.1, filed with the SEC on February 23, 2009.

*10.20
Form of Restricted Stock Award Agreement – At Election Award for Non-Employee Directors, by and between the Company and eligible members of the Company’s board of Directors upon election to the Board, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, Exhibit 10.1, filed with the SEC on August 7, 2009.

10.21
Stipulation For Entry of Final Judgment and Permanent Injunction, dated May 14, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, Exhibit 10.1, filed with the SEC on August 7, 2009.

10.22
Employment Severance Agreement by and between YTB International, Inc., Michael Brent, Derek Brent and REZconnect Technologies, Inc., dated as of June 30, 2009, incorporated by reference to the Company’s Current Report on Form 8-K/A, Exhibit 10.1, filed with the SEC on August 5, 2009.

10.23
Agreement of Purchase and Sale by and between Michael Y. Brent and Derek Brent, as Purchasers, and YTB International, Inc., as Seller, dated as of June 30, 2009, incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on July 7, 2009.

10.24
Loan Modification, Renewal, and Extension Agreement dated September 29, 2009 by and between YTB International, Inc. and FH Partners, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, Exhibit 10.1, filed with the SEC on November 6, 2009.

10.25
Mortgage dated September 29, 2009 by and between YTB International, Inc. and FH Partners, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, Exhibit 10.2, filed with the SEC on November 6, 2009.

10.26
Headquarters Property Note dated July 26, 2006 by and between YTB International, Inc. and Meridian Bank, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, Exhibit 10.3, filed with the SEC on November 6, 2009.

10.27
Commercial Security Agreement dated July 26, 2006 by and between YTB International, Inc. and Meridian Bank, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, Exhibit 10.4, filed with the SEC on November 6, 2009.

10.28
Indemnification Agreement dated November 5, 2009 by and between YTB International, Inc. and Harold L. Kestenbaum, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, Exhibit 10.5, filed with the SEC on November 6, 2009.

.
10.29
Indemnification Agreement dated November 5, 2009 by and between YTB International, Inc. and Andrew J. Wilder, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, Exhibit 10.6, filed with the SEC on November 6, 2009.

*10.30	Employment Agreement, dated as of October 6, 2009, by and between YTB International, Inc. and Robert M. Van Patten.

10.31	Commercial Promissory Note dated January 20, 2010 by and between YTB International, Inc. and Normandy Corporation.

10.32	Assignment of Promissory Note dated January 20, 2010 by and between YTB International, Inc. and Normandy Corporation.

10.33	Assignment of Mortgage dated January 20, 2010 by and between YTB International, Inc. and Normandy Corporation.

14	YTB International, Inc. Code of Business Ethics Summary

21	Subsidiaries of YTB International, Inc.

23.1	Independent Auditor’s Consent.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

#
These certifications are attached as Exhibits 32.1 and 32.2 accompanying this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act.  A signed original of this written statement required by Section 906 has been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YTB International, Inc.
(Registrant)

April 14, 2010	/s/ Robert M. Van Patten
Robert M. Van Patten
Chief Executive Officer, President, Interim Chief Financial Officer and Director

P ursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2010	/s/ Robert M. Van Patten
Robert M. Van Patten, Director, Chief Executive Officer, President and Interim Chief Financial Officer (principal executive officer and principal financial officer)

April 14, 2010	/s/ J. Scott Tomer
J. Scott Tomer, Chairman of the Board of Directors

April 14, 2010	/s/ J. Kim Sorensen
J. Kim Sorensen, Director, Secretary, Treasurer and Vice Chairman

April 14, 2010	/s/ Thomas B. Baker, Jr.
Thomas B. Baker, Jr., Director

April 14, 2010	/s/ Louis C. Brock
Louis C. Brock, Director

April 14, 2010	/s/ Paul A. Hemings
Paul A. Hemings, Director

April 14, 2010	/s/ Jack H. Humes, Jr.
Jack H. Humes, Jr., Director

April 14, 2010	/s/ Burt L. Saunders
Burt L. Saunders, Director

April 14, 2010	/s/ Patricia S. Williams
Patricia S. Williams, Director

INDEX TO
YTB INTERNATIONAL, INC.
FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2009 and 2008	F2

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F3

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2009 and 2008	F4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F5-F6

Notes to Consolidated Financial Statements	F7-F61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
YTB International, Inc:

We have audited the accompanying consolidated balance sheets of YTB International, Inc. (the “ Company ”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2009.  YTB International, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YTB International, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri
April 14, 2010

F1

YTB INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008

Dollars in thousands, except share and per share data	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$678	$1,203
Restricted cash	2,637	1,667
Short-term investments	28	251
Accounts receivable (less allowance for doubtful accounts of $110 in 2009 and $7 in 2008)	674	2,680
Notes receivable (less allowance for uncollectible notes of $0 in 2009 and $562 in 2008)	1,602	458
Inventory	125	1,335
Prepaid marketing commissions and advances (less allowance for uncollectible advances of $0 in 2009 and $162 in 2008)	1,282	8,991
Other prepaid expenses and current assets, net	332	350

Total current assets	7,358	16,935

Assets held for sale	5,248	844
Property and equipment, net	6,432	18,728
Intangible assets, net	-	2,322
Goodwill	2,529	2,979
Other assets	49	1,278

TOTAL ASSETS	$21,616	$43,086

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,275	$2,446
Accrued expenses	5,164	7,715
Deferred revenue	2,989	13,505
Short-term debt	1,587	1,973
Unclaimed property	1,136	892
Other current liabilities	138	411

Total current liabilities	12,289	26,942

Other long-term liabilities:
Deferred tax liability	-	755
Other income tax liabilities	183	185
Accrued severance	1,731	-
Other liabilities	-	11

Total other long-term liabilities	1,914	951

TOTAL LIABILITIES	14,203	27,893
Commitments and Contingencies (Note 21)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at December 31, 2009 and 2008	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 76,185,988 and 69,379,259 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	76	69
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 33,613,412 and 34,413,682 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively; convertible into Class A shares on a one-for-one basis	34	34
Additional paid-in capital	40,856	38,843
Accumulated other comprehensive income (loss)	10	(70)
Retained earnings (deficit)	(33,541)	(23,683)
Treasury stock, at cost, 25,404 and 0 shares at December 31, 2009 and 2008, respectively	(22)	-

TOTAL STOCKHOLDERS' EQUITY	7,413	15,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,616	$43,086

See accompanying notes to consolidated financial statements.

F2

YTB INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

Dollars in thousands, except share and per share data	2009	2008
NET REVENUES
Internet business center sales and monthly fees	$51,792	$122,361
Travel commissions and services	12,201	25,175
Training programs and marketing materials	2,191	9,621
Other	1,137	2,297

Total net revenues	67,321	159,454

OPERATING EXPENSES
Marketing commissions	24,903	80,172
Travel commissions	7,363	17,649
Depreciation and amortization	2,673	2,531
Training programs and marketing materials	1,449	8,283
Impairment of goodwill	450	149
Impairment of assets other than goodwill	7,443	3,390
General and administrative	30,708	50,616

Total operating expenses	74,989	162,790

OPERATING LOSS	(7,668)	(3,336)

OTHER INCOME (EXPENSE)
Interest and dividend income	154	201
Interest expense	(113)	(75)
Foreign currency translation loss	(5)	(58)

Total other income (expense)	36	68

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAX (BENEFIT) PROVISION	(7,632)	(3,268)

INCOME TAX (BENEFIT) PROVISION	(853)	445

LOSS FROM CONTINUING OPERATIONS	(6,779)	(3,713)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(3,079)	(762)

NET LOSS	$(9,858)	$(4,475)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic for Class A and Class B shares	106,823,299	103,280,897
Weighted average shares outstanding - diluted for Class A and Class B shares	106,823,299	103,280,897

Loss per share from continuing operations - basic*	$(0.06)	$(0.04)
Loss per share from discontinued operations - basic*	$(0.03)	$(0.01)
Net loss per share - basic*	$(0.09)	$(0.04)

Loss per share from continuing operations - diluted*	$(0.06)	$(0.04)
Loss per share from discontinued operations - diluted*	$(0.03)	$(0.01)
Net loss per share - diluted*	$(0.09)	$(0.04)

*  Amounts for Class A and Class B shares are the same under the two-class method.  See Note 3.

See accompanying notes to consolidated financial statements.

F3

YTB INTERNATIONAL, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2009 and 2008

								Accumulated
Dollars in thousands, except share and	Preferred		Common Stock				Additional	Other	Retained	Treasury		Total
per share data	Stock		Class A		Class B		Paid-in	Comprehensive	Earnings	Stock		Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Equity

Balance at January 1, 2008	-	$-	51,144,275	$51	46,453,644	$46	$36,419	$-	$(19,208)	-	$-	$17,308

Exchange Class B Shares for Class A shares	-	-	15,585,537	16	(15,585,537)	(16)	-	-	-	-	-	-

Common shares issued for restricted stock grant	-	-	1,954,775	2	3,251,618	3	(5)	-	-	-	-	-

Amortization of restricted stock	-	-	-	-	-	-	739	-	-	-	-	739

Shares issued for services	-	-	500,000	1	-	-	509	-	-	-	-	510

Common shares issued for options exercised	-	-	49,361	-	3,333	-	2	-	-	-	-	2

Exercise of common stock warrants	-	-	145,311	-	290,624	-	254	-	-	-	-	254

Stock option compensation	-	-	-	-	-	-	925	-	-	-	-	925

Net Loss	-	-	-	-	-	-	-	-	(4,475)	-	-	(4,475)
Foreign currency translation adjustment								(70)	-	-	-	(70)
Total comprehensive loss	-	-	-	-	-	-	-	-		-	-	(4,545)

Rounding difference	-	-	-	(1)	-	1	-	-	-	-	-	-
Balance at December 31, 2008	-	$-	69,379,259	$69	34,413,682	$34	$38,843	$(70)	$(23,683)	-	$-	$15,193

Exchange Class B Shares for Class A shares	-	-	2,336,526	2	(2,336,526)	(2)	-	-	-	-	-	-

Common shares issued for restricted stock grant	-	-	2,546,799	3	1,024,600	1	(4)	-	-	-	-	-

Common shares issued under employment severance agreement	-	-	1,411,748	1	-	-	109	-	-	-	-	110

Amortization of restricted stock	-	-	-	-	-	-	1,395	-	-	-	-	1,395

Shares sold under TSO Stock Purchase Plan	-	-	511,656	1	511,656	1	142	-	-	-	-	144

Shares surrendered to treasury in payment of outstanding note receivable	-	-	-	-	-	-	-	-	-	(25,404)	(22)	(22)

Stock option compensation	-	-	-	-	-	-	371	-	-	-	-	371

Net Loss	-	-	-	-	-	-	-	-	(9,858)	-	-	(9,858)
Foreign currency translation adjustment								80				80
Total comprehensive loss	-	-	-	-	-	-	-	-		-	-	(9,778)
Balance at December 31, 2009	-	$-	76,185,988	$76	33,613,412	$34	$40,856	$10	$(33,541)	(25,404)	$(22)	$7,413

See accompanying notes to consolidated financial statements.

F4

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

Dollars in thousands	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,858)	$(4,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,673	2,531
Write-off of uncollectible notes and advances	22	274
Loss on disposal of property and equipment	122	408
Recognition of deferred gain on sale of land	(5)	-
Impairment loss on property and equipment	4,471	366
Reserve against inventory	724	3,024
Reserve against earnest money deposit and other prepaid expenses	(18)	534
Impairment of goodwill and intangible assets	2,698	149
Deferred income taxes	(755)	-
Loss on disposal of discontinued operations, net of tax	2,615	-
Write-off of deposit on acquisition of business	-	311
Provision for uncollectible notes and advances	(117)	856
Interest income on notes receivable	(46)	(113)
Provision for uncollectible interest on notes receivable	24	109
Provision for uncollectible accounts receivable	110	-
Shares issued for services	-	510
Amortization of restricted stock	1,395	739
Stock option expense	263	407
Compensation expense (credit)	(271)	422
Change in operating assets and liabilities:
Restricted cash-collateral used as reserves for credit card processing	(1,039)	198
Restricted cash-Canadian operations	121	(147)
Accounts receivable, net	1,829	35
Notes receivable	129	1,244
Inventory	486	544
Prepaid marketing commissions and advances	7,474	15,738
Other operating assets	62	1,124
Accounts payable	(1,176)	1,891
Accrued expenses	(2,794)	(2,634)
Deferred revenue	(10,302)	(17,637)
Other operating liabilities	(36)	1,014
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,199)	7,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(100)	(9,337)
Proceeds from sale of property and equipment	15	701
Proceeds from asset held for sale	872	-
Cash paid to prepare asset for sale	(28)	-
Acquisition of business	-	(149)
Proceeds from sale of available-for-sale securities	-	1,021
Proceeds from redemption of short-term investments	329	-
Purchases of short-term investments	(106)	(251)
Cash relinquished in disposal of discontinued operations	(129)	-
Deposit received on business expansion	-	100
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	853	(7,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(386)	(242)
Repayment of short-term debt	-	(527)
Cash collateral for standby letter of credit	-	(1,910)
Reduction in cash collateral for standby letter of credit	-	1,910
Reduction in restricted cash-collateral for outstanding note	-	500
Proceeds received under TSO stock purchase plan	144	-
Proceeds from exercise of common stock options	-	2
Proceeds from exercise of common stock warrants	-	254
NET CASH USED IN FINANCING ACTIVITIES	(242)	(13)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	63	(22)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(525)	(528)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,203	1,731
CASH AND CASH EQUIVALENTS, END OF YEAR	$678	$1,203

F5

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2009 and 2008

Dollars in thousands	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$112	$75
Income taxes paid	227	282

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclass of property and equipment to assets held for sale	$5,248	$844
Notes receivable issued for sale of property and equipment	-	1,760
Reclass of long-term investments to available-for-sale securities	-	1,000
Reclass of note receivable from other assets to notes receivable	1,200	-
Stock option compensation	108	518
Property and equipment included in accounts payable	5	488
Shares issued for severance liability	110	-
Reclass of accrued marketing commission to notes receivable	100	-
Reclass of notes receivable to other current assets / other assets	-	65
Reclass of notes receivable reserve to acquisition of business reserve	-	45
Shares surrendered in repayment of note receivable	22	-
Reclass of commission advances to notes receivable	-	21
Shares issued for restricted stock grant	4	5
Transfer of Class B common stock shares to Class A common stock shares	2	16

See accompanying notes to consolidated financial statements.

F6

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“ YTB ,” or the “ Company ”) has three wholly-owned subsidiaries: YTB Marketing, Inc. (formerly YourTravelBiz.com, Inc.) and its subsidiaries (collectively “ YTB Marketing ”); YTB Travel Network, Inc. and its subsidiaries (collectively “ YTB Travel ”); and YTB Franchise Services, Inc. (“ YTB Franchise ”).  The Company, together with its subsidiaries, is hereafter collectively referred to as the “Company” unless noted otherwise.  During the second quarter of 2009, as described in Note 17 – “Discontinued Operations,” the Company’s Board of Directors made a strategic decision to sell its subsidiary, REZconnect Technologies, Inc. (“ REZconnect ”), on June 30, 2009.

The Company markets and provides internet-based travel-related services and is also a full-service provider of travel products and services to the leisure and small business traveler and offers other general products and services to the consumer.  Each of the three aforementioned operating subsidiaries was formed to divide the Company’s operations into three basic divisions.

YTB Marketing establishes and sells Internet Business Centers (“ IBC ” or “ IBCs ”), formerly referred to as Internet Travel Centers or internet travel websites, and compensates its Independent Marketing Representatives (“ Reps ”) (independent contractors).  Reps sell IBCs through a direct sales model and are compensated via a multilevel marketing commission structure.  YTB Marketing conducts business through marketing, training and support of its Rep sales force which is responsible for marketing and selling IBCs to Site Owners, formerly known as Travel Site Owners (“ TSO ” or “ TSOs ”) or Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel provides customer access to the travel vendor, supports online booking transactions, supplies personal fulfillment services, collects travel commissions from vendors and pays travel sales commissions.  YTB Travel is the travel management subsidiary that processes travel sales from online vendors, processes and handles bookings (reservations) from IBCs, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through the Company’s IBCs. The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers.

YTB Franchise was formed in March 2009, to serve as the corporate entity to offer the proposed/contemplated franchise offerings in the future for the Company.  There has been no activity by YTB Franchise other than an initial capital contribution by YTB International, Inc. All intercompany transactions have been eliminated in consolidation.

The Company operates under various trade names, including “ZamZuu™,” “YourTravelBiz™,” “YTB Travel and Cruises™,” “Travel Network™,” “Global Travel Network™,” “YTB Travel Network ® ,” “Travel Network Vacation Central™,” “Vacation Central™” and “Sunrise Travel Services™,” as well as Internet websites “ZamZuu.com™,” “ZamZuu.biz™,” “YTB.com™,” “YourTravelBiz.com ® ,” “YTBnet.com™” and “Bookmytravel.com™.”  The Company provides services to customers located primarily in the United States, but also provides services to customers in Canada, Bermuda, and the Bahamas and maintains its corporate headquarters in the State of Illinois.

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

See Note 22 – “Subsequent Events” for a discussion of recent operational developments.

F7

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company follows accounting standards set by the Financial Accounting Standards Board (“ FASB ”) as well as rules promulgated by the Securities and Exchange Commission (the “ SEC ”).  The FASB sets generally accepted accounting principles (“ GAAP ”) that the Company follows to ensure its financial condition, results of operations, and cash flows are reported consistently.  Over the years, the FASB and other designated GAAP-setting bodies, have issued GAAP guidance in the form of Statements of Financial Accounting Standards (“ SFASs ”), FASB Interpretations, FASB Staff Positions (“ FSPs ”), Emerging Issues Task Force (“ EITF ”) consensuses on issues, Accounting Standards Executive Committee Statements of Position (“ SOPs ”), etc.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification™ (the “ Codification ”).  The Codification is the single source of authoritative United States GAAP (“ US GAAP ”) recognized by the FASB to be applied by nongovernmental entities.  In addition, rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The Codification does not change how the Company accounts for transactions or the nature of related required disclosures.  What the Codification changes is how the Company references guidance issued by the FASB.  Codification topics are referenced rather than SFAS 165, FSP 157-2, EITF 06-3, SOP 98-1, etc.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  Going forward, the FASB will not issue new standards in the form of SFASs, FSPs, or Interpretations.  Instead, the FASB will issue Accounting Standards Updates (“ ASUs ”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The references to GAAP have been updated in this Annual Report on Form 10-K to reflect the guidance in the Codification.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of YTB, and its wholly-owned subsidiaries, YTB Marketing, YTB Travel, and YTB Franchise and have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  All intercompany accounts and transactions are eliminated in consolidation.

Subsequent Events

In connection with the preparation of the consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through the date of issuance of the Company’s consolidated financial statements. See Note 22 - “Subsequent Events.”

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to, the determination of the estimated Site Owner life and average commissions per enrollment which impacts revenue recognition and related marketing commissions/bonuses, sales incentive accruals, impairment of goodwill and indefinite lived intangibles, realization of deferred tax assets, the recoverability of capitalized software development costs and long-lived assets, assumptions used in share-based payment transactions, and allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

F8

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Investments

In general, investments in certificates of deposit with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments.  Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

Investments designated as available-for-sale securities are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the consolidated statements of operations.

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

The Company reflects notes receivable with maturities of one year or less as a current asset in the consolidated balance sheet, net of the related reserve.  The Company includes notes receivable with maturities of greater than one year in other assets on the consolidated balance sheet.

Interest Receivable on Notes

The Company includes interest receivable on notes in other prepaid expenses and current assets in the consolidated balance sheet, net of the related reserve.  If the collection of interest on notes is not probable, a 100% reserve is established with a corresponding offset to bad debt expense, when the interest is accrued.  Bad debt expense is reversed if the interest payment is subsequently received.  Interest receivable is written off when the related note is deemed uncollectible.

F9

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  At times, cash in banks is in excess of the Federal Deposit Insurance Corporation (“ FDIC ”) insurance limit and the Canada Deposit Insurance Corporation for our Canadian operations.  The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Fair value of financial instruments

The Company determines the fair value of financial instruments in accordance with standards pertaining to fair value measurements.  Such standards define fair value and establish a framework for measuring fair value in GAAP.  Under fair value measurement accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date.  The Company reports the fair value of financial assets and liabilities based on the fair value hierarchy prescribed by accounting standards for fair value measurements, which prioritizes the inputs to valuation techniques used to measure fair value into three levels.  See Note 13 – “Fair Value Disclosures” for additional information on the Company fair value measurements.

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the consolidated balance sheet at cost, which approximates fair value due to the short-term nature of these instruments.  The Company considers amounts outstanding under debt agreements to approximate their fair value, based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

Inventory

Inventories are stated at lower of cost or market and consist of marketing sales aids, other printed marketing materials and apparel. Cost for all of the Company’s inventories is determined on a first-in, first-out (FIFO) basis. At the end of each reporting period, when required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.

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

F10

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Long-lived asset recoverability

Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed.  If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  See Note 7 – “Assets Held for Sale,” Note 8 – “Property and Equipment” and Note 9 – “Goodwill and Intangible Assets, Net” for further discussion regarding the impairment of long-lived assets.

The calculation of fair value requires multiple assumptions regarding our future operations to determine future cash flows, including but not limited to, sales volume, margin rates and discount rates. If different assumptions were used in the analysis, it is possible that the amount of the impairment charge may have been significantly different than what was recorded.

Goodwill and Intangible Assets, Net

Goodwill and other intangible assets with infinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist.  Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated period of benefit, ranging from one to 10 years. The Company has not historically incurred significant costs to renew or extend the term of recognized intangible assets.

As required by accounting standards, we perform annual goodwill and intangible impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit.  Any adverse change in these factors could have a significant impact on the fair value of a reporting unit and/or the recoverability of individual assets and could have a material impact on our consolidated financial statements.

Goodwill Impairment Assessments

The Company’s goodwill resides in multiple reporting units.  The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  The fair value of each reporting unit is estimated using the best information available through the use of different valuation techniques, including the income approach (2009) and/or market approach (both income and market approaches utilized in 2008).  Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions.  If there is no calculated fair value for a reporting unit, the goodwill is deemed fully impaired and written off.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill after allocating value to the Company’s tangible and intangible assets and liabilities as of the valuation date to the carrying value of the goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.  As a result of this evaluation, the Company recorded an impairment of $450,000 and $149,000, respectively, at December 31, 2009 and 2008.  Significant and unanticipated changes to these assumptions could require an additional provision for impairment in a future period.  See Note 9 – “Goodwill and Intangible Asset, Net” for further information regarding goodwill and related impairment charges recorded during fiscal 2009 and 2008.

Intangible Asset Impairment Assessments

Definite and indefinite-lived intangible assets are reviewed for impairment by comparing the carrying amount of each asset to the sum of undiscounted cash flows expected to be generated by the asset.  The Company considers both the market approach (2008) and income approach (2009) when testing intangible assets with indefinite lives for impairment on an annual basis or when a change in circumstances may indicate an impairment is present.  As a result of this evaluation, the Company recorded impairment charges totaling $2.2 million at December 31, 2009.  At December 31, 2008, no impairment was deemed necessary.  See Note 9 – “Goodwill and Intangible Asset, Net” for further information regarding intangible assets and related impairment charges recorded during fiscal 2009.

F11

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Revenue Recognition

IBC sales and monthly fees

The Company generates revenue from the sale of IBCs, and from providing training and ongoing license services to the new business owners of such IBCs, i.e. Site Owners. The recognition of all up-front fees received from new IBC sales is deferred and recognized as income over a twelve-month period, which is the weighted average Site Owner life.

Monthly web hosting fees are collected prior to the service being performed (the IBC remaining active) and are collected throughout a calendar month, based on the anniversary date of each Site Owner.  The proportion of the fees that are applicable to the next calendar month are deferred and recognized the following month when the services are provided.

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

Training programs and marketing materials revenue

Sales revenues from the sale of Rep and Site Owner sales aides and miscellaneous promotional and marketing materials are recognized when the related merchandise is shipped to the Rep or Site Owner. Sales revenues from training programs are recognized when the Rep or Site Owner has completed the related training course.

Other revenue

Sales revenues from convention attendance are recognized during the period in which the convention occurs.

F12

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

The Company excludes taxes collected from customers and remitted to governmental authorities from revenues and presents the taxes on a net basis in the consolidated statements of operations.

Expense recognition of commission costs

The Company capitalizes commission costs that are directly related to the origination of new IBC sales, monthly web hosting fees and travel sales and charges such costs to expense in proportion to the related revenue recognized.

Commission costs incurred directly related to the origination of new IBC sales are recognized over the same revenue deferral period of twelve months.

Commission costs related to monthly web hosting fees charged by the Company are capitalized and deferred.  Monthly web hosting fees are collected throughout a calendar month, based on the anniversary date of each Site Owner.  This fee is collected prior to the service being performed (the IBC remaining active).  The proportion of the revenue that is applicable to the next calendar month is deferred, along with the corresponding commission expense.

Travel commission costs are charged to expense when the related travel revenue is recognized, the period the travel departure takes place.

Marketing compensation plan

The Company offers a compensation plan to its Reps under an arrangement that pays the Reps direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each Rep’s personal and team IBC sales, or enrolled referrals. The “commission override” is comprised of a small portion of the monthly web hosting fee Site Owners pay to the Company which is paid to the Rep responsible for selling the IBC.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active IBCs, following the month earned. All commissions are earned by maintaining a minimum number of personal enrollments. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, over a period of twelve months, which is based upon the estimated Site Owner life. In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense was $2,000 in 2009 and $50,000 in 2008.

F13

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

The Company’s federal income tax returns for the tax years after 2003 remain subject to examination (2004 and 2005 remain open due to amended tax returns). The various states in which the Company is subject to income tax are generally open for the tax years after 2003. There are no federal, state or foreign income tax audits in process as of December 31, 2009.

Discontinued Operations

The Company reclassifies material results of operations that have been disposed or classified as held for sale during the period and gains or losses on disposal of these operations to discontinued operations.  In the second quarter of 2009, the Board of Directors of the Company approved the sale of REZconnect.  As such, REZconnect operations have been presented as discontinued operations for all periods presented.  See Note 17 – “Discontinued Operations” for additional information.

Share-based compensation

The Company measures compensation cost for all share-based awards at the fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The Company measures the fair value of restricted stock awards based on the number of shares granted and the quoted price of the Company’s common stock on the date of the grant as defined in the Codification.  The Company measures the fair value of stock options using the Black-Scholes valuation model. These fair values are recognized as compensation expense over the service period, net of estimated forfeitures.

Earnings Per Share

The Company uses the “two-class” method in computing earnings per share. Because both of the Company’s Class A Common Stock and Class B Common Stock share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

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

F14

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

New Accounting Guidance

Recently Adopted Accounting Guidance

Effective January 1, 2009, the Company adopted the authoritative guidance issued by the FASB that applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Adoption of the guidance had no impact on the Company's disclosures and no material impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

Effective January 1, 2009, the Company adopted the revised authoritative guidance on business combinations issued by the FASB for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The revised guidance will be effective for any future acquisitions made by the Company.  Adoption of the guidance had no impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

In April 2008, the FASB issued amended authoritative guidance on determining the useful life of intangible assets.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of the amended guidance is to improve the consistency between the useful life of a recognized asset and the period of expected cash flows used to measure the fair value of the asset. In addition, the amended guidance requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The amended guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company adopted the amended guidance on January 1, 2009. The adoption had no impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

In April 2009, the FASB issued authoritative guidance on interim disclosures about the fair value of financial instruments which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of the guidance as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted the guidance during the quarter ended June 30, 2009. The adoption had no impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairments for debt securities to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The guidance also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted the guidance during the quarter ended June 30, 2009.  The adoption had no impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

In April 2009, the FASB issued additional authoritative guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The additional guidance also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company adopted the guidance during the quarter ended June 30, 2009.  The adoption had no impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

F15

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with the guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted guidance in the second quarter of 2009 and the adoption did not have a material impact on its consolidated financial statements. In February 2010, the FASB amended this guidance concerning certain disclosure requirements.  This amended guidance was effective immediately and the Company’s adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance clarifying that previously issued guidance regarding the presentation of redeemable preferred stock in financial statements pertains to preferred stocks and other redeemable securities including common stock, derivative instruments, non-controlling interest, securities held by an employee stock ownership plan and share-based payment arrangements with employees.   The Company adopted this guidance during the quarter ended September 30, 2009. The adoption of this guidance had no impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

In August 2009, the FASB issued guidance to provide clarification concerning fair value measurements and disclosures for liabilities and, in particular, for circumstances in which a quoted price in an active market for an identical liability is not available.  For the Company, this guidance was effective October 1, 2009.  The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The Company adopted this guidance during the quarter ended December 31, 2009.  The adoption of this guidance had no impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

F16

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

In June 2009, the FASB issued amended guidance on the consolidation of variable interest entities which requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“ VIE ”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, the amended guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company is currently evaluating this new statement.

F17

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

In October 2009, the FASB issued guidance concerning multiple-deliverable arrangements which would enable vendors to account for products and services separately rather than as a combined unit.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In October 2009, the FASB issued guidance amending the accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  We currently have no plans to issue convertible debt and, therefore, do not expect the update to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance requiring new disclosures and clarifying existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, the amendments now require a reporting entity to:

•	Disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	Present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.

In addition, the guidance clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity is to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company will adopt the revised disclosure requirements during the first quarter of 2010.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

F18

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 3 - NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock.  Shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time, on a one-for-one basis.  Shares of Class B Common Stock automatically convert into shares of Class A Common Stock upon sale or other disposition (except for transfers among related entities, transfers to trusts for the benefit of the transferring holder of the Class B Common Stock, bona fide pledges under financing arrangements and similar transfers).  Each holder of shares of Class A Common Stock shall be entitled to one-tenth (1/10) vote for each share of Class A Common Stock held and each holder of shares of Class B Common Stock shall be entitled to one vote for each share of Class B Common Stock held.  Each share of Class A Common Stock and each share of Class B Common Stock are equal with respect to the right to receive dividends declared by the Company’s Board of Directors in its discretion from time to time from funds legally available therefore, whether in cash, stock or property.  The Company has computed the earnings per share using the “two-class” method.  Because both classes share the same rights with respect to dividends, basic and diluted earnings per share are the same for both classes.

F19

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Basic earnings (loss) per share is computed based on the weighted average number of common shares (both Class A and Class B) outstanding for the period. Diluted earnings (loss) per share is computed based on the weighted average number of common shares (both Class A and Class B) and potentially dilutive common equivalent shares (both Class A and Class B) outstanding for the period, based on the treasury stock method. A reconciliation of basic and diluted earnings (loss) for the years ended December 31, 2009 and 2008 is presented in the table below:

Dollars in thousands, except share and per share data	2009	2008

Numerator:
Loss from continuing operations	$(6,779)	$(3,713)
Loss from discontinued operations	(3,079)	(762)

Net loss	(9,858)	(4,475)

Denominator:
Weighted average common shares and denominator for basic calculation:	106,823,299	103,280,897

Weighted average effects of dilutive equity based compensation awards:
Stock options	-	-
Stock warrants	-	-
Restricted stock awards	-	-

Denominator for diluted calculation	106,823,299	103,280,897

Loss per share from continuing operations - basic*	$(0.06)	$(0.04)
Loss per share from discontinued operations - basic*	$(0.03)	$(0.01)
Net loss per share - basic*	$(0.09)	$(0.04)

Loss per share from continuing operations - diluted*	$(0.06)	$(0.04)
Loss per share from discontinued operations - diluted*	$(0.03)	$(0.01)
Net loss per share - diluted*	$(0.09)	$(0.04)

* For Class A and Class B

An aggregate of 3,828,314 shares (of both Class A Common Stock and Class B Common Stock) for the year ended December 31, 2008 was excluded from the computation of diluted earnings per share as the inclusion of such shares would have had an anti-dilutive effect.  There were no shares excluded in the diluted calculation for the year ended December 31, 2009 due to the decline in the Company’s average stock price during this period.

F20

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 4 - RESTRICTED CASH

Restricted cash as of December 31, 2009 and 2008 was $2.6 million and $1.7 million, respectively, primarily representing reserves with the Company’s domestic credit card processors of $2.6 million and $1.6 million, respectively, and $27,000 and $97,000, respectively, of reserves with an additional credit card processor used for the Company’s Canadian operations.

On March 23, 2009, the Company’s primary domestic credit card processor (the “ processor ”) increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million.  Subsequently on May 29, 2009, the processor agreed to discontinue withholding additional reserves once a $2.7 million balance was attained.  As of the end of the second quarter of 2009, the full amount of the $2.7 million reserve requirement was funded.  On December 18, 2009, the processor released $250,000 of restricted funds to the Company.

NOTE 5 - NOTES RECEIVABLE

Included in notes receivable are notes issued to certain Reps that bear interest at rates that approximate current market interest rates and have terms of one year or less.  The terms of many of the Rep notes have been extended beyond the original terms.  The notes are primarily guaranteed by Sales Directors with at least 2,000 people or more in their organization, against future earnings of those Sales Directors.  As of December 31, 2009 and 2008, reserves of $0 and $562,000, respectively, have been recorded against the respective note balances of $24,000 and $622,000.  The following table provides a summary of the notes receivable reserve activity for the years ended December 31, 2009 and 2008:

Dollars in thousands
	2009	2008

Reserve, beginning of year	$562	$-
(Reversal) addition charged to expense	(100)	562
Write-offs	(371)
Recoveries	(91)	-
Reserve, end of year	$-	$562

F21

Additional Notes Receivable

9.9 Acres of Land.   Also included in notes receivable as of December 31, 2009 and 2008 is a non-interest bearing note received as proceeds for the sale of land on November 24, 2008.  The Company did not impute interest on the note as it was not material.  Principal under the note, collateralized by the related land sold, was due and payable March 24, 2009 (the “Maturity Date”).  The Company recorded a deferred gain in 2008 on the sale of land based upon the percentage of total profit to total sales value, and included the deferred gain as a reduction of the related note receivable. See Note 20 – “Real Estate Transactions.”  On May 6, 2009, the Company initiated foreclosure proceedings under the terms of the promissory note and mortgage.  On June 2, 2009, a notice of foreclosure was recorded against the land.

Under the terms of the note, interest at the rate of 1.5% per month shall accrue from the Maturity Date until fully paid.  Due to the uncertainty associated with the collection of interest, the Company wrote off the interest receivable of $45,000 as of December 31, 2009.

On November 3, 2009, the Company entered into a settlement and release agreement (the “ Settlement Agreement ”) with a principal of the original buyer (the “ New Buyer ”) in which the New Buyer agreed to purchase the mortgage and related note from the Company.  A payment of $28,000 was paid upon execution of the Settlement Agreement, consisting of $25,000 in principal and $3,000 in interest, resulting in the recognition of $5,000 of the deferred gain.   The remaining principal amount of $475,000 will be paid upon sale or exchange of any parcel of the secured property or within sixty (60) days of the New Buyer receiving approval of the designation of an enterprise zone for the property.

If the New Buyer’s zoning designation is denied, any party to the Settlement Agreement can cause the New Buyer to pay to the Company $75,000 for termination and cancellation of the Settlement Agreement.  Upon termination under these circumstances, the New Buyer may initiate negotiations with the Company regarding the remaining amount due under the note, and the Company shall retain its interest in the note, mortgage and foreclosure action and be able to proceed with all rights under these agreements.

Under the terms of the Settlement Agreement, interest at the rate of 8% per annum shall accrue from October 1, 2009 until all interest and principal are paid in full.  The Company recognized interest income of $3,000 for the year ended December 31, 2009 for the interest portion of the payment received upon the execution of the Settlement Agreement.

As of December 31, 2009 and 2008, the balance of the note is $475,000 and $500,000, respectively, and the balance of the offsetting deferred gain is $97,000 and $102,000, respectively.

Administrative Facility.   In addition, included in notes receivable as of December 31, 2009 and other assets as of December 31, 2008 is a $1.2 million 8% note received as proceeds for the sale of property and equipment on December 16, 2008.  Interest only payments of $8,000 were received monthly beginning January 16, 2009.  The principal of $1.2 million along with the final interest payment of $8,000 is due June 16, 2010.  The note is collateralized by the related property sold.  See Note 20 – “Real Estate Transactions” and Note 22 – “Subsequent Events.”

F22

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 6 – INVENTORY

Inventory, net of reserves, consists of the following materials available for sale to Reps as of December 31, 2009 and 2008:

Dollars in thousands	2009	2008

Audio / video marketing	$29	$4
Printed marketing materials	78	931
Apparel	18	400

Inventory, net	$125	$1,335

The Company recorded a net reserve against slow-moving and obsolete magazines, audio/video and printed marketing materials of $724,000 and $3.0 million for the years ended December 31, 2009 and 2008, respectively.  The following table provides a summary of the inventory reserve activity for the years ended December 31, 2009 and 2008:

Dollars in thousands	2009	2008

Reserve, beginning of year	$3,024	$-
Additional reserve	1,007	3,024
Recoveries	(283)	-
Disposals	(2,747)	-
Reserve, end of year	$1,001	$3,024

F23

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 7 – ASSETS HELD FOR SALE

On February 29, 2008, the Company acquired a business jet for the purchase price of $1.3 million.  The Company utilized the jet for the transport of its employees, officers, directors, business guests, and property for business-related purposes.  The Company determined the useful life of the jet to be seven years.

In August 2008, the Company made the decision to sell the jet within the next 12 months for an amount expected to be less than its current carrying amount and recorded a pre-tax impairment loss of $366,000 (which includes $56,000 in selling costs) to write down the jet to its estimated realizable value less costs to sell of $844,000.  On January 12, 2009, the Company sold the business jet for net proceeds of $872,000.  In addition, the Company incurred costs of $28,000 to prepare the jet for sale.  The Company reclassified it to assets held for sale on the Company’s consolidated balance sheet as of December 31, 2008 in the parent segment.  The Company ceased depreciating the jet at the time it was classified as held for sale.  Depreciation for the year ended December 31, 2008 was $90,000, which is included in total depreciation and amortization expense.

During the fourth quarter of 2009, the Company made the decision to sell its corporate headquarters property within the next 12 months in a proposed sale-leaseback transaction, selling the entire land and building and leasing back the portion of the land and building used in operations.  The Company recorded a pre-tax impairment loss of $3.9 million on the portion of the land and building not used in operations to write down the carrying value to its estimated realizable value less costs to sell of $5.2 million and reclassified it to assets held for sale on the Company’s consolidated balance sheet as of December 31, 2009 in the parent segment.  The estimated realizable value was based upon evaluation of appraisals received.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consists of the following:

Dollars in thousands	2009	2008
Equipment	$2,713	$3,131
Furniture and fixtures	710	751
Capitalized software	3,163	5,296
Vehicles	64	64
Buildings and improvements	2,767	4,216
Land	2,311	3,341
Construction in progress and deposits	-	6,676
Leasehold improvements	115	142
	11,843	23,617
Less: Accumulated depreciation	(5,411)	(4,889)

Property and equipment, net	$6,432	$18,728

Total depreciation and amortization expense on property and equipment was $2.6 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, capitalized software development costs, net of accumulated amortization, totaled $257,000 and $507,000, respectively. For the years ended December 31, 2009 and 2008, the Company recorded amortization of capitalized software development costs of $250,000 and $198,000, respectively, which is included in total depreciation and amortization expense above.

F24

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On February 1, 2008, SAP®, the Company’s new enterprise resource planning software application, was implemented. The cost of approximately $1.7 million, $987,000 of which was included in assets under construction as of December 31, 2007, was recorded as an addition to software during 2008. Cost, net of accumulated amortization was $678,000 and $1.3 million as of December 31, 2009 and 2008, respectively. Depreciation for the years ended December 31, 2009 and 2008 was $573,000 and $491,000, respectively, and is included in total depreciation and amortization expense above.

The Company capitalized interest related to its ongoing construction of its new corporate headquarters in Wood River, Illinois of $110,000 for the year ended December 31, 2008. During January 2009, construction on the new corporate headquarters was suspended.

During 2009, the Company recorded pre-tax impairment charges of $4.5 million consisting of a $3.9 million impairment of the Company’s headquarters land and building and $564,000 of purchased software that was no longer used in operations. See Note 7 – “Assets Held for Sale” for a discussion of the headquarters land and building.

During 2008, the Company recorded pre-tax impairment charges of $366,000 to write down the Company’s business jet to its estimated realizable value less costs to sell. See Note 7 – “Assets Held for Sale.”

F25

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the components of the Company ’ s intangible assets as of December 31, 2009 and 2008:

Dollars in thousands	2009				2008
		Accumulated				Accumulated
	Cost	Amortization	Impairment	Net	Cost	Amortization	Net
Amortized intangible assets (1)
Non-compete agreement	$360	$261	$99	$-	$360	$209	$151
Site owner agreements	56	56	-	-	690	690	-
Vendor agreements	220	111	109	-	220	89	131
Total amortized intangible assets	636	428	208	-	1,270	988	282

Unamortized intangible assets
Trade and domain names	2,040	-	2,040	-	2,040	-	2,040
Total unamortized intangible assets	2,040	-	2,040	-	2,040	-	2,040

Total	$2,676	$428	$2,248	$-	$3,310	$988	$2,322

(1)	The estimated useful lives of non-compete agreements, Site Owner agreements and vendor agreements are seven years, one year and 10 years respectively.

The Company recorded aggregate amortization expense of $74,000 and $73,000 for the years ended December 31, 2009 and 2008, respectively.  There is no estimated amortization expense for subsequent years as the intangible assets are either fully amortized or fully impaired as of December 31, 2009.

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method.

Changes in the carrying amount of goodwill by segment during 2008 and 2009 are as follows:

Dollars in thousands	Marketing	Travel	Parent	Total

Balance as of January 1, 2008	$2,529	$450	$-	$2,979
Acquisition of Sunrise Travel Service	-	-	149	149
Impairment of Sunrise Travel Service	-	-	(149)	(149)
Balance as of December 31, 2008	$2,529	$450	$-	$2,979
Impairment of Travel goodwill	-	(450)	-	(450)
Balance as of December 31, 2009	$2,529	$-	$-	$2,529

In accordance with accounting standards for goodwill and other intangible assets, goodwill is not amortized but requires testing for potential impairment, at a minimum on an annual basis, or when indications of impairment exist.  The impairment test for goodwill utilizes a fair value approach.  The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indications exist, and consist of a comparison of the fair value of the intangible asset with its carrying amount.  Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.  The Company has elected to perform the annual impairment test on goodwill and intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing.

F26

Impairment Assessments

Goodwill

During the fourth quarters of 2009 and 2008, the Company completed the annual impairment test of goodwill.  The goodwill impairment test involves a two-step process as described in the “Summary of Significant Accounting Policies” in Note 2 above.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.

As a result of the evaluation in 2008, goodwill of the Company’s subsidiary Sunrise Travel (purchased in 2008) with a carrying amount of $149,000 was written down to its fair market value of $0, resulting in an impairment charge of $149,000, which was included in earnings for the year ended December 31, 2008.

As part of our December 31, 2009 assessment, the Company identified the following reporting units:  Marketing, Travel, ZamZuu (became operational in 2010 – launched in January 2010), and Parent.  The Company considered ZamZuu because costs were incurred during the fourth quarter of 2009 towards its development.  Prior to any assessed impairment, goodwill of $2.5 million and $450,000, respectively, resided in Marketing and Travel (synonymous with our operating segments as of December 31, 2009).  Marketing and Travel were the only units in existence in the year that the original goodwill was recorded.

The first step in the assessment process is a comparison of each reporting unit’s fair value to its carrying value.  Certain assets not previously allocated to the reporting units were allocated based on sales.  The assets and liabilities remaining at the Parent level consisted of the fair value of our headquarters property held for sale and not used in operations, non-operating land, the mortgage attributable to the headquarters property not used in operations and legacy liabilities attributable to discontinued operations.

The Company estimated the fair value of the reporting units using a discounted cash flow model (“ DCF ”) of the income approach.  The Company received assistance from consultants who were experts in the area of business, goodwill, intangible asset and long-lived asset valuations.  The Company concluded that the use of only the discounted cash flow approach was appropriate due to the lack of suitable companies from which to develop a market multiples approach.  The DCF approach uses a reporting unit’s projection of estimated cash flows that is discounted using a weighted-average cost of capital reflecting current market conditions.  The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and capital expenditures.  Other significant estimates and assumptions include terminal value growth rates and changes in future working capital requirements.  The projections used in the discounted cash flow approach were based on the Company’s most likely forecast of 2010 results.  As the Company had not previously prepared a complete forecast for the periods subsequent to 2010, reasonable assumptions were made to forecast the expected future cash flows in the subsequent periods.

The fair values as determined by the discounted cash flows for the Marketing and Travel units were compared to the recorded book value of each reporting unit.  For Marketing, the fair value of equity attributable to that reporting unit exceeded the recorded book value.  Accordingly, Step 2 was not required and the recorded value of goodwill attributable to the Marketing unit was considered unimpaired.  The Company determined that the Travel unit had no calculated fair value.  Accordingly, the Company determined that Step 2 testing was not necessary as the goodwill of $450,000 attributable to the Travel unit was considered fully impaired and written off.

F27

Intangible Assets

Definite-Lived Intangible Assets

Non-compete agreements.   The results of the cash flow analysis performed related to these agreements indicated that the agreements had no remaining value and the balance as of December 31, 2009 of $99,000 was considered impaired and written off.

Site owner agreements.   This asset is fully amortized as of December 31, 2009.  However, the Company determined that the prorate portion of the asset related to those site owners no longer with the Company should be written off.  Accordingly, a reduction in cost and related accumulated amortization of $634,000 was recorded as of December 31, 2009.

Vendor agreements.   Due to a change in the terms of these agreements and the Company’s forecasted revenues, the Company determined that any future benefit from these agreements was unlikely.  Accordingly, the remaining balance of $109,000 was considered impaired and written off at December 31, 2009.

Indefinite-Lived Intangible Assets

Trade and Domain Names.   Prior to any impairment, the Trade and Domain Name intangible resided in the Marketing unit.  During the fourth quarter of 2009, the Company was making plans to launch a new business model, ZamZuu, in early January 2010.  As part of that process, the legal entity, YTB Marketing, Inc. was renamed ZamZuu, Inc.  The trade and domain names associated with YTB Marketing, Inc. would no longer be used and therefore were considered worthless as of December 31, 2009.  The Company concluded that based on the planned discontinuance of the YTB Marketing/yourtravelbiz.com trade and domain names effective the first part of January 2010, future cash flows generated by this asset, which would be $0, did not support its value.  In addition, due to recent negative publicity associated with these trade and domain names, the Company concluded that they would also have no value to market participants.  Accordingly, at December 31, 2009, the entire recorded value was written off by recording a $2.0 million impairment charge.
F28

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 10 - ACCRUED EXPENSES

Accrued expenses on the consolidated balance sheets consist of the following as of December 31, 2009 and 2008:

Dollars in thousands	2009	2008

Marketing commissions	$1,874	$2,797
Travel commissions	866	1,811
Severance	945	570
Other accrued expenses	1,479	2,537
	$5,164	$7,715

Sales Director Bonus Plan.  The share-based Sales Director bonus plan (the “ 2007 Sales Director Bonus Plan ”) is a bonus plan under which achievement-based unit awards are granted on a semi-annual basis to Sales Directors who excel in their performance on behalf of the Company and its wholly owned operating subsidiaries.  Awards are made in the form of company stock.  Bonus expense, net of forfeitures, included in marketing commissions expense for the year ended December 31, 2008 was $422,000. A bonus credit of $271,000, due to the forfeiture of previously issued awards, was included in marketing commissions expense for the year ended December 31, 2009.  Accrued marketing commissions under this plan as of December 31, 2009 and 2008 totaled $73,000 and $452,000, respectively.  See Note 14 – “Share-Based Payments” for additional information.

F29

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Benefit Plans.  The Company maintains a 401(k) benefit plan for its United States’ employees.  Substantially all U.S. employees are eligible to elect coverage under the plan which provides for Company matching contributions based on employee contributions up to certain plan limits.  In addition, discretionary contributions are made by the Company and are dependent on the length of service of each employee.  The Company’s expense associated with the matching and discretionary components of the plan for the years ended December 31, 2009 and 2008 was $299,000 and $322,000, respectively, and is included in the accompanying consolidated statements of operations in general and administrative expense.

NOTE 11 - FINANCING ARRANGEMENTS

Short-Term Debt

On July 26, 2006, the Company purchased 12 acres of land which included a 100,000 square foot building (the “ Property ”) for $2.5 million to house its new corporate headquarters in Wood River, Illinois. The Company financed the purchase of the Property by issuing a note (the “ Note ”) in the amount of $2.5 million bearing interest at a rate of Prime less 0.50%, floating daily, from Meridian Bank, a local bank controlled by two of our directors. The Note required interest only monthly payments for the first two years of the Note after which the entire principal was to be paid or the Note was to be refinanced. The Note was collateralized by the first mortgage on the Property and a $500,000 Certificate of Deposit. The Certificate of Deposit was released on January 8, 2008, after the Company made $625,000 of improvements to the Property, but it was used by the Company to reduce the principal amount owed under the Note. On July 26, 2008, the Company renewed the Note for the principal sum of $2.0 million, the outstanding balance as of that date (the “ Note Renewal ”).  The Note Renewal bore interest at the rate of Prime plus 1.0%, floating daily, and was collateralized by the first mortgage on the Property.  Principal and interest payments of $14,000 were due monthly based upon a 20-year amortization for the first year of the Note after which the entire principal was to be paid or the Note was to be refinanced.

On October 10, 2008, Meridian Bank was closed by the Illinois Department of Financial and Professional Regulation, Division of Banking.  Subsequently the FDIC was named Receiver.  The terms of the Company’s Note did not change under the terms of the loan contract because they were contractually agreed to in the promissory note with the failed institution.

On February 13, 2009, an unrelated third party, FirstCity Servicing Corporation as Servicer for FH Partners LLC (“ FH Partners ”), Owner, purchased the Note Renewal.  The terms of the Note Renewal did not change as a result of the purchase.

On July 26, 2009, the $1.9 million balloon payment on the Note Renewal came due.  On September 29, 2009, the Company executed a Loan Modification, Renewal, and Extension Agreement (the “ Agreement ”) effective July 26, 2009, with FH Partners.  The Agreement renews the note executed by the Company in connection with the Loan and the Note Renewal in the new amount of $1.9 million (the “ Note ”) and extends the maturity of the Note Renewal and Loan to April 30, 2010.  The amount due under the Note bears interest at a rate of 8% annually. A principal installment in the amount of $300,000 was due and payable on September 30, 2009, which the Company paid timely. A second additional principal installment in the amount of $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010.  To date, the Company has not made the $200,000 payment.  FH Partners has not given the Company notice of its intention to accelerate the debt as a result of the Company’s failure to make the $200,000 payment that was due January 31, 2010.  In the event of default, as defined in the Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the Note due and payable.  All other terms of the Note Renewal and the Loan, including the representations and warranties, remain unchanged.

F30

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

In connection with the execution of the Agreement, the Company granted FH Partners a mortgage on approximately nine acres of unencumbered raw land adjacent to the Company’s headquarters (the “ Property ”) as additional security for the Note, as evidenced by a Mortgage executed by the Company on September 29, 2009 (the “ Mortgage ”).  The carrying value of the Property as of December 31, 2009 is $1.0 million. Under the Mortgage, the Company assigned and conveyed to FH Partners all rights, title and interest in existing or future leases for use of the Property and all rents and profits that pertain to the use of the Property.  In the event of default, as defined in the Mortgage, FH Partners has the right to foreclose on the Property and take possession or declare all payments immediately due and payable.

The outstanding balance of the Note as of December 31, 2009 was $1.6 million and the outstanding balance of the Note Renewal as of December 31, 2008 was $2.0 million.  See Note 16 – “Related Party Transactions” for additional information.

Long-Term Debt

On January 11, 2002, as a result of a decrease in demand for travel related services due to the events of September 11, 2001, the Company borrowed $324,000 from the United States Small Business Administration (“ SBA ”) under its disaster relief program. Payments were to have initially commenced in January 2003. However, the SBA extended the commencement date into November 2003. The loan was repayable via a monthly installment of $3,000, including interest at 4% per annum, through October 2017. The loan was guaranteed by the President of the REZconnect subsidiary. On December 27, 2006, the Company, upon approval from its Board of Directors, guaranteed the debt, thereby allowing for the release of the guarantee by the President of the REZconnect subsidiary.  The loan was paid off during the fourth quarter of 2008.

NOTE 1 2 – BUSINESS COMBINATIONS

Proposed Business Acquisition

On November 28, 2007, the Company signed a letter of intent and made a deposit of $311,000 in connection with a proposed acquisition of a business.  During 2008, the Company reached an agreement on the termination of the proposed acquisition and wrote off the deposit.

Acquisition of Travel Agency for Canadian Operations

On February 8, 2008, the Company completed the acquisition of the assets of Sunrise Travel Service (“ Sunrise ”), a travel agency located in Ontario, Canada, for $149,000.  As there were no material identifiable assets in Sunrise, the purchase price was recorded to goodwill in the first quarter of 2008.  During the fourth quarter of 2008, the Company reassessed the value of the goodwill recorded for this purchase and determined it to have no value given current economic conditions.  The acquisition is expected to provide the Company with additional markets as part of its new Canadian operations: leisure, honeymoon, and corporate travel.  However, due to losses from operations and uncertainties surrounding the current global economic downturn, the Company recorded an impairment of $149,000 during the fourth quarter of 2008 to write off the goodwill previously recorded.  Travel commission revenues generated by Sunrise totaled $110,000 and $105,000 for the years ended December 31, 2009 and 2008, respectively.

F31

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 13 – FAIR VALUE DISCLOSURES

Fair Value Measurements

The Company determines the fair value of financial assets and liabilities based on the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 inputs —unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2 inputs —inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs —unobservable inputs for the asset or liability.

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the consolidated balance sheet at cost, which approximates fair value due to the short-term nature of these instruments.  The Company considers amounts outstanding under debt agreements to approximate their fair value, based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.  The Company has no other financial assets or liabilities required to be reported at fair value as of December 31, 2009 or 2008.

Assets Measured at Fair Value on a Recurring Basis

As of December 31, 2009 and 2008, the Company has no assets carried at fair value on a recurring basis.

Assets Measured at Fair Value on a Nonrecurring Basis

Dollars in thousands		Fair Value Measurements Using
Description	Year Ended December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

2008:
Long-lived assets held for sale	$844	$-	$844	$-	$(366)
Goodwill	-	-	-	-	(149)

Total	$844	$-	$844	$-	$(515)

2009:
Long-lived assets held and used	$-	$-	$-	$-	$(564)
Long-lived assets held for sale	5,248	-	-	5,248	(3,907)
Definite-lived intangible assets	-	-	-	-	(208)
Indefinite-lived intangible asset	-	-	-	-	(2,040)
Goodwill	-	-	-	-	(450)

Total	$5,248	$-	$-	$5,248	$(7,169)

During 2008, in accordance with the authoritative guidance on the Impairment or Disposal of Long-Lived Assets, long-lived assets held for sale with a carrying amount of $1.2 million were written down to their fair value less cost to sell of $844,000, resulting in an impairment charge of $366,00.  In accordance with the authoritative guidance on Intangibles – Goodwill and Other, goodwill with a carrying amount of $149,000 was written down to its implied fair value of $0, resulting in an impairment charge of $149,000.  These impairment charges were included in earnings for the period ended December 31, 2008.

F32

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

During 2009, in accordance with the authoritative guidance on the Impairment or Disposal of Long-Lived Assets, long-lived assets held and used with a carrying amount of $564,000 were written down to their fair value of $0, resulting in an impairment charge of $564,000.  Also in accordance with the authoritative guidance on the Impairment or Disposal of Long-Lived Assets, long-lived assets held for sale with a carrying amount of $9.1 million were written down to their fair value of $5.2 million, resulting in an impairment charge of $3.9 million.  In accordance with the authoritative guidance on Intangibles – Goodwill and Other, impairment charges were recorded on definite-lived intangibles, indefinite-lived intangibles and goodwill:  definite-lived intangible assets with a carrying amount of $208,000 were written down to their fair value of $0, resulting in an impairment charge of $208,000; indefinite-lived intangible assets with a carrying amount of $2.0 million were written down to their fair value of $0, resulting in an impairment charge of $2.0 million; and goodwill with a carrying amount of $450,000 was written down to its implied fair value of $0, resulting in an impairment charge of $450,000.  These impairment charges were included in earnings for the period ended December 31, 2009.

NOTE 14 - SHARE-BASED PAYMENTS

As of December 31, 2009, the Company had a share-based employee compensation plan, a share-based Sales Director bonus plan and a TSO Stock Purchase Plan (the “ TSO SPP ”).

2004 Stock Option and Restricted Stock Plan .

On September 22, 2008, the Company’s Board of Directors approved a new incentive compensation program that specifically would incentivize known leaders in the network marketing business to enlist 10,000 Reps in a one-year period.  The program was adopted under the 2004 Plan and would be achieved with the issuance of nonqualified stock options under the 2004 Plan.  There were no awards granted under this new program as of December 31, 2009.

Stock Options

The Company’s share-based employee compensation plan, the 2004 Stock Option and Restricted Stock Plan (the “ 2004 Plan ”) was approved by the Company’s stockholders in December 2004. The 2004 Plan is administered by the compensation committee of the Company’s Board of Directors which determines the employees, officers, directors and consultants subject to receive awards and the terms and conditions of these awards. The purpose of the 2004 Plan is to make available to the Company’s key employees and directors certain compensatory arrangements related to the growth in the value of the Company’s stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and prosperity; and align in general the interests of the Company’s employees and directors with the interest of its stockholders.  The 2004 Plan authorizes 15,000,000 shares of common stock for issuance. All restricted stock awards and all shares of stock issuable upon exercise of options under the 2004 plan shall consist of Class A Common Stock. As of December 31, 2009, 3,655,382 shares of Class A Common Stock remain available for future grants under the 2004 Plan.

On April 24, 2006, the Company’s Board of Directors granted 750,000 options under the 2004 Plan to certain employees, members of the Board of Directors and two outside consultants, 75,000 and 150,000 of which were unexercised and forfeited during 2006 and 2009, respectively. These stock options vest in equal increments on the anniversary date over the next five years following the grant and expire six years from the date of grant. After the stock option award was granted, the Board of Directors modified the stock option award to add a sixth year to the term and such options were re-valued. The modification did not materially impact the value of the awards. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: risk-free interest rate of 4.90%; expected life of 6.0 years; dividend yield of 0% and expected volatility of 75%. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Expected volatility is based on analysis of historical volatilities of companies which are considered YTB’s peer group.

F33

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

On June 16, 2008, the Company’s Board of Directors granted incentive and non-qualified stock options to purchase 279,640 and 120,360 shares, respectively, of the Company’s Class A Common Stock to two employees of the Company.  One hundred thousand of the incentive stock options were unexercised and forfeited during 2009.  These stock options vest in three equal installments, the first of which vests on the grant date and the remaining on the next two anniversaries thereof and expire three years from the date of grant.  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for these grants: risk-free interest rate of 3.02%; expected life of 2.0 years; dividend yield of 0% and expected volatility of 127.92%.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant.

On October 15, 2007, the Company’s Board of Directors approved an Employee Stock Option Program (the “ Program ”) as a means of providing equity incentive awards pursuant to the 2004 Plan to qualifying employees of the Company who achieve a certain duration of service for the Company.  Implementation of the Program was delayed until 2009.  On June 30, 2009, the Company’s Board of Directors granted incentive stock options to purchase 925,000 shares of the Company’s Class A Common Stock to eligible employees of the Company under the Program, 40,000 of which were unexercised and forfeited during 2009.  These stock options vest immediately on the date of grant and expire five years from the date of grant.  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for these grants: risk-free interest rate of 1.38%; expected life of 2.5 years; dividend yield of 0% and expected volatility of 126.82%.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant.

F34

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company recognized $255,000 and $407,000 in compensation expense for stock options granted under the 2004 Plan for the years ended December 31, 2009 and 2008, respectively.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the share-based compensation expense could be significantly different than what was recorded in the current period.  Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of December 31, 2009 and 2008 is $201,000 and $459,000, respectively.

Restricted Stock Awards

Effective as of April 25, 2008, pursuant to its authority under its charter, the Compensation Committee of the Company’s Board of Directors approved a new policy that governs the compensation of the non-employee members of the Company’s Board of Directors (“ Compensation Policy ”).  Under the Compensation Policy, each non-employee director will receive (i) a one-time restricted stock award valued at $40,000 (“ At Election Award ”) upon election to the Company’s Board of Directors and (ii) annual compensation, consisting of (A) $30,000 cash and (B) a restricted stock award valued at $30,000 (“ Annual Award ”). In the case of the Company’s then current non-employee directors, which did not include the two newest members of the Company’s Board of Directors, in addition to the At Election Award (since the Company did not provide compensation for their agreement to serve), they also received a one-time catch-up restricted stock award (“ Catch-up Award ”) valued at between $81,000 and $163,000, depending upon length of service. This Catch-up Award compensated those then existing non-employee directors for their service on the Company’s Board of Directors for the entire period of time during which the Company lacked a market-level non-employee director compensation policy.

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

On May 23, 2008, the Company’s Board of Directors granted restricted stock awards as part of three separate grants - the At Election Award, the Annual Award and the Catch-up Award, totaling 812,206 shares of the Company’s Class A Common Stock - to its non-employee directors pursuant to the new policy referred to above, of which 293,908 and 116,466  shares were forfeited in 2009 and 2008, respectively.  The At Election Award consisted of 195,128 shares which vest over a period of four years beginning on the first grant date anniversary; the Annual Award consisted of 109,758 shares which vested entirely on the first anniversary of the grant date; and the Catch-up Award consisted of 507,320 shares, half of which vested in six months and the remainder vested one year later.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the grant date, the number of shares issued, and an estimate of shares that will not vest due to forfeitures.

On May 29, 2009, the Company’s Board of Directors granted the 2009 annual Board of Directors restricted stock award under the Company’s non-employee director compensation policy to four members of the Company’s Board of Directors.  Each award consisted of the calculated number of shares of the Company’s Class A Common Stock valued at $30,000 on the grant date, which represented the annual compensation under the policy.  The 800,000 shares granted, of which 400,000 shares were forfeited in 2009, vest entirely on the first anniversary of the grant date.  The cost of the award included an estimate of shares that will not vest due to forfeitures.

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

F35

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company calculated the number of shares issued under the non-employee director restricted stock grants by using the total amount of compensation to be received under the Compensation Policy divided by the fair market value of the Company’s Class A Common Stock on the grant date.  The Company will recognize amortization of the fair value of the awards over the vesting period of each award.  The effect of estimated forfeitures was insignificant in the calculation of the amortization.

On February 11, 2008, the Company’s Board of Directors granted restricted stock awards to each of two Site Owners of the Company for prior provision of services.  The first Site Owner accepted the award on July 11, 2008 (the “ Measurement Date One ”).  The second Site Owner accepted the award on October 14, 2008 (the “ Measurement Date Two ”).  The awards each consisted of 150,000 shares of the Company’s Class A Common Stock of which 50,000 shares vested immediately on the Measurement Date One and the Measurement Date Two, respectively, and 100,000 shares which vest equally on the first and second anniversaries of the Measurement Date One and the Measurement Date Two, respectively.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the Measurement Date One and the Measurement Date Two, respectively, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The effect of estimated forfeitures was insignificant in the calculation of the amortization.

On January 26, 2009 (the “ Grant Date ”), the Company’s Board of Directors approved the issuance of restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “ 2009 Replacement Awards ”).  The Sales Directors were notified of the 2009 Replacement Awards on February 13, 2009 (the “ Measurement Date ”).  The 2009 Replacement Awards consisted of 1,235,846 shares of the Company’s Class A Common Stock and 2,015,328 of the Company’s Class B Common Stock of which 50% vested on the Grant Date and 50% will vest on the first anniversary of the Grant Date. During 2009, 221,208 of the Company’s Class A restricted stock and 347,179 of the Company’s Class B restricted stock were forfeited. The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the Measurement Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.

On June 15, 2009, the Company’s Board of Directors approved and granted the issuance of restricted stock awards to certain Sales Directors for their past commitment to the Company and for their future retention.  The awards consisted of 3,400,000 shares of the Company’s Class A Common Stock, of which 50% vested on the grant date and 50% will vest on January 1, 2010. During 2009, 350,000 of the shares were forfeited. The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued and the actual number of shares forfeited as of December 31, 2009.

For the year ended December 31, 2009 and 2008, the Company recorded $1.4 million and $739,000, respectively, as net compensation expense related to the amortization of the restricted stock awards issued under the 2004 Plan. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the share-based compensation expense could be significantly different than what was recorded in the current period.  As of December 31, 2009, there was approximately $190,000 of unrecognized compensation expense related to the 3,959,664 shares of unvested restricted stock.  The weighted-average period over which the total unrecognized compensation expense related to these nonvested awards is expected to be recognized is 0.5 years.

F36

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

2007 Sales Director Bonus Plan.

The 2007 Sales Director Bonus Plan is a share-based Sales Director bonus plan under which achievement-based unit awards are granted on a semi-annual basis to Sales Directors who excel in their performance on behalf of the Company and its wholly owned operating subsidiaries.  Each award under the 2007 Sales Director Bonus Plan consists of discounted stock options exercisable to purchase shares of the Company’s Class A Common Stock.  The options have an exercise price equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date.  The 2007 Sales Director Bonus Plan was approved by the Company’s Board of Directors on February 19, 2007 and subsequently approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on June 11, 2007.

On July 16, 2007, three of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options pursuant to the 2007 Sales Director Bonus Plan.  The three qualifying Sales Directors received a total of 211,266 options to purchase shares of Class A Common Stock based upon the defined level of achievement measured as of June 30, 2007, 23,472 and 46,947 of which were unexercised and thus forfeited in 2009 and 2008, respectively, due to sales director status termination.  These options have an exercise price of $0.71, which is equal to fifty percent (50%) of the fair market value of our Common Stock on the close of business on the business day immediately preceding the grant date as defined by the 2007 Sales Director Bonus Plan (as adjusted to account for the three-for-one stock split that occurred pursuant to the Reclassification).  While all of the options that were granted vested immediately on the date of the grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any time during the remainder of calendar year 2007, 1/3 are exercisable on December 15, 2008 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2009 (and only on such date). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for these grants in 2007: risk-free average interest rate of 4.88%; expected life (in years) of 0.2-2.4; dividend yield of 0% and expected volatility of 55.4%-98.3% (weighted average expected volatility of 83.9%). The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The fair value of the three awards as of the date of the grant measured on June 30, 2007, based upon the Black-Scholes option pricing model, was $187,000 and was recorded as accrued bonuses and included in other current liabilities on the balance sheet as of June 30, 2007 with a corresponding expense recorded as marketing commissions. During 2009 and 2008, accrued bonuses and marketing commissions expense were reduced by $24,000 and $46,000, respectively, for actual forfeitures incurred during the year.

On January 15, 2008, five of the Company’s Reps, who have qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan.  Three of the qualifying Sales Directors each received 95,238 stock options and two of the qualifying Sales Directors each received 190,476 stock options, in each case based upon the defined levels of achievement measured as of December 31, 2007.  All of the options granted have an exercise price of $0.525, which was equal to fifty percent (50%) of the fair market value of the Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date).  The fair value of each option is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions used for these grants in the first quarter of 2008:  risk-free average interest rate of 2.73%; expected life (in years) of 0.5-2.9; dividend yield of 0% and expected volatility of 89.7%-99.1% (weighted average expected volatility of 94.3%).  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The effect of forfeiture adjustments in 2009 and 2008 has been insignificant thus far. The fair value of the five awards as of the date of the grant, based upon the Black-Scholes option pricing model, was $449,000 and was recorded as accrued bonuses and included in other current liabilities on the balance sheet as of December 31, 2007 with a corresponding expense recorded as marketing commissions.

F37

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On July 15, 2008, two of the Company’s Reps, who qualified as Sales Directors, received performance-based grants consisting of discounted stock options to purchase shares of Class A Common Stock pursuant to the 2007 Sales Director Bonus Plan. The two qualifying Sales Directors received a total of 482,759 options to purchase shares of Class A Common Stock based upon the defined level of achievement measured as of June 30, 2008, 229,885 of which were unexercised and thus forfeited in 2009 due to sales director status termination.  All of the options granted have an exercise price of $0.725 which was equal to fifty percent (50%) of the fair market value of the Company’s Class A Common Stock on the close of business on the business day immediately preceding the grant date, as defined under the 2007 Sales Director Bonus Plan. While all of the options that were granted vested immediately on the date of the grant, the options are only exercisable in accordance with the following schedule: 1/3 are exercisable at any point until the end of 2008, 1/3 are exercisable on December 15, 2009 (and only on such date) and the remaining 1/3 are exercisable on December 15, 2010 (and only on such date). The fair value of each option is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions used for these grants in the third quarter of 2008:  risk-free average interest rate of 2.12%; expected life (in years) of 0.2-2.4; dividend yield of 0% and expected volatility of 115.80%-134.48% (weighted average expected volatility of 123.24%).  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of each tranche. The fair value of the two awards as of the date of the grant, based upon the Black-Scholes option pricing model, was $467,000 and was recorded as accrued bonuses and included in other current liabilities on the accompanying balance sheet as of June 30, 2008 with a corresponding expense recorded as marketing commissions.  During 2009, accrued bonuses and marketing commissions expense were reduced by $247,000 for actual forfeitures incurred during the year.

The Company recorded a reduction in accrued bonuses of $651,000 and $518,000 during the years ended December 31, 2009 and 2008, respectively, and recorded related charges to additional paid in capital associated with the fair value amount related to the exercisable portion of the grants.  In addition, d uring 2009 and 2008, accrued bonuses and marketing commissions expense were reduced by $271,000 and $46,000, respectively, for actual forfeitures incurred during the year. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future sales director turnover. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the share-based compensation expense could be significantly different than what was recorded in the current period.  Included in other current liabilities on the consolidated balance sheet as of December 31, 2009 and 2008, respectively, are $73,000 and $452,000 of accrued bonuses that relate to the options that are exercisable in the future.

TSO Stock Purchase Plan .

The TSO SPP was approved by the Company’s Board of Directors on January 26, 2009 and is administered by the Company’s Board of Directors or any committee appointed by the Board.  The TSO SPP authorizes the issuance of 7,500,000 shares of the Company’s Class A Common Stock and 7,500,000 shares of the Company’s Class B Common Stock and expires ten years from the date of approval.  The purpose of the TSO SPP is to attract, retain and motivate Site Owners of the Company and to assist them in acquiring a stock ownership interest in the Company so as to align their interests with those of the Company’s other stockholders.  Under the terms of the TSO SPP, eligible participants can purchase equity units for the defined purchase price on the last business day of each calendar month (each, an “ Offering Date ”).  Each equity unit is comprised of one share of the Company’s Class A Common Stock, one share of the Company’s Class B Common Stock, and one nonqualified stock option to purchase one share of Class A Common Stock and one share of Class B Common Stock.  The purchase price is defined as two times the closing price of the Company’s Class A Common Stock on the trading date previous to the relevant Offering Date.  The term of each option is ten years from the relevant Offering Date and the options vest at the rate of 20% on each of the first five anniversaries of the relevant Offering Date.

F38

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The fair value of the Common Stock A and Common Stock B equity unit options purchased under the TSO SPP were estimated on the respective Offering Dates using the Black-Scholes option pricing model with the following weighted-average assumptions used for these purchases:

Offering Date	Equity Units	A Options	B Options	Risk Free Interest Rate	Expected Life	Dividend Yield	Expected Volatility

4/30/2009	140,050	140,050	140,050	1.91%	4.65	0.00%	107.39%
5/29/2009	151,660	151,660	151,660	2.18%	4.65	0.00%	107.93%
6/30/2009	26,817	26,817	26,817	2.38%	4.65	0.00%	108.92%
7/31/2009	95,453	95,453	95,453	2.37%	4.65	0.00%	110.33%
8/31/2009	76,250	76,250	76,250	2.23%	4.65	0.00%	111.35%
9/30/2009	21,426	21,426	21,426	2.16%	4.65	0.00%	111.24%

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

The Company recognized $8,000 as a reduction in revenues for equity unit options purchased under the TSO SPP for the year ended December 31, 2009.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future Site Owner turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different than what was recorded in the current period.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of December 31, 2009 was $53,000.

During September 2009, management temporarily suspended the offer of sales of stock under the TSO SPP.

Option Summary.

The following table provides additional information with respect to the aggregate stock option plan activity during 2009 under the Company’s 2004 Plan, the 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)

Options outstanding at beginning of 2009	2,453,227	$0.85	$0.68
Granted	1,948,312	0.13	0.09
Forfeited	(548,357)	0.76	0.77
Expired	(291,671)	0.57	0.77
Exercised	-	-	-
Options outstanding at December 31, 2009	3,561,511	$0.49	$0.33	5.69

Options exercisable at December 31, 2009	1,695,000	$0.50	$0.29	4.16

F39

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

The weighted average grant date fair value of options granted during the years 2009 and 2008 was $0.09 and $0.80, respectively.  The total intrinsic value of options exercised during the year ended December 31, 2008 was $101,000.  There were no options exercised during the year ended December 31, 2009.

A summary of stock options outstanding and exercisable as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.07 - $1.00	2,661,511	5.65	$0.22	1,255,000	$0.20
$1.01 - $1.67	900,000	5.82	1.28	440,000	1.35

Total	3,561,511	5.69	$0.49	1,695,000	$0.50

One-Time Restricted Stock Award

Effective January 2, 2007, the Board of Directors of the Company approved a one-time restricted stock award of an aggregate of 28,950,027 shares (the “ Award Shares ”) of the Company’s common stock, par value $0.001 per share, to thirty Sales Director level Reps (each, a “ Grantee ”) who have made outstanding contributions to the growth and success of the Company and/or its wholly owned operating subsidiaries. Of the 30 Grantees, two are members of the Company’s Board of Directors, one is a former member of the Company’s Board of Directors, and one is the President of a former operating subsidiary.  See Note 17 – “Discontinued Operations.”  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s common stock on the grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  An aggregate of 9,338,703 of the Award Shares (or approximately 32.3% of each award) vested immediately on the grant date, while up to an additional 19,611,324 Award Shares in the aggregate are subject to vesting in four equal installments of up to 4,902,831 shares each on the first four anniversary dates of the grant date, provided various performance-related conditions specified in the restricted stock award agreement entered into by the Company and each Grantee (each, a “ Restricted Stock Award Agreement ”) are satisfied at each vesting date. The vesting of any single Grantee’s award shall be determined independently of the vesting of any other Grantee’s award; thus, each Grantee must independently meet the performance related criteria specified in the Restricted Stock Award Agreement between himself or herself and the Company. The Company’s transfer agent, American Stock Transfer & Trust Company, serves as escrow agent with respect to the unvested Award Shares awarded and will retain such shares until the relevant vesting conditions in each Restricted Stock Award Agreement are met. To the extent that the conditions to the vesting of any unvested Award Shares of a Grantee have not been met by the relevant vesting date, such shares shall be cancelled by the Company.

On January 2, 2008, 1,625,809 shares of Class A Common Stock and 3,251,618 shares of Class B Common Stock were issued, in the aggregate, to the Grantees upon the vesting of the second tranche of the Award Shares, representing an additional 16.9% of the Award Shares.

F40

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008, the performance-related vesting conditions specified in the Restricted Stock Award Agreement were not met for all shares scheduled to vest on January 2, 2010 and 2009, respectively.  As such, the applicable shares were forfeited on January 2, 2010 and 2009. As of December 31, 2009, there was approximately $3.5 million of unrecognized compensation expense related to 3,404,034 shares scheduled to vest on January 2, 2011. The Company does not expect the performance-related vesting conditions to be satisfied related to the shares scheduled to vest on January 2, 2011.

In an effort to maintain an incentive and to help promote retention, a one-time restricted stock grant to replace the forfeited shares was approved by the Board of Directors on January 19, 2010 (the “ 2010 Replacement Award ”) and January 26, 2009 (the “ 2009 Replacement Award ”).  See Restricted Stock under the 2004 Stock Option and Restricted Stock Plan section for a discussion of the 2009 Replacement Awards.  See Note 22 - “Subsequent Events” for a discussion of the 2010 Replacement Awards.

Summary

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the one-time restricted stock award during the year ended December 31, 2009:

	Restricted shares	Weighted Average grant-date fair value
Non-vested at beginning of 2009	15,299,058	$1.05
Granted	8,451,173	0.20
Vested	3,545,991	0.29
Forfeited	9,436,508	0.94
Non-vested at December 31, 2009	10,767,732	$0.73

As of December 31, 2009, there was approximately $7.2 million of unrecognized compensation expense related to the 10,767,732 shares of non-vested restricted stock under the Company’s 2004 Plan and the One-Time Restricted Stock Award, which includes $3.5 million of unrecognized compensation expense related to the 3,404,034 shares forfeited on January 2, 2010 due to the failure of meeting performance-related vesting conditions and $3.5 million of unrecognized compensation expense related to the 3,404,034 shares expected to be forfeited on January 2, 2011 due to the expected failure of meeting  performance-related vesting conditions. The Company expects to recognize the remaining $190,000 of total compensation expense not yet recognized related to the remaining non-vested awards over a weighted average period of 0.5 years.

Total compensation cost recognized in the consolidated statement of operations for all stock option and restricted stock plans for the years ended December 31, 2009 and 2008 was $1.4 million and $1.6 million, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY

During the first quarter of 2008, equity compensation in the amount of $510,000 was recorded as a result of 500,000 shares issued as compensation for services to non-employees with an offsetting adjustment to Class A Common Stock in the amount of $500 and additional paid in capital in the amount of $510,000.

During 2008, the Company received $254,000 in proceeds from the exercise of 435,935 common stock warrants associated with its February 2005 Private Placement Offering. The Company recorded a corresponding amount of approximately $254,000 to additional paid in capital, $145 to Class A Common Stock and $291 to Class B Common Stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $0.58, exercisable for five years from date of issuance.  As of December 31, 2009 and 2008, 41.93 of the 64 warrant units (each unit consisting of 56,250 common stock purchase warrants) remain unexercised.

F41

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

On January 26, 2009, the Company’s Board of Directors approved the TSO SPP.  On February 23, 2009, the Company filed a registration statement on Form S-8 relating to the TSO SPP, however, the plan did not become operational until April 2009.  Pursuant to the terms of the plan, the minimum investment is $1,000 to purchase equity units at a price equal to two times the closing price of the Company’s Class A Common Stock on the trading date previous to the Offering Date.  An equity unit consists of (a) one share of the Company’s Class A Common Stock, (b) one share of the Company’s Class B Common Stock, and (c) one nonqualified stock option.  Each stock option is exercisable to purchase one share of Class A Common Stock and one share of Class B Common Stock.  See Note 14 – “Share-Based Payments” for further details.

During 2009, the Company issued 511,656 shares of Class A Common Stock and 511,656 shares of Class B Common Stock, with a combined fair value of $144,000, in conjunction with the sale of 511,656 equity units under the TSO SPP.  The Company recorded the $144,000 in proceeds from the sale of the equity units with a corresponding entry of $1,000 to Class A Common Stock, $1,000 to Class B Common Stock and $142,000 to additional paid-in capital.

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

During the third and fourth quarters of 2009, the Company issued 1,411,748 shares of common stock, with a fair value of $110,000, to Michael Brent under the terms of the Employment Severance Agreement.  See Note 17 – “Discontinued Operations.”

The accumulated other comprehensive loss balance of $10,000 represents an accumulated foreign currency revaluation adjustment.

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives. During 2009 and 2008, the Company expended $182,000 and $3.4 million, respectively, for these services.  Included in accounts payable on the consolidated balance sheet at December 31, 2009 and 2008, is $8,000 and $35,000, respectively, for amounts due by the Company for these services.  In addition, at December 31, 2008, the Company had a receivable of $14,000 included in accounts receivable on the consolidated balance sheet for an advance made to the printing company for future services.  There was no receivable as of December 31, 2009.

The Company leased approximately 5,000 square feet of office space (which served as part of the Company’s previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 (the “ Building Two Property ”) under a commercial lease agreement (the “ Building Two Lease ”), dated August 4, 2005, by and between Meridian Land Company, Inc. (“ Meridian Land ”), as lessor, and the Company, as lessee, which is to expire on October 31, 2010.

F42

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

In January 2008, the Company exercised its option under the Building Two Lease to purchase the Building Two Property.  Subsequently, the Company entered into a purchase contract with Meridian Land for $2.5 million.  The Company paid $500,000 of the $2.5 million purchase price as a non-refundable earnest money deposit as of the execution of the purchase contract, and the remaining $2.0 million was due at the closing of the acquisition of the Building Two Property, originally scheduled to close by the end of June 2008.  Given the downturn in the credit and real estate markets, the Company extended the contract in 2008 to occur on or before December 31, 2009 and made other net deposits of $34,000 in order to preserve its interest in purchasing the building or assigning its rights to purchase the building to a third party.  As of December 31, 2008, the Company was not able to provide assurance that it would be able to obtain proper financing to exercise its right to purchase the property, or that the Company would be able to assign its rights to purchase the property to a third party.  Therefore, the $500,000 non-refundable earnest money deposit and the $34,000 other net deposits were fully reserved as of December 31, 2008 and the expense was included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2008.  The purchase contract expired and the $500,000 non-refundable earnest money deposit was written off as of December 31, 2009.  Also during 2009, the Company reversed the $34,000 reserve on other net deposits established during 2008 and made additional net deposits of $2,000.  As of December 31, 2009, total net deposits of $36,000 are included in other prepaid expenses and current assets in the consolidated balance sheet and will be recognized as rent expense under the Building Two Lease in 2010.

The Company’s rental expense under the Building Two Lease was approximately $8,000 per month.  Rental expense was $101,000 for the years ended December 31, 2009 and 2008.  In addition to monthly rental payments, the Company is responsible for reimbursement of insurance premiums and repairs and maintenance during the term of the Building Two Lease.  During 2009 and 2008, insurance and repairs and maintenance expense totaled $11,000 and $6,000, respectively.  Included in accounts payable at December 31, 2008 are amounts due under the Building Two Lease of $3,000.

The Company had utilized a Learjet 35A business jet owned by Meridian/Silver, LC, a Florida limited liability company (“ Meridian/Silver ”), which had been owned 50% by Meridian Land and 50% by an unaffiliated third party. During the first quarter of 2008, the Company made payments for the use of the business jet to Meridian/Silver of $35,000.  On February 29, 2008, the Company acquired all of the outstanding membership interests of Meridian/Silver for the purchase price of $1.3 million. The only significant asset held by Meridian/Silver was the executive jet, which was held free and clear of any and all liens and encumbrances. Meridian/Silver was not subject to any material liabilities or contractual obligations. The Company utilized the executive jet for the transport of employees, officers, directors, business guests and property for business-related purposes.  On September 24, 2008, Meridian/Silver and YTB Air, Inc., a Delaware corporation (“ YTB Air ”), agreed to merge entities resulting in YTB Air being the surviving entity.

In the third quarter of 2008, the Company made the decision to sell the executive jet within the next 12 months for an amount expected to be less than its current carrying amount and recorded a pre-tax impairment loss of $310,000 to write down the jet to its estimated realizable value of $900,000.  On January 12, 2009, the Company sold the business jet for net proceeds of $872,000 and incurred costs of $28,000 to prepare the jet for sale.  As of December 31, 2008, the Company had recorded an impairment to write down the business jet to its estimated realizable value of $844,000.  The business jet is included in assets held for sale on the Company’s consolidated balance sheet as of December 31, 2008.

F43

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “ Magnolia Lease ”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “ Magnolia Leased Premises ”). The Magnolia Leased Premises served as additional office space for the Company.  The Magnolia Lease had an initial term of 18 months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009.  Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extended until August 15, 2009. Rent under the Magnolia Lease was  $8,000 per month. In addition to monthly rental payments, the Company was responsible for reimbursement of tenant build-out costs, utilities and maintenance, insurance and all real estate taxes assessed on the property on which the Magnolia Leased Premises was located during the term of the Magnolia Lease.  In addition, the Company was responsible for all costs of maintaining any common areas (“ CAM ”) used by the Company in conjunction with the Magnolia Leased Premises.  The following is a summary of the costs incurred for the Magnolia Leased Premises for the years ended December 31, 2009 and 2008:

Dollars in thousands	2009	2008

Rental expense	$59,000	$92,000
Tenant build-out costs	-	19,000
Insurance / repairs / CAM	3,000	5,000
Real estate taxes	19,000	7,000

Included in other accrued expenses and accounts payable at December 31, 2008 are amounts due under the Magnolia Lease of $7,000 and $1,000, respectively.

Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, each of whom were members of the Company’s Board of Directors until June 16, 2009 and April 30, 2009, respectively.  Each of the transactions entered into by the Company with Meridian Land (including the Building Two Lease, the acquisition of the Building Two Property, the acquisition of the membership interests of Meridian/Silver and the Magnolia Lease) was considered and approved by the independent members of the Company’s Board of Directors.

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

On July 26, 2008, the Company renewed the note for the principal sum of $2.0 million, the outstanding balance as of that date (the “ Note Renewal ”). The Note Renewal included an interest rate of prime, plus 1.00% floating daily and a scheduled balloon principal payment due July 26, 2009.  Interest and principal were due monthly based upon a 20-year amortization and the Note Renewal was collateralized by the first mortgage on the corporate headquarters property.  There were no other restrictive covenants included in the Note Renewal.

In October 2008, the Illinois Department of Financial and Professional Regulation, Division of Banking closed Meridian Bank.  Subsequently, the FDIC was named Receiver.  The outstanding balance of the note as of December 31, 2008 was $2.0 million.  Interest paid to Meridian Bank for the year ended December 31, 2008 was $85,000. On February 13, 2009, an unrelated third party, FH Partners, purchased the Note Renewal.  The terms of the Company’s note did not change as a result of the purchase.  See Note 11 – “Financing Arrangements.”

F44

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Pursuant to the terms of the development contract with Winfield Development for its new corporate headquarters in Wood River, Illinois (the “ Contract ”), the Company made aggregate payments of $449,000 and $4.2 million for the years ended December 31, 2009 and 2008, respectively.  In addition, at December 31, 2008, the Company’s accounts payable included $414,000 of amounts due under the Contract.  The Contract was approved by the independent members of the Company’s Board of Directors.  The Company also paid $9,000 during the year ended December 31, 2009 to Winfield Development for miscellaneous capital projects and repairs to the corporate headquarters.  Clay Winfield, who was a member of the Company’s Board of Directors until April 30, 2009, controls Winfield Development.

During 2008, REZconnect paid approximately $8,000 in legal fees for work performed by Harold Kestenbaum, a member of the Company's Board of Directors until November 5, 2009.  The fees were approved by the independent members of the Company’s Board of Directors.

At December 31, 2008, the Company accrued $11,000 in fees to Israeloff, Trattner & Co. for work performed by Andrew Wilder, a member of the Company's Board of Directors until November 5, 2009.  The liability, included in other accrued expenses on the consolidated balance sheet as of December 31, 2008, was paid in the 2009 along with an additional amount of $16,000 in fees for work performed by Andrew Wilder during the first two quarters of 2009.  The fees covered services performed by Andrew Wilder for expanded duties in his role as Audit Committee Chairman and a member of the Compensation Committee of the Company’s Board of Directors.  The fees were approved by the independent members of the Company’s Board of Directors.

During 2008, the Company paid $60,000 for commissions earned on a vacant Rep position to Major League Travel, a limited partnership which Louis Brock, a member of the Company’s Board of Directors, is a general partner.

During 2009, the Company expended $6,000 in book royalty fees to J. Lloyd “Coach” Tomer, former director and Chairman of the Board of the Company.  Book royalty fees of $1,000 were included in accounts payable in the consolidated balance sheet as of December 31, 2009.

Included in accounts payable at December 31, 2009, are legal fees of $2,000 for work performed by Jack Humes, a member of the Company's Board of Directors.  The fees covered services performed by Jack Humes related to the corporate headquarters building asset held for sale.

NOTE 17 – DISCONTINUED OPERATIONS

During the second quarter of 2009, the Company’s Board of Directors made a strategic decision to sell its wholly-owned subsidiary, REZconnect on June 30, 2009.  REZconnect was formerly included in the Company’s Travel segment.  The Board determined that the REZconnect business model, serving primarily brick and mortar travel agencies, was not compatible with our current and future plans.  As such, effective June 30, 2009, the Company entered into an Employment Severance Agreement (the “ Employment Severance Agreement ”) by and between REZconnect and Michael and Derek Brent (the “ Brents ”), Chief Executive Officer and President of REZconnect, respectively.  In connection with their separation from the Company, the Brents’ employment agreements were terminated, as more fully discussed in Note 22 – “Commitments and Contingencies”.

As consideration for termination of their employment agreements, the Company sold all of its REZconnect stock to the Brents, thereby transferring ownership of REZconnect.  Effective as of June 30, 2009, the Company entered into the Agreement of Purchase and Sale (the “ REZconnect Sales Contract ”) with the Brents and REZconnect pursuant to which the Company sold the common stock of REZconnect to the Brents for $1.  As a result, REZconnect is no longer a wholly-owned subsidiary of the Company.

F45

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

The gross contract termination costs associated with the separation of Michael and Derek Brent totaled approximately $1.4 million and $1.4 million, respectively, or approximately $2.8 million in the aggregate.  These amounts will be paid over the 5.5 years in common stock of the Company and cash payments of approximately $631,000 in the aggregate due to each of Michael and Derek Brent pursuant to the terms of the Employment Severance Agreement.  The Company recorded the fair value of the contract termination costs of $2.6 million in the second quarter of 2009 as a component of the loss on disposal of REZconnect of $2.6 million by discounting the future common stock and cash outflows of $2.8 million using the Company’s credit-adjusted risk free rate.  A non-cash accretion adjustment of $23,000 is included in the loss on disposal of REZconnect for the six months ended December 31, 2009.  Pursuant to the terms of the Employment Severance Agreement, the monthly values to be paid in cash and stock are fixed.  The number of shares of common stock of the Company issued monthly as partial satisfaction of the contract termination costs is determined based on the average stock price of the Company’s Class A Common Stock for the prior three months. Upon each issuance of common stock, the Company will measure the fair value of the settlement using the fair value of the Company’s Class A Common Stock on the issuance date and a true-up adjustment will be recognized and included in the loss on disposal of REZconnect equal to the difference between the closing stock price on the date immediately preceding the measurement date and the average stock price of the Company’s Class A Common Stock for the prior three months.  For the six months ended December 31, 2009, a true-up adjustment of $35,000 is included in the loss on disposal of REZconnect.

In addition, pursuant to the REZconnect Sales Contract, during the third quarter of 2009, the Company paid REZconnect $26,000 representing reimbursement of payroll related costs which is included in the loss on disposal of REZconnect for the six months ended December 31, 2009.

The loss on disposition of the REZconnect subsidiary, net of tax, consists of the following for the year ended December 31, 2009:

Dollars in thousands

Contract termination costs	$2,634

Assets sold to purchaser, net of liabilities assumed	267

Proceeds	(275)

True-up of contract termination costs settled in stock	(34)

Non-cash accretion of contract termination liability	23

Loss on disposal, net of tax	$2,615

F46

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The following table summarizes the net revenues and operating results for the REZconnect operations for the years ended December 31, 2009 and 2008 included in discontinued operations:

Dollars in thousands
	2009	2008

Net revenues	$869	$3,093

Loss from operations before income tax provision	$(463)	$(762)

Income tax provision	(1)	-

Loss on disposal, net of tax	(2,615)	-

Loss from discontinued operations, net of tax	$(3,079)	$(762)

The following table summarizes the activity in the accrued exit cost liability for the REZconnect subsidiary for the six months ended December 31, 2009:

Dollars in thousands	Fair Value at June 30, 2009	Common stock settlements	Cash payments	Non-cash accretion	Fair Value at December 31, 2009

Contract termination costs	$2,634	$(145)	$(157)	$23	$2,355

Total exit costs	$2,634	$(145)	$(157)	$23	$2,355

In the Company’s consolidated balance sheet as of December 31, 2009, the current portion of the $2.4 million liability balance is $624,000 and is included in accrued expenses and the long-term portion is $1.7 million and is included in accrued severance.

Included in the consolidated balance sheet as of December 31, 2008 are the following balances of the REZconnect subsidiary:
Dollars in thousands

Current assets	$456
Long-term assets	6
Current liabilities	42
Long-term liabilities	26

F47

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 18 - SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of IBCs including the development of a sales network (“ Marketing ”); and sales of travel through IBCs (“ Travel ”). The Company’s business segments operate primarily in the United States, but also have operations in Canada, Bermuda and the Bahamas and are structured for potential additional international growth.

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

Dollars in thousands
Year Ended December 31, 2009	Marketing	Travel	Parent	Total

External and inter-segment revenue	$54,599	$12,718	$4	$67,321
Income (loss) from continuing operations	3,715	(4,375)	(6,119)	(6,779)
Assets	8,519	775	12,322	21,616
Depreciation and amortization	1,419	471	783	2,673
Capital expenditures	38	0	67	105

Year Ended December 31, 2008	Marketing	Travel	Parent	Total

External and inter-segment revenue	$133,635	$25,747	$72	$159,454
Income (loss) from continuing operations	4,392	(3,657)	(4,448)	(3,713)
Assets (1)	21,056	4,266	17,764	43,086
Depreciation and amortization	1,430	276	825	2,531
Capital expenditures	1,190	939	7,696	9,825

GEOGRAPHICAL FINANCIAL INFORMATION

Net revenues for the years ended December 31, 2009 and 2008 consist of:

Dollars in thousands	2009	2008

United States	$65,191	$155,410
Canada	2,130	4,044
Total net revenues	$67,321	$159,454

Long-lived assets as of December 31, 2009 and 2008 were:

Dollars in thousands	2009	2008

United States	$14,209	$24,606	(2)
Canada	-	267
Total long-lived assets	$14,209	$24,873

(1)	Travel Segment includes $462,000 in assets of discontinued REZconnect subsidiary.

(2)	Includes $6,000 in assets of discontinued REZconnect subsidiary.

F48

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 19 - INCOME TAXES

For the years ended December 31, 2009 and 2008, the loss from continuing operations before income tax (benefit) provision consists of the following:

Dollars in thousands
	2009	2008

US operations	$(6,971)	$(3,519)
Foreign operations	(661)	251
Total	$(7,632)	$(3,268)

The (benefit) provision for income taxes from continuing operations for the years ended December 31, 2009 and 2008 consists of the following:

Dollars in thousands
	2009	2008

Current:
Federal	$-	$12
State and local	150	180
Foreign	(248)	253
Total current	(98)	445
Deferred:
Federal	(714)	-
State and local	(41)	-
Foreign	-	-
Total deferred	(755)	-
Total income tax provision	$(853)	$445

A reconciliation of income tax (benefit) provision from continuing operations for the years ended December 31, 2009 and 2008, with the amounts computed at the statutory federal rate, is as follows:

Dollars in thousands
	2009	2008

Computed tax at federal statutory rate at 34%	$(2,595)	$(1,370)
Alternative minimum tax	-	12
Computed state tax net of federal benefit of 34%	104	135
Foreign taxes	(248)	253
Non-deductible meals and entertainment	37	66
Non-deductible write-down of goodwill	153	-
Other, net	(50)	32
Change in valuation allowance	1,746	1,317

Total	$(853)	$445

F49

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consist of the following as of December 31, 2009 and 2008:

Dollars in thousands	2009	2008

Deferred tax assets
Allowance for doubtful accounts	$41	$210
Depreciation	211	-
Accrued severance	961
Accrued vacation	93	153
Accrued expenses	65	284
Interest receivable reserve	6	80
Capital losses	49	107
Accrued compensation	339	589
Impairment loss	1,658	333
Inventory reserve	380	844
Contributions carryover	12	10
Alternative minimum tax deposit	62	62
Share-based payments	888	472
Capital organizational costs	40	47
Foreign tax credit carryforward	5	253
Net operating loss carryforward	6,345	5,413
	11,155	8,857
Deferred tax liabilities
Intangible assets	-	(1,262)
Depreciation and amortization	-	(187)
	-	(1,449)
Net deferred tax asset
before valuation allowance	11,155	7,408

Less valuation allowance	(11,155)	(8,163)

Net deferred tax liability	$-	$(755)

Federal deferred tax liability	$-	$(662)
State deferred tax liability	-	(93)

Net deferred tax liability	$-	$(755)

Income Taxes

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

F50

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company’s tax benefit for the years ended December 31, 2009 and 2008 consists of alternative minimum tax, state and foreign income taxes. The Company has a federal tax loss for the years ended December 31, 2009 and 2008, which received no tax benefit, as the Company’s deferred tax assets have a full valuation allowance recorded against them.

Federal income tax receivable of $13,000 and $13,000 and state income tax receivable of $12,000 and $0 are included in other prepaid expenses and current assets, net at December 31, 2009 and 2008, respectively.  Foreign income tax payable of $5,000 and $253,000, and state income tax payable of $0 and $73,000 are included in other current liabilities at December 31, 2009 and 2008, respectively.

The Company has provided for a full valuation allowance against its deferred tax assets at December 31, 2009 and December 31, 2008. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

At December 31, 2009 and 2008 the Company had approximately $18.0 million and $15.5 million, respectively, of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2021 to 2029 for federal and state purposes. Net operating losses of $7.2 million may be subject to a substantial limitation under the “Change of Ownership” section 382 of the Internal Revenue Code.

Accounting for Uncertainties in Income Taxes

On December 31, 2009 and 2008, the Company had $1.4 million of unrecognized tax benefits. The unrecognized tax liabilities relate to certain tax deductions claimed on federal and state tax returns that are uncertain as to the ultimate outcome.

The federal and state tax uncertainties identified as of December 31, 2009 and 2008, if recognized, would only reduce the deferred tax asset related to the Company’s net operating losses by approximately $1.2 million with a corresponding reduction to the valuation allowance.

Of the unrecognized tax liabilities at December 31, 2009 and 2008, $183,000 and $185,000, respectively, if recognized, would impact the Company’s effective income tax rate. For the year ended December 31, 2009 and 2008, taxes in the amount of $12,000 and $48,000 for unrecognized tax liabilities, respectively, were included in the tax provision.

F51

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The following table details the activity related to the Company's tax uncertainties:

	Unrecognized Tax Benefits
Dollars in thousands	Year Ended December 31
	2009	2008

Balance at January 1,	$1,402	$1,398
Tax positions related to the current period:
Gross increases	12	19
Gross decreases	-	-
Tax positions related to prior periods:
Gross increases	-	29
Gross decreases	(15)	-
Settlements	-	(44)
Lapse of statute of limitations	-	-

Balance at December 31,	$1,399	$1,402

The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the filing date of this Annual Report on Form 10-K.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. Accrued interest expense, net of payments related to tax uncertainties recognized for the years ended December 31, 2009 and 2008, was $4,000 and $9,000, respectively. Accrued interest of $20,000 and $16,000 related to income tax uncertainties was recognized as a component of other non-current income tax liabilities at December 31, 2009 and 2008, respectively.  No penalties have been recognized as of December 31, 2009 as management believes that any federal adjustments will be offset in full by net operating losses.  State penalties will be waived when the applicable state returns are filed voluntarily.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada and is subject to examination by the various taxing authorities.  The Company’s federal income tax returns for the tax years after 2003 remain subject to examination (2004 and 2005 remain open due to amended tax returns). The various states in which the Company is subject to income tax are generally open for the tax years after 2003.

NOTE 20 – REAL ESTATE TRANSACTIONS

The Company recognized a $102,000 gain on the sale of assets during 2008.  This gain resulted from the November 2008 sale of approximately 10 acres of raw land located in the vicinity of the Company’s headquarters.  The purchase price of $1.0 million was paid by way of a $500,000 cash payment, less closing costs of approximately $4,000, and a $500,000 non-interest bearing promissory note payable by the buyer within 120 days of November 24, 2008, the closing date.  The Company filed a mortgage to secure the payment obligation of the buyer with respect to the promissory note.  The Company recorded the gain on the sale based upon applying the total gross profit to total sales value percentage of 20.4% to the $500,000 cash payment, and deferred the remainder.   The buyer failed to pay the amount due under the note, and as a result, a notice of foreclosure was recorded against the land on June 2, 2009.

On November 3, 2009, we entered into a settlement and release agreement in which the new buyer agreed to purchase the mortgage and related note from the Company.  See Note 5 – “Notes Receivable”.  A principal payment of $25,000, along with $3,000 in interest, was paid upon execution of the agreement and the Company recognized $5,000 of the deferred gain.  On the accompanying balance sheet as of December 31, 2009 and 2008, the deferred gain of $97,000 and $102,000 is deducted from the related note receivable.  The resulting deferred gain will be recognized based upon the same gross profit percentage to the extent the Company receives proceeds in the future on the remaining note receivable.

F52

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

The Company did not have any gains or losses on sales of real estate assets during 2009

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space at 600 Country Club View Drive in Edwardsville, Illinois under a commercial lease agreement with Meridian Land, the owner of the building. The commercial lease agreement is dated August 4, 2005, and is to expire on October 31, 2010.  The rental cost of 600 Country Club View Drive space is $8,000 per month.  See Note 16 – “Related Party Transactions” for additional information.

On August 17, 2007, the Company entered into the Magnolia Lease by and between Meridian Land, as lessor, and the Company, as lessee, covering the Magnolia Leased Premises. The Magnolia Leased Premises served as additional office space for the Company.  See Note 16 – “Related Party Transactions” for additional information.

The Magnolia Lease ran for an initial term of 18 months, commencing on February 15, 2008 and expiring on August 15, 2009. Rent under the Magnolia Lease was set at $8,000 per month. In addition to monthly rental payments, the Company was responsible for utilities and maintenance and was required to pay all real estate taxes assessed on the property on which the Magnolia Leased Premises are located during the term of the Magnolia Lease, as well as all costs of maintaining any common areas used by the Company in conjunction with the Magnolia Leased Premises.

On July 1, 2008, the Company entered into a Commercial Lease Agreement (the “ Sunrise Lease ”), with Paula Dale Ltd., as lessor, and the Company, as lessee, covering the approximately 618 square feet premises located at 1151 Dundas St. West Mississauga, Ontario/ Canada L5C 1C6 (the “ Sunrise Leased Premises ”).  The Company utilizes the Sunrise Leased Premises as a retail travel agency.

The Sunrise Lease, which commenced on July 1, 2008 for initial term of 12 months, was renewed on July 1, 2009 for an additional 12 month term expiring June 30, 2010. Rent under the Sunrise Lease is $1,000 per month. In addition to monthly rental payments, the Company is responsible for utilities and maintenance and must pay all real estate taxes assessed on the property on which the Sunrise Leased Premises are located during the term of the Sunrise Lease, as well as all costs of maintaining any common areas used by us in conjunction with the Sunrise Leased Premises.

The Company entered into a Commercial Lease Agreement (the “ British Columbia Lease ”), on February 1, 2008, with Janz & Assoc. Distribution Inc., as lessor, and the Company, as lessee, covering the premise located at 91 st Avenue, Surrey, British Columbia, Canada (the “ British Columbia Premises ”). YTB Marketing utilized the British Columbia Premises as additional office space.

The British Columbia Lease, commencing on February 1, 2008, ran for an initial term of 12 months, expiring on January 31, 2009.  It included an option to renew the lease for one year after expiration of the original term, but the Company did not exercise the renewal option.  The Company rented the British Columbia Premises on a month-to-month basis from February 1, 2009 through July 31, 2009.  Rent under the British Columbia Lease was set at $1000 per month and included common areas, utilities and taxes.  The lease also called for the Company to pay a monthly cleaning service and Goods and Services Tax.

F53

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company entered into a Commercial Lease Agreement (the “ Langley Lease ”), on July 8, 2009, with Rycroft Holdings Ltd., as lessor, and the Company, as lessee, covering the premise located at 20187 56 th Avenue, Rycroft Centre, Langley, British Columbia/ Canada (the “ Langley Premises ”).  The Company utilizes the Langley Premises as additional office space.

The Langley Lease, commencing on August 1, 2009, runs for an initial term of 15 months, expiring on October 31, 2010.  The Company has an option to renew the lease for one to three years after expiration of the original term, with rent equal to or exceeding rent under the original term.  Rent under the Langley Lease is $1000 per month.  In addition to monthly rental payments, the Company is responsible for utilities and Goods and Services Tax.

The Company, as lessee, entered into a services agreement (the “ Nova Scotia Agreement ”), on July 28, 2008, with Purdy’s Wharf Business Centre Ltd., as lessor, having its principal place of business at Purdy’s Wharf Tower 1, 1959 Upper Water Street, Suite 1700, Halifax, Nova Scotia, Canada.  The rental fee under the Nova Scotia Agreement is nominal (less than $1000 per month) with an initial term of 12 months ending on July 20, 2009.  The Nova Scotia Agreement was renewed effective July 8, 2009, with a term of 12 months ending on July 7, 2010.  There was no change to the monthly rental fee.

The Company also leases certain office equipment under non-cancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2013.

Rental expense from continuing operations for all locations for the years ended December 31, 2009 and 2008 are $308,000 and $368,000, respectively.

Minimum future rental payments under non-cancelable operating leases as of December 31, 2009 are as follows:

Dollars in thousands

		Canadian	Office	Rental
	IL Office	Locations	Equipment	Expense

2010	$84	$21	$44	$149
2011	-	-	12	12
2012	-	-	7	7
2013	-	-	2	2
2014	-	-	-	-
2015 and beyond	-	-	-	-

Total	$84	$21	$65	$170

F54

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Purchase Commitments

As of December 31, 2009, the Company had outstanding purchase commitments for future goods and services of $1.0 million.  Of these commitments, $821,000 is unconditional purchase obligations which include $722,000 related to the Company’s annual convention and $99,000 related to various travel services and technologies.

Future payments under these unconditional purchase obligations at December 31, 2009 are as follows:

Dollars in thousands

2010	$303
2011	268
2012	250

Total	$821

Severance and Contract Termination Cost Commitments

As of December 31, 2009, the Company had outstanding severance and contract termination cost commitments of $321,000 and $2.4 million, respectively.  As discussed in Note 17 – “Discontinued Operations,” the contract termination costs will be paid in cash and common stock of the Company.

Future cash payments under the severance and contract termination cost commitments at December 31, 2009 are as follows:

Dollars in thousands

2010	$612
2011	183

Total	$795

F55

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Employment agreements

Effective January 1, 2008, the Company entered into long-term employment agreements with each of Mr. J. Scott Tomer (Chairman of the Board and Chief Executive Officer of YTB Marketing), Mr. J. Kim Sorensen (Vice Chairman), and Mr. J. Lloyd Tomer (Founding Rep of YTB Marketing), Mr. John D. Clagg (Chief Financial Officer and Treasurer), and Mr. Andrew Cauthen (President, Chief Operating Officer and Secretary).  See Note 22 – “Subsequent Events”.  All employment agreements expire December 31, 2012 and subject each officer to confidentiality requirements, as well as anti-raiding and non-competition restrictions for an additional two years following termination of employment. The new employment agreements for Messrs. J. Scott Tomer and J. Kim Sorensen supersede the previous employment agreements for each such individual that were effective January 1, 2005 and had been scheduled to terminate on December 31, 2009.

Employment Agreements with J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer

Under their employment agreements with the Company, each of Messrs. J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer will serve in their positions for five-year terms, earning starting annual base salaries (in fiscal 2008) of $325,000, which shall increase in increments of $25,000 for each successive year under the agreements. Each employment agreement automatically renews for additional one year terms at the then-current base salary upon the expiration of the initial term or any successor term if either party does not provide notice of non-renewal at least 90 days prior to such expiration. Each of Messrs. J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer will be eligible for a cash bonus equal to a percentage of the Company’s net pre-tax income for each year in which such income surpasses certain thresholds, in the following percentages: (i) 2.0%, if net pre-tax income is at least $500,000, but less than $1.5 million; (ii) 2.25%, if net pre-tax income is at least $1.5 million but less than $3.0 million; and (iii) 2.5%, if net pre-tax income is at least $3.0 million.

Beyond providing for compensation payable to each of Messrs. J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer, the employment agreements acknowledge their existing ownership of overrides on IBC sales and monthly fees as follows: (i) each of J. Scott Tomer and J. Kim Sorensen owns an override on the IBC sales and monthly fees generated by Representative position #2 of the YTB Marketing subsidiary’s sales organization equal to 50% of the monthly commissions and overrides earned by said position #2, paid on a monthly basis; and (ii) J. Lloyd Tomer owns an override on the IBC sales and monthly fees generated by Representative position #1 of the YTB Marketing subsidiary’s sales organization equal to 100% of the monthly commissions and overrides earned by said position #1, paid on a monthly basis.

In addition to earning the override commission bonuses, as sales directors for the Company, Messrs. J. Lloyd Tomer, J. Scott Tomer, and J. Kim Sorensen also earn sales director bonuses and Messrs. J. Lloyd Tomer earns a sales and retention bonus.  The table below summarizes the compensation earned under these sales director programs for the years ended December 31, 2009 and 2008:

Name	2009	2008
J. Lloyd Tomer	$184,000	$2,666,000
J. Scott Tomer	169,000	718,000
J. Kim Sorensen	169,000	718,000

Amounts due under the sales director programs to Messrs. J. Lloyd Tomer, J. Scott Tomer, and J. Kim Sorensen as of December 31, 2009 and 2008 are $124,000 and $240,000, respectively, included in accounts payable and $510,000 and $843,000, respectively, included in accrued expenses.

Effective January 1, 2009, the Company’s Board of Directors eliminated the sales and retention bonus program with Messr. J. Lloyd Tomer.

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

In addition to receiving a car allowance and health and medical insurance provided by the Company, Messrs. J. Scott Tomer, J. Kim Sorensen, and J. Lloyd Tomer receive term life insurance coverage payable to beneficiaries designated by each.

F56

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

See Note 22 – “Subsequent Events.”

Deferral of Annual Salary Increases

The annual salary increases due to each of Messrs. J. Scott Tomer, J. Kim Sorensen, J. Lloyd Tomer, Andrew Cauthen, and John D. Clagg under their employment agreements effective January 1, 2008 and January 1, 2009, have been deferred until further notice.

Employment Agreement with Robert M. Van Patten

Effective October 6, 2009, the Company entered into an employment agreement with Robert M. Van Patten (Chief Executive Officer and President) for a term of twelve months expiring October 4, 2010.  Under the employment agreement, Messr. Van Patten will receive an annual base salary of $300,000 and will be eligible for an annual performance bonus equal to a percentage of the Company’s net pre-tax income which surpasses certain thresholds, in the following percentages: (i) 2.0%, if net pre-tax income is at least $500,000, but less than $1.5 million; (ii) 2.25%, if net pre-tax income is at least $1.5 million but less than $3.0 million; and (iii) 2.5%, if net pre-tax income is at least $3.0 million.  The Company has also agreed to provide Mr. Van Patten with a monthly car allowance of $1,000, and he will be eligible to receive management-level employee benefits.  Either party can terminate the agreement at any time without recourse.

Termination of Employment Agreements

Employment Agreements with Michael Y. Brent and Derek J. Brent

Effective June 30, 2009, the Company entered into an Employment Severance Agreement by and between REZconnect, formerly a wholly-owned subsidiary of the Company, and the Brents.  In connection with their separation from the Company, the Brents’ employment agreements were terminated.  Under the original terms of their employment agreements, Michael Brent’s agreement was to terminate on December 31, 2012, and Derek Brent’s agreement was to terminate on December 31, 2009, with an automatic 5-year extension to December 31, 2014 if Derek Brent failed to give notice of non-renewal within 90 days of its original termination date.  The Company has determined the liability associated with the termination of these contracts to be $2.6 million and has recorded the cost in the second quarter of 2009 as a component of the loss on disposal of its former REZconnect subsidiary.  See Note 17 – “Discontinued Operations”.

F57

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Per the Employment Severance Agreement, the Brents are subject to confidentiality and two-year non-solicitation obligations.  Any dispute arising under the Employment Severance Agreement is subject to binding arbitration.

In addition, the Employment Severance Agreement provides for the following:  (i) termination of the Brents’ prior non-compete obligations; (ii) payments to Michael Brent of $60,000 annually until July 14, 2011; (iii) issuance of the Company’s common stock to Michael Brent, the number of shares to be determined based on the difference between what Michael Brent would have received under his former employment agreement and cash received pursuant to the Employment Severance Agreement from the period beginning July 1, 2009 and ending December 31, 2012; (iv) continuance of Michael Brent’s ownership rights and participation in the Company’s commission and bonus structure as an independent sales representative; (v) payments to Derek Brent of $254,400 annually, payments to be made in cash until June 30, 2011 and thereafter in the Company’s common stock until December 31, 2014; (vi) a lift on the contractual restrictions on the number of shares of the Company’s common stock that may be sold by the Brents; and (vii) indemnification of the Brents by the Company of any claims, losses and liabilities arising out of or in any way relating to the operations and business of the Company. Amounts due Michael Brent under his ownership rights and participation in the Company’s commission and bonus structure as an independent sales representative as of December 31, 2009 and 2008 are $10,000 and $18,000, respectively, and are included in accrued expenses on the consolidated balance sheet.

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

On May 14, 2009, YTB International, Inc., YourTravelBiz.com, Inc., YTB Travel Network, Inc., and YTB Travel Network of Illinois, Inc. (collectively, the “ YTB Parties ”) and J. Lloyd Tomer, J. Scott Tomer, J. Kim Sorensen and Andrew Cauthen (collectively, “ Certain Executive Officers ”) stipulated  to a  Proposed Final Judgment and Permanent Injunction (“ Stipulated Judgment ”) with the California Attorney General related to the civil action filed against the YTB Parties and Certain Executive Officers in August 2008.  In addition, on May 14, 2009, the Los Angeles Superior Court entered the Stipulated Judgment that reflected the agreement the YTB Parties and Certain Executive Officers reached with the California Attorney General.  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the YTB Parties or the Certain Executive Officers and does not represent any findings by the court as to any matter of law or fact.  By entering into the Stipulated Judgment, each defendant waived the right to appeal, challenge or vacate the Stipulated Judgment.

F58

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

Finally, the YTB Parties agreed to pay a fine in the amount of $400,000, attorneys’ fees and costs in the amount of $475,000 to the California Attorney General and restitution to California residents in an amount not to exceed $125,000.  In accordance with the terms of the settlement, the Company made payments totalling $1.0 million as of December 31, 2009.

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

F59

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards. As of July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  The Court granted their motions and a second amended complaint was filed on December 24, 2009.  On February 12, 2010, the Company filed motions to dismiss the amended consolidated complaint.  To date, the Court has not ruled on these motions.  Management believes the Company has meritorious defenses and intends to vigorously defend these cases.

On May 14, 2009, a civil action was filed against the Company, three of its subsidiaries and certain executive officers of the Company in the Superior Court of Illinois, Champaign County, by the Illinois Attorney General.  The complaint alleges that the defendants violated Illinois’ unfair competition and advertising laws.  The Company believes it has meritorious defenses to the claims and intends to vigorously defend the case. The Company is in the process of exchanging information with the Office of the Illinois Attorney General and exploring possible resolution alternatives.

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

F60

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 22 - SUBSEQUENT EVENTS

On January 15, 2010, the Company renamed its YTB Marketing subsidiary to ZamZuu, Inc. and simultaneously launched ZamZuu, an e-commerce business solution opportunity.  ZamZuu is strategically positioned in the world of e-commerce to not only continue to capture online travel sales but to also take advantage of the growing trend of online retail sales.  ZamZuu is specifically designed for the individual who is interested in all facets of online retail. In conjunction with the launch of ZamZuu, the Company no longer operates under the trade name “YourTravelBiz™” or the website “YourTravelBiz.com ® .”

On January 19, 2010, the Company’s Board of Directors approved the issuance of restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “ 2010 Replacement Awards ”).  The 2010 Replacement Awards consisted of 825,173 shares of the Company’s Class A Common Stock and 1,320,972 of the Company’s Class B Common Stock.

On January 20, 2010 the Company executed a commercial promissory note (the “ Note ”) with Normandy Corporation (“ Normandy ”) in the amount of $650,000 with a maturity date of September 15, 2010.  In connection with the execution of the Note, the Company granted a security interest to Normandy in the promissory note made by Prestige Management Services, LLC (“ Prestige ”) dated December 16, 2008, and payable to the Company in the amount of $1.2 million (the “ Prestige Note ”).  As additional security for the Note, the Company assigned to Normandy the real estate mortgage dated December 16, 2008 made by Prestige to secure repayment of the Prestige Note to the Company.

Effective February 2, 2010, John D. Clagg resigned as the Chief Financial Officer of the Company.  Robert M. Van Patten, the Chief Executive Officer, was appointed by the Board of Directors of the Company to serve as interim Chief Financial Officer.

Effective February 23, 2010, Andrew F. Cauthen resigned from the positions of Corporate Secretary of the Company and President and Chief Operating Officer of one of its subsidiaries, ZamZuu, Inc. (formerly YTB Marketing, Inc.).

Effective March 2, 2010, the Board of Directors of the Company appointed Burt L. Saunders, Esq. to the Board pursuant to the Board’s authority set forth in the Company’s Amended and Restated By-Laws. In addition, Mr. Saunders was named to the Investment Committee of the Board.  Mr. Saunders will receive a one-time restricted stock award in connection with his appointment to the Board to consist of 24,391 shares of the Company’s Class A Common Stock (“ at-election award ”), subject to ratification by the full Board.

On March 2, 2010, the Board approved the payment of additional monthly compensation of $12,000 to Mr. Robert M. Van Patten for his duties as interim Chief Financial Officer.

On April 6, 2010, the Board of Directors of the Company adopted a resolution to (i) terminate the existing employment agreement effective January 1, 2008 between the Company and J. Lloyd Tomer, former Chairman of the Board of the Company and (ii) enter into a compensation plan (the “ Plan ”) between the Company and J. Lloyd Tomer.  Under the Plan, Mr. J. L. Tomer will earn commissions and overrides generated by the Director 5 position occupied by a former sales director in lieu of his current salary subject to certain salary reduction limitations.  In addition, Mr. J. L. Tomer will receive a monthly marketing stipend as well as reimbursement for business related expenses as defined in the Plan.

Also on April 6, 2010, the Board of Directors adopted a resolution to modify paragraph 3.3 of the existing employment agreement effective January 1, 2008 between the Company and J. Scott Tomer, Chairman of the Board (the “ Modification ”).  Under the Modification, J. Scott Tomer will earn commissions and overrides generated by the Director 4 position occupied by a former sales director in lieu of earning commissions and overrides generated by Representative position #2.  All other terms and conditions of his existing employment agreement remain unchanged.

F61