Form 10-Q
period 2010-03-31
YTB International, Inc.
filed 2010-05-17
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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

As of May 7, 2010, there were 79,628,769 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 34,329,728 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding.*

* Excludes 914,516 restricted shares of Class A Common Stock and 1,829,032 restricted shares of Class B Common Stock that have been granted but are being held in escrow, as they have not yet vested and are therefore not treated as outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Three months ended March 31, 2010

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

Dollars in thousands, except share and per share data	(Unaudited) March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$1,041	$678
Restricted cash	2,331	2,637
Short-term investments	28	28
Accounts receivable (less allowance for doubtful accounts of $0 in 2010 and $110 in 2009)	564	674
Notes receivable	1,581	1,602
Inventory, net	96	125
Prepaid marketing commissions and advances	1,234	1,282
Other prepaid expenses and current assets, net	343	332

Total current assets	7,218	7,358

Assets held for sale	5,248	5,248
Property and equipment, net	5,959	6,432
Goodwill	2,529	2,529
Other assets	49	49

TOTAL ASSETS	$21,003	$21,616

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,026	$1,275
Accrued commissions	2,285	2,740
Other accrued expenses	2,405	2,424
Deferred revenue	2,923	2,989
Short-term debt	2,230	1,587
Other current liabilities	1,292	1,274

Total current liabilities	12,161	12,289

Other long-term liabilities:
Other income tax liabilities	187	183
Accrued severance	1,589	1,731

Total other long-term liabilities	1,776	1,914

TOTAL LIABILITIES	13,937	14,203
Commitments and Contingencies (Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 79,601,069 and 76,185,988 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	80	76
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 34,357,428 and 33,613,412 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively; convertible into Class A shares on a one-for-one basis	34	34
Additional paid-in capital	40,927	40,856
Accumulated other comprehensive loss	11	10
Accumulated deficit	(33,964)	(33,541)
Treasury stock, at cost, 25,404 shares at March 31, 2010 and December 31, 2009	(22)	(22)

TOTAL STOCKHOLDERS' EQUITY	7,066	7,413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,003	$21,616

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
Dollars in thousands, except share and per share data	2010	2009
NET REVENUES
ITC and PDS sales and monthly fees	$6,939	$18,608
Travel and product commissions and services	1,888	2,160
Training programs and marketing materials	330	484
Other	128	120

Total net revenues	9,285	21,372

OPERATING EXPENSES
Marketing commissions	2,960	9,367
Travel and product commissions	1,139	1,414
Depreciation and amortization	456	658
Training programs and marketing materials	143	623
General and administrative	4,960	10,922

Total operating expenses	9,658	22,984

OPERATING LOSS	(373)	(1,612)

OTHER INCOME (EXPENSE)
Interest and dividend income	37	27
Interest expense	(67)	(26)
Foreign currency translation gain	-	2

Total other income (expense)	(30)	3

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(403)	(1,609)

INCOME TAX PROVISION	25	110

LOSS FROM CONTINUING OPERATIONS	(428)	(1,719)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF TAX)	5	(193)

NET LOSS	$(423)	$(1,912)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A and Class B shares	113,014,900	103,792,941

Loss per share from continuing operations - basic and diluted*	$(0.00)	$(0.02)
Income (loss) per share from discontinued operations - basic and diluted*	$0.00	$(0.00)
Net loss per share - basic and diluted*	$(0.00)	$(0.02)

*  Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(423)	$(1,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456	658
Provision for uncollectible notes and advances	-	35
Loss on disposal of property and equipment	-	2
Income from disposal of discontinued operations, net of tax	(5)	-
(Recoveries of) reserve against inventory	(14)	263
Reserve against earnest money deposit	-	10
Interest income on notes receivable	-	(1)
Provision for uncollectible interest on notes receivable	-	1
Bad debt provision reversal	(74)	-
Amortization of restricted stock	3	744
Stock option expense	63	61
Compensation expense (credit)	(97)	(271)
Change in operating assets and liabilities:
Restricted cash-collateral used as reserves for credit card processing	300	(177)
Restricted cash-Canadian operations	7	37
Accounts receivable, net	185	1,267
Notes receivable	21	48
Inventory	43	140
Prepaid marketing commissions and advances	48	3,278
Other prepaid expenses and current assets	(11)	(461)
Accounts payable	(249)	(836)
Accrued commissions	(415)	(862)
Other accrued expenses	(94)	1,308
Other current liabilities	19	136
Deferred revenue	(68)	(3,539)
Other income tax liabilities	4	5
NET CASH USED IN OPERATING ACTIVITIES	(301)	(66)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(40)
Proceeds from sale of property and equipment	19	-
Proceeds from asset held for sale	-	872
Cash paid to prepare asset for sale	-	(28)
Proceeds from redemption of short-term investments	-	25
Purchases of short-term investments	-	(105)
NET CASH PROVIDED BY INVESTING ACTIVITIES	17	724

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	650	-
Repayment of short-term debt	(7)	(25)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	643	(25)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4	(30)

NET INCREASE IN CASH	363	603
CASH, BEGINNING OF PERIOD	678	1,203
CASH, END OF PERIOD	$1,041	$1,806

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of capitalized interest)	$62	$24
Income taxes paid	10	16

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for severance liability	$79	$-
Stock option compensation	54	33
Shares issued for restricted stock grant	3	-
Transfer of Class B common stock shares to Class A common stock shares	1	1
Property and equipment included in accounts payable	-	3

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) operates primarily through two wholly-owned subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc.) and its subsidiaries (collectively, “ZamZuu”) and YTB Travel Network, Inc. and its subsidiaries (collectively, “YTB Travel”).  The Company, together with its subsidiaries, is hereafter collectively referred to as the “Company” unless noted otherwise.

The Company markets and provides internet-based business solutions offering travel-related services as well as shopping opportunities through over 550 affiliate stores and nine featured stores.  The two aforementioned operating subsidiaries were formed to divide the Company’s operations into two basic divisions.

ZamZuu, an e-commerce business solution, is strategically positioned in the world of e-commerce to not only continue to capture online travel sales but to also take advantage of the growing trend of online retail sales and is an expansion of shopYTB from 2009.  ZamZuu is specifically designed for the individual who is interested in all facets of online retail.  This business solution is sold for a set-up fee of $249.95 and a monthly hosting fee of $49.95.

In addition, ZamZuu establishes and sells Internet Travel Centers (“ITC” or “ITCs”), formerly referred to as Internet Business Centers, and Product Distribution Systems (“PDS” or “PDSs”), and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell ITC and PDSs through a direct sales model and are compensated via a multilevel marketing commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force, which is responsible for marketing and selling PDSs to Business Owners (“BOs”) and ITCs to Travel Store Owners (“TSOs”), the latter is a collective term for Affiliates, Referring Travel Agents and Travel Agents and formerly known as Site Owner, Travel Site Owners or Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel provides customer access to online travel vendors within the ITC and PDS as well as access to over 550 affiliate stores and nine featured stores within the PDS.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions. YTB Travel is the e-commerce and travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from ITCs and PDSs, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through the ITCs and PDSs.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers as well as high commissionable retail products with the launch of ZamZuu.

The Company provides services to customers located primarily in the United States, but also provides services to customers in Canada, Bermuda, and the Bahamas and maintains its corporate headquarters in the State of Illinois.

NOTE 2 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through the date of issuance of the Company’s condensed consolidated financial statements.  Based upon the evaluation, the Company did not identify any non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.  See Note 15 – “Subsequent Events.”

Certain reclassifications have been made to the 2009 financial statements to conform to the current year presentation as of and for the periods ended March 31, 2010.  In the second quarter of 2009, our Board of Directors approved the sale of REZconnect.  As such, REZconnect operations have been presented as discontinued operations for all periods presented.  Refer to Note 11 – “Discontinued Operations” for additional information.

New Accounting Guidance

Recently Adopted Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the accounting for transfers of financial assets. The amended guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company adopted this guidance in the first quarter of 2010 and the adoption had no impact on the financial position or results of operations as of or for the period ending March 31, 2010.

In June 2009, the FASB issued amended guidance on the consolidation of variable interest entities which requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted this guidance in the first quarter of 2010 and the adoption had no impact on the financial position or results of operations as of or for the period ending March 31, 2010.

In October 2009, the FASB issued guidance amending the accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company adopted this guidance in the first quarter of 2010 and the adoption had no impact on the financial position or results of operations as of or for the period ending March 31, 2010.

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

The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company adopted the revised disclosure guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements as of or for the period ending March 31, 2010.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

NOTE 3 – LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2010, cash totaled $1.0 million.  Based on current cash flow budgets and forecasts of the Company’s short-term and long-term liquidity needs, management believes that the Company’s projected sources of liquidity will be sufficient to meet its projected liquidity needs for the next 12 months.  However, management cannot predict what the effect might be on the Company’s business from events that are beyond the Company’s control, such as the recent global credit and liquidity crisis.  Management will continue to assess the Company’s liquidity position and potential sources of supplemental liquidity in view of the Company’s operating performance, current economic and capital market conditions, and other relevant circumstances.  The Company does not have, but is pursuing establishing, a credit facility from which it may draw for its liquidity needs.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the first quarter of 2010 and 2009 of $428,000 and $1.7 million, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active TSOs and BOs in the Company.  The number of active TSOs and BOs has declined during the first quarter of 2010 by a net of 4,687 to 36,487 active TSOs and BOs as of March 31, 2010 from the 41,174 reported as of December 31, 2009.

The Company is addressing the decline in new ITC and PDS sales and retention of existing TSOs and BOs with the following key marketing and training initiatives:

•
Understanding that the Company’s customers today are more value oriented in their purchase decisions, the Company is expanding the “value” received in purchasing an ITC by bringing “in-house” its new ZamZuu initiative where TSOs can direct customers to shop for items they already purchase online and receive cash back on normal purchases of everyday items, as well as commissions on the purchase of featured specialty products.

•
The Company is developing new marketing programs and enhancing existing marketing programs to communicate the value of its ITCs and PDSs by offering a marketing system that enhances consistent marketing and tracking of the TSOs’ and BOs’ sales efforts via a systematic marketing program.

•	The Company has expanded training of TSOs and BOs by providing them videos on how to conduct home “parties” to help sell the various featured products.

Management believes these factors will contribute toward reducing the Company’s operating losses and working capital deficiency.  However, there can be no assurance that the Company will be successful in achieving its objectives.

The outstanding balance of the Company’s headquarters note as of March 31, 2010 and December 31, 2009 was $1.6 million.  The maturity date of the note was April 30, 2010.  To date, the Company has not paid the $1.6 million balance on the note.  See Note 7 – “Short-Term Debt”.  The Company is currently in negotiations with the lender to renew the note.  Management believes that the Company will be successful in renewing the note; however, there can be no assurance that negotiations will be successful.   Management is also exploring other alternative methods of financing to replace or supplement its current facility.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – NET LOSS PER SHARE

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B) during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B), plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the lapse of restrictions on restricted stock.  These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2010 and 2009, due to the loss we incurred during such periods as their inclusion would have been anti-dilutive.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of an aggregate of 13,020,841 shares as of March 31, 2010 and 17,833,923 shares as of March 31, 2009.  The potentially dilutive securities at March 31, 2010 consist of stock options to purchase up to 4,539,091 shares of common stock, warrants to purchase up to 3,558,783 shares of common stock, and 4,922,967 shares of restricted stock that have been excluded from the calculation until the restrictions lapse.  The potentially dilutive securities at March 31, 2009 consist of stock options to purchase up to 2,429,755 shares of common stock, warrants to purchase up to 3,558,563 shares of common stock, and 11,845,605 shares of restricted stock that have been excluded from the calculation until the restrictions lapse.

NOTE 5 – NOTES RECEIVABLE

On January 20, 2010, the Company assigned a real estate mortgage to Normandy Corporation (“Normandy”) in connection with the execution of a commercial promissory note with Normandy in the amount of $650,000.  See Note 7 – “Short-Term Debt.”

NOTE 6 – INVENTORY, NET

Inventory, net, consists of the following materials available for sale to Reps as of March 31, 2010 and December 31, 2009:

Dollars in thousands	March 31, 2010	December 31, 2009
Audio / video marketing	$4	$29
Printed marketing materials	70	78
Apparel	22	18

Inventory, net	$96	$125

Inventory reserves recorded at March 31, 2010 and December 31, 2009 are $1.0 million.

NOTE 7 – SHORT-TERM DEBT

On July 26, 2009, the $1.9 million balloon payment on the Company’s note on its corporate headquarters matured.  On September 29, 2009, the Company executed a Loan Modification, Renewal, and Extension Agreement (the “Agreement”) effective July 26, 2009, with FH Partners LLC (“FH Partners”) with respect to the Company’s corporate headquarters.

The Agreement renewed the note executed by the Company in connection with the Loan and the Note Renewal in the new amount of $1.9 million (the “Note”) and extended the maturity of the Note Renewal and Loan to April 30, 2010.  The amount due under the Note bears interest at a rate of 8% annually.  The Company paid a principal installment on September 30, 2009.  A second additional principal installment for $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010 then subsequently extended to April 29, 2010. To date, the Company has not made either the $200,000 payment or the outstanding principal balance payment of $1.6 million due April 30, 2010.  FH Partners has not given the Company notice of its intention to accelerate the debt as a result of the Company’s failure to make the $200,000 payment that was due April 29, 2010 or the outstanding principal balance of $1.6 million that was due April 30, 2010.  In the event of default, as defined in the Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the Note due and payable. All other terms of the Note Renewal and the Loan, including the representations and warranties, remain unchanged.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the execution of the agreement to extend to April 29, 2010 the above-mentioned principal payment originally due on December 31, 2010, which the Company entered into on April 22, 2010 (the “Extension”), the Company assigned to FH Partners that certain Promissory Note made payable to the Company in the amount of $500,000 by WR Landing, LLC (the “WR Landing Note”), with a principal balance of $475,000 as of March 31, 2010, and all related documents securing and relating to the WR Landing Note to secure the Note and the Agreement, including that certain Mortgage dated November 24, 2008 securing the WR Landing Note (collectively, the “WR Landing Collateral Documents”).  The Extension provides that in the event the Company pays to FH Partners the amount of $200,000 on or before the close of business on April 29, 2010, FH Partners will return the WR Landing Note to the Company and assign back to the Company all of the WR Landing Collateral Documents.  In the event the Company does not pay $200,000 to FH Partners on or before the close of business on April 29, 2010, on or after April 30, 2010, FH Partners shall only be obligated to return the WR Landing Note to the Company and assign back to the Company all of the WR Landing Collateral Documents in the event the Company pays in full all of its outstanding indebtedness and obligations to FH Partners.  The Extension provides that after April 30, 2010, FH Partners will be entitled to pursue all of its rights and remedies against the Company under or related to all security agreements, mortgages and other documents or instruments executed in connection with or securing the Company’s indebtedness to FH Partners, including pursuant to the Extension.  See Note 3 – “Liquidity and Financial Condition.”

On December 16, 2008, the Company entered into a contract for deed with an unaffiliated third party, (the “Purchaser”), to sell an administrative facility located at One Country Club View Drive, Edwardsville, Illinois, (the “Building One Property”) for the price of $1.5 million.  As of the contract date, the Company received from the Purchaser the sum of $300,000 and will receive the remaining $1.2 million subject to a promissory note signed in connection with the subject contract for deed within 18 months and not later than June 16, 2010.

On January 20, 2010, the Company executed a commercial promissory note with an unaffiliated third party (the “Lender”), in the amount of $650,000 with a maturity date of September 15, 2010.  The note bears interest at a rate of 14.5% per annum, payable in monthly installments of interest only beginning on February 16, 2010.  In connection with the execution of the note and as evidenced by the assignment of promissory note dated January 20, 2010, the Company granted a security interest to Lender in the promissory note dated December 16, 2008 related to the Building One Property, and payable to the Company in the amount of $1.2 million.  As additional security for the note as evidenced by the assignment of mortgage dated January 20, 2010, the Company assigned to Lender the real estate mortgage dated December 16, 2008 made by Purchaser to secure repayment of the Building One Property note to the Company.  In the event that the Company has not received payment in full of all principal and interest due under the terms and conditions of the Building One Property note by June 16, 2010, the Company is to deliver to Lender a fully executed modification of the Building One Property note no later than July 16, 2010, the terms of which must be approved by Lender prior to the modification.

NOTE 8 – SHARE-BASED PAYMENTS

As of March 31, 2010, the Company had a share-based employee compensation plan, a share-based Sales Director bonus plan and a TSO Stock Purchase Plan (the “TSO SPP”).  The share-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”)), the share-based Sales Director bonus plan (the “2007 Sales Director Bonus Plan”) and the TSO SPP are more fully described in Note 14 – “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2004 Plan

Stock Options

On January 19, 2010, the Company’s Board of Directors granted non-qualified stock options to purchase shares of the Company’s Class A Common Stock to eligible employees at an exercise price equal to the closing market price of the Company’s Class A Common Stock on January 19, 2010 (the “Grant Date”) subject to the sufficient availability of shares under the 2004 Plan.  In January 2010, the Company’s 2004 Plan had enough shares available to issue only one-third of the approved award.  In April 2010, the Company’s Board of Directors amended the 2004 Plan to provide for additional shares to cover the previously granted options.  See Note 15 – “Subsequent Events.”  On January 19, 2010, the Company’s eligible employees received a non-qualified stock option award equal to one-third of the award to purchase 1,310,717 shares of the Company’s Class A Common Stock of which 53,427 were forfeited as of March 31, 2010.  These stock options vest one year from the Grant Date and expire five years from the Grant Date.  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for these grants: risk-free interest rate of 1.48%; expected life of 3.0 years; dividend yield of 0% and expected volatility of 117.24%.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  The expected dividend yield is based on historical information and management’s plan.  Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant. The Company recognized $14,000 in compensation expense for the three months ended March 31, 2010 for one-third of the non-qualified stock options awarded under this grant.

The Company recognized $61,000 in compensation expense for all stock options issued under the 2004 Plan for the three months ended March 31, 2010 and 2009.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of March 31, 2010 and 2009 was $194,000 and $398,000, respectively.  Such amount is expected to be recognized over a weighted average amortization period of 0.79 years.

Restricted Stock Awards

On January 19, 2010, the Company’s Board of Directors granted restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “Replacement Awards”).  The Replacement Awards consisted of 613,479 shares of the Company’s Class A Common Stock and 897,584 of the Company’s Class B Common Stock of which 50% vested on the grant date and 50% will vest on the first anniversary of the grant date.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The Company recognized compensation expense for the amortization of the Replacement Awards of $66,000 for the three months ended March 31, 2010.

The Company recorded $3,000 and $744,000 as net compensation expense related to the amortization of all restricted stock awards issued under the 2004 Plan for the three months ended March 31, 2010 and 2009, respectively.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  As of March 31, 2010, there was $197,000 of unrecognized compensation expense related to the 2,179,419 shares of unvested restricted stock.  The weighted average period over which the total unrecognized compensation expense related to these nonvested awards is expected to be recognized is 1.0 years.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2007 Sales Director Bonus Plan

The Company recorded a net increase in accrued bonuses with an offset to additional paid-in capital of $55,000 and $33,000 during the three months ended March 31, 2010 and 2009, respectively, associated with the fair value of the exercisable portion of the grants issued under the 2007 Sales Director Bonus Plan which were net of forfeitures of previously exercisable portions of the grants.  In addition, during the first quarter of 2010 and 2009, accrued bonuses and marketing commissions expense were reduced by $97,000 and $271,000, respectively, for actual forfeitures incurred during the respective quarters.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  Included in accrued commissions on the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively, are $31,000 and $73,000 of accrued bonuses that relate to options that are exercisable in the future.

TSO SPP

The Company recognized $2,000 as a reduction in revenues for equity unit options purchased under the TSO SPP for the three months ended March 31, 2010.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future TSO turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of March 31, 2010 was $42,000.

Option Summary:

The following table provides additional information with respect to the aggregate stock option plan activity for the first three months of 2010 under the Company’s 2004 Plan, 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)

Options outstanding at beginning of 2010	3,561,511	$0.49	$0.33
For the period from January 1, 2009 to March 31, 2010:
Granted	1,310,717	0.07	0.05
Forfeited	(333,137)	0.26	0.34
Expired	-	-	-
Exercised	-	-	-
Options outstanding March 31, 2010	4,539,091	$0.38	$0.25	5.29

Options exercisable at March 31, 2010	1,800,000	$0.54	$0.32	4.17

As of March 31, 2010, the aggregate intrinsic value of all options outstanding and exercisable is $0.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock options outstanding and exercisable as of March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
$0.07 - $1.00	3,639,091	5.22	$0.16	1,240,000	$0.20
$1.01 - $1.67	900,000	5.58	1.28	560,000	1.30

Total	4,539,091	5.29	$0.38	1,800,000	$0.54

One-Time Restricted Stock Award

On January 2, 2010 and 2009, all shares scheduled to vest on such dates under the One-Time Restricted Stock Award were forfeited, as the performance-related vesting conditions specified in the applicable restricted stock award agreements were not met.

As of March 31, 2010, there was approximately $2.8 million of unrecognized compensation expense related to the 2,743,548 shares scheduled to vest on January 2, 2011.  As of March 31, 2010, the Company expects that the performance-related vesting conditions specified in the applicable restricted stock award agreements will not be met for all shares scheduled to vest on January 2, 2011.

Summary

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the One-Time Restricted Stock Award during the three months ended March 31, 2010:

		Weighted
		average
	Restricted	grant-date
	shares	fair value
Non-vested at beginning of 2010	10,767,732	$0.73
For the period from January 1, 2010 to March 31, 2010:
Granted	1,511,063	0.07
Vested	2,961,065	0.19
Forfeited	4,394,763	0.98
Non-vested at March 31, 2010	4,922,967	$0.64

As of March 31, 2010, there was approximately $3.0 million of unrecognized compensation expense related to the 4,922,967 shares of unvested restricted stock under the Company’s 2004 Plan and the One-Time Restricted Stock Award, which includes $2.8 million of unrecognized compensation expense related to the 2,743,548 shares expected to be forfeited on January 2, 2011 due to the failure to meet performance-related vesting conditions.  The Company expects to recognize the remaining $197,000 of total compensation expense not yet recognized related to the remaining nonvested awards over a weighted average period of 1.0 years.

A net compensation credit of $31,000 and a net compensation charge of $534,000 were recognized in the condensed consolidated statement of operations for all stock option and restricted stock plans for the three months ended March 31, 2010 and 2009, respectively.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

During the first quarter of 2010, the Company issued 1,198,032 shares of common stock, with a fair value of $63,000, to Michael Brent under the terms of the Employment Severance Agreement by and between REZconnect and Michael and Derek Brent, Chief Executive Officer and President of REZconnect, respectively and the Company.  See Note 11 – “Discontinued Operations.”

NOTE 10 – RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB Marketing, Inc., now known as ZamZuu, utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives. During the three months ended March 31, 2010 and 2009, the Company expended $2,000 and $153,000, respectively, for these services.  Included in accounts payable on the condensed consolidated balance sheet at March 31, 2010 and December 31, 2009, is $6,000 and $8,000, respectively, for amounts due by the Company for these services.

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

The Company’s rental expense under the Building Two Lease was approximately $8,000 per month, or $25,000 for the quarters ended March 31, 2010 and 2009.  Net deposits of $25,000 and $36,000 are included in other prepaid expenses and current assets in the consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively, which the Company will recognize as rent expense under the remaining term of the Building Two Lease.  In addition to monthly rental payments, the Company is responsible for reimbursement of insurance premiums and repairs and maintenance during the term of the Building Two Lease.  During the three months ended March 31, 2010 and 2009, insurance and repairs and maintenance expense totaled $8,000 and $6,000, respectively.

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises served as additional office space for the Company.  The Magnolia Lease had an initial term of 18 months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009.  Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extended until August 15, 2009. Rent under the Magnolia Lease was approximately $8,000 per month, or $25,000 for quarter ended March 31, 2009.  In addition to monthly rental payments, during the first quarter of 2009, the Company incurred costs of $2,000 for insurance, repairs and common area charges and an additional $2,000 for real estate taxes.

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

Pursuant to the terms of the development contract with Winfield Development for its new corporate headquarters in Wood River, Illinois (the “Contract”), the Company made aggregate payments of $422,000 during the three months ended March 31, 2009.  The Contract was approved by the independent members of the Company’s Board of Directors.  Clay Winfield, who was a member of the Company’s Board of Directors until April 30, 2009, controls Winfield Development.

During the three months ended March 31, 2010 and 2009, the Company expended $119,000 and $52,000, respectively, to J. Lloyd “Coach” Tomer, former director and Chairman of the Company’s Board of Directors, for commissions earned as a Rep.  As of March 31, 2010 and December 31, 2009, $74,000 and $73,000, respectively are included in accounts payable on the condensed consolidated balance sheets and $403,000 and $424,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.  The Company also expended $1,000 in book royalty fees to Mr. Tomer during the first quarter of 2010, which is also included in accounts payable in the condensed consolidated balance sheet as of March 31, 2010.

During the three months ended March 31, 2010 and 2009, the Company expended $75,000 and $49,000, respectively, to J. Scott Tomer, Chairman of the Company’s Board of Directors, for commissions earned as a Rep.  As of March 31, 2010 and December 31, 2009, $8,000 is included in accounts payable on the condensed consolidated balance sheets and $23,000 and $10,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2010 and 2009, the Company expended $31,000 and $49,000, respectively, to J. Kim Sorensen, Vice Chairman of the Company’s Board of Directors, for commissions earned as a Rep.  As of March 31, 2010 and December 31, 2009, $43,000 is included in accounts payable on the condensed consolidated balance sheets and $74,000 and $75,000, respectively, are included in accrued commissions for commissions due Mr. Sorensen.

During the three months ended March 31, 2009, the Company expended $49,000 to Michael Brent, Chief Executive Officer and President of the Company’s former wholly-owned subsidiary REZconnect, for commissions earned as a Rep prior to the sale of REZconnect on June 30, 2009.  See Note 11 – “Discontinued Operations.”  Included in the condensed consolidated balance sheets as of both March 31, 2010 and December 31, 2009, are $43,000 in accounts payable and $65,000 in accrued commissions for commissions due Mr. Brent earned prior to June 30, 2009.

During the three months ended March 31, 2010 and 2009, the Company expended $7,000 and $17,000, respectively, to Lou Brock, a member of the Company’s Board of Directors, for commissions earned as a Rep and a TSO and $1,000 for insurance premiums paid to Mr. Brock for the first quarter of 2009.  Included in accrued commissions on the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 are $2,000 for commissions due Mr. Brock.

During the first quarter of 2009, the Company expended $16,000 in fees to Israeloff, Trattner & Co. for work performed by Andrew Wilder, a member of the Company’s Board of Directors until November 5, 2009.  The fees covered services performed by Andrew Wilder for expanded duties in his role as Audit Committee Chairman and a member of the Compensation Committee of the Company’s Board of Directors.  The independent members of the Company’s Board of Directors approved the fees.

Included in accounts payable at December 31, 2009, are legal fees of $2,000 for work performed by Jack Humes, a member of the Company's Board of Directors.  The fees covered services performed by Jack Humes related to the corporate headquarters building asset held for sale.

NOTE 11 – DISCONTINUED OPERATIONS

The income (loss) from disposition of the REZconnect subsidiary, net of tax, consists of the following for the three months ended March 31, 2010:

Dollars in thousands

True-up of contract termination costs settled in stock	$16

Non-cash accretion of contract termination liability	(11)

Income from disposal, net of tax	$5

The following table summarizes the net revenues and operating results for the REZconnect operations included in discontinued operations for the three months ended March 31, 2010 and 2009:

Dollars in thousands
	2010	2009
Discontinued operations:

Net revenues	$-	$417

Loss from operations before income tax provision	$-	$(192)

Income tax provision	-	(1)

Income from disposal, net of tax	5	-

Income (loss) from discontinued operations, net of tax	$5	$(193)

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the activity in the accrued exit cost liability for the REZconnect subsidiary for the three months ended March 31, 2010:

Dollars in thousands	Fair Value at December 31, 2009	Common stock settlements	Cash payments	Non-cash accretion	Fair Value at March 31, 2010

Contract termination costs	$2,355	$(79)	$(72)	$11	$2,215

Total exit costs	$2,355	$(79)	$(72)	$11	$2,215

In the Company’s condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009, the current portion of the liability balance is $626,000 and $624,000, respectively, which is included in other accrued expenses, and the long-term portion is $1.6 million and $1.7 million, respectively, which is included in accrued severance.

NOTE 12 – SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of ITCs and PDSs, including the development of a sales network (“Marketing”), and sales of travel and other products through ITCs and PDSs (“Product”), formerly referred to as the Travel segment.  The Company’s business segments operate primarily in the United States, but also have operations in Canada, Bermuda and the Bahamas and are structured for potential additional international growth.

Prior to the first quarter of 2010, the Company had reported in two operating segments, Marketing and Travel.  With the launch of ZamZuu in January 2010, the Company renamed the Travel segment to the Product segment since the commissions received and paid on retail products purchased through the ZamZuu business solution are processed by the YTB Travel subsidiary.

The following tables summarize the financial information concerning the Company's reportable segments.  As previously discussed, the Company has sold its REZconnect subsidiary, formerly included in our Product segment, and as such, the results of these operations are presented as discontinued operations and are not included in the segment data presented.  The “Parent” column includes corporate items not specifically allocated to the segments.

Dollars in thousands

Three months ended March 31, 2010	Marketing	Product	Parent	Total

External and inter-segment revenue	$7,286	$1,999	$-	$9,285
Income (loss) from continuing operations	647	(599)	(476)	(428)
Assets	8,140	717	12,146	21,003
Depreciation and amortization	241	22	193	456
Capital expenditures	0	0	2	2

Three months ended March 31, 2009	Marketing	Product	Parent	Total

External and inter-segment revenue	$19,092	$2,280	$-	$21,372
Income (loss) from continuing operations	1,260	(1,143)	(1,836)	(1,719)
Assets (1)	8,519	775	12,322	21,616
Depreciation and amortization	344	111	203	658
Capital expenditures	32	-	11	43

(1) Segment totals represent assets as of December 31, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

GEOGRAPHICAL FINANCIAL INFORMATION:

Net revenues for the three months ended March 31, 2010 and 2009 consist of:

Dollars in thousands
	2010	2009

United States	$8,971	$20,892
Canada	314	480
Total net revenues	$9,285	$21,372

All long-lived assets as of March 31, 2010 and December 31, 2009 were located in the United States.

NOTE 13 – INCOME TAXES

As of March 31, 2010 and December 31, 2009, the Company had approximately $1.4 million of unrecognized tax benefits.  Of the unrecognized tax benefits at March 31, 2010, $187,000, if recognized, would impact the Company’s effective income tax rate.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against the Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois.  The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois.  The two cases have now been consolidated and are proceeding together before the same judge. The plaintiffs have filed a consolidated complaint, seeking damages of over $100 million.  On February 9, 2009, the Company filed motions to dismiss the consolidated complaint.

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards.  As of July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  The Court granted their motions and a second amended complaint was filed on December 24, 2009.  On February 12, 2010, the Company filed motions to dismiss the amended consolidated complaint.  On April 19, 2010, the Court granted the Motion to Dismiss as to all the out-of-state plaintiffs.  As a result, there is only one remaining plaintiff who is a citizen of Illinois.  Consequently, the Court has requested further briefing on the issue of whether the Court retains jurisdiction to hear the matter when both plaintiffs and defendants are citizens of the same state.  The additional briefing is due on May 19, 2010.

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

NOTE 15 – SUBSEQUENT EVENTS

On April 6, 2010, the Board of Directors of the Company adopted a resolution to (i) terminate the existing employment agreement dated effective January 1, 2008 between the Company and J. Lloyd Tomer, former Chairman of the Board and (ii) enter into a Master Distributor Letter of Understanding (the “Letter”) between the Company and J. Lloyd Tomer.  Upon approval by the Board, the Letter was retroactive to compensation earned as of February 1, 2010.  Under the Letter, Mr. Tomer will earn commissions and overrides generated by the Director 5 position occupied by a former sales director in lieu of his current salary subject to certain salary reduction limitations.  In addition, he will receive a monthly marketing stipend as well as reimbursement for business related expenses as defined in the Letter.

Also, on April 6, 2010, the Board adopted a resolution to modify paragraph 3.3 of the existing employment agreement dated effective January 1, 2008 between the Company and J. Scott Tomer, Chairman of the Board (the “Modification”).  Upon approval by the Board, the Modification was retroactive to compensation earned as of February 1, 2010.  Under the Modification, J. Scott Tomer will earn commissions and overrides generated by the Director 4 position occupied by a former sales director in lieu of earning commissions and overrides generated by Representative position #2.  All other terms and conditions of his existing employment agreement remain unchanged.

As of April 16, 2010, the Company’s Board of Directors amended the 2004 Plan to increase the total number of shares of Common Stock reserved and available for distribution under the 2004 Plan from 15,000,000 shares to 20,000,000 shares.  This amendment made available a sufficient number of shares to cover the remaining two-thirds of the non-qualified stock option award granted by the Company’s Board of Directors on January 19, 2010 (the “Grant Date”).  See Note 8 – “Share-Based Payments.”  These additional two-thirds of the January 19, 2010 grant represent options to purchase 2,621,581 shares of the Company’s Class A Common Stock, 50% vesting two years from the Grant Date and 50% vesting three years from the Grant Date with all options expiring five years from the Grant Date.

On April 22, 2010, the Company entered into the Extension with FH Partners pursuant to which the due date for the $200,000 principal payment due under the terms of the Loan Modification, Renewal, and Extension Agreement originally due on December 31, 2009 and extended to January 31, 2010, was extended to April 29, 2010.  As consideration for the extension of the due date, the Company assigned to FH Partners the WR Landing Note in the amount of $500,000, with a principal balance of $475,000 as of March 31, 2010, and the WR Landing Collateral Documents.  The Extension provides that in the event the Company pays to FH Partners the amount of $200,000 on or before the close of business on April 29, 2010, FH Partners will return the WR Landing Note to the Company and assign back to the Company all of the WR Landing Collateral Documents.  In the event the Company does not pay $200,000 to FH Partners on or before the close of business on April 29, 2010, on or after April 30, 2010, FH Partners shall only be obligated to return the WR Note to the Company and assign back to the Company all of the WR Landing Collateral Documents in the event the Company pays in full all of its outstanding indebtedness and obligations to FH Partners. After April 30, 2010, FH Partners will be entitled to pursue all of its rights and remedies against the Company under or related to all security agreements, mortgages and other documents or instruments executed in connection with or securing the Company’s indebtedness to FH Partners, including pursuant to the Extension. The Company agreed to pay FH Partners an extension fee of $10,000 in connection with the Extension, which Extension is contingent upon payment of the extension fee.  As of this date, the Company has not made either the $200,000 payment or the outstanding principal balance payment of $1.6 million due April 30, 2010.  FH Partners has not given the Company notice of its intention to accelerate the debt as a result.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of YTB International, Inc. and its subsidiaries (“YTB” “we,” “our” and  the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings.  The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders.  In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions.  Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors, risks and uncertainties can be found in Item 1A of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009 as may be updated from time to time in the Company’s filings with the SEC.

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

Overview

We are a leading marketer and provider of internet-based business solutions offering travel-related services as well as shopping opportunities through over 550 affiliate stores and nine featured stores.  We operate through our two wholly-owned subsidiaries and their respective subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc., “ZamZuu”) and YTB Travel Network, Inc. (“YTB Travel”).

On January 15, 2010, the Company renamed its YTB Marketing, Inc. subsidiary ZamZuu, Inc. and simultaneously launched ZamZuu, an e-commerce business solution.  ZamZuu is strategically positioned in the world of e-commerce to not only continue to capture online travel sales but to also take advantage of the growing trend of online retail sales and is an expansion of shopYTB from 2009.  ZamZuu is specifically designed for the individual who is interested in all facets of online retail.  This business solution is sold for a set up fee of $249.95 and a monthly hosting fee of $49.95.  In conjunction with the launch of ZamZuu, the Company no longer operates under the trade name “YourTravelBiz™” or the website “YourTravelBiz.com ®.”

In addition, ZamZuu establishes and sells Internet Travel Centers (“ITC” or “ITCs”), formerly referred to as Internet Business Centers, and Product Distribution Systems (“PDS” or “PDSs”), and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell ITCs and PDSs through a direct sales model and are compensated via a multilevel marketing commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force, which is responsible for marketing and selling PDSs to Business Owners (“BOs”) and ITCs to Travel Store Owners (“TSOs”), the latter is a collective term for Affiliates, Referring Travel Agents and Travel Agents and formerly known as Site Owners, Travel Site Owners or Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel provides customer access to online travel vendors within the ITC and PDS as well as access to over 550 affiliate stores and nine featured stores within the PDS.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions. YTB Travel is the e-commerce and travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from ITCs and PDSs, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through the ITCs and PDSs.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers as well as high commissionable retail products with the launch of ZamZuu.

We believe that the shift to the internet for shopping and for booking travel and our unique programs for our TSOs and our BOs place us in a valuable and unique position to provide an income stream for our TSOs and BOs and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry and/or to shop online at over 550 affiliate stores offering cash back as well as discounts.  The emerging market shift to the internet for shopping and travel services presents the opportunity for advancement of products and services by referral relationships.  Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty.  By contrast, each TSO and BO develops personal relationships with his or her customers, who book travel or shop through the TSO’s ITC or the BO’s PDS, thereby creating a significant advantage for our sales force over the major online travel companies and online shopping sites.  Typically, the cost to book a trip through a TSO or BO is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites.  The ITCs and PDSs provide access to more than 35 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and others.  For shopping, customers receive cash back in the range of 2.5% to 12% and are eligible for all discounts offered by the online retailer.

In addition to our travel related products, we are very excited about the introduction of new high commissionable retail products with the launch of ZamZuu.  We believe we are at the beginning of a paradigm shift as it pertains to retail shopping.  We are designing the appropriate product mix, technology platforms and marketing programs to address this in the months and years to come.

Our revenues are comprised primarily of ITC and PDS sales and monthly ITC and PDS web hosting fees, commissions paid by travel providers, commissions on the sales of products through the ZamZuu network of online retail stores and direct sales of travel.  In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.”  Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on either the expected date of travel or the retail product date of purchase.  Overrides are recognized on an accrual basis based on prior year’s expense adjusted for current year volumes.  Revenue from the sale of ITCs and PDSs is deferred and recognized ratably as revenue over a twelve-month period, which represents the average lifespan during which a TSO or BO remains with our Company.

Commissions earned on affiliated stores are in the form of cash back to the customer making the purchases and a matching payment to the TSO and BO with the rates in a range of 2% to 15% of the purchase.  Commissions earned on featured stores range up to 50% with the Company earning the first 20% and the BO and marketing organization sharing the remaining 80%.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages and a nominal service fee for airline tickets.  During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume business.  YTB Travel expects that its average commission rate from online transaction revenues will increase due to a higher proportion of non-commodity product sales and an increase in higher profit negotiated preferred supplier contracts.  Each TSO or BO pays a monthly web hosting fee of $49.95 to us, and can earn transactional compensation from travel purchased from his or her PDS or ITC in the range of 60% to 100% of the commission earned.  There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

We anticipate a continuing decline in revenues in the coming months due to the general economic conditions and the trending decline in the number of active TSOs and BOs.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on ZamZuu, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

Results of Operations

The following tables set forth, for the three months ended March 31, 2010 and 2009, as indicated, the percentage relationship of certain items from the Company’s condensed consolidated statement of operations to total net revenues.  A summary of consolidated results follows.

Dollars in thousands	Three months ended March 31,
	2010	% of Net Revenues	2009	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)

NET REVENUES
ITC and PDS sales and monthly fees	$6,939	74.7%	$18,608	87.1%	$(11,669)	(62.7)%
Travel and product commissions and services	1,888	20.3%	2,160	10.1%	(272)	(12.6)%
Training programs and marketing materials	330	3.6%	484	2.3%	(154)	(31.8)%
Other	128	1.4%	120	0.5%	8	6.7%

Total net revenues	9,285	100.0%	21,372	100.0%	(12,087)	(56.6)%

OPERATING EXPENSES
Marketing commissions	2,960	31.9%	9,367	43.8%	(6,407)	(68.4)%
Travel and product commissions	1,139	12.3%	1,414	6.6%	(275)	(19.4)%
Depreciation and amortization	456	4.9%	658	3.1%	(202)	(30.7)%
Training programs and marketing materials	143	1.5%	623	2.9%	(480)	(77.0)%
General and administrative	4,960	53.4%	10,922	51.1%	(5,962)	(54.6)%

Total operating expenses	9,658	104.0%	22,984	107.5%	(13,326)	(58.0)%

OPERATING LOSS	(373)	(4.0)%	(1,612)	(7.5)%	1,239	(76.9)%

OTHER INCOME (EXPENSE)
Interest and dividend income	37	0.4%	27	0.1%	10	37.0%
Interest expense	(67)	(0.7)%	(26)	(0.1)%	(41)	157.7%
Foreign currency translation loss	-	0.0%	2	0.0%	(2)	(100.0)%

Total other income (expense)	(30)	(0.3)%	3	0.0%	(33)	n/m *

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(403)	(4.3)%	(1,609)	(7.5)%	1,206	(75.0)%

INCOME TAX PROVISION	25	0.3%	110	0.5%	(85)	(77.3)%

LOSS FROM CONTINUING OPERATIONS	(428)	(4.6)%	(1,719)	(8.0)%	1,291	(75.1)%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF TAX)	5	0.0%	(193)	(0.9)%	198	(102.6)%

NET LOSS	$(423)	(4.6)%	$(1,912)	(8.9)%	$1,489	(77.9)%

*Not meaningful

The following tables set forth information concerning (i) the number of TSOs and BOs that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three months ended March 31, 2010 and 2009, and (ii) the weighted average number of active TSOs and BOs during each such period:

2010	Beginning Balance Active TSOs and BOs	New TSOs	New BOs	Deactivations	Ending Balance Active TSOs and BOs	Weighted Average Active TSOs and BOs

Three months ended March 31, 2010	41,174	657	2,762	8,106	36,487	37,844

2009	Beginning Balance Active TSOs and BOs	New TSOs	New BOs	Deactivations	Ending Balance Active TSOs and BOs	Weighted Average Active TSOs and BOs

Three months ended March 31, 2009	92,383	7,427	-	26,009	73,801	79,022

The above figures represent the number of active TSOs and BOs paying $49.95 per month for monthly web hosting fees.  New TSOs represents the number of ITCs sold during the respective periods.  New BOs represents the number of PDSs sold during the respective periods.  As each new ITC and PDS is sold, marketing commissions are paid on that sale.  During the first quarter of 2010, the Company sold 563 new ITCs at $449.95 compared to 5,525 in the first quarter of 2009.  The stores sold at $449.95 entitle the TSOs the option of completing training which allows them to earn higher travel commission levels.  During the first quarter of 2009, the Company sold 1,902 ITCs at a rate of $250.00 as part of a Christmas special promotional program that began in December of 2008.  This program allowed potential TSOs the opportunity to access the site for a lower initial fee.  The TSOs were then given the option of upgrading to the full price membership in order to realize the full benefit of ownership.  This program ended during the third quarter of 2009.  Also in the third quarter of 2009, the Company introduced a payment plan under which the TSOs could pay $99.95 per month for five months, which allowed customers flexible payment terms for purchase of the store.  The Company sold 94 ITCs with the payment plan in the first quarter of 2010.  This program ended in the first quarter of 2010.   Also during the first quarter of 2010, the Company introduced a new program focused on selling PDSs at $249.95 each.  The Company sold 2,762 PDSs during the first quarter of 2010.  The number of sales, and the number of recurring monthly web hosting fees paid, each directly impacts our revenues and expenses.  Likewise, each recurring monthly web hosting fee paid results in marketing commissions paid to our Reps. As the number of active TSOs and BOs declines, the amount of our travel and product commission revenue decreases as well. Correspondingly, our travel and product commission expense follows suit.

A TSO or BO can be deactivated for a number of reasons.  For example, the payment method used to pay for monthly web hosting fees may no longer be valid or may have been changed and a TSO or BO may fail to update this information.  If the TSO or BO fails to provide payment for future months’ web hosting fees in advance of the service being provided, the TSO or BO will be deactivated automatically after an applicable grace period.  We also have a cancellation policy that allows a TSO or BO to voluntarily discontinue his or her PDS or ITC, which is deactivated at the time the request is made.  PDSs or ITCs may be reactivated by simply resuming payment of monthly web hosting fees from that point forward.  We reserve the right to deactivate any TSO or BO which we believe may have fraudulent activity associated with it or with its owner.

Deactivations in relation to the number of new TSOs or BOs during a specified period, is a key component in the calculation performed to determine the average lifespan that an individual remains with our Company.  If the proportion of TSO and BO deactivations were to grow as a percentage of active paying TSOs and BOs, the average lifespan would decrease and vice versa.  In the event of such a decrease, we would accelerate the time frame over which we recognize the income and offsetting expense, relating to the TSO and BO initial sign-up fees.  This acceleration would have a positive impact on our bottom line, as the amount of revenue deferred from TSO and BO sign-up fees outweighs the offsetting deferred expense for commissions related to such sign-up. With no change in the commission structure, we expect the trend of revenues exceeding the related expenses to continue.

The decline on a year-to-year basis of our organization that is evidenced by the above numbers directly impacts our financial results, both in terms of revenue and expense recognition. As fewer ITCs and PDSs are sold and maintained, the amount of marketing and travel and product commissions correspondingly decreases.  As these decreases occur, we must reduce infrastructure costs that are volume driven, such as wage and benefit costs as well as other discretionary expenditures.

The Company is addressing the decline in new ITC and PDS sales and existing TSO and BO retention with the following key initiatives:

•
Through our ongoing marketing, we are balancing initiatives to attract new TSOs and BOs and retain existing TSOs and BOs.  Understanding that today, our customers are more value oriented in their purchase decisions, we are expanding the “value” received in purchasing an ITC or PDS by bringing “in-house” our new ZamZuu business solution where TSOs and BOs can direct customers to shop for items they already purchase and receive cash back on normal purchases of everyday items, as well as commissions on the purchase of featured specialty products.

•
We are developing new marketing programs and enhancing existing marketing programs to communicate the value of our ITCs and PDSs by offering a marketing system that enhances consistent marketing and tracking of the TSOs’ and BOs’ sales efforts via a systematic marketing program.

•
Training has been expanded by providing TSOs and BOs with videos on how to conduct home parties to help sell the various featured products.  The recent launch of a “media center” provides easier access and a larger variety of training videos.

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

We reported net loss for the quarter ended March 31, 2010 of $423,000, or $0.00 per basic and diluted share, compared to net loss of $1.9 million, or $0.02 per basic and diluted share, for the comparable quarter of 2009.  Net income from discontinued operations for the quarter ended March 31, 2010 was $5,000, or $0.00 per basic and diluted share, compared to a net loss of $193,000, or $0.00 per basic and diluted share, for the comparable quarter of 2009.

The following discussions of the Company’s results of continuing operations exclude the results related to our former subsidiary REZConnect Technologies, Inc. (“REZconnect”).  This business has been segregated from continuing operations and included in discontinued operations for the three months ended March 31, 2010 and 2009.  See Note 11 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

The Company’s results of continuing operations were as follows:

Net Revenues

Net revenues totaled $9.3 million and $21.4 million in the first quarter of 2010 and 2009, respectively.

•
ITC and PDS sales along with monthly fees decreased $11.7 million to $6.9 million in the first quarter of 2010 compared to $18.6 million in the comparable prior year quarter.  This decrease is attributable to the following:

▪
ITC and PDS sales revenue decreased $5.5 million in the first quarter of 2010 to $1.0 million from the $6.5 million reported in the comparable prior year quarter.  We have experienced a decrease in the actual number of ITCs and PDSs sold for the three months ended March 31, 2010 to 3,419 from 7,427 in the prior year period.   As a result, the average number of sales for which we were able to recognize revenue decreased to 1,089 in the first quarter of 2010 from 4,964 for the same period in 2009.  In addition, the average amount of recognized revenue from each new sale decreased to $354.44 in the first quarter of 2010 from $443.62 in the comparable quarter in 2009 due to the introduction of the PDSs in the first quarter of 2010, which are sold for $249.95.  We believe the decline in the number of new ITC and PDS sales is mostly attributable to the current economic downturn present in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on the ZamZuu business solution, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

▪
Monthly renewal fees revenue decreased $6.0 million in the first quarter of 2010 to $5.9 million from the $11.9 million reported in the comparable prior year quarter. The decrease is in direct relation to the number of active paying TSOs and BOs.  The weighted average of paying TSOs and BOs per month decreased from 79,022 for the three months ended March 31, 2009 to 37,844 for the same period in 2010.  We anticipate a continued decline in the number of active paying TSOs and BOs in the coming months due to the general economic conditions in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on the ZamZuu business solution, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

•
Travel and product commissions and services revenue for the first quarter of 2010 decreased $272,000 to $1.9 million from the $2.2 million reported in the comparable prior year quarter.  The decrease in travel and product commissions and services revenue is attributable to the decrease in the number of active ITCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2010.  In addition, general economic conditions have lowered the overall demand for travel.

•
Training programs and marketing materials revenue decreased $154,000 in the first quarter of 2010 to $330,000 from $484,000 in the comparable prior year quarter.   The decrease was primarily due to a reduction in the number of training events that the Company held.  The reduction in the number of training events held were related to the decline in the number of new ITC and PDS sales and the number of active paying TSOs and BOs compared to what we have experienced in the past.  We expect this trend to stabilize in the coming months as our new focus on the ZamZuu business solution helps stabilize sales and attrition.

Operating Expenses

•
Marketing commissions decreased $6.4 million in the first quarter of 2010 to $3.0 million from $9.4 million in the first quarter of 2009.  Commission expense related to new sales declined $4.2 million directly related to the decline in the number of new ITC and PDS sales.  The average number of new sales for which we recognized a commission expense decreased to 1,089 in the first quarter of 2010 compared to 4,964 in the first quarter of 2009.  At the same time, the average amount of recognized expense for each new sale decreased to $268.46 in 2010 compared to $370.29 in 2009.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $2.2 million in commission expense relating to TSO and BO monthly renewal fees.  This is a direct result of the decline in the number of average active TSOs and BOs for the first quarter of 2010 compared to the same period in 2009.

•
Travel and product commissions for the first quarter of 2010 decreased $275,000 to $1.1 million from $1.4 million reported in the comparable quarter of 2009.  The decrease in travel and product commissions is primarily attributable to the decrease in the number of active TSOs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2010, in addition to an overall decline in the volume of travel due to current economic conditions.

•
Depreciation for the first quarter of 2010 decreased $202,000 to $456,000 from $658,000 reported in the first quarter of 2009.  The decrease is primarily attributable to the sale of Company vehicles, excess computers, and the retirement of software that was not being utilized.

•
Training programs and marketing materials expense decreased $480,000 to $143,000 in the first quarter of 2010 from $623,000 reported in the first quarter of 2009.  The Company experienced a decrease in training material sales of $97,000 as a result of the elimination of the sales of magazines and a reduction in the number of new ITC and PDS sales compared to what we have experienced in the past.  The inventory reserve decreased $277,000 in the first quarter of 2010 compared to the same period in 2009, net of additions and disposals.   Fulfillment labor and freight decreased $131,000 in the first quarter of 2010 compared to the same period in 2009, directly related to the reduction of sales of magazines and sales aids and the creation of more online sales materials.

•
General and administrative expenses decreased $6.0 million to $5.0 million in the first quarter of 2010 from $10.9 million in the same quarter of 2009.  As a percentage of total net revenues, these expenses were 53.4% in the first quarter of 2010 and 51.1% in the first quarter of 2009.  The decrease in general and administrative expense in 2010 is primarily attributable to the costs associated with the reduction of new ITC and PDS sales and active TSOs and BOs.  The decreases year over year relate primarily to:

▪	Merchant processing fees decreased $252,000 directly related to the number of transactions processed by the Company, linked to the downturn in revenue.
▪	Accounting fees decreased $313,000 due to lower annual audit costs.
▪
Restricted stock amortization decreased $740,000 due to a decline in the Company’s stock price, a reduction in the number of restricted stock awards granted in 2010 compared to 2009 and first quarter forfeitures associated with restricted stock awards granted during the first quarter of 2009.

▪
Legal settlement expense decreased $1.0 million due to an accrual for the legal settlement related to the suit filed by the California Attorney General’s Office in the first quarter of 2009 that was not repeated in the first quarter of 2010.

▪	Salaries and related benefits decreased $1.3 million due to the reduction in the home office staff.
▪	Legal fees decreased $1.5 million directly related to the reduction in defense costs associated with the suit filed by the California Attorney General’s Office.

BUSINESS SEGMENTS

We operate in the following two business segments:  Marketing and Product.  Our business segments operate primarily in the United States, but also have operations in Canada, Bermuda, and the Bahamas and are structured for potential additional international growth.  The “Parent” discussions include corporate items not specifically allocated to the segments.

Prior to the first quarter of 2010, the Company had reported in two operating segments, Marketing and Travel.  With the launch of ZamZuu in January 2010, the Company renamed the Travel segment to the Product segment since the commissions received and paid on retail products purchased through the ZamZuu business solution are processed by the YTB Travel subsidiary.

The following is a discussion of our results of operations within each segment.

Marketing Segment

Dollars in thousands	Three months ended March 31,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
ITC and PDS sales and monthly fees	$6,939	$18,608	$(11,669)	(62.7)%
Training programs and marketing materials	323	445	(122)	(27.4)%
Other	24	39	(15)	(38.5)%

Total net revenues	7,286	19,092	(11,806)	(61.8)%

OPERATING EXPENSES
Marketing commissions	2,960	9,367	(6,407)	(68.4)%
Depreciation and amortization	241	344	(103)	(29.9)%
Training programs and marketing materials	133	601	(468)	(77.9)%
General and administrative	3,296	7,430	(4,134)	(55.6)%

Total operating expenses	6,630	17,742	(11,112)	(62.6)%

OPERATING INCOME	$656	$1,350	$(694)	(51.4)%

Net Revenues

•
ITC and PDS sales, along with monthly fees decreased $11.7 million to $6.9 million in the first quarter of 2010 compared to $18.6 million in the comparable prior year quarter.  This decrease is attributable to the following:

▪
ITC and PDS sales revenue decreased $5.5 million in the first quarter of 2010 to $1.0 million from the $6.5 million reported in the comparable prior year quarter.  We have experienced a decrease in the actual number of ITCs and PDSs sold for the three months ended March 31, 2010 to 3,419 from 7,427 in the prior year period.   As a result, the average number of sales for which we were able to recognize revenue decreased to 1,089 in the first quarter of 2010 from 4,964 for the same period in 2009.  In addition, the average amount of recognized revenue from each new sale decreased to $354.44 in the first quarter of 2010 from $443.62 in the comparable quarter in 2009 due to the introduction of the PDSs in the first quarter of 2010, which are sold for $249.95.  We believe the decline in the number of new ITC and PDS sales is mostly attributable to the current economic downturn present in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on the ZamZuu business solution, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

▪
Monthly renewal fees revenue decreased $6.0 million in the first quarter of 2010 to $5.9 million from the $11.9 million reported in the comparable prior year quarter. The decrease is in direct relation to the number of active paying TSOs and BOs.  The weighted average of paying TSOs and BOs per month decreased from 79,022 for the three months ended March 31, 2009 to 37,844 for the same period in 2010.  We anticipate a continued decline in the number of active paying TSOs and BOs in the coming months due to the general economic conditions in the United States and Canada.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on the ZamZuu business solution, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

•
Training programs and marketing materials revenue decreased $122,000, in the first quarter of 2010 to $323,000 from $445,000 in the comparable prior year quarter.  The decrease was primarily due to a reduction of $65,000 in the sales of magazines, sales aids, and related shipping revenue, along with a reduction in the number of training events that the Company held resulting in a decrease of $57,000 in revenue.  These reductions in sales are primarily due to a decrease in the number of new ITC and PDS sales compared to what we have experienced in the past.   We expect this trend to stabilize in the coming months, due to the release of a new training program, RPM, which was released late in the third quarter of 2009, as well as new marketing initiatives aimed at the stabilization of our sales force.   Qualified representatives of the Company in various cities throughout the country teach RPM Training, which includes a complete study of all YTB products, how to sell them, and how to build a successful YTB business.

Operating Expenses

•
Marketing commissions decreased $6.4 million in the first quarter of 2010 to $3.0 million from $9.4 million in the first quarter of 2009.  Commission expense related to new sales declined $4.2 million directly related to the decline in the number of new ITC and PDS sales.  The average number of new sales for which we recognized a commission expense decreased to 1,089 in the first quarter of 2010 compared to 4,964 in the first quarter of 2009.  At the same time, the average amount of recognized expense for each new sale decreased to $268.46 in 2010 compared to $370.29 in 2009.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $2.2 million in commission expense relating to TSO and BO monthly renewal fees.  This is a direct result of the decline in the number of average active TSOs and BOs for the first quarter of 2010 compared to the same period in 2009.

•
Depreciation and amortization decreased $103,000 to $241,000 in the first quarter of 2010 from $344,000 in the first quarter of 2009.   The decrease is primarily attributable to the sale of Company vehicles and excess computers.

•
Training programs and marketing materials expense decreased $468,000 to $133,000 from $601,000 reported in the first quarter of 2009.  The Company experienced a decrease in training material sales of $97,000 directly affected by the elimination of the sales of magazines and a reduction in the number of new ITC and PDS sales compared to what we have experienced in the past.  The inventory reserve decreased $277,000 in the first quarter of 2010 compared to the same period in 2009, net of additions and disposals.  Fulfillment labor and freight decreased $131,000 in the first quarter of 2010 compared to the same period in 2009, directly related to the reduction of sales aids and magazine sales and the creation of more online sales materials.

•
General and administrative expenses decreased $4.1 million to $3.3 million in the first quarter of 2010 from $7.4 million in the first quarter of 2009.  As a percentage of total marketing net revenues, these expenses were 45.2% in the first quarter of 2010 and 38.9% in the first quarter of 2009. The decrease in general and administrative expense in 2010 is primarily attributable to the costs associated with the reduction of ITC and PDS sales and active TSOs and BOs.  The decreases year over year relate primarily to:

▪	Merchant processing fees decreased $252,000 directly related to the number of transactions processed by the Company, linked to the downturn in revenue.
▪
Corporate allocation from the parent decreased $3.4 million due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Product Segment

Dollars in thousands	Three months ended March 31,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Travel and product commissions and services	$1,888	$2,160	$(272)	(12.6)%
Training programs and marketing materials	7	39	(32)	(82.1)%
Other	104	81	23	28.4%

Total net revenues	1,999	2,280	(281)	(12.3)%

OPERATING EXPENSES
Travel and product commissions	1,139	1,414	(275)	(19.4)%
Depreciation and amortization	22	111	(89)	(80.2)%
Training programs and marketing materials	10	22	(12)	(54.5)%
General and administrative	1,425	1,875	(450)	(24.0)%

Total operating expenses	2,596	3,422	(826)	(24.1)%

OPERATING LOSS	$(597)	$(1,142)	$545	(47.7)%

Net Revenues

•
Travel and product commissions and services revenue for the first quarter of 2010 decreased $272,000 to $1.9 million from the $2.2 million reported in the comparable prior year quarter.  The decrease in travel and product commissions and services revenue is attributable to the decrease in the number of active ITCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2010.  In addition, general economic conditions have lowered the overall demand for travel.

•
Training programs and marketing materials revenue decreased $32,000 to $7,000 from $39,000 reported in the first quarter of 2009 due to temporarily suspending a program aimed at sharing travel commissions with certain non-profit organizations which eliminated the requirement for training.

•
Other revenue increased in the first quarter of 2010 by $23,000 to $104,000 from $81,000 reported in the comparable prior year quarter.  This increase primarily results from the introduction of the shopYTB program, which was transitioned to ZamZuu, in the second quarter of 2009 which generated revenue of $117,000 during the first quarter of 2010.

Operating Expenses

•
Travel and product commissions for the first quarter of 2010 decreased $275,000 to $1.1 million from $1.4 million reported in the same comparable quarter of 2009.  The decrease in travel and product commissions is primarily attributable to the decrease in the number of active TSOs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2010, in addition to an overall decline in the volume of travel due to current economic conditions.

•
Depreciation and amortization was $22,000 in the first quarter of 2010 compared to $111,000 in the corresponding quarter of 2009.  The decrease of $89,000 in depreciation and amortization is primarily attributable to the retirement of software that was not being utilized.

•
Training programs and marketing material expense decreased $12,000 to $10,000 from $22,000 reported in the first quarter of 2009 due to the elimination of promotional items that were purchased in the first quarter of 2009.

•
General and administrative expenses decreased $450,000 to $1.4 million in the first quarter of 2010 from $1.9 million in the first quarter of 2009.  As a percentage of total travel net revenues, these expenses were 71.3% in 2010 and 82.2% in 2009. The decrease year over year relates primarily to:

▪	Salaries and related benefits decreased $233,000 due to the reduction in the home office staff.
▪
Corporate allocation from the parent decreased $126,000 due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Parent

Dollars in thousands	Three months ended March 31,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Other	$-	$-	$-	n/m *

Total net revenues	-	-	-	n/m *

OPERATING EXPENSES
Depreciation and amortization	193	203	(10)	(4.9)%
General and administrative	239	1,617	(1,378)	(85.2)%

Total operating expenses	432	1,820	(1,388)	(76.3)%

OPERATING LOSS	$(432)	$(1,820)	$1,388	(76.3)%

*Not meaningful

Operating Expenses

•
Depreciation and amortization was $193,000 in the first quarter of 2010 compared to $203,000 in the corresponding quarter of 2009.  The decrease in depreciation and amortization of $10,000 is primarily attributable to the fully amortized software in 2009 and the impairment and transfer of intangible assets to the Marketing and Product segments.

•
General and administrative expenses, net of corporate allocation, decreased $1.4 million to $239,000 in the first quarter of 2010 from $1.6 million in the first quarter of 2009.  The decreases year over year relate primarily to:

▪	Salaries and related benefits decreased $990,000 due to the reduction in the home office staff.
▪
Legal settlement expense decreased $1.0 million due to an accrual for the legal settlement related to the suit filed by the California Attorney General’s Office in the first quarter of 2009 that was not repeated in the first quarter of 2010.

▪
Due to the overall decrease in allocable expenses as individually discussed below, the corporate allocation to the segments decreased $3.5 million.  Allocable expenses include contract labor, legal fees, accounting fees, consulting fees, restricted stock amortization and stock option expense.

•	Contract labor decreased $240,000 primarily due to the elimination of numerous consultants and the conversion of consultants to full time employees.
•	Accounting and audit fees decreased $313,000 due to decreased annual audit costs.
•
Restricted stock amortization decreased $740,000 due to a decline in the Company’s stock price, a reduction in the number of restricted stock awards granted in 2010 compared to 2009 and first quarter forfeitures associated with restricted stock awards granted during the first quarter of 2009.

•	Legal fees decreased $1.5 million directly related to the reduction in defense costs associated with the suit filed by the California Attorney General’s Office.

Discontinued Operations

The results of the REZconnect subsidiary, formerly included in our Product segment, are classified as discontinued operations.  Results of the business as well as the loss on disposal are summarized below:

Dollars in thousands	Three months ended March 31,
	2010	2009	Increase (Decrease)	% Increase (Decrease)

NET REVENUES	$-	$417	$(417)	(100.0)%

OPERATING EXPENSES
Travel and product commissions	-	294	(294)	(100.0)%
Training programs and marketing materials	-	3	(3)	(100.0)%
General and administrative	-	314	(314)	(100.0)%

Total operating expenses	-	611	(611)	(100.0)%

OPERATING LOSS	-	(194)	194	(100.0)%

OTHER INCOME	-	2	(2)	(100.0)%

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	-	(192)	192	(200.0)%

INCOME TAX PROVISION	-	1	(1)	(100.0)%

INCOME FROM DISPOSAL, NET OF TAX	5	-	5	n/m

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF TAX)	$5	$(193)	$198	(102.6)%

* not meaningful

The Company recorded net income from discontinued operations in the first quarter of 2010 of $5,000, a decrease in loss of $198,000 from a $193,000 net loss recorded in the first quarter of 2009.  This decrease in net loss is due to the disposal of the REZconnect subsidiary at the end of the second quarter of 2009.  See Note 11 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Liquidity

As of March 31, 2010, we had $1.0 million in cash.  Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months.  However, we cannot predict what the effect might be on our business from events that are beyond our control, such as the recent global credit and liquidity crisis.  Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.  We do not have, but are pursuing establishing, a credit facility from which we may draw for our liquidity needs.

As shown in the accompanying condensed consolidated financial statements, our Company has incurred losses from continuing operations for the first quarter of 2010 and 2009 of $428,000 and $1.7 million, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active TSOs and BOs in our Company.  The number of active TSOs and BOs has declined during the first quarter of 2010 by a net of 4,687 to 36,487 active TSOs and BOs as of March 31, 2010 from the 41,174 reported as of December 31, 2009.

The Company is addressing the decline in new ITC and PDS sales and retention of existing TSOs and BOs with the following key marketing and training initiatives:

•
Understanding that our customers today are more value oriented in their purchase decisions, we are expanding the “value” received in purchasing an ITC by bringing “in-house” our new ZamZuu initiative where TSOs can direct customers to shop for items they already purchase online and receive cash back on normal purchases of everyday items, as well as commissions on the purchase of featured specialty products.

•
We are developing new marketing programs and enhancing existing marketing programs to communicate the value of our ITCs and PDSs by offering a marketing system that enhances consistent marketing and tracking of the TSOs and BOs sales efforts via a systematic marketing program.

•	We have expanded training of TSOs and BOs by providing them videos on how to conduct home “parties” to help sell the various featured products.

We believe these factors will contribute toward reducing our operating losses and working capital deficiency.  However, there can be no assurance that our Company will be successful in achieving its objectives.

During the first quarter of 2010, the Company’s primary domestic credit card processor returned $300,000 of the reserve requirement reducing our restricted cash balance from $2.6 million as of December 31, 2009 to $2.3 million as of March 31, 2010.

In addition, the Company expended approximately $584,000 in legal defense costs during the first quarter of 2009 that did not recur in the first quarter of 2010 and are not expected to continue into future periods.  However, additional legal expenses will be incurred related to the civil action filed by the State of Illinois, which the Company anticipates will be significantly lower than those incurred in conjunction with the California Attorney General suit.

The Company sold its REZconnect subsidiary in the second quarter of 2009.  As a result, the Company expects to realize cash savings of $2.4 million over the 5.5 years from the date of disposal based upon the cash payments to be made under the employment severance agreement versus the cash payments that would have been required under the original employment contracts.  Thus, the cash savings over the 5.5 years from the date of disposal will serve to contribute a significant savings in terms of liquidity, helping to strengthen the Company’s position.  During the first quarter of 2010, the cash savings recognized by the company was $76,000.

On July 26, 2009, the $1.9 million balloon payment on the Company’s note on its corporate headquarters came due.  On September 29, 2009, we executed a Loan Modification, Renewal, and Extension Agreement (the “Agreement”), effective July 26, 2009, with FH Partners LLC (“FH Partners”) with respect to our corporate headquarters.

The Agreement renews the note executed in connection with the Loan, and subsequently extended in July 2008 (the “Note”), in the new amount of $1.9 million and extended the maturity of the Note and Loan to April 30, 2010.  The amount due under the Note bears an annual interest rate of 8.0%.  We paid a principal installment of $300,000 on September 30, 2009.  A second additional principal installment for $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010 then subsequently extended to April 29, 2010.  To date, the Company has not made either of the $200,000 payment or the outstanding principal balance of $1.6 million due April 30, 2010.  FH Partners has not given the Company notice of its intention to accelerate the debt because of the Company’s failure to make the $200,000 payment that was due April 29, 2010 or the outstanding principal balance of $1.6 million that was due April 30, 2010.  In the event of default, as defined in the Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the Note due and payable.  All other terms of the Note and the Loan, including the representations and warranties, remain unchanged.

In connection with the execution of the agreement to extend to April 29, 2010 the above-mentioned principal payment originally due on December 31, 2010, which the Company entered into on April 22, 2010 (the “Extension”), the Company assigned to FH Partners that certain Promissory Note made payable to the Company in the amount of $500,000 by WR Landing, LLC (the “WR Landing Note”), with a principal balance of $475,000 as of March 31, 2010, and all related documents securing and relating to the WR Landing Note to secure the Note and the Agreement, including that certain Mortgage dated November 24, 2008 securing the WR Landing Note (collectively, the “WR Landing Collateral Documents”).  The Extension provides that in the event the Company pays to FH Partners the amount of $200,000 on or before the close of business on April 29, 2010, FH Partners will return the WR Landing Note to the Company and assign back to the Company all of the WR Landing Collateral Documents.  In the event the Company does not pay $200,000 to FH Partners on or before the close of business on April 29, 2010, on or after April 30, 2010, FH Partners shall only be obligated to return the WR Landing Note to the Company and assign back to the Company all of the WR Landing Collateral Documents in the event the Company pays in full all of its outstanding indebtedness and obligations to FH Partners.  The extension provides that after April 30, 2010, FH Partners will be entitled to pursue all of its rights and remedies against the Company under or related to all security agreements, mortgages and other documents or instruments executed in connection with or securing the Company’s indebtedness to FH Partners, including pursuant to the Extension.

The outstanding balance of the Note as of March 31, 2010 and December 31, 2009 was $1.6 million.  The Company is currently in negotiations with the lender to renew the Note.  Management believes that the Company will be successful in renewing the Note, however, there can be no assurance that negotiations will be successful.  Management is also exploring other alternative methods of financing to replace or supplement its current facility.

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

On January 20, 2010, the Company executed a commercial promissory note with an unaffiliated third party (the “Lender”), in the amount of $650,000 with a maturity date of September 15, 2010.  The note bears interest at a rate of 14.5 percent per annum, payable in monthly installments of interest only beginning on February 16, 2010.  In connection with the execution of the note and as evidenced by the assignment of promissory note dated January 20, 2010, the Company granted a security interest to Lender in the promissory note dated December 16, 2008 related to the Building One Property, and payable to the Company in the amount of $1.2 million.  As additional security for the note as evidenced by the assignment of mortgage dated January 20, 2010, the Company assigned to Lender the real estate mortgage dated December 16, 2008 made by Purchaser to secure repayment of the Building One Property note to the Company.  In the event that the Company has not received payment in full of all principal and interest due under the terms and conditions of the Building One Property note by June 16, 2010, the Company is to deliver to Lender a fully executed modification of the Building One Property note no later than July 16, 2010, the terms of which must be approved by Lender prior to the modification.

Cash Flow Data

Cash flows generated from continuing operations is combined with cash flows generated from discontinued operations within operating activities, investing activities, and financing activities in our condensed consolidated statement of cash flows.  The following table presents a summary of our cash flows individually for continuing and discontinued operations for each of the three activities:

	Three months ended March 31,
Dollars in thousands	2010	2009

Net cash provided by (used in):
Operating activities
Continuing	$(301)	$(248)
Discontinued	-	182
Total operating activities	(301)	(66)
Investing activities
Continuing	17	776
Discontinued	-	(52)
Total investing activities	17	724
Financing activities
Continuing	643	(25)
Discontinued	-	-
Total financing activities	643	(25)
Effect of exchange rate changes on cash	4	(30)

Net increase in cash	$363	$603

Net cash used in operating activities of our continuing operations in the first quarter of 2010 was $301,000 compared to $248,000 in the first quarter of 2009.  In addition, the operating activities of our discontinued operations used $0 of cash in the first quarter of 2010 and provided $182,000 in the same period of 2009.

Net cash provided by investing activities of our continuing operations was $17,000 during the first quarter of 2010 compared to $776,000 in the first quarter of 2009.  This $759,000 decrease in cash provided was primarily related to $872,000 in proceeds received from the sale of assets held for sale resulting from the sale of the Company’s business jet in the first quarter of 2009 for $872,000, net of $28,000 in closing costs, partially offset by the decrease in purchases of property and equipment of $38,000.  In addition, the investing activities of our discontinued operations used $52,000 of cash in the first quarter of 2009 compare to $0 in the first quarter of 2010.

Net cash provided by financing activities of our continuing operations was $643,000 for the first quarter of 2010 compared to $25,000 in cash used by financing activities for the prior year quarter.  Net cash used in financing activities during the first quarter of 2009 related to the repayment of the short-term debt on the Company’s current headquarters.  Net cash provided in the first quarter of 2010 of $643,000 was primarily the result of proceeds from new short-term debt the Company acquired in January 2010.

New Accounting Guidance

See Note 2 – “Basis of Presentation” to condensed consolidated financial statements for information regarding new accounting guidance.

Application of Critical Accounting Policies

Our significant accounting policies are discussed in the notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2009 that is filed with the SEC.  In most cases, the accounting policies utilized by us are the only ones permissible under U.S. generally accepted accounting principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect our results of operations and financial position, as well as the related footnote disclosures.  We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of our Company are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) of YTB International, Inc. at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to Note 14 – “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

Item 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 14, 2010.  The risks described therein are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the period covered by this report.

Item 6.   Exhibits

10.1	Master Distributor Letter of Understanding adopted April 6, 2010 by and between J. Lloyd Tomer and YTB International, Inc.

10.2	Compensation Modification adopted April 6, 2010 by and between J. Scott Tomer and YTB International, Inc.

10.3
Commercial Promissory Note by and between YTB International, Inc. and Normandy Corporation dated January 20, 2010 (incorporated by reference to Exhibit 10.31 to the Company’s 2009 Annual Report on Form 10-K filed with the SEC on April 14, 2010).

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

YTB International, Inc.

/s/ Robert M. Van Patten
Robert M. Van Patten
Chief Executive Officer, Interim Chief Financial Officer,
President and Director
Dated: May 17, 2010