Form 10-Q
period 2010-06-30
YTB International, Inc.
filed 2010-08-12
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

As of August 2, 2010, there were 80,302,414 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 34,318,278 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding.*

* Excludes 914,516 restricted shares of Class A Common Stock and 1,829,032 restricted shares of Class B Common Stock that have been granted but are being held in escrow, as they have not yet vested and are therefore not treated as outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Three and six months ended June 30, 2010

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

Dollars in thousands, except share and per share data	(Unaudited) June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$1,807	$678
Restricted cash	1,024	2,637
Short-term investments	28	28
Accounts receivable (less allowance for doubtful accounts of $0 in 2010 and $110 in 2009)	675	674
Notes receivable	1,630	1,602
Inventory, net	44	125
Prepaid marketing commissions and advances	1,279	1,282
Other prepaid expenses and current assets, net	458	332

Total current assets	6,945	7,358

Assets held for sale	6,686	5,248
Property and equipment, net	4,085	6,432
Goodwill	2,529	2,529
Other assets	15	49

TOTAL ASSETS	$20,260	$21,616

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$738	$1,275
Accrued commissions	2,313	2,740
Other accrued expenses	2,209	2,424
Deferred revenue	3,163	2,989
Short-term debt	2,210	1,587
Other current liabilities	1,307	1,274

Total current liabilities	11,940	12,289

Other long-term liabilities:
Other income tax liabilities	181	183
Accrued severance	1,429	1,731

Total other long-term liabilities	1,610	1,914

TOTAL LIABILITIES	13,550	14,203
Commitments and Contingencies (Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 80,302,414 and 76,185,988 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	80	76
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 34,318,278 and 33,613,412 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively; convertible into Class A shares on a one-for-one basis	34	34
Additional paid-in capital	41,043	40,856
Accumulated other comprehensive loss	19	10
Accumulated deficit	(34,444)	(33,541)
Treasury stock, at cost, 25,404 shares at June 30, 2010 and December 31, 2009	(22)	(22)

TOTAL STOCKHOLDERS' EQUITY	6,710	7,413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,260	$21,616

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
Dollars in thousands, except share and per share data	2010	2009
NET REVENUES
ITC and PDS sales and monthly fees	$5,887	$13,799
Travel and product commissions and services	2,591	3,779
Training programs and marketing materials	159	285
Other	192	185

Total net revenues	8,829	18,048

OPERATING EXPENSES
Marketing commissions	2,446	6,646
Travel and product commissions	1,703	2,211
Depreciation and amortization	434	678
Training programs and marketing materials	146	349
General and administrative	4,497	7,110

Total operating expenses	9,226	16,994

OPERATING (LOSS) INCOME	(397)	1,054

OTHER INCOME (EXPENSE)
Interest and dividend income	34	44
Interest expense	(73)	(22)
Foreign currency translation gain	(5)	13

Total other (expense) income	(44)	35

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(441)	1,089

INCOME TAX PROVISION (BENEFIT)	28	(192)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(469)	1,281

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(11)	(2,871)

NET LOSS	$(480)	$(1,590)

NET INCOME (LOSS) PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A and Class B shares	114,133,504	105,627,059

(Loss) income per share from continuing operations - basic and diluted*	$(0.00)	$0.01
Loss per share from discontinued operations - basic and diluted*	$(0.00)	$(0.03)
Net loss per share - basic and diluted*	$(0.00)	$(0.02)

* Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,
Dollars in thousands, except share and per share data	2010	2009
NET REVENUES
ITC and PDS sales and monthly fees	$12,826	$32,407
Travel and product commissions and services	4,479	5,939
Training programs and marketing materials	489	769
Other	320	305

Total net revenues	18,114	39,420

OPERATING EXPENSES
Marketing commissions	5,406	16,013
Travel and product commissions	2,842	3,625
Depreciation and amortization	890	1,336
Training programs and marketing materials	289	972
General and administrative	9,457	18,032

Total operating expenses	18,884	39,978

OPERATING LOSS	(770)	(558)

OTHER INCOME (EXPENSE)
Interest and dividend income	71	71
Interest expense	(140)	(48)
Foreign currency translation gain (loss)	(5)	15

Total other (expense) income	(74)	38

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(844)	(520)

INCOME TAX PROVISION (BENEFIT)	53	(82)

LOSS FROM CONTINUING OPERATIONS	(897)	(438)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(6)	(3,064)

NET LOSS	$(903)	$(3,502)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A and Class B shares	113,577,292	104,715,067

Loss per share from continuing operations - basic and diluted*	$(0.01)	$(0.00)
Loss per share from discontinued operations - basic and diluted*	$(0.00)	$(0.03)
Net loss per share - basic and diluted*	$(0.01)	$(0.03)

* Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
Dollars in thousands	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(903)	$(3,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	890	1,336
Write-off of uncollectible notes and advances	-	22
Provision for uncollectible notes and advances	-	13
(Gain) loss on disposal of property and equipment	(1)	40
Loss from disposal of discontinued operations, net of tax	6	2,600
Reserve against inventory	33	407
Reserve against earnest money deposit	-	4
Amortization of debt issue costs	32	-
Interest income on notes receivable	-	(16)
Provision for uncollectible interest on notes receivable	-	16
Bad debt provision reversal	(74)	-
Amortization of restricted stock	47	1,087
Stock option expense	124	181
Compensation credit	(97)	(270)
Change in operating assets and liabilities:
Restricted cash-collateral provided by (used as) reserves for credit card processing	1,600	(1,288)
Restricted cash-collateral Canadian operations	13	96
Accounts receivable, net	73	1,364
Notes receivable	(28)	82
Inventory	48	269
Prepaid marketing commissions and advances	(8)	5,418
Other prepaid expenses and current assets	(105)	(181)
Other assets	34	3
Accounts payable	(537)	(1,244)
Accrued commissions	(372)	(1,248)
Other accrued expenses	(482)	(138)
Other current liabilities	37	(58)
Deferred revenue	191	(5,949)
Other income tax liabilities	(2)	5
Other liabilities	-	(2)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	519	(953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(59)
Proceeds from sale of property and equipment	22	14
Proceeds from asset held for sale	-	872
Cash paid to prepare asset for sale	-	(28)
Proceeds from redemption of short-term investments	-	357
Purchases of short-term investments	-	(106)
Cash relinquished in disposal of discontinued operations	-	(378)
NET CASH PROVIDED BY INVESTING ACTIVITIES	20	672

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	650	-
Payment of debt issue costs	(31)	-
Repayment of short-term debt	(27)	(47)
Proceeds received under stock purchase plan	-	117
NET CASH PROVIDED BY FINANCING ACTIVITIES	592	70

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	11

NET INCREASE (DECREASE) IN CASH	1,129	(200)
CASH, BEGINNING OF PERIOD	678	1,203
CASH, END OF PERIOD	$1,807	$1,003

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended June 30,
Dollars in thousands	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of capitalized interest)	$118	$49
Income taxes paid	66	145

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclass of property and equipment to assets held for sale	$1,438	$-
Shares issued for severance liability	79	-
Reclass of notes receivable from other assets to notes receivable	-	1,200
Stock option compensation	43	18
Shares surrendered in repayment of note receivable	-	22
Shares issued for restricted stock grant	4	4
Transfer of Class B common stock shares to Class A common stock shares	1	1
Property and equipment included in accounts payable	-	15

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

The Company markets and provides internet-based business solutions offering travel-related services as well as shopping opportunities through 556 affiliate stores and nine featured stores.  The two aforementioned operating subsidiaries were formed to divide the Company’s operations into two basic divisions.

ZamZuu, an e-commerce business solution, is strategically positioned in the world of e-commerce to not only continue to capture online travel sales but to also take advantage of the growing trend of online retail sales and is an expansion of shopYTB from 2009.  ZamZuu is specifically designed for the individual who is interested in all facets of online retail.  This business solution, known as a Distribution System (“PDS” or “PDSs”), is sold for a set-up fee of $249.95 and a monthly hosting fee of $49.95.

In addition, ZamZuu establishes and sells Internet Travel Centers (“ITC” or “ITCs”), formerly referred to as Internet Business Centers, and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  The ITC sells for a set-up fee of $449.95 and a monthly hosting fee of $49.95.  Reps sell ITCs and PDSs through a direct sales model and are compensated via a multilevel marketing commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force, which is responsible for marketing and selling PDSs to Business Owners (“BOs”) and ITCs to Travel Store Owners (“TSOs”), the latter is a collective term for Affiliates, Referring Travel Agents and Travel Agents and formerly known as Site Owner, Travel Site Owners or Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel provides customer access to online travel vendors within the ITC and PDS as well as access to the same 556 affiliate stores and nine featured stores within the PDS.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions. YTB Travel is the e-commerce and travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from ITCs and PDSs, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through the ITCs and PDSs.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers as well as highly commissionable retail products with the launch of ZamZuu.

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

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2010 through the date of issuance of the Company’s condensed consolidated financial statements.  Based upon the evaluation, the Company did not identify any non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.  See Note 17 – “Subsequent Events.”

Certain reclassifications have been made to the 2009 financial statements to conform to the current year presentation as of and for the periods ended June 30, 2010.  In the second quarter of 2009, our Board of Directors approved the sale of REZconnect Technologies, Inc. (“REZconnect”).  As such, REZconnect operations have been presented as discontinued operations for all periods presented.  Refer to Note 13 – “Discontinued Operations” for additional information.

New Accounting Guidance

Recently Adopted Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the accounting for transfers of financial assets. The amended guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company adopted this guidance in the first quarter of 2010 and the adoption had no impact on the financial position or results of operations as of or for the period ended June 30, 2010.

In October 2009, the FASB issued guidance amending the accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company adopted this guidance in the first quarter of 2010 and the adoption had no impact on the financial position or results of operations as of or for the period ended June 30, 2010.

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

The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company adopted the revised disclosure guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements as of or for the period ended June 30, 2010.

In February 2010, the FASB issued an update which amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for us.  The impact of this guidance on our disclosures is reflected in Note 2 – “Basis of Presentation.”

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

NOTE 3 – LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2010, cash totaled $1.8 million.  Based on current cash flow forecasts of the Company’s short-term and long-term liquidity needs, management believes that the Company’s projected sources of liquidity will be sufficient to meet its projected liquidity needs for the next 12 months.  However, management cannot predict what the effect might be on the Company’s business from events that are beyond the Company’s control, such as the recent global credit and liquidity crisis.  Management will continue to assess the Company’s liquidity position and potential sources of supplemental liquidity in view of the Company’s operating performance, current economic and capital market conditions, and other relevant circumstances.  The Company does not have, but is pursuing establishing, a credit facility from which it may draw for its liquidity needs.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the first six months of 2010 and 2009 of $897,000 and $438,000, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active TSOs and BOs in the Company.  The number of active TSOs and BOs has declined during the first six months of 2010 by a net of 8,100 to 33,074 active TSOs and BOs as of June 30, 2010 from the 41,174 reported as of December 31, 2009.

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

During the first half of 2010, the Company’s primary domestic credit card processor returned $1.6 million of the reserve requirement reducing our restricted cash balance from $2.6 million as of December 31, 2009 to $1.0 million as of June 30, 2010.

The outstanding balance of the Company’s headquarters note as of June 30, 2010 and December 31, 2009 was $1.6 million.  The maturity date of the note is August 31, 2010.  See Note 9 – “Short-Term Debt.”

NOTE 4 – NET LOSS PER SHARE

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B) during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B), plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the lapse of restrictions on restricted stock.  These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended June 30, 2010 and the six months ended June 30, 2010 and 2009, due to the loss we incurred during such periods, as their inclusion would have been anti-dilutive.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of an aggregate of 12,409,095 shares as of June 30, 2010 and 21,563,531 shares as of June 30, 2009.  The potentially dilutive securities at June 30, 2010 consisted of stock options to purchase up to 6,743,933 shares of common stock, warrants to purchase up to 1,200,000 shares of common stock, and 4,465,162 shares of restricted stock that have been excluded from the calculation until the restrictions lapse.  The potentially dilutive securities at June 30, 2009 consisted of stock options to purchase up to 3,701,924 shares of common stock, warrants to purchase up to 3,558,563 shares of common stock, and 14,303,044 shares of restricted stock that have been excluded from the calculation until the restrictions lapse.

NOTE 5 – RESTRICTED CASH

During the first six months of 2010, the Company’s primary domestic credit card processor reduced the required reserve requirements by $1.6 million and released these funds to the Company.

NOTE 6 – NOTES RECEIVABLE

On December 16, 2008, the Company entered into a contract for deed with Prestige Management, LLC (“Prestige”), an unaffiliated third party, to sell an administrative facility located at One Country Club View Drive, Edwardsville, Illinois, (the “Building One Property”) for the price of $1.5 million.  As of the contract date, the Company received from Prestige the sum of $300,000 and a $1.2 million promissory note (the “Prestige Promissory Note”) signed in connection with the subject contract for deed due within 18 months and not later than June 16, 2010.  Effective June 15, 2010, the Company executed an amendment to the Prestige Promissory Note extending this date to July 31, 2010 and effective July 29, 2010, executed a second amendment to the Prestige Promissory Note extending this date to August 13, 2010.

On January 20, 2010, the Company assigned the Prestige Promissory Note and real estate mortgage between the Company and Prestige to Normandy Corporation (“Normandy”) in connection with the execution of a $650,000 commercial promissory note with Normandy.  See Note 9 – “Short-Term Debt.”

On April 22, 2010, in connection with the execution of an agreement to extend the December 31, 2009 principal payment under the Company’s note on its corporate headquarters to April 29, 2010 (the “Extension”), the Company assigned to FH Partners, Inc. (“FH Partners”) that certain Promissory Note made payable to the Company in the amount of $500,000 by WR Landing, LLC (the “WR Landing Note”), with a principal balance of $475,000 as of June 30, 2010, and all related documents securing and relating to the WR Landing Note to secure the Note and the Agreement, including that certain Mortgage dated November 24, 2008 securing the WR Landing Note (collectively, the “WR Landing Collateral Documents”).  The Extension provides that in the event the Company pays to FH Partners the amount of $200,000 on or before the close of business on April 29, 2010, FH Partners will return the WR Landing Note to the Company and assign back to the Company all of the WR Landing Collateral Documents.  In the event the Company does not pay $200,000 to FH Partners on or before the close of business on April 29, 2010, on or after April 30, 2010, FH Partners shall only be obligated to return the WR Landing Note to the Company and assign back to the Company all of the WR Landing Collateral Documents in the event the Company pays in full all of its outstanding indebtedness and obligations to FH Partners.  The Extension provides that after April 30, 2010, FH Partners will be entitled to pursue all of its rights and remedies against the Company under or related to all security agreements, mortgages and other documents or instruments executed in connection with or securing the Company’s indebtedness to FH Partners, including pursuant to the Extension.  See Note 9 – “Short-Term Debt.”

NOTE 7 – INVENTORY, NET

Inventory, net, consists of the following materials available for sale to Reps as of June 30, 2010 and December 31, 2009:

Dollars in thousands	June 30, 2010	December 31, 2009

Audio / video marketing	$-	$29
Printed marketing materials	22	78
Apparel	22	18

Inventory, net	$44	$125

Inventory reserves recorded at June 30, 2010 and December 31, 2009 are $1.0 million.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – ASSETS HELD FOR SALE

During the second quarter of 2010, the Company made the decision to sell within the next 12 months, 19 acres of land adjacent to its corporate headquarters with a carrying value of $1.5 million and reclassified it to assets held for sale on the Company’s condensed consolidated balance sheet as of June 30, 2010.  In addition, during the six months ended June 30, 2010, the Company placed into service $104,000 of equipment previously included in assets held for sale as of December 31, 2009, and reclassified it to property and equipment, net on the Company’s condensed consolidated balance sheet as of June 30, 2010.

NOTE 9 – SHORT-TERM DEBT

Debt Relating to Corporate Headquarters

On July 26, 2009, the $1.9 million balloon payment on the Company’s note on its corporate headquarters matured.  On September 29, 2009, the Company executed a Loan Modification, Renewal, and Extension Agreement (the “Agreement”) effective July 26, 2009, with FH Partners with respect to the Company’s corporate headquarters.  The Company purchased the headquarters property in 2006 and obtained financing for the purchase through a loan from Meridian Bank (the “Loan”).  In 2008, Meridian Bank was closed and as a result, the Company’s Loan and related documents were taken over by FH Partners.

The Agreement renewed the note executed by the Company in connection with the Loan, in the new amount of $1.9 million (the “Note”) and extended the maturity of the Note and Loan to April 30, 2010.  The amount due under the Note bears interest at a rate of 8% annually.  The Company paid a principal installment of $300,000 on September 30, 2009.  A second additional principal installment for $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010 then subsequently extended to April 29, 2010.  In connection with the April 29, 2010 payment extension that the Company entered into on April 22, 2010, the Company assigned to FH Partners a promissory note, mortgage and all related documents between the Company and WR Landing, LLC.  See Note 6 – “Notes Receivable.”

On June 17, 2010, the Company executed a First Amendment to the Agreement (the “First Amendment”) with FH Partners.  The First Amendment modified the Agreement after its maturity.  The First Amendment modifies the Agreement, as subsequently amended under the Extension, and extends the maturity date to August 31, 2010.  In addition, the Company agreed to release FH Partners from all liabilities and causes of action, known and unknown, which may be related to the Agreement, as amended.  In the event of default, as defined in the Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the Note due and payable.  All other terms of the Note and the Loan, including the representations and warranties, remain unchanged.  The outstanding balance of the Note as of June 30, 2010 and December 31, 2009 was $1.6 million.

Other Debt

On January 20, 2010, the Company executed a commercial promissory note for general working capital with an unaffiliated third party (the “Lender”), in the amount of $650,000 with a maturity date of September 15, 2010.  The note bears interest at a rate of 14.5% per annum, payable in monthly installments of interest only beginning on February 16, 2010.  The total loan fee and miscellaneous closing costs for the note, amortized to interest expense over the life of the note, is $47,000 of which $3,000 was paid in January 2010 upon acceptance of the commitment letter, $13,000 was paid upon execution of the promissory note, and $33,000 is due and payable at the maturity date of the note.  Amortization of the debt issue costs for the three and six months ended June 30, 2010 is $18,000 and $32,000, respectively.

In connection with the execution of the note and as evidenced by the assignment of promissory note dated January 20, 2010, the Company granted a security interest to Lender in the Prestige Promissory Note dated December 16, 2008 related to the Building One Property, and payable to the Company in the amount of $1.2 million.  See Note 6 – “Notes Receivable.”  As additional security for the note as evidenced by the assignment of mortgage dated January 20, 2010, the Company assigned to Lender the real estate mortgage dated December 16, 2008 made by Prestige to secure repayment of the Prestige Promissory Note to the Company.  In the event that the Company has not received payment in full of all principal and interest due under the terms and conditions of the Prestige Promissory Note by June 16, 2010, the Company is to deliver to Lender a fully executed modification of the Prestige Promissory Note no later than July 16, 2010, the terms of which must be approved by Lender prior to the modification.  Effective June 15, 2010, with the approval of the Lender, the Company extended the date the full balance of the principal and any accrued interest is due until July 31, 2010 and effective July 29, 2010, the Company granted a second extension to August 13, 2010.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – SHARE-BASED PAYMENTS

As of June 30, 2010, the Company had a share-based employee compensation plan, a share-based Sales Director bonus plan (the “2007 Sales Director Bonus Plan”) and a TSO Stock Purchase Plan (the “TSO SPP”).  The share-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”)), the share-based 2007 Sales Director Bonus Plan and the TSO SPP are more fully described in Note 14 – “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2004 Plan

As of April 16, 2010, the Company’s Board of Directors amended the 2004 Plan to increase the total number of shares of Common Stock reserved and available for distribution under the 2004 Plan from 15,000,000 shares to 20,000,000 shares.

Stock Options

On January 19, 2010, the Company’s Board of Directors granted non-qualified stock options to purchase shares of the Company’s Class A Common Stock to eligible employees at an exercise price equal to the closing market price of the Company’s Class A Common Stock (the “Grant”) on January 19, 2010 (the “Grant Date”) subject to the sufficient availability of shares under the 2004 Plan.  In January 2010, the Company’s 2004 Plan had enough shares available to issue one-third of the approved award.  On January 19, 2010, the Company’s eligible employees received a non-qualified stock option award equal to one-third of the Grant to purchase 1,338,683 shares of the Company’s Class A Common Stock to eligible employees of the Company, of which 104,361 shares were forfeited as of June 30, 2010.  These stock options vest one year from the Grant Date and expire five years from the Grant Date.  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for this award: risk-free interest rate of 1.48%; expected life of 3.0 years; dividend yield of 0% and expected volatility of 117.24%.  On April 22, 2010 (the “Second Award Date”), the Company’s eligible employees received a non-qualified stock option award equal to the remaining two-thirds of the Grant to purchase 2,677,366 shares of the Company’s Class A Common Stock to eligible employees of the Company, of which 208,722 shares were forfeited as of June 30, 2010.  These stock options vest in two equal installments, the first of which vests two years from the Grant Date and the second of which vests three years from the Grant date with all options expiring five years from the Grant Date.  The fair value of each option is estimated on the Second Award Date using the Black-Scholes option pricing model with the following weighted average assumptions used for this award: risk-free interest rate of 1.87%; expected life of 3.5 years; dividend yield of 0% and expected volatility of 119.39%.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant.  The Company recognized $17,000 and $30,000, respectively, in compensation expense for the three and six months ended June 30, 2010 for the non-qualified stock options awarded under this grant.

The Company recognized $54,000 and $118,000 in compensation expense for all stock options issued under the 2004 Plan for the three months ended June 30, 2010 and 2009, respectively, and $116,000 and $179,000 for the six months ended June 30, 2010 and 2009, respectively.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of June 30, 2010 was $195,000.  Such amount is expected to be recognized over a weighted average amortization period of 1.5 years.

Restricted Stock Awards

As more fully described in Note 14 – “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s Board of Directors approved a policy that governs the compensation of the non-employee members of the Company’s Board of Directors on April 25, 2008 (the “Compensation Policy”).  On June 7, 2010, the Company’s Board of Directors ratified an amendment to the Compensation Policy (the “Amended Compensation Policy”).  Under the Amended Compensation Policy, the one-time restricted stock award granted upon election to the Company’s Board of Directors was changed to a restricted stock award of 40,000 shares instead of a restricted stock award valued at $40,000.  In addition, the portion of the annual compensation equal to a restricted stock award valued at $30,000 was changed to a restricted stock award of 30,000 shares.  All other terms of the Compensation Policy remain the same.  The Amended Compensation Policy is effective for the 2010 annual compensation as awarded during the May 17th – May 30th window as stipulated in the Compensation Policy.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On May 28, 2010, the Company’s Board of Directors granted the 2010 annual Board of Directors restricted stock award under the Amended Compensation Policy to six members of the Company’s Board of Directors.  Each award consisted of 30,000 shares of the Company’s Class A Common Stock and vests on the first anniversary of the grant date.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The Company recognized compensation expense for the amortization of the awards of $1,000 for the three and six months ended June 30, 2010.

On December 31, 2008, a Board member forfeited 24,391 shares of restricted stock upon his resignation from the Company’s Board of Directors.  On May 28, 2010, the Company’s Board of Directors granted this member a restricted stock award of 24,391 shares under the Amended Compensation Policy upon his re-election to the Company’s Board of Directors on March 2, 2010.  The Company’s Board of Directors approved the number of shares granted as equal to the number of shares forfeited in lieu of 40,000 shares under the Amended Compensation Policy.  The Company calculated the cost for the restricted stock grant by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The compensation expense recognized by the Company for the amortization of the award was less than $1,000 for the three and six months ended June 30, 2010.

On January 19, 2010, the Company’s Board of Directors granted restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “Replacement Awards”).  The Replacement Awards consisted of 613,479 shares of the Company’s Class A Common Stock and 897,584 of the Company’s Class B Common Stock, of which 50% vested on the grant date and 50% will vest on the first anniversary of the grant date.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The Company recognized compensation expense for the amortization of the Replacement Awards of $13,000 and $79,000, respectively, for the three and six months ended June 30, 2010.

The Company recorded $44,000 and $343,000 as net compensation expense related to the amortization of all restricted stock awards issued under the 2004 Plan for the three months ended June 30, 2010 and 2009, respectively, and $48,000 and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  As of June 30, 2010, there was $161,000 of unrecognized compensation expense related to the 1,721,614 shares of unvested restricted stock.  The weighted average period over which the total unrecognized compensation expense related to these nonvested awards is expected to be recognized is 1.25 years.

2007 Sales Director Bonus Plan

The Company recorded a net increase (decrease) in accrued bonuses with an offset to additional paid-in capital of $11,000 and $51,000 during the three months ended June 30, 2010 and 2009, respectively, and $(43,000) and $18,000 during the six months ended June 30, 2010 and 2009, respectively, associated with the fair value of the exercisable portion of the grants issued under the 2007 Sales Director Bonus Plan, which were net of forfeitures of previously exercisable portions of the grants.  In addition, during the first quarter of 2010 and 2009, accrued bonuses and marketing commissions expense were reduced by $97,000 and $271,000, respectively, for actual forfeitures incurred during the respective quarters.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  Included in accrued commissions on the condensed consolidated balance sheetsas of June 30, 2010 and December 31, 2009, respectively, are $19,000 and $73,000 of accrued bonuses that relate to options that are exercisable in the future.

TSO SPP

The Company recognized $7,000 and $2,000 as a reduction in revenues for equity unit options purchased under the TSO SPP for the three months ended June 30, 2010 and 2009, respectively, and $9,000 and $2,000 for the six months ended June 30, 2010 and 2009, respectively.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future TSO turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of June 30, 2010 was $44,000.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Option Summary:

The following table provides additional information with respect to the aggregate stock option plan activity for the first six months of 2010 under the Company’s 2004 Plan, 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)

Options outstanding at beginning of 2010	3,561,511	$0.49	$0.33
For the period from January 1, 2010 to June 30, 2010:
Granted	4,016,049	0.07	0.04
Forfeited	(833,627)	0.19	0.18
Expired	-	-	-
Exercised	-	-	-
Options outstanding June 30, 2010	6,743,933	$0.27	$0.18	4.90

Options exercisable at June 30, 2010	1,877,228	$0.60	$0.37	4.09

As of June 30, 2010, the aggregate intrinsic value of all options outstanding and exercisable is $0.

A summary of stock options outstanding and exercisable as of June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price

$0.07 - $1.00	5,843,933	4.83	$0.12	1,217,228	$0.20
$1.01 - $1.67	900,000	5.33	1.28	660,000	1.35

Total	6,743,933	4.90	$0.27	1,877,228	$0.60

One-Time Restricted Stock Award

On January 2, 2010 and 2009, all shares scheduled to vest on such dates under the One-Time Restricted Stock Award were forfeited, as the performance-related vesting conditions specified in the applicable restricted stock award agreements were not met.

As of June 30, 2010, there was approximately $2.8 million of unrecognized compensation expense related to the 2,743,548 shares scheduled to vest on January 2, 2011.  As of June 30, 2010, the Company expects that the performance-related vesting conditions specified in the applicable restricted stock award agreements will not be met for all shares scheduled to vest on January 2, 2011.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Summary

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the One-Time Restricted Stock Award during the six months ended June 30, 2010:

		Weighted
		average
	Restricted	grant-date
	shares	fair value

Non-vested at beginning of 2010	10,767,732	$0.73
For the period from January 1, 2010 to June 30, 2010:
Granted	1,715,454	0.07
Vested	3,623,261	0.18
Forfeited	4,394,763	0.98
Non-vested at June 30, 2010	4,465,162	$0.68

As of June 30, 2010, there was approximately $3.0 million of unrecognized compensation expense related to the 4,465,162 shares of unvested restricted stock under the Company’s 2004 Plan and the One-Time Restricted Stock Award, which includes $2.8 million of unrecognized compensation expense related to the 2,743,548 shares expected to be forfeited on January 2, 2011 due to the failure to meet performance-related vesting conditions.  The Company expects to recognize the remaining $161,000 of total compensation expense not yet recognized related to the remaining nonvested awards over a weighted average period of 1.25 years.

The Company recognized total compensation cost in the condensed consolidated statements of operations for all stock option and restricted stock plans of $106,000 and $463,000 for the three months ended June 30, 2010 and 2009, respectively, and $75,000 and $996,000 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

During the first quarter of 2010, the Company issued 1,198,032 shares of common stock, with a fair value of $63,000, to Michael Brent under the terms of the Employment Severance Agreement by and between REZconnect and Michael and Derek Brent, Chief Executive Officer and President of REZconnect, respectively and the Company.  See Note 13 – “Discontinued Operations.”

NOTE 12 – RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that ZamZuu utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives.  The Company expended $1,000 and $27,000, respectively, for these services during the three months ended June 30, 2010 and 2009, respectively, and $3,000 and $157,000 for the six months ended June 30, 2010 and 2009, respectively.  Included in accounts payable on the condensed consolidated balance sheet at June 30, 2010 and December 31, 2009, is $0 and $8,000, respectively, for amounts due by the Company for these services.

The Company leased approximately 5,000 square feet of office space (which served as part of the Company’s previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land Company, Inc. (“Meridian Land”), as lessor, and the Company, as lessee, which is to expire on October 31, 2010.

The Company’s rental expense under the Building Two Lease was approximately $8,000 per month, or $25,000 and $50,000 for the three and six months ended June 30, 2010 and 2009, respectively.  A net deposit of $36,000 is included in other prepaid expenses and current assets in the consolidated balance sheet as of December 31, 2009 which the Company recognized as rent expense under the Building Two Lease during the six months ended June 30, 2010.  In addition to monthly rental payments, the Company is responsible for reimbursement of insurance premiums and repairs and maintenance during the term of the Building Two Lease.  During the three months ended June 30, 2010 and 2009, insurance and repairs and maintenance expense totaled $1,000 and $3,000, respectively, and $9,000 for each of the six months ended June 30, 2010 and 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises served as additional office space for the Company.  The Magnolia Lease had an initial term of 18 months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009.  Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extended until August 15, 2009. Rent under the Magnolia Lease was approximately $8,000 per month.  In addition to monthly rental payments, the Company was responsible for reimbursement of insurance premiums, repairs and maintenance, and real estate taxes assessed on the property on which the Magnolia Leased Premises was located during the term of the Magnolia Lease.  The Company was also responsible for all costs of maintaining any common areas (“CAM”) used by the Company in conjunction with the Magnolia Leased Premises.  The following is a summary of the costs incurred for the Magnolia Leased Premises for the three and six months ended June 30, 2009:

	Three months	Six months
	ended	ended
Dollars in thousands	June 30, 2009	June 30, 2009

Rental expense	$25,000	$50,000
Insurance / repairs / CAM	2,000	3,000
Real estate taxes	2,000	4,000

Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, each of whom were members of the Company’s Board of Directors until June 16, 2009 and April 30, 2009, respectively.  Each of the transactions entered into by the Company with Meridian Land (including the Building Two Lease and the Magnolia Lease) was considered and approved by the independent members of the Company’s Board of Directors.

Pursuant to the terms of the development contract with Winfield Development for its new corporate headquarters in Wood River, Illinois (the “Contract”), the Company made aggregate payments of $24,000 and $446,000 during the three and six months ended June 30, 2009.  The Contract was approved by the independent members of the Company’s Board of Directors.  Mr. Winfield, who was a member of the Company’s Board of Directors until April 30, 2009, controls Winfield Development.

During the three months ended June 30, 2010 and 2009, the Company expended $144,000 and $46,000, respectively, to J. Lloyd “Coach” Tomer, former Director and Chairman of the Company’s Board of Directors, for commissions earned as a Rep and $295,000 and $98,000 for the six months ended June 30, 2010 and 2009, respectively.  As of each of June 30, 2010 and December 31, 2009, $73,000 is included in accounts payable on the condensed consolidated balance sheets and $430,000 and $424,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.  The Company also expended $1,000 in book royalty fees to Mr. Tomer during the three and six months ended June 30, 2010.

During the three months ended June 30, 2010 and 2009, the Company expended $75,000 and $44,000, respectively, to J. Scott Tomer, Chairman of the Company’s Board of Directors, for commissions earned as a Rep, and $152,000 and $93,000 for the six months ended June 30, 2010 and 2009, respectively.  As of each of June 30, 2010 and December 31, 2009, $8,000 is included in accounts payable on the condensed consolidated balance sheets and $22,000 and $10,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.

During the three months ended June 30, 2010 and 2009, the Company expended $28,000 and $44,000, respectively, to J. Kim Sorensen, Vice Chairman of the Company’s Board of Directors, for commissions earned as a Rep and $59,000 and $93,000 for the six months ended June 30, 2010 and 2009, respectively.  As of each of June 30, 2010 and December 31, 2009, $43,000 is included in accounts payable on the condensed consolidated balance sheets and $74,000 and $75,000, respectively, are included in accrued commissions for commissions due Mr. Sorensen.

During the three and six months ended June 30, 2009, the Company expended $44,000 and $93,000 to Michael Brent, Chief Executive Officer and President of the Company’s former wholly-owned subsidiary REZconnect, for commissions earned as a Rep prior to the sale of REZconnect on June 30, 2009.  See Note 13 – “Discontinued Operations.”  Included in the condensed consolidated balance sheets as of both June 30, 2010 and December 31, 2009, are $43,000 in accounts payable and $65,000 in accrued commissions for commissions due Mr. Brent earned prior to June 30, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended June 30, 2010 and 2009, the Company expended $6,000 and $9,000, respectively, to Lou Brock, a member of the Company’s Board of Directors, for commissions earned as a Rep and a TSO and $13,000 and $25,000, respectively, for the six months ended June 30, 2010 and 2009.  In addition, the Company expended $1,000 and $2,000, respectively, for insurance premiums paid to Mr. Brock for the three and six months ended June 30, 2009.  Included in accrued commissions on the condensed consolidated balance sheets as of each of June 30, 2010 and December 31, 2009 are $2,000 for commissions due Mr. Brock.

During the first quarter of 2009, the Company expended $16,000 in fees to Israeloff, Trattner & Co. for work performed by Andrew Wilder, a member of the Company’s Board of Directors until November 5, 2009.  The fees covered services performed by Mr. Wilder for expanded duties in his role as Audit Committee Chairman and a member of the Compensation Committee of the Company’s Board of Directors.  The independent members of the Company’s Board of Directors approved the fees.

During the three and six months ended June 30, 2010, the Company expended $1,000 in legal fees for work performed by Jack Humes, a member of the Company's Board of Directors.  The fees covered services performed by Mr. Humes related to the corporate headquarters building asset held for sale.  Included in accounts payable at June 30, 2010 and December 31, 2009, are $1,000 and $2,000, respectively, for amounts due Mr. Humes.  The independent members of the Company’s Board of Directors approved the fees.

NOTE 13 – DISCONTINUED OPERATIONS

The loss on disposition of the REZconnect subsidiary, net of tax, consists of the following for the three and six months ended June 30, 2010 and 2009:

Dollars in thousands	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Contract termination costs	$-	$2,634	$-	$2,634

Assets sold to purchaser, net of liabilities assumed	-	241	-	241

Proceeds	-	(275)	-	(275)

True-up of contract termination costs settled in stock	$-	-	(16)	-

Non-cash accretion of contract termination liability	11	-	22	-

Loss on disposal, net of tax	$11	$2,600	$6	$2,600

The following table summarizes the net revenues and operating results for the REZconnect operations included in discontinued operations for the three and six months ended June 30, 2010 and 2009:

Dollars in thousands	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net revenues	$-	$452	$-	$869

Loss from operations before income tax provision	$-	$(271)	$-	$(463)

Income tax provision	-	-	-	(1)

Loss on disposal, net of tax	(11)	(2,600)	(6)	(2,600)

Loss on discontinued operations, net of tax	$(11)	$(2,871)	$(6)	$(3,064)

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the activity in the accrued exit cost liability for the REZconnect subsidiary for the six months ended June 30, 2010:

Dollars in thousands	Fair value at December 31, 2009	Common stock settlements	Cash payments	Non-cash accretion	Fair value at June 30, 2010

Contract termination costs	$2,355	$(79)	$(224)	$22	$2,074

Total exit costs	$2,355	$(79)	$(224)	$22	$2,074

In the Company’s condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009, the current portion of the liability balance is $645,000 and $624,000, respectively, which is included in other accrued expenses, and the long-term portion is $1.4 million and $1.7 million, respectively, which is included in accrued severance.

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

Prior to the first quarter of 2010, the Company had reported in two operating segments, Marketing and Travel.  With the launch of ZamZuu in January 2010, the Company renamed the Travel segment as the Product segment since YTB Travel processes both commissions received and paid on retail products purchased through the ZamZuu business solution in addition to travel commissions.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Dollars in thousands

Three months ended June 30, 2010	Marketing	Product	Parent	Total

External and inter-segment revenue	$6,051	$2,778	$-	$8,829
Income (loss) from continuing operations	612	(799)	(282	(469)
Assets	7,615	844	11,801	20,260
Depreciation and amortization	220	22	192	434
Capital expenditures	-	-	2	2

Three months ended June 30, 2009	Marketing	Product	Parent	Total

External and inter-segment revenue	$14,095	$3,953	$-	$18,048
Income (loss) from continuing operations	2,075	(268)	(526	1,281
Assets (1)	8,519	775	12,322	21,616
Depreciation and amortization	353	99	226	678
Capital expenditures	3	-	28	31

Six months ended June 30, 2010	Marketing	Product	Parent	Total

External and inter-segment revenue	$13,337	$4,777	$-	$18,114
Income (loss) from continuing operations	1,259	(1,398)	(758	(897)
Assets	7,615	844	11,801	20,260
Depreciation and amortization	461	44	385	890
Capital expenditures	-	-	2	2

Six months ended June 30, 2009	Marketing	Product	Parent	Total

External and inter-segment revenue	$33,187	$6,233	$-	$39,420
Income (loss) from continuing operations	3,335	(1,411)	(2,362	(438)
Assets (1)	8,519	775	12,322	21,616
Depreciation and amortization	697	210	429	1,336
Capital expenditures	35	-	39	74

(1) Segment totals represent assets as of December 31, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

GEOGRAPHICAL FINANCIAL INFORMATION:

Net revenues for the three and six months ended June 30, 2010 and 2009 consist of:

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2010	2009	2010	2009

United States	$8,653	$17,106	$17,624	$37,999
Canada	176	942	490	1,421
Total net revenues	$8,829	$18,048	$18,114	$39,420

All long-lived assets as of June 30, 2010 and December 31, 2009 were located in the United States.

NOTE 15 – INCOME TAXES

As of June 30, 2010 and December 31, 2009, the Company had approximately $181,000 and $1.4 million, respectively, of unrecognized tax benefits.  Of the unrecognized tax benefits at June 30, 2010, $181,000, if recognized, would impact the Company’s effective income tax rate.

The Company provided for foreign income tax expense in its annual financial statements as of and for the year ended December 31, 2008.  The actual expense varied from those estimates and the income tax provision for each of the three and six months ended June 30, 2009 was adjusted to reflect the difference.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards.  As of July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  The Court granted their motions and a second amended complaint was filed on December 24, 2009.  On February 12, 2010, the Company filed motions to dismiss the amended consolidated complaint.  On April 19, 2010, the Court granted the Motion to Dismiss as to all the out-of-state plaintiffs.  As a result, there is only one remaining plaintiff who is a citizen of Illinois.  Consequently, the Court has requested further briefing on the issue of whether the Court retains jurisdiction to hear the matter when both plaintiffs and defendants are citizens of the same state.  The additional briefing was due on May 19, 2010.  On May 26, 2010, the Court dismissed the last remaining Plaintiffs.  Plaintiffs have subsequently filed a notice of appeal with the Seventh Circuit.  Additionally, on June 16, 2010, the Plaintiffs have filed a new class action complaint with substantially the same allegations, now in Illinois state court.  Responses to the new complaint will be due in mid-August 2010.

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

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Termination of Employment Agreement

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

Modification of Employment Agreement

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

NOTE 17 – SUBSEQUENT EVENTS

On July 20, 2010, the Board of Directors (the “Board”) of the Company announced that on July 19, 2010, the Board adopted the YTB International, Inc. Fiscal 2010 Incentive Plan (the “Incentive Plan”).  Executive officers and certain other Company employees are eligible to participate in the Incentive Plan.

Pursuant to the Incentive Plan, participants are eligible to receive an award equal to a percentage of the participant’s base pay for achievement of certain objectives.  A participant will receive incentive compensation if (i) the Company achieves growth in the number of business owners for the fiscal year, (ii) the Company meets or exceeds certain financial objectives for the fiscal year, or (iii) the participant meets or exceeds certain personal or departmental financial and budgetary objectives for the fiscal year.  The objectives under the Incentive Plan will be in the following categories, each valued at 25% of the total award:  a) growth in business owners, b) free cash flow, c) earnings before interest, taxes, depreciation, amortization, discontinued operations and excluding impairment charges and d) discretionary objectives.

The discretionary objectives represent a list of specific tasks to be accomplished by the participant during the year.  The discretionary award target will track the weighted average of the Company’s free cash flow target and the pre-tax operating income target.

Each objective is assigned a points allocation.  Actual performance will be compared to the objectives and a percent of completion will be calculated.  The total percent completed based on a 100% total will be multiplied by the award level and then multiplied by the base pay of the participant to determine the total award.  The total award cannot exceed 25% of the Company’s free cash flow for the year.  Executive officers’ awards are based on 50% to 75% of the respective executive officer’s base salary.  A participant can earn up to 150% of the target award if actual performance exceeds the established objectives by 150%.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Also on July 19, 2010, the Board adopted the YTB International, Inc. Severance Compensation Program (the “Severance Program”).  Pursuant to the terms of the Severance Program, certain Company officers are entitled to receive compensation if their employment with the Company is terminated under certain specified circumstances, within one year after (or in some cases before) a Change of Control (as defined in the Severance Program) or for termination without Cause (as such term is defined in the Severance Program).  The term of the Severance Program is two years.  The Board may renew the Severance Program for subsequent two-year terms.

In exchange for participation in the Incentive Plan and the Severance Program, Mr. J. Kim Sorensen entered into a Termination of Employment Agreement with the Company dated July 19, 2010, pursuant to which Mr. Sorensen’s employment agreement with the Company dated January 1, 2008 was terminated.

In addition, in exchange for participation in the Incentive Plan and the Severance Program, Mr. J. Scott Tomer entered into a Termination of Employment Agreement with the Company dated July 19, 2010, pursuant to which Mr. Tomer’s employment agreement with the Company dated January 1, 2008 and the modification thereto dated April 6, 2010 and effective February 1, 2010 were terminated.

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

Overview

We are a leading marketer and provider of internet-based business solutions offering travel-related services as well as shopping opportunities through 556 affiliate stores and nine featured stores.  We operate through our two wholly-owned subsidiaries and their respective subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc., “ZamZuu”) and YTB Travel Network, Inc. (“YTB Travel”).

On January 15, 2010, the Company renamed its YTB Marketing, Inc. subsidiary ZamZuu, Inc. and simultaneously launched ZamZuu, an e-commerce business solution.  ZamZuu is strategically positioned in the world of e-commerce to not only continue to capture online travel sales, but to also take advantage of the growing trend of online retail sales and is an expansion of shopYTB from 2009.  ZamZuu is specifically designed for the individual who is interested in all facets of online retail.  This business solution known as a Product Distribution System (“PDS” or “PDSs”) is sold for a set up fee of $249.95 and a monthly hosting fee of $49.95.  In conjunction with the launch of ZamZuu, the Company no longer operates under the trade name “YourTravelBiz™” or the website “YourTravelBiz.com ®.”

In addition, ZamZuu establishes and sells Internet Travel Centers (“ITC” or “ITCs”), formerly referred to as Internet Business Centers, and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  The ITC sells for a $449.95 set up fee and a $49.95 monthly hosting fee.  Reps sell ITCs and PDSs through a direct sales model and are compensated via a multilevel marketing commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force, which is responsible for marketing and selling PDSs to Business Owners (“BOs”) and ITCs to Travel Store Owners (“TSOs”), the latter is a collective term for Affiliates, Referring Travel Agents and Travel Agents and formerly known as Site Owners, Travel Site Owners or Referring Travel Agents (Referring Travel Affiliates in Canada), most of whom work from their homes.

YTB Travel provides customer access to online travel vendors within the ITC and PDS as well as access to the same 556 affiliate stores and nine featured stores within the PDS.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel services, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions. YTB Travel is the e-commerce and travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from ITCs and PDSs, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through the ITCs and PDSs.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers as well as highly commissionable retail products through our featured stores with the launch of ZamZuu.

We believe that the shift to the internet for shopping and for booking travel and our unique programs for our TSOs and our BOs place us in a valuable and unique position to provide an income stream for our TSOs and BOs and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry and/or to shop online at over 550 affiliate stores offering cash back as well as discounts.  The emerging market shift to the internet for shopping and travel services presents the opportunity for advancement of products and services by referral relationships.  Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty.  By contrast, each TSO and BO develops personal relationships with his or her customers, who book travel or shop through the TSO’s ITC or the BO’s PDS, thereby creating a significant advantage for our sales force over the major online travel companies and online shopping sites.  Typically, the cost to book a trip through a TSO or BO is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites.  The ITCs and PDSs provide access to more than 35 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and others.  For shopping, customers receive cash back in the typical range of 3% to 7.5% and are eligible for all discounts offered by the online retailer.

In addition to our travel related products, we are very excited about the introduction of new high commissionable retail products through our featured stores with the launch of ZamZuu.  We believe we are at the beginning of a paradigm shift as it pertains to retail shopping.  We are designing the appropriate product mix, technology platforms and marketing programs to address this in the months and years to come.

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

Commissions earned on affiliated stores are in the form of cash back to the customer making the purchases and a matching payment to the TSO and BO with the rates in a range of 3% to 7.5% of the purchase.  Commissions earned on featured stores range up to 50% with the Company earning the first 20% and the BO and marketing organization sharing the remaining 80%.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages, and a nominal service fee for airline tickets.  During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume of business.  YTB Travel expects that its average commission rate from online transaction revenues will increase due to a higher proportion of non-commodity product sales and an increase in higher profit negotiated preferred supplier contracts.  Each TSO or BO pays a monthly web hosting fee of $49.95 to us, and can earn transactional compensation from travel purchased from his or her PDS or ITC in the range of 60% to 100% of the commission earned.  There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

We anticipate a continuing decline in revenues in the coming months due to the general economic conditions and the trending decline in the number of active TSOs and BOs.  However, due to new marketing initiatives, enhanced/expanded services and the new focus on ZamZuu, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

Results of Operations

The following tables set forth, for the three and six months ended June 30, 2010 and 2009, as indicated, the percentage relationship of certain items from the Company’s condensed consolidated statement of operations to total net revenues.  A summary of consolidated results follows.

Dollars in thousands	Three months ended June 30,
	2010	% of Net Revenues	2009	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)

NET REVENUES
ITC and PDS sales and monthly fees	$5,887	66.7%	$13,799	76.4%	$(7,912)	(57.3)%
Travel and product commissions and services	2,591	29.3%	3,779	20.9%	(1,188)	(31.4)%
Training programs and marketing materials	159	1.8%	285	1.6%	(126)	(44.2)%
Other	192	2.2%	185	1.1%	7	3.8%

Total net revenues	8,829	100.0%	18,048	100.0%	(9,219)	(51.1)%

OPERATING EXPENSES
Marketing commissions	2,446	27.7%	6,646	36.8%	(4,200)	(63.2)%
Travel and product commissions	1,703	19.3%	2,211	12.3%	(508)	(23.0)%
Depreciation and amortization	434	4.9%	678	3.8%	(244)	(36.0)%
Training programs and marketing materials	146	1.7%	349	1.9%	(203)	(58.2)%
General and administrative	4,497	50.9%	7,110	39.4%	(2,613)	(36.8)%

Total operating expenses	9,226	104.5%	16,994	94.2%	(7,768)	(45.7)%

OPERATING (LOSS) INCOME	(397)	(4.5)%	1,054	5.8%	(1,451)	(137.7)%

OTHER INCOME (EXPENSE)
Interest and dividend income	34	0.4%	44	0.2%	(10)	-22.7%
Interest expense	(73)	(0.8)%	(22)	(0.1)%	(51)	231.8%
Foreign currency translation gain	(5)	(0.1)%	13	0.1%	(18)	(138.5)%

Total other (expense) income	(44)	(0.5)%	35	0.2%	(79)	(225.7)%

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(441)	(5.0)%	1,089	6.0%	(1,530)	(140.5)%

INCOME TAX PROVISION (BENEFIT)	28	0.3%	(192)	(1.1)%	220	(114.6)%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(469)	(5.3)%	1,281	7.1%	(1,750)	(136.6)%

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(11)	(0.1)%	(2,871)	(15.9)%	2,860	(99.6)%

NET LOSS	$(480)	(5.4)%	$(1,590)	(8.8)%	$1,110	(69.8)%

Dollars in thousands	Six months ended June 30,
	2010	% of Net Revenues	2009	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)

NET REVENUES
ITC and PDS sales and monthly fees	$12,826	70.8%	$32,407	82.2%	$(19,581)	(60.4)%
Travel and product commissions and services	4,479	24.7%	5,939	15.1%	(1,460)	(24.6)%
Training programs and marketing materials	489	2.7%	769	2.0%	(280)	(36.4)%
Other	320	1.8%	305	0.7%	15	4.9%

Total net revenues	18,114	100.0%	39,420	100.0%	(21,306)	(54.0)%

OPERATING EXPENSES
Marketing commissions	5,406	29.8%	16,013	40.6%	(10,607)	(66.2)%
Travel and product commissions	2,842	15.7%	3,625	9.2%	(783)	(21.6)%
Depreciation and amortization	890	4.9%	1,336	3.4%	(446)	(33.4)%
Training programs and marketing materials	289	1.6%	972	2.5%	(683)	(70.3)%
General and administrative	9,457	52.3%	18,032	45.7%	(8,575)	(47.6)%

Total operating expenses	18,884	104.3%	39,978	101.4%	(21,094)	(52.8)%

OPERATING LOSS	(770)	(4.3)%	(558)	(1.4)%	(212)	38.0%

OTHER INCOME (EXPENSE)
Interest and dividend income	71	0.4%	71	0.2%	-	0.0%
Interest expense	(140)	(0.8)%	(48)	(0.1)%	(92)	191.7%
Foreign currency translation gain (loss)	(5)	0.0%	15	0.0%	(20)	(133.3)%

Total other (expense) income	(74)	(0.4)%	38	0.1%	(112)	(294.7)%

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(844)	(4.7)%	(520)	(1.3)%	(324)	62.3%

INCOME TAX PROVISION (BENEFIT)	53	0.3%	(82)	(0.2)%	135	(164.6)%

LOSS FROM CONTINUING OPERATIONS	(897)	(5.0)%	(438)	(1.1)%	(459)	104.8%

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(6)	0.0%	(3,064)	(7.8)%	3,058	(99.8)%

NET LOSS	$(903)	(5.0)%	$(3,502)	(8.9)%	$2,599	(74.2)%

The following tables set forth information concerning (i) the number of TSOs and BOs that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three months ended June  30, 2010 and 2009, and (ii) the weighted average number of active TSOs and BOs during each such period:

2010	Beginning Balance Active TSOs and BOs	New TSOs	New BOs	Deactivations	Ending Balance Active TSOs and BOs	Weighted Average Active TSOs and BOs

Three months ended June 30, 2010	36,487	254	2,977	6,644	33,074	34,674

Six months ended June 30, 2010	41,174	911	5,739	14,750	33,074	36,259

2009	Beginning Balance Active TSOs and BOs	New TSOs	New BOs	Deactivations	Ending Balance Active TSOs and BOs	Weighted Average Active TSOs and BOs

Three months ended June 30, 2009	73,801	4,019	-	17,406	60,414	64,334

Six months ended June 30, 2009	92,383	11,446	-	43,415	60,414	71,678

The above figures represent the number of active TSOs and BOs paying $49.95 per month for monthly web hosting fees.  New TSOs represents the number of ITCs sold during the respective periods.  New BOs represents the number of PDSs sold during the respective periods.  As each new ITC and PDS is sold, marketing commissions are paid on that sale.  During the three and six months ended June 30, 2010, the Company sold 254 and 817 new ITCs, respectively, at $449.95, compared to 3,377 and 8,902 in the same periods of 2009.  The ITCs sold at $449.95 entitle the TSOs the option of completing training which allows them to earn higher travel commission levels.  During the three and the six months ended June 30, 2009, the Company sold 642 and 2,544 ITCs, respectively, at $250.00 each as part of a Christmas special promotional program that began in December of 2008.  This program allowed potential TSOs the opportunity to access the site for a lower initial fee.  The TSOs were then given the option of upgrading to the full price membership in order to realize the full benefit of ownership.  This program ended during the third quarter of 2009.  Also in the third quarter of 2009, the Company introduced a payment plan under which the TSOs could pay $99.95 per month for five months, which allowed customers flexible payment terms for purchase of the ITC.  The Company sold 94 ITCs with the payment plan in the first quarter of 2010.  This program ended in the first quarter of 2010.   Also during the first quarter of 2010, the Company introduced a new program focused on selling PDSs at $249.95 each.  The Company sold 2,977 and 5,739 PDSs, respectively, during the three and six months ended June 30, 2010. Both the number of sales and the number of recurring monthly web hosting fees paid directly impact our revenues and expenses.  Likewise, each recurring monthly web hosting fee paid results in marketing commissions paid to our Reps.  As the number of active TSOs and BOs declines, the amount of our travel and product commission revenue decreases as well.  Correspondingly, our travel and product commission expense follows suit.

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

•
The Company plans on further diversifying and enhancing its revenue stream by introducing new product lines that the Company will announce at its National Convention held in St. Louis, Missouri in August 2010.  We believe that these announcements will have a positive impact to our overall business structure and vision for the future.

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

We reported a net loss for the quarter ended June 30, 2010 of $480,000, or $0.00 per basic and diluted share, compared to a net loss of $1.6 million, or $0.02 per basic and diluted share, for the comparable quarter of 2009.  The net loss from discontinued operations for the quarter ended June 30, 2010 was $11,000, or $0.00 per basic and diluted share, compared to a net loss of $2.9 million, or $0.03 basic and diluted share, for the comparable quarter of 2009.

The following discussions of the Company’s results of continuing operations exclude the results related to our former subsidiary REZConnect Technologies, Inc. (“REZconnect”).  This business has been segregated from continuing operations and included in discontinued operations for the three months ended June 30, 2010 and 2009.  See Note 13 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

The Company’s results of continuing operations were as follows:

Net Revenues

Net revenues totaled $8.8 million and $18.0 million in the second quarter of 2010 and 2009, respectively.

•
ITC and PDS sales along with monthly fees decreased $7.9 million to $5.9 million in the second quarter of 2010 compared to $13.8 million in the comparable prior year quarter.  This decrease is attributable to the following:

▪
ITC and PDS sales revenue decreased $3.2 million in the second quarter of 2010 to $818,000 from the $4.0 million reported in the comparable prior year quarter.  We have experienced a decrease in the actual number of ITCs and PDSs sold for the three months ended June 30, 2010 to 3,231 from 4,019 in the prior year period.  As a result, the average number of sales for which we were able to recognize revenue decreased to 920 in the second quarter of 2010 from 3,208 for the same period in 2009.  In addition, the average amount of recognized revenue from each new sale decreased to $298.64 in the second quarter of 2010 from $434.16 in the comparable quarter in 2009 due to the introduction of the PDSs in the first quarter of 2010, which are sold for $249.95.  We believe the decline in the number of new ITC and PDS sales is mostly attributable to the current economic downturn present in the United States and Canada.  However, due to new marketing initiatives that the Company will announce at its National Convention, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

▪
Monthly renewal fees revenue decreased $4.7 million in the second quarter of 2010 to $5.1 million from the $9.8 million reported in the comparable prior year quarter.  The decrease is in direct relation to the number of active paying TSOs and BOs.  The weighted average of paying TSOs and BOs per month decreased from 64,334 for the three months ended June 30, 2009 to 34,674 for the same period in 2010.  We anticipate a continued decline in the number of active paying TSOs and BOs in the coming months due to the general economic conditions in the United States and Canada.  However, due to new marketing initiatives that the Company will announce at its National Convention in August 2010, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

•
Travel and product commissions and services revenue for the second quarter of 2010 decreased $1.2 million to $2.6 million from the $3.8 million reported in the comparable prior year quarter.  The decrease in travel and product commissions and services revenue is attributable to the decrease in the number of active ITCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2010.  In addition, general economic conditions have lowered the overall demand for travel.

•
Training programs and marketing materials revenue decreased $126,000 in the second quarter of 2010 to $159,000 from $285,000 in the comparable prior year quarter.   The decrease was primarily due to a reduction in the number of training events that the Company held.  The reduction in the number of training events held were related to the decline in the number of new ITC and PDS sales and the number of active paying TSOs and BOs compared to what we have experienced in the past.  We expect this trend to stabilize in the coming months with the new marketing initiatives to be announced at our National Convention in August 2010.

Operating Expenses

•
Marketing commissions decreased $4.2 million in the second quarter of 2010 to $2.4 million from $6.6 million in the comparable prior year quarter.  Commission expense related to new sales declined $2.4 million directly related to the decline in the number of new ITC and PDS sales.  The average number of new sales for which we recognized a commission expense decreased to 920 in the second quarter of 2010 compared to 3,208 in the comparable prior year quarter.   At the same time, the average amount of recognized expense for each new sale decreased to $223.14 in 2010 compared to $367.59 in 2009, partially due to the introduction of the PDSs in the first quarter of 2010, which are sold at $249.95   As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $1.7 million in commission expense relating to TSO and BO monthly renewal fees.  This is a direct result of the decline in the number of average active TSOs and BOs for the second quarter of 2010 compared to the same period in 2009.

•
Travel and product commissions for the second quarter of 2010 decreased $508,000 to $1.7 million from $2.2 million reported in the comparable quarter of 2009.  The decrease in travel and product commissions is primarily attributable to the decrease in the number of active ITCs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2010, in addition to an overall decline in the volume of travel due to current economic conditions.

•
Depreciation for the second quarter of 2010 decreased $244,000 to $434,000 from $678,000 reported in the comparable prior year quarter.  The decrease is primarily attributable to the sale of Company vehicles, excess computers, and the retirement of software that was not being utilized.

•
Training programs and marketing materials expense decreased $203,000 to $146,000 in the second quarter of 2010 from $349,000 reported in the comparable prior year quarter.  The Company experienced a decrease in training material sales of $73,000 as a result of the elimination of the sales of magazines and a reduction in the number of new ITC and PDS sales compared to what we have experienced in the past.  The inventory reserve decreased $97,000 in the second quarter of 2010 compared to the same period in 2009, net of additions and disposals.   Fulfillment labor and freight decreased $37,000 in the second quarter of 2010 compared to the same period in 2009, directly related to the reduction of sales of magazines and sales aids and the creation of more online sales materials.

•
General and administrative expenses decreased $2.6 million to $4.5 million in the second quarter of 2010 from $7.1 million in the same quarter of 2009.  As a percentage of total net revenues, these expenses were 50.9% in the second quarter of 2010 and 39.4% in the second quarter of 2009.  The decrease in general and administrative expense in 2010 is primarily attributable to the costs associated with the reduction of new ITC and PDS sales and active TSOs and BOs.  The decreases year over year relate primarily to:

▪	Merchant processing fees decreased $183,000 directly related to the number of transactions processed by the Company, linked to the downturn in revenue.
▪	Restricted stock amortization decreased $299,000 due to a decline in the Company’s stock price and a reduction in the number of restricted stock awards granted in 2010 compared to 2009.
▪	Salaries and related benefits decreased $1.2 million due to the reduction in the home office staff.
▪	Travel and entertainment expenses decreased $176,000 due to a decrease in the number of executives and employees traveling along with management cost cutting measures.
▪	Contract labor decreased $208,000 primarily due to the elimination of numerous consultants and the conversion of consultants to full time employees.

BUSINESS SEGMENTS

We operate in the following two business segments:  Marketing and Product.  Our business segments operate primarily in the United States, but also have operations in Canada, Bermuda, and the Bahamas and are structured for potential additional international growth.  The “Parent” discussions include corporate items not specifically allocated to the segments.

Prior to the first quarter of 2010, the Company had reported in two operating segments, Marketing and Travel.  With the launch of ZamZuu in January 2010, the Company renamed the Travel segment as the Product segment since YTB Travel processes both commissions received and paid on retail products purchased through the ZamZuu business solution in addition to travel commissions.

The following is a discussion of our results of operations within each segment.

Marketing Segment

Dollars in thousands	Three months ended June 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
ITC and PDS sales and monthly fees	$5,887	$13,799	$(7,912)	(57.3)%
Training programs and marketing materials	156	265	(109)	(41.1)%
Other	8	31	(23)	(74.2)%

Total net revenues	6,051	14,095	(8,044)	(57.1)%

OPERATING EXPENSES
Marketing commissions	2,446	6,646	(4,200)	(63.2)%
Depreciation and amortization	220	353	(133)	(37.7)%
Training programs and marketing materials	142	335	(193)	(57.6)%
General and administrative	2,616	4,832	(2,216)	(45.9)%

Total operating expenses	5,424	12,166	(6,742)	(55.4)%

OPERATING INCOME	$627	$1,929	$(1,302)	(67.5)%

Net Revenues

Refer to the consolidated results of continuing operations for the three months ended June 30, 2010 section above for discussions related to the following Marketing segment net revenues:  ITC and PDS sales and monthly fees and training programs and marketing materials.

Operating Expenses

Refer to the consolidated results of continuing operations for the three months ended June 30, 2010 section above for discussions related to the following Marketing segment operating expenses:  marketing commissions and training programs and marketing materials.

•
Depreciation and amortization decreased $133,000 to $220,000 in the second quarter of 2010 from $353,000 in the second quarter of 2009.   The decrease is primarily attributable to the sale of Company vehicles and excess computers.

•
General and administrative expenses decreased $2.2 million to $2.6 million in the second quarter of 2010 from $4.8 million in the comparable prior year quarter.  As a percentage of total marketing net revenues, these expenses were 43.2% in the second quarter of 2010 and 34.3% in the same quarter of 2009. The decrease in general and administrative expense in 2010 is primarily attributable to the costs associated with the reduction of ITC and PDS sales and active TSOs and BOs.  The decreases year over year relate primarily to:

▪	Merchant processing fees decreased $182,000 directly related to the number of transactions processed by the Company, linked to the downturn in revenue.
▪
Corporate allocation from the parent decreased $1.2 million due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

▪	Salaries and related benefits decreased $396,000 due to the reduction in the home office staff.

Product Segment

Dollars in thousands	Three months ended June 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Travel and product commissions and services	$2,591	$3,779	$(1,188)	(31.4)%
Training programs and marketing materials	3	20	(17)	(85.0)%
Other	184	154	30	19.5%

Total net revenues	2,778	3,953	(1,175)	(29.7)%

OPERATING EXPENSES
Travel and product commissions	1,703	2,211	(508)	(23.0)%
Depreciation and amortization	22	99	(77)	(77.8)%
Training programs and marketing materials	4	14	(10)	(71.4)%
General and administrative	1,848	1,988	(140)	(7.0)%

Total operating expenses	3,577	4,312	(735)	(17.0)%

OPERATING LOSS	$(799)	$(359)	$(440)	122.6%

Net Revenues

Refer to the consolidated results of continuing operations for the three months ended June 30, 2010 section above for discussions on the following Product segment net revenues:  travel and product commissions and services.

Operating Expenses

Refer to the consolidated results of continuing operations for the three months ended June 30, 2010 section above for discussions on the following Product segment operating expenses:  travel and product commissions.

•
Depreciation and amortization was $22,000 in the second quarter of 2010 compared to $99,000 in the corresponding quarter of 2009.  The decrease of $77,000 in depreciation and amortization is primarily attributable to the retirement of software that was not being utilized.

•
General and administrative expenses decreased $140,000 to $1.8 million in the second quarter of 2010 from $2.0 million in the comparable prior year quarter.  As a percentage of total travel net revenues, these expenses were 66.5% in 2010 and 50.3% in 2009.  The decrease year over year relates primarily to:

▪
Corporate allocation from the parent decreased $185,000 due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Parent

Dollars in thousands	Three months ended June 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Other	$-	$-	$-	-

Total net revenues	-	-	-	-

OPERATING EXPENSES
Depreciation and amortization	192	226	(34)	(15.0)%
General and administrative	33	290	(257)	(88.6)%

Total operating expenses	225	516	(291)	(56.4)%

OPERATING LOSS	$(225)	$(516)	$291	(56.4)%

Operating Expenses

•
Depreciation and amortization was $192,000 in the second quarter of 2010 compared to $226,000 in the corresponding quarter of 2009.  The decrease in depreciation and amortization of $34,000 is primarily attributable to the fully amortized software in 2009 and the impairment and transfer of intangible assets to the Marketing and Product segments.

•
General and administrative expenses, net of corporate allocation, decreased $257,000 to $33,000 in the second quarter of 2010 from $290,000 in the same quarter of 2009.  The decreases year over year relate primarily to:

▪	Salaries and related benefits decreased $837,000 due to the reduction in the home office staff.
▪
Due to the overall decrease in allocable expenses as individually discussed below, the corporate allocation to the segments decreased $1.4 million.  Allocable expenses include contract labor, legal fees, accounting fees, consulting fees, restricted stock amortization and stock option expense.

o	Contract labor decreased $200,000 primarily due to the elimination of numerous consultants and the conversion of consultants to full time employees.
o	Restricted stock amortization decreased $299,000 due to a decline in the Company’s stock price and a reduction in the number of restricted stock awards granted in 2010 compared to 2009.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

We reported a net loss for the six months ended June 30, 2010 of $903,000 or $0.01 per basic and diluted share, compared to a net loss of $3.5 million, or $0.03 per basic and diluted share, for the comparable period of 2009.  The net loss from discontinued operations for the six months ended June 30, 2010 was $6,000, or $0.00 per basic and diluted share, compared to a net loss of $3.1 million, or $0.03 per basic and diluted share, for the comparable period of 2009.

The following discussions of the Company’s results of continuing operations exclude the results related to our former subsidiary REZConnect.  This business has been segregated from continuing operations and included in discontinued operations for the six months ended June 30, 2010 and 2009.  See Note 13 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

The Company’s results of continuing operations were as follows:

Net Revenues

Net revenues totaled $18.1 million and $39.4 million in the first six months of 2010 and 2009, respectively.

•
ITC and PDS sales along with monthly fees decreased $19.6 million to $12.8 million in the first six months of 2010 compared to $32.4 million in the comparable prior year period.  This decrease is attributable to the following:

▪
ITC and PDS sales revenue decreased $8.6 million in the first six months of 2010 to $1.9 million from the $10.5 million reported in the comparable prior year period.  We have experienced a decrease in the actual number of ITCs and PDSs sold for the six months ended June 30, 2010 to 6,650 from 11,446 in the prior year period.   As a result, the average number of sales for which we were able to recognize revenue decreased to 1,004 in the first six months of 2010 from 4,086 for the same period in 2009.  In addition, the average amount of recognized revenue from each new sale decreased to $328.88 in the first six months of 2010 from $439.91 in the comparable period in 2009 due to the introduction of the PDSs in the first quarter of 2010, which are sold for $249.95.  We believe the decline in the number of new ITC and PDS sales is mostly attributable to the current economic downturn present in the United States and Canada.  However, due to new marketing initiatives that the Company will announce at its National Convention, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

▪
Monthly renewal fees revenue decreased $11.0 million in the first six months of 2010 to $10.9 million from the $21.9 million reported in the comparable prior year period.  The decrease is in direct relation to the number of active paying TSOs and BOs.  The weighted average of paying TSOs and BOs per month decreased from 71,678 for the six months ended June 30, 2009 to 36,259 for the same period in 2010.  We anticipate a continued decline in the number of active paying TSOs and BOs in the coming months due to the general economic conditions in the United States and Canada.  However, due to new marketing initiatives that the Company will announce at its National Convention in August 2010, we believe that we will see a stabilization of sales coupled with slower declines in attrition over the next year.

•
Travel and product commissions and services revenue for the first six months of 2010 decreased $1.5 million to $4.5 million from the $5.9 million reported in the comparable prior year period.  The decrease in travel and product commissions and services revenue is attributable to the decrease in the number of active ITCs affecting the gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2010.  In addition, general economic conditions have lowered the overall demand for travel.

•
Training programs and marketing materials revenue decreased $280,000 in the first six months of 2010 to $489,000 from $769,000 in the comparable prior year period.  The decrease was primarily due to a reduction in the number of training events that the Company held.  The reduction in the number of training events held were related to the decline in the number of new ITC and PDS sales and the number of active paying TSOs and BOs compared to what we have experienced in the past.  We expect this trend to stabilize in the coming months with the new marketing initiatives to be announced at our National Convention in August 2010.

Operating Expenses

•
Marketing commissions decreased $10.6 million in the first six months of 2010 to $5.4 million from $16.0 million in the comparable prior year period.  Commission expense related to new sales declined $6.6 million directly related to the decline in the number of new ITC and PDS sales.  The average number of new sales for which we recognized a commission expense decreased to 1,004 in the first six months of 2010 compared to 4,086 in the same prior year comparable period.  At the same time, the average amount of recognized expense for each new sale decreased to $246.34 in 2010 compared to $364.20 in 2009, partially due to the introduction of the PDSs in the first quarter of 2010, which are sold at $249.95.  As our new sales decline, the amount of leadership and dream bonuses paid also decreases which are included in the calculation to determine the average commission expense recognized on each new sale.  We also experienced a decrease of $3.9 million in commission expense relating to TSO and BO monthly renewal fees.  This is a direct result of the decline in the number of average active TSOs and BOs for the first six months of 2010 compared to the same period in 2009.

•
Travel and product commissions for the first six months of 2010 decreased $783,000 to $2.8 million from $3.6 million reported in the comparable period of 2009.  The decrease in travel and product commissions is primarily attributable to the decrease in the number of active ITCs and the decrease in commissions paid for gross travel retail bookings which are driven by the number of customers utilizing us as their travel sale provider in 2010, in addition to an overall decline in the volume of travel due to current economic conditions.

•
Depreciation for the first six months of 2010 decreased $446,000 to $890,000 from $1.3 million reported in the same period of 2009.  The decrease is primarily attributable to the sale of Company vehicles, excess computers, and the retirement of software that was not being utilized.

•
Training programs and marketing materials expense decreased $683,000 to $289,000 in the first six months of 2010 from $972,000 reported in the same period of 2009.  The Company experienced a decrease in training material sales of $170,000 as a result of the elimination of the sales of magazines and a reduction in the number of new ITC and PDS sales compared to what we have experienced in the past.  The inventory reserve decreased $374,000 in the first six months of 2010 compared to the same period in 2009, net of additions and disposals.   Fulfillment labor and freight decreased $168,000 in the first six months of 2010 compared to the same period in 2009, directly related to the reduction of sales of magazines and sales aids and the creation of more online sales materials.

•
General and administrative expenses decreased $8.6 million to $9.5 million in the first six months of 2010 from $18.0 million in the same period of 2009.  As a percentage of total net revenues, these expenses were 52.3% in the first six months of 2010 and 45.7% in the same period of 2009.  The decrease in general and administrative expense in 2010 is primarily attributable to a reduction in legal expenses, the one-time legal settlement recorded in the first half of 2009 and the costs associated with the reduction of new ITC and PDS sales and active TSOs and BOs.  The decreases year over year relate primarily to:

▪	Merchant processing fees decreased $435,000 directly related to the number of transactions processed by the Company, linked to the downturn in revenue.
▪	Accounting fees decreased $225,000 due to lower annual audit costs.
▪	Travel and entertainment expenses decreased $329,000 due to a decrease in the number of executives and employees traveling along with management’s cost cutting measures.
▪
Restricted stock amortization decreased $1.0 million due to a decline in the Company’s stock price, a reduction in the number of restricted stock awards granted in 2010 compared to 2009 and first quarter 2010 forfeitures associated with restricted stock awards granted during the first quarter of 2009.

▪
Legal settlement expense decreased $1.0 million due to a settlement reached in the first quarter of 2009 on a suit filed by the California Attorney General’s Office that did not repeat during the first six months of 2010.

▪	Salaries and related benefits decreased $2.5 million due to the reduction in the home office staff.
▪
Legal expenses decreased $1.7 million.  This decrease is primarily due to $907,000 in legal expenses in the first half of 2009 related to the California Attorney General matter that was settled in May 2009 and a reduction of $793,000 year over year related to the decrease in general corporate legal fees principally due to the consolidation of legal advice.

▪	Contract labor decreased $429,000 primarily due to the elimination of numerous consultants and the conversion of consultants to full time employees.

BUSINESS SEGMENTS

Marketing Segment

Dollars in thousands	Six months ended June 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
ITC and PDS sales and monthly fees	$12,826	$32,407	$(19,581)	(60.4)%
Training programs and marketing materials	479	710	(231)	(32.5)%
Other	32	70	(38)	(54.3)%

Total net revenues	13,337	33,187	(19,850)	(59.8)%

OPERATING EXPENSES
Marketing commissions	5,406	16,013	(10,607)	(66.2)%
Depreciation and amortization	461	697	(236)	(33.9)%
Training programs and marketing materials	275	936	(661)	(70.6)%
General and administrative	5,912	12,262	(6,350)	(51.8)%

Total operating expenses	12,054	29,908	(17,854)	(59.7)%

OPERATING INCOME	$1,283	$3,279	$(1,996)	(60.9)%

Net Revenues

Refer to the consolidated results of continuing operations for the six months ended June 30, 2010 section above for discussions related to the following Marketing segment net revenues:  ITC and PDS sales and monthly fees and training programs and marketing materials.

Operating Expenses

Refer to the consolidated results of continuing operations for the six months ended June 30, 2010 section above for discussions related to the following Marketing segment operating expenses:  marketing commissions and training programs and marketing materials.

•
Depreciation and amortization decreased $236,000 to $461,000 in the first six months of 2010 from $697,000 in the first six months of 2009.   The decrease is primarily attributable to the sale of Company vehicles and excess computers.

•
General and administrative expenses decreased $6.4 million to $5.9 million in the first six months of 2010 from $12.3 million in the first six months of 2009.  As a percentage of total marketing net revenues, these expenses were 44.3% in the first six months of 2010 and 37.0% in the first six months of 2009. The decrease in general and administrative expense in 2010 is primarily attributable to the costs associated with the reduction of ITC and PDS sales and active TSOs and BOs.  The decreases year over year relate primarily to:

▪	Travel and entertainment expenses decreased $261,000 due to cost cutting efforts by management to eliminate unnecessary travel and related expenses.
▪	Merchant processing fees decreased $434,000 directly related to the number of transactions processed by the Company, linked to the downturn in revenue.
▪	Salaries and related benefits decreased $456,000 due to the reduction in the home office staff.
▪
Corporate allocation from the parent decreased $4.6 million due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Product Segment

Dollars in thousands	Six months ended June 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Travel and product commissions and services	$4,479	$5,939	$(1,460)	(24.6)%
Training programs and marketing materials	10	59	(49)	(83.1)%
Other	288	235	53	22.6%

Total net revenues	4,777	6,233	(1,456)	(23.4)%

OPERATING EXPENSES
Travel and product commissions	2,842	3,625	(783)	(21.6)%
Depreciation and amortization	44	210	(166)	(79.0)%
Training programs and marketing materials	14	36	(22)	(61.1)%
General and administrative	3,273	3,863	(590)	(15.3)%

Total operating expenses	6,173	7,734	(1,561)	(20.2)%

OPERATING LOSS	$(1,396)	$(1,501)	$105	(7.0)%

Net Revenues

Refer to the consolidated results of continuing operations for the six months ended June 30, 2010 section above for discussions on the following Product segment net revenues:  travel and product commissions and services.

Operating Expenses

Refer to the consolidated results of continuing operations for the six months ended June 30, 2010 section above for discussions on the following Product segment operating expenses:  travel and product commissions.

•
Depreciation and amortization was $44,000 in the first six months of 2010 compared to $210,000 in the corresponding quarter of 2009.  The decrease of $166,000 in depreciation and amortization is primarily attributable to the retirement of software that was not being utilized.

•
Training programs and marketing material expense decreased $22,000 to $14,000 from $36,000 reported in the first six months of 2009 due to the elimination of promotional items that were purchased in the first six months of 2009.

•
General and administrative expenses decreased $590,000 to $3.3 million in the first six months of 2010 from $3.9 million in the first six months of 2009.  As a percentage of total travel net revenues, these expenses were 68.5% in 2010 and 62.0% in 2009. The decrease year over year relates primarily to:

▪	Salaries and related benefits decreased $232,000 due to the reduction in the home office staff.
▪
Corporate allocation from the parent decreased $311,000 due to the variances in the following allocable expenses as explained in the parent discussion below:  legal fees, contract labor, accounting fees, consulting fees and restricted stock amortization.

Parent

Dollars in thousands	Six months ended June 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Other	$-	$-	$-	-

Total net revenues	-	-	-	-

OPERATING EXPENSES
Depreciation and amortization	$385	$429	(44)	(10.3)%
General and administrative	272	1,907	(1,635)	(85.7)%

Total operating expenses	657	2,336	(1,679)	(71.9)%

OPERATING LOSS	$(657)	$(2,336)	$1,679	(71.9)%

Operating Expenses

•
Depreciation and amortization was $385,000 in the first six months of 2010 compared to $429,000 in the corresponding period of 2009.  The decrease in depreciation and amortization of $44,000 is primarily attributable to the fully amortized software in 2009 and the impairment and transfer of intangible assets to the Marketing and Product segments.

•
General and administrative expenses, net of corporate allocation, decreased $1.6 million to $272,000 in the first six months of 2010 from $1.9 million in the first six months of 2009.  The decreases year over year relate primarily to:

▪	Salaries and related benefits decreased $1.8 million due to the reduction in the home office staff.
▪
Legal settlement expense decreased $1.0 million due to a settlement reached in the first quarter of 2009 on a suit filed by the California Attorney General’s Office that did not repeat during the first six months of 2010.

▪
Due to the overall decrease in allocable expenses as individually discussed below, the corporate allocation to the segments decreased $4.9 million.  Allocable expenses include contract labor, legal fees, accounting fees, consulting fees, restricted stock amortization and stock option expense.

o	Contract labor decreased $439,000 primarily due to the elimination of numerous consultants and the conversion of consultants to full time employees.

o	Accounting and audit fees decreased $225,000 due to decreased annual audit costs.
o
Restricted stock amortization decreased $1.0 million due to a decline in the Company’s stock price, a reduction in the number of restricted stock awards granted in 2010 compared to 2009 and first quarter 2010 forfeitures associated with restricted stock awards granted during the first quarter of 2009.

o
Legal expenses decreased $1.6 million.  This decrease is primarily due to $907,000 in legal expenses in the first half of 2009 related to the California Attorney General matter that was settled in May 2009 and a reduction of $693,000 year over year related to the decrease in general corporate legal fees principally due to the consolidation of legal advice.

Discontinued Operations

The results of the REZconnect subsidiary, formerly included in our Product segment, are classified as discontinued operations.  Results of the business as well as the loss on disposal are summarized below:

Dollars in thousands	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)	2010	2009	Increase (Decrease)	% Increase (Decrease)

NET REVENUES	$-	$452	$(452)	(100.0)%	$-	$869	$(869)	(100.0)%

OPERATING EXPENSES
Travel and product commissions	-	415	(415)	(100.0)%	-	709	(709)	(100.0)%
Training programs and marketing materials	-	3	(3)	(100.0)%	-	6	(6)	(100.0)%
General and administrative	-	307	(307)	(100.0)%	-	621	(621)	(100.0)%

Total operating expenses	-	725	(725)	(100.0)%	-	1,336	(1,336)	(100.0)%

OPERATING LOSS	-	(273)	273	(100.0)%	-	(467)	467	(100.0)%

OTHER INCOME	-	2	(2)	(100.0)%	-	4	(4)	(100.0)%

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	-	(271)	271	(100.0)%	-	(463)	463	(100.0)%

INCOME TAX PROVISION	-	-	-	-	-	(1)	1	(100.0)%

LOSS ON DISPOSAL, NET OF TAX	(11)	(2,600)	2,589	(99.6)%	(6)	(2,600)	2,594	(99.8)%

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	$(11)	$(2,871)	$2,860	(99.6)%	$(6)	$(3,064)	$3,058	(99.8)%

The Company recorded a net loss from discontinued operations in the second quarter of 2010 of $11,000, a decrease of $2.9 million from the net loss recorded in the second quarter of 2009 of $2.9 million.  This decrease in net loss is due to the disposal of the REZconnect subsidiary at the end of the second quarter of 2009.  The net loss from discontinued operations for the six months ended June 30, 2010 and 2009 was $6,000 and $3.1 million, respectively. The decrease in net loss is primarily due to the net loss on disposal recorded in the second quarter of 2009.  See Note 13 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Liquidity

As of June 30, 2010, we had $1.8 million in cash.  Based on our current cash flow forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months.  However, we cannot predict what the effect might be on our business from events that are beyond our control, such as the recent global credit and liquidity crisis.  Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.  We do not have, but are pursuing establishing, a credit facility from which we may draw for our liquidity needs.

As shown in the accompanying condensed consolidated financial statements, our Company has incurred losses from continuing operations for the first half of 2010 and 2009 of $897,000 and $438,000, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active TSOs and BOs in our Company.  The number of active TSOs and BOs has declined during the first half of 2010 by a net of 8,100 to 33,074 active TSOs and BOs as of June 30, 2010 from the 41,174 reported as of December 31, 2009.

We are addressing the decline in new ITC and PDS sales and retention of existing TSOs and BOs with the following key marketing and training initiatives:

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

•
The Company plans on further diversifying and enhancing its revenue stream by introducing new product lines that the Company will announce at its National Convention held in St. Louis, Missouri in August 2010.  We believe that these announcements will have a positive impact to our overall business structure and vision for the future.

We believe these factors will contribute toward reducing our operating losses and working capital deficiency.  However, there can be no assurance that our Company will be successful in achieving its objectives.

During the first half of 2010, our primary domestic credit card processor returned $1.6 million of the reserve requirement reducing our restricted cash balance from $2.6 million as of December 31, 2009 to $1.0 million as of June 30, 2010.

In addition, we expended approximately $640,000 in legal defense costs during the first half of 2009 that did not recur during the first half of 2010 and are not expected to continue into future periods.  However, additional legal expenses will be incurred related to the civil action filed by the State of Illinois and the class action suit filed in Madison county, Illinois, which the Company anticipates will be significantly lower than those incurred in conjunction with the California Attorney General suit.

We sold our REZconnect subsidiary in the second quarter of 2009.  As a result, we expect to realize cash savings of $2.4 million over the 5.5 years from the date of disposal based upon the cash payments to be made under the employment severance agreement versus the cash payments that would have been required under the original employment contracts.  Thus, the cash savings over the 5.5 years from the date of disposal will serve to contribute a significant savings in terms of liquidity, helping to strengthen our position.  During the first half of 2010, we recognized cash savings of $76,000.

On July 26, 2009, the $1.9 million balloon payment on our corporate headquarters note came due.  On September 29, 2009, we executed a Loan Modification, Renewal, and Extension Agreement (the “Agreement”), effective July 26, 2009, with FH Partners LLC (“FH Partners”) with respect to our corporate headquarters.  We purchased the headquarters property in 2006 and obtained financing for the purchase through a loan from Meridian Bank (the “Loan”).  In 2008, Meridian Bank was closed and as a result, the Loan and related documents were taken over by FH Partners.

The Agreement renewed the note executed in connection with the Loan (the “Note”) in the new amount of $1.9 million and extended the maturity of the Note and Loan to April 30, 2010.  The amount due under the Note bears an annual interest rate of 8.0%.  We paid a principal installment of $300,000 on September 30, 2009.  A second additional principal installment for $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010 then subsequently extended to April 29, 2010.  In connection with the April 29, 2010 extension that we entered into on April 22, 2010, we assigned to FH Partners a promissory note, mortgage and all related documents between the Company and WR Landing, LLC.  See Note 6 – “Notes Receivable” to the condensed consolidated financial statements for further discussion.

On June 17, 2010, we executed a First Amendment to the Agreement (the “First Amendment”) with FH Partners.  The First Amendment modifies the Agreement, as subsequently amended under the Extension, and extends the maturity date to August 31, 2010.  In addition, we agreed to release FH Partners from all liabilities and causes of action, known and unknown, which may be related to the Agreement, as amended.  In the event of default, as defined in the Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the Note due and payable.  All other terms of the Note and the Loan, including the representations and warranties, remain unchanged.

The outstanding balance of the Note as of each of June 30, 2010 and December 31, 2009 was $1.6 million.  We are currently exploring other alternative methods of financing to replace the Note.  Management believes that we will be successful in refinancing the Note before the August 31, 2010 due date; however, there can be no assurance that negotiations will be successful.

On December 16, 2008, we entered into a contract for deed with an unaffiliated third party, (the “Purchaser”), to sell an administrative facility located at One Country Club View Drive, Edwardsville, Illinois, (the “Building One Property”) for the price of $1.5 million.  As of the contract date, we received from the Purchaser the sum of $300,000 and a $1.2 million promissory note signed in connection with the subject contract for deed due within 18 months and not later than June 16, 2010.  Effective June 15, 2010, we extended this date to July 31, 2010.  Subsequently, effective July 29, 2010, we extended this date to August 13, 2010.

On January 20, 2010, we executed a commercial promissory note for general working capital with an unaffiliated third party (the “Lender”), in the amount of $650,000 with a maturity date of September 15, 2010.  The note bears interest at a rate of 14.5 percent per annum, payable in monthly installments of interest only beginning on February 16, 2010.  In connection with the execution of the note and as evidenced by the assignment of promissory note dated January 20, 2010, we granted a security interest to Lender in the promissory note dated December 16, 2008 related to the Building One Property, and payable to the Company in the amount of $1.2 million.  As additional security for the note as evidenced by the assignment of mortgage dated January 20, 2010, we assigned to Lender the real estate mortgage dated December 16, 2008 made by Purchaser to secure repayment of the Building One Property note to the Company.  In the event that we have not received payment in full of all principal and interest due under the terms and conditions of the Building One Property note by June 16, 2010, we are to deliver to Lender a fully executed modification of the Building One Property note no later than July 16, 2010, the terms of which must be approved by Lender prior to the modification.  As stated above, effective June 15, 2010, with the approval of the Lender, we extended the date the full balance of the principal and any accrued interest is due until July 31, 2010 and effective July 29, 2010, we granted a second extension to August 13, 2010.

Cash Flow Data

Cash flows generated from continuing operations is combined with cash flows generated from discontinued operations within operating activities, investing activities, and financing activities in our condensed consolidated statements of cash flows.  The following table presents a summary of our cash flows individually for continuing and discontinued operations for each of the three activities:

	Six months ended June 30,
Dollars in thousands	2010	2009

Net cash provided by (used in):
Operating activities
Continuing	$519	$(608)
Discontinued	-	(345)
Total operating activities	519	(953)
Investing activities
Continuing	20	421
Discontinued	-	251
Total investing activities	20	672
Financing activities
Continuing	592	70
Discontinued	-	-
Total financing activities	592	70
Effect of exchange rate changes on cash	(2)	11

Net increase (decrease) in cash	$1,129	$(200)

Cash Flows from Operating Activities

The following table summarizes the sources and uses of our cash flows from operating activities:

Dollars in thousands	Six months ended June 30,
	2010	2009
Net loss	$(903)	$(3,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	890	1,336
Loss from disposal of discontinued operations, net of tax	6	3,064
Reserve against inventory	33	407
Amortization of restricted stock and stock option/compensation expense	74	998
Other, net	(43)	79
Change in operating assets and liabilities, net:
Restricted cash-collateral used as reserves for credit card processing	1,613	(1,192)
Accounts receivable, net	73	1,335
Inventory	48	269
Prepaid marketing commissions and advances	(8)	5,591
Accounts payable and accrued expenses	(1,391)	(2,655)
Deferred revenue	191	(6,181)
Other	(64)	(157)
Net cash provided by (used in) continuing operating activities	519	(608)
Net cash used in discontinued operating activities	-	(345)
Net cash provided by (used in) operating activities	$519	$(953)

Net cash provided by operating activities of our continuing operations in the first half of 2010 was $519,000 compared to $608,000 used in operating activities of our continuing operations in the first half of 2009.  This $1.1 million increase in cash provided by continuing operations was attributable to the positive change in restricted cash held by our credit card processor of $2.8 million, driven by the $1.6 million release of restricted cash during the first half of 2010 as well as the $1.2 million increase in the reserve during the first half of the prior year.  In addition, the increase in cash provided by operating activities of continuing operations was due to $642,000 in favorable effects of the change in other operating assets and liabilities.  These positive factors were offset by the reduction in net income as adjusted for non-cash items of $2.3 million.  In addition, the operating activities of our discontinued operations used $0 in the first half of 2010 compared to $345,000 in the same period of 2009.

Cash Flows from Investing Activities

Net cash provided by investing activities of our continuing operations was $20,000 during the first half of 2010 compared to $421,000 in the first half of 2009.  This $441,000 decrease in cash provided was primarily related to $872,000 in proceeds received from the sale of assets held for sale resulting from the sale of the Company’s business jet in the first quarter of 2009 for $872,000, net of $28,000 in closing costs, partially offset by the cash relinquished in the disposal of our discontinued operations and the decrease in purchases of property and equipment of $57,000.  In addition, the investing activities of our discontinued operations provided $251,000 of cash in the first quarter of 2009 compared to $0 in the first quarter of 2010.

Cash Flows from Financing Activities

Net cash provided by financing activities of our continuing operations was $592,000 for the first half of 2010 compared to $70,000 in cash provided by financing activities for the prior year period.  Net cash provided by financing activities during the first half of 2009 related to proceeds received under the TSO stock purchase plan partially offset by the repayment of the short-term debt on the Company’s current headquarters.  Net cash provided in the first quarter of 2010 of $592,000 was primarily the result of proceeds from new short-term debt the Company acquired in January 2010.

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

Item 4T.  Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 16 – “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the period covered by this report.

Item 6.  Exhibits

10.1*	Second Amended and Restated 2004 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2010).
10.2
Extension Letter between YTB International, Inc. and FH Partners, LLC executed April 22, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2010).

10.3
First Amendment to Loan Modification, Renewal and Extension Agreement between YTB International, Inc. and FH Partners, LLC executed June 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2010).

10.4*
Master Distributor Letter of Understanding adopted April 6, 2010 by and between J. Lloyd Tomer and YTB International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2010).

10.5*
Compensation Modification adopted April 6, 2010 by and between J. Scott Tomer and YTB International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2010).

16.1	Letter of UHY LLP date April 22, 2010 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2010).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#
Chief Executive Officer Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#
Chief Financial Officer Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit, or incorporated by reference, to this Quarterly Report on Form 10-Q.

#           These certifications are attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by YTB International, Inc. for the purposes of Section 18 of the Exchange Act. Signed originals of these written statements required by Section 906 have been provided to YTB International, Inc. and will be retained by YTB International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YTB International, Inc.

/s/ Robert M. Van Patten
Robert M. Van Patten
Chief Executive Officer, Interim Chief Financial Officer, President and Director
Dated: August 12, 2010