Form 10-Q
period 2010-09-30
YTB International, Inc.
filed 2010-11-12
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

As of November 1, 2010, there were 80,843,549 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 33,777,143 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding.*

* Excludes 914,516 restricted shares of Class A Common Stock and 1,829,032 restricted shares of Class B Common Stock that have been granted but are being held in escrow, as they have not yet vested and are therefore not treated as outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Three and nine months ended September 30, 2010

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

In thousands, except share and per share data	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$668	$678
Restricted cash	1,021	2,637
Short-term investments	28	28
Accounts receivable (less allowance for doubtful accounts of $0 in 2010 and $110 in 2009)	790	674
Notes receivable	1,322	1,602
Inventory, net	167	125
Prepaid marketing commissions and advances	1,388	1,282
Other prepaid expenses and current assets, net	369	332

Total current assets	5,753	7,358

Assets held for sale	6,686	5,248
Property and equipment, net	3,771	6,432
Goodwill	2,529	2,529
Other assets	8	49

TOTAL ASSETS	$18,747	$21,616

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$902	$1,275
Accrued commissions	2,006	2,740
Other accrued expenses	2,110	2,424
Deferred revenue	2,752	2,989
Short-term debt	2,146	1,587
Other current liabilities	1,317	1,274

Total current liabilities	11,233	12,289

Other long-term liabilities:
Other income tax liabilities	176	183
Accrued severance	1,298	1,731

Total other long-term liabilities	1,474	1,914

TOTAL LIABILITIES	12,707	14,203
Commitments and Contingencies (Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 80,751,382 and 76,185,988 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	81	76
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 33,869,310 and 33,613,412 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively; convertible into Class A shares on a one-for-one basis	34	34
Additional paid-in capital	41,118	40,856
Accumulated other comprehensive loss	12	10
Accumulated deficit	(35,183)	(33,541)
Treasury stock, at cost, 25,404 shares at September 30, 2010 and December 31, 2009	(22)	(22)

TOTAL STOCKHOLDERS' EQUITY	6,040	7,413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,747	$21,616

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
In thousands, except share and per share data	2010	2009
NET REVENUES
Marketing site sales and monthly fees	$6,048	$11,349
Product sales and commissions	3,769	4,517
Other	33	45

Total net revenues	9,850	15,911

OPERATING EXPENSES
Marketing commissions	3,275	6,261
Product cost and commissions	2,182	2,592
Depreciation and amortization	408	684
General and administrative	4,596	6,023

Total operating expenses	10,461	15,560

OPERATING (LOSS) INCOME	(611)	351

OTHER INCOME (EXPENSE)
Interest and dividend income	13	55
Interest expense	(107)	(30)
Foreign currency translation gain (loss)	2	(14)

Total other (expense) income	(92)	11

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(703)	362

INCOME TAX PROVISION (BENEFIT)	25	(14)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(728)	376

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(11)	(14)

NET (LOSS) INCOME	$(739)	$362

NET (LOSS) INCOME PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A and Class B shares	114,620,692	108,409,604

(Loss) income per share from continuing operations - basic and diluted*	$(0.01)	$0.00
Loss per share from discontinued operations - basic and diluted*	$(0.00)	$(0.00)
Net (loss) income per share - basic and diluted*	$(0.01)	$0.00

* Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended September 30,
In thousands, except share and per share data	2010	2009
NET REVENUES
Marketing site sales and monthly fees	$18,886	$43,757
Product sales and commissions	8,980	11,347
Other	98	227

Total net revenues	27,964	55,331

OPERATING EXPENSES
Marketing commissions	8,716	22,279
Product cost and commissions	5,564	7,008
Depreciation and amortization	1,298	2,020
General and administrative	13,767	24,231

Total operating expenses	29,345	55,538

OPERATING LOSS	(1,381)	(207)

OTHER INCOME (EXPENSE)
Interest and dividend income	84	126
Interest expense	(247)	(78)
Foreign currency translation (loss) gain	(3)	1

Total other (expense) income	(166)	49

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(1,547)	(158)

INCOME TAX PROVISION (BENEFIT)	78	(96)

LOSS FROM CONTINUING OPERATIONS	(1,625)	(62)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(17)	(3,078)

NET LOSS	$(1,642)	$(3,140)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A and Class B shares	113,928,914	105,960,112

Loss per share from continuing operations - basic and diluted*	$(0.01)	$(0.00)
Loss per share from discontinued operations - basic and diluted*	$(0.00)	$(0.03)
Net loss per share - basic and diluted*	$(0.01)	$(0.03)

* Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
In thousands	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,642)	$(3,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,298	2,020
Provision for/write-off of uncollectible notes and advances	302	19
(Gain) loss on disposal of property and equipment	(2)	40
Loss from disposal of discontinued operations, net of tax	17	2,614
Reserve against inventory	12	359
Reserve against earnest money deposit	-	10
Amortization of debt issue costs	49	-
Interest income on notes receivable	-	(46)
Provision for uncollectible interest on notes receivable	-	46
Bad debt provision reversal	(74)	-
Amortization of restricted stock	70	1,245
Stock option expense	165	212
Compensation credit	(97)	(271)
Change in operating assets and liabilities:
Restricted cash-collateral provided by (used as) reserves for credit card processing	1,616	(1,180)
Accounts receivable, net	(42)	1,599
Notes receivable	(22)	92
Inventory	(54)	599
Prepaid marketing commissions and advances	(117)	6,673
Other prepaid expenses and current assets	(17)	(62)
Other assets	41	26
Accounts payable	(381)	(1,168)
Accrued commissions	(659)	(1,496)
Other accrued expenses	(734)	(483)
Other current liabilities	45	(60)
Deferred revenue	(221)	(8,766)
Other income tax liabilities	(7)	9
Other liabilities	-	(2)
NET CASH USED IN OPERATING ACTIVITIES	(454)	(1,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87)	(85)
Proceeds from sale of property and equipment	22	14
Proceeds from asset held for sale	-	872
Cash paid to prepare asset for sale	-	(28)
Proceeds from redemption of short-term investments	-	329
Purchases of short-term investments	-	(106)
Cash relinquished in disposal of discontinued operations	-	(129)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(65)	867

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	650	-
Payment of debt issue costs	(36)	-
Repayment of short-term debt	(91)	(360)
Proceeds received under stock purchase plan	-	144
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	523	(216)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14)	57

NET DECREASE IN CASH	(10)	(403)
CASH, BEGINNING OF PERIOD	678	1,203
CASH, END OF PERIOD	$668	$800

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended September 30,
In thousands	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of capitalized interest)	$177	$89
Income taxes paid	81	206

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclass of property and equipment to assets held for sale	$1,438	$-
Shares issued for severance liability	79	49
Reclass of notes receivable from other assets to notes receivable	-	1,200
Stock option compensation	32	68
Shares surrendered in repayment of note receivable	-	22
Shares issued for restricted stock grant	4	4
Transfer of Class B common stock shares to Class A common stock shares	1	2
Property and equipment included in accounts payable	8	-

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB,” or the “Company”) markets and provides internet-based business solutions offering travel-related services as well as shopping opportunities through 625 affiliate and featured stores.  The Company operates primarily through two wholly-owned subsidiaries which divide the Company’s operations into two basic divisions: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc.) and its subsidiaries (collectively, “ZamZuu”) and YTB Travel Network, Inc. and its subsidiaries (collectively, “YTB Travel”).  The Company, together with its subsidiaries, is hereafter collectively referred to as the “Company” unless noted otherwise.

ZamZuu offers e-commerce business solutions via websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell e-commerce business solutions through a direct sales model and are compensated via a direct sales commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force.

The Company’s first business model was an Internet Travel Center (“ITC”) that sold for a one-time set-up fee of $449.95 and a monthly charge of $49.95.  This focused almost exclusively on travel.  In January of 2010, the business model changed to include retail e-commerce with the launch of ZamZuu which began selling the Product Distribution System (“PDS”).  The PDS had the same $49.95 monthly charge but the one-time set-up fee was reduced to $249.95.  In August of 2010, the Company stopped selling PDSs, eliminated the $249.95 set-up fee and began selling a license to Brokers for a monthly fee of $49.95, granting them the ability to give what was formerly the PDS to people for free (“Free Agents”).  The Brokers match the commissions earned by the Free Agents dollar for dollar.

Collectively, everyone who purchased an ITC or PDS or pays a monthly fee for a license will be referred to as "Subscribers."

YTB Travel provides customer access to online travel vendors within the personalized sites as well as access to the same 625 affiliate and featured stores within those sites.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers, as well as highly commissionable retail products with the launch of ZamZuu.

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

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2010 through the date of issuance of the Company’s condensed consolidated financial statements.  Based upon the evaluation, the Company did not identify any non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.  See Note 17 – “Subsequent Events.”

Certain reclassifications have been made to the 2009 financial statements to conform to the current year presentation as of and for the periods ended September 30, 2010.  In the second quarter of 2009, the Company’s Board of Directors (the “Board”) approved the sale of REZconnect Technologies, Inc. (“REZconnect”).  As such, REZconnect operations have been presented as discontinued operations for all periods presented.  Refer to Note 13 – “Discontinued Operations” for additional information.

New Accounting Guidance

Recently Adopted Accounting Guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance amending the accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company adopted this guidance in the first quarter of 2010 and the adoption had no impact on the financial position or results of operations as of or for the period ended September 30, 2010.

In January 2010, the FASB issued guidance requiring new disclosures and clarifying existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the amendments now require a reporting entity to:

●	Disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
●	Present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.
In addition, the guidance clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity is to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company adopted the revised disclosure guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2010.

In February 2010, the FASB issued an update which amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2010, cash totaled $668,000.  Based on current cash flow forecasts of the Company’s short-term and long-term liquidity needs, management believes that the Company’s projected sources of liquidity will be sufficient to meet its projected liquidity needs for the next 12 months.  However, management cannot predict what the effect might be on the Company’s business from events that are beyond the Company’s control, such as the recent global credit and liquidity crisis.  Management will continue to assess the Company’s liquidity position and potential sources of supplemental liquidity in view of the Company’s operating performance, current economic and capital market conditions, and other relevant circumstances.  The Company does not have, but is pursuing the establishment of a credit facility from which it may draw for its liquidity needs.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the first nine months of 2010 and 2009 of $1.5 million and $158,000, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active Subscribers in the Company.  The number of active Subscribers has declined during the first nine months of 2010 by a net of 4,255 to 36,919 as of September 30, 2010 from the 41,174 reported as of December 31, 2009.  However, for the three months ended September 30, 2010, the number of active Subscribers increased by a net of 3,845.

The Company is addressing the net year-to-date decline in Subscribers and existing Broker retention with the following key initiatives:

●
The continuing effects of a sluggish economy have caused the Company to evaluate its business model.  The determination to eliminate all fees associated with the PDS will allow the Company to dramatically increase our customer base, thereby increasing sales which lead to increased commissions.  Free Agents, as they are called, earn half of the commission previously received by the PDS with the other half being earned by the Broker who gave it to them.  This allows Brokers to have multiple streams of income by having as many Free Agents as they can give the PDS to.

●
Our commitment to training evidences itself in numerous forms.  Video, web-casts, email, conference calls, social media and live events form the basis of the Company’s training for Brokers, Free Agents and Reps.  This education has led to increased sales in the Featured Product category.  This group of products generates greater commissions to our Free Agents, which correlate to greater commissions to the Brokers.

●	The Company plans to continue to create marketing materials in support of the new products that were introduced at the 2010 National Convention to further enhance and diversify its revenue stream.

Management believes these factors will contribute toward reducing the Company’s operating losses and working capital deficiency.  However, there can be no assurance that the Company will be successful in achieving its objectives.

During the first nine months of 2010, the Company’s primary domestic credit card processor reduced the required reserve requirements by $1.6 million, reducing our restricted cash balance from $2.6 million as of December 31, 2009 to $1.0 million as of September 30, 2010.

The outstanding balance of the Company’s headquarters note as of September 30, 2010 and December 31, 2009 was $1.5 million.  The maturity date of the note is November 30, 2010.  See Note 9 – “Short-Term Debt.”

NOTE 4 – NET LOSS PER SHARE
Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B) during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B), plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the lapse of restrictions on restricted stock.  These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended September 30, 2010 and the nine months ended September 30, 2010 and 2009, due to the loss we incurred during such periods, as their inclusion would have been anti-dilutive.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of an aggregate of 12,081,476 shares as of September 30, 2010 and 21,403,976 shares as of September 30, 2009.  The potentially dilutive securities at September 30, 2010 consisted of stock options to purchase up to 6,416,314 shares of common stock, warrants to purchase up to 1,200,000 shares of common stock, and 4,465,162 shares of restricted stock that have been excluded from the calculation until the restrictions lapse.  The potentially dilutive securities at September 30, 2009 consisted of stock options to purchase up to 3,968,182 shares of common stock, warrants to purchase up to 3,558,783 shares of common stock, and 13,877,011 shares of restricted stock that have been excluded from the calculation until the restrictions lapse.

NOTE 5 – RESTRICTED CASH

During the first nine months of 2010, the Company’s primary domestic credit card processor reduced the required reserve requirements by $1.6 million and released these funds to the Company.

NOTE 6 – NOTES RECEIVABLE

Prestige

On December 16, 2008, the Company entered into a contract for deed with Prestige Management, LLC (“Prestige”), an unaffiliated third party, to sell an administrative facility located at One Country Club View Drive, Edwardsville, Illinois (“CCV1”) for the price of $1.5 million.  As of the contract date, the Company received from Prestige the sum of $300,000 and a $1.2 million promissory note (the “Prestige Promissory Note”) signed in connection with the subject contract for deed due within 18 months and not later than June 16, 2010.  Effective June 15, 2010, the Company executed an amendment to the Prestige Promissory Note extending this date to July 31, 2010 and effective July 29, 2010, executed a second amendment to the Prestige Promissory Note extending this date to August 13, 2010.  See Note 17 – “Subsequent Events.”  During the third quarter of 2010, the Company recorded a $300,000 reserve against the promissory note to reduce the balance to its estimated net realizable value.  As of September 30, 2010 and December 31, 2009, respectively, the balance of the Prestige Promissory Note was $900,000 and $1.2 million.

On January 20, 2010, the Company assigned the Prestige Promissory Note and real estate mortgage between the Company and Prestige to Normandy Corporation (“Normandy”) in connection with the execution of a $650,000 commercial promissory note with Normandy.  See Note 9 – “Short-Term Debt.”

WR Landing

On April 22, 2010, in connection with the execution of an agreement to extend the December 31, 2009 principal payment under the Company’s note on its corporate headquarters to April 29, 2010 (the “Principal Payment Extension”), the Company assigned to FH Partners, Inc. (“FH Partners”) that certain Promissory Note made payable to the Company in the amount of $500,000 by WR Landing, LLC (the “WR Landing Note”), with a principal balance of $475,000 as of September 30, 2010, and all related documents securing and relating to the WR Landing Note to secure the headquarters note and the underlying agreements with FH Partners, including a certain mortgage dated November 24, 2008 securing the WR Landing Note (collectively, the “WR Landing Collateral Documents”).  The principal payment referred to above has not been made, however, the maturity date on the entire note and underlying agreements on the headquarters property with FH Partners was subsequently extended to August 31, 2010 and again to November 30, 2010.  The Principal Payment Extension provided that after April 30, 2010, FH Partners will be entitled to pursue all of its rights and remedies against the Company under or related to all security agreements, mortgages and other documents or instruments executed in connection with or securing the Company’s indebtedness to FH Partners, including pursuant to the Principal Payment Extension.  In addition, the Principal Payment Extension provided that FH Partners shall only be obligated to return the WR Landing Note to the Company and assign back to the Company all of the WR Landing Collateral Documents in the event the Company pays in full all of its outstanding indebtedness and obligations to FH Partners. See Note 9 – “Short-Term Debt.”

During the third quarter of 2010, a representative of WR Landing, LLC, now known as T12B, LLC (“T12B”), their counsel, and the Company met to avoid foreclosure.  T12B agreed to bring their interest current and to make monthly interest payments from the proceeds from the sale of 1 acre of the 10 acres of land they purchased from the Company to a C-store operator.  The Company will release the lien on the 1 acre at the closing of the sale between T12B and the C-store operator.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Future Tenant

On September 29, 2010, the Company executed a Commercial Lease Agreement (the “Commercial Lease”) with respect to the Company’s headquarters.  The initial term of the Commercial Lease commences on January 1, 2011 and terminates December 31, 2015, with three options to renew the Commercial Lease, at the lessee’s option, each for an additional five-year period.  Under the Commercial Lease, the lessee agrees to lease 20,000 square feet for monthly rental payments of $11,666.67, or $7.00 per square foot, for the purposes of conducting a new and used automobile sales and service business.  In addition, the lessee agrees to pay all real estate taxes assessed on the leased premises, to obtain and pay for all utilities on the leased premises, as well as to provide proof of fire and extended coverage insurance and liability insurance, including property damage and bodily and/or personal injury with appropriate minimum limits.

In connection with the execution of the Commercial Lease, on September 28, 2010, the Company agreed to loan the lessee $480,000 (the "Loan Payable"), representing a portion of the construction expenses for improvements made to the leased property.  Also on September 28, 2010, the lessee executed a Promissory Note (the “Note”) in favor of the Company in the principal amount of $480,000.  The amount due under the Note bears interest at a rate of 6.0% annually and will be repaid with monthly installments of $9,279.79, beginning January 16, 2011, and on the 16th of each succeeding month thereafter, including the full balance of principal and interest thereon being due June 16, 2016.  The Note is secured by a lien on the improvements made to the Company’s property.  The Company has not funded the Loan Payable as of the filing of this Form 10-Q.  As such, neither the Loan Payable nor the Note is reflected on the Company’s condensed consolidated balance sheet as of September 30, 2010.

NOTE 7 – INVENTORY, NET

Inventory, net, consists of the following materials available for sale to Reps as of September 30, 2010 and December 31, 2009:

In thousands	September 30, 2010	December 31, 2009
Nutritional	$92	$-
Packaging materials	36	-
Audio / video marketing	-	29
Printed marketing materials	17	78
Apparel	22	18

Inventory, net	$167	$125

Inventory reserves recorded at September 30, 2010 and December 31, 2009 are $1.0 million.

NOTE 8 – ASSETS HELD FOR SALE

During the second quarter of 2010, the Company made the decision to list and sell 19 acres of land adjacent to its corporate headquarters with a carrying value of $1.5 million and reclassified it to assets held for sale on the Company’s condensed consolidated balance sheet as of September 30, 2010.  In addition, during the nine months ended September 30, 2010, the Company placed into service $104,000 of equipment previously included in assets held for sale as of December 31, 2009, and reclassified it to property and equipment, net on the Company’s condensed consolidated balance sheet as of September 30, 2010.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – SHORT-TERM DEBT

Debt Related to Corporate Headquarters

On July 26, 2009, the $1.9 million balloon payment on the Company’s note on its corporate headquarters matured.  On September 29, 2009, the Company executed a Loan Modification, Renewal, and Extension Agreement (the “Loan Modification”) effective July 26, 2009, with FH Partners with respect to the Company’s corporate headquarters.  The Loan Modification renewed the note executed by the Company in connection with the loan, in the new amount of $1.9 million (the “FH Partners Note”) and extended the maturity of the FH Partners Note and loan to April 30, 2010.  The amount due under the FH Partners Note bears interest at a rate of 8% annually.  The Company paid a principal installment of $300,000 on September 30, 2009.  A second additional principal installment for $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010 then subsequently extended to April 29, 2010.  In connection with the April 29, 2010 payment extension that the Company entered into on April 22, 2010, the Company assigned to FH Partners a promissory note, mortgage and all related documents between the Company and WR Landing, LLC.  See Note 6 – “Notes Receivable.”

On June 17, 2010, the Company executed a First Amendment to the Loan Modification (the “First Amendment”) with FH Partners.  The First Amendment modified the Loan Modification after its maturity.  The First Amendment modifies the Loan Modification and extends the maturity date to August 31, 2010.  In addition, the Company agreed to release FH Partners from all liabilities and causes of action, known and unknown, which may be related to the Loan Modification, as amended.  In the event of default, as defined in the FH Partners Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the FH Partners Note due and payable.  All other terms of the FH Partners Note and the loan, including the representations and warranties, remain unchanged.

On September 22, 2010, after loan maturity, the Company executed a Second Amendment to the Loan Modification (the “Second Amendment”) which is effective September 1, 2010.  In consideration for the Second Amendment, the Company paid the sum of ten dollars to FH Partners.  The Second Amendment extends the maturity date of the Loan Modification and the FH Partners Note to November 30, 2010 and increases the interest rate on the unpaid principal balance on the FH Partners Note from eight percent per annum to ten percent per annum effective September 1, 2010.  In addition, the Company agreed to pay monthly principal payments of $50,000 in addition to the current monthly installment payments of $16,392.23 beginning September 30, 2010.  All other terms and provisions of the Loan Modification, as amended, and FH Partners Note remain unchanged.  The outstanding balance of the FH Partners Note as of September 30, 2010 and December 31, 2009 was $1.5 million and $1.6 million, respectively.

Other Debt

On January 20, 2010, the Company executed a commercial promissory note for general working capital with Normandy, an unaffiliated third party, in the amount of $650,000 with a maturity date of September 15, 2010 (the “Normandy Note”).  The Normandy Note bears interest at a rate of 14.5% per annum, payable in monthly installments of interest only beginning on February 16, 2010.  The total loan fee and miscellaneous closing costs for the Normandy Note, amortized to interest expense over the life of the note, is $47,000 of which $3,000 was paid in January 2010 upon acceptance of the commitment letter, $13,000 was paid upon execution of the promissory note, and $33,000 is due and payable at the maturity date of the note.  Amortization of the debt issue costs for the three and nine months ended September 30, 2010 is $18,000 and $32,000, respectively.

In connection with the execution of the Normandy Note and as evidenced by the assignment of promissory note dated January 20, 2010, the Company granted a security interest to Normandy in the Prestige Promissory Note dated December 16, 2008 related to CCV1, and payable to the Company in the amount of $1.2 million.  See Note 6 – “Notes Receivable.”  As additional security for the Normandy Note as evidenced by the assignment of mortgage dated January 20, 2010, the Company assigned to Normandy the real estate mortgage dated December 16, 2008 made by Prestige to secure repayment of the Prestige Promissory Note to the Company.  Effective June 15, 2010, with the approval of Normandy as required by the Normandy Note, the Company extended the date the full balance of the principal and any accrued interest is due until July 31, 2010 and effective July 29, 2010, the Company granted a second extension to August 13, 2010.  See Note 17 – “Subsequent Events.”  During the third quarter of 2010, the Company recorded a $300,000 reserve against the promissory note to reduce the balance to its estimated net realizable value of $900,000.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – SHARE-BASED PAYMENTS
As of September 30, 2010, the Company had a share-based employee compensation plan (the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”)), a share-based Sales Director bonus plan (the “2007 Sales Director Bonus Plan”) and a TSO ("Travel Site Owner") Stock Purchase Plan (the “TSO SPP”).  The 2004 Plan, the 2007 Sales Director Bonus Plan and the TSO SPP are more fully described in Note 14 – “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2004 Plan

As of April 16, 2010, the Board amended the 2004 Plan to increase the total number of shares of Common Stock reserved and available for distribution under the 2004 Plan from 15,000,000 shares to 20,000,000 shares.

Stock Options

On January 19, 2010, the Board granted non-qualified stock options to purchase shares of the Company’s Class A Common Stock to eligible employees at an exercise price equal to the closing market price of the Company’s Class A Common Stock (the “Grant”) on January 19, 2010 (the “Grant Date”) subject to the sufficient availability of shares under the 2004 Plan.  In January 2010, the Company’s 2004 Plan had enough shares available to issue one-third of the approved award.  On January 19, 2010, the Company’s eligible employees received a non-qualified stock option award equal to one-third of the Grant to purchase 1,338,683 shares of the Company’s Class A Common Stock to eligible employees of the Company, of which 157,346 shares were forfeited as of September 30, 2010.  These stock options vest one year from the Grant Date and expire five years from the Grant Date.  On April 22, 2010 (the “Second Award Date”), the Company’s eligible employees received a non-qualified stock option award equal to the remaining two-thirds of the Grant to purchase 2,677,366 shares of the Company’s Class A Common Stock to eligible employees of the Company, of which 314,692 shares were forfeited as of September 30, 2010.  These stock options vest in two equal installments, the first of which vests two years from the Grant Date and the second of which vests three years from the Grant Date with all options expiring five years from the Grant Date.

The fair value of each option granted during the nine months ended September 30, 2010 was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate	1.48% - 1.87%
Expected life	3.0 - 3.5 years
Divident yield	0%
Expected volatility	117.24% - 119.39%

The Company recognized $37,000 and $28,000 in compensation expense for all stock options issued under the 2004 Plan for the three months ended September 30, 2010 and 2009, respectively, and $153,000 and $207,000 for the nine months ended September 30, 2010 and 2009, respectively.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of September 30, 2010 was $156,000.  Such amount is expected to be recognized over a weighted average amortization period of 1.25 years.

Restricted Stock Awards

As more fully described in Note 14 – “Share-Based Payments” of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Board approved a policy that governs the compensation of the non-employee members of the Board on April 25, 2008 (the “Compensation Policy”).  On June 7, 2010, the Board ratified an amendment to the Compensation Policy (the “Amended Compensation Policy”).  Under the Amended Compensation Policy, the one-time restricted stock award granted upon election to the Board was changed to a restricted stock award of 40,000 shares instead of a restricted stock award valued at $40,000.  In addition, the portion of the annual compensation equal to a restricted stock award valued at $30,000 was changed to a restricted stock award of 30,000 shares.  All other terms of the Compensation Policy remain the same.  The Amended Compensation Policy is effective for the 2010 annual compensation as awarded during the May 17th – May 30th window as stipulated in the Compensation Policy.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On May 28, 2010, the Board granted the 2010 annual Board of Directors restricted stock award under the Amended Compensation Policy to six members of the Board.  Each award consisted of 30,000 shares of the Company’s Class A Common Stock and vests on the first anniversary of the grant date.

On December 31, 2008, a Board member forfeited 24,391 shares of restricted stock upon his resignation from the Board.  On May 28, 2010, the Board granted this member a restricted stock award of 24,391 shares under the Amended Compensation Policy upon his re-election to the Board on March 2, 2010.  The Board approved the number of shares granted as equal to the number of shares forfeited in lieu of 40,000 shares under the Amended Compensation Policy.

On January 19, 2010, the Board granted restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “Replacement Awards”).  The Replacement Awards consisted of 613,479 shares of the Company’s Class A Common Stock and 897,584 of the Company’s Class B Common Stock, of which 50% vested on the grant date and 50% will vest on the first anniversary of the grant date.

The Company calculated the cost of the restricted stock grants awarded during the nine months ended September 30, 2010 by using the fair market value of the Company’s Class A Common Stock on the respective grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.

The Company recorded $22,000 and $158,000 as net compensation expense related to the amortization of all restricted stock awards issued under the 2004 Plan for the three months ended September 30, 2010 and 2009, respectively, and $70,000 and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  As of September 30, 2010, there was $138,000 of unrecognized compensation expense related to the 1,721,614 shares of unvested restricted stock.  The weighted average period over which the total unrecognized compensation expense related to these nonvested awards is expected to be recognized is 1.0 year.

2007 Sales Director Bonus Plan

During the first quarter of 2010 and 2009, accrued bonuses and marketing commissions expense were reduced by $97,000 and $271,000, respectively, for actual forfeitures incurred during the respective quarters.

On September 14, 2010, the Board approved the Amended 2007 Sales Director Bonus Plan (the “Amended Plan”) and suspended any awards under the Amended Plan until further notice.  The 2007 Sales Director Bonus Plan (the “Original Plan”) was revised to change the nonqualified discounted stock option award available for qualifying sales directors (independent contractors) of the Company from a dollar value of stock options at five performance-based achievement levels to a set number of undiscounted nonqualified stock options at each of the same five achievement levels.  The Original Plan was also revised to change the vesting conditions of the stock option award to one-third vesting on the grant date of the award, one-third vesting on the first anniversary of the grant date and one-third vesting on the second anniversary of the grant date.  All other material terms of the Original Plan remain unchanged.

TSO SPP

The Company recognized $3,000 as a reduction in revenues for equity unit options purchased under the TSO SPP for the three months ended September 30, 2010 and 2009, and $12,000 and $5,000 for the nine months ended September 30, 2010 and 2009, respectively.  The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future TSO turnover.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of September 30, 2010 was $50,000.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Option Summary:

The following table provides additional information with respect to the aggregate stock option plan activity for the first nine months of 2010 under the Company’s 2004 Plan, 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)

Options outstanding at beginning of 2010	3,561,511	$0.49	$0.33
For the period from January 1, 2010 to September 30, 2010:
Granted	4,016,049	0.07	0.04
Forfeited	(1,161,246)	0.17	0.15
Expired	-	-	-
Exercised	-	-	-
Options outstanding September 30, 2010	6,416,314	$0.28	$0.18	4.66

Options exercisable at September 30, 2010	1,787,796	$0.63	$0.38	3.98

As of September 30, 2010, the aggregate intrinsic value of all options outstanding and exercisable is $0.

A summary of stock options outstanding and exercisable as of September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighed Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$0.07 - $1.00	5,516,314	4.59	$0.12	1,127,796	$0.20
$1.01 - $1.67	900,000	5.07	1.28	660,000	1.35

Total	6,416,314	4.66	$0.28	1,787,796	$0.63

One-Time Restricted Stock Award

On January 2, 2010 and 2009, all shares scheduled to vest on such dates under the One-Time Restricted Stock Award were forfeited, as the performance-related vesting conditions specified in the applicable restricted stock award agreements were not met.

As of September 30, 2010, there was approximately $2.8 million of unrecognized compensation expense related to the 2,743,548 shares scheduled to vest on January 2, 2011.  As of September 30, 2010, the Company expects that the performance-related vesting conditions specified in the applicable restricted stock award agreements will not be met for all shares scheduled to vest on January 2, 2011.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Summary

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the One-Time Restricted Stock Award during the nine months ended September 30, 2010:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Non-vested at beginning of 2010	10,767,732	$0.73
For the period from January 1, 2010 to September 30, 2010:
Granted	1,715,454	0.07
Vested	3,623,261	0.18
Forfeited	4,394,763	0.98
Non-vested at September 30, 2010	4,465,162	$0.68

As of September 30, 2010, there was approximately $3.0 million of unrecognized compensation expense related to the 4,465,162 shares of unvested restricted stock under the Company’s 2004 Plan and the One-Time Restricted Stock Award, which includes $2.8 million of unrecognized compensation expense related to the 2,743,548 shares expected to be forfeited on January 2, 2011 due to the failure to meet performance-related vesting conditions.  The Company expects to recognize the remaining $138,000 of total compensation expense not yet recognized related to the remaining nonvested awards over a weighted average period of 1.0 year.

The Company recognized total compensation cost in the condensed consolidated statements of operations for all stock option and restricted stock plans of $63,000 and $189,000 for the three months ended September 30, 2010 and 2009, respectively, and $138,000 and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that ZamZuu utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives.  The Company expended $1,000 and $16,000, respectively, for these services during the three months ended September 30, 2010 and 2009, respectively, and $3,000 and $173,000 for the nine months ended September 30, 2010 and 2009, respectively.  Included in accounts payable on the condensed consolidated balance sheet at December 31, 2009, is $8,000 for amounts due by the Company for these services.

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

The Company’s rental expense under the Building Two Lease was approximately $8,000 per month, or $25,000 and $76,000 for the three and nine months ended September 30, 2010 and 2009, respectively.  A net deposit of $36,000 is included in other prepaid expenses and current assets in the consolidated balance sheet as of December 31, 2009 which the Company recognized as rent expense under the Building Two Lease during the nine months ended September 30, 2010.  In addition to monthly rental payments, the Company is responsible for reimbursement of insurance premiums and repairs and maintenance during the term of the Building Two Lease.  During each of the three months ended September 30, 2010 and 2009, insurance and repairs and maintenance expense totaled $2,000 and $11,000 for each of the nine months ended September 30, 2010 and 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises served as additional office space for the Company.  The Magnolia Lease had an initial term of 18 months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009.  Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extended until August 15, 2009. Rent under the Magnolia Lease was approximately $8,000 per month.  In addition to monthly rental payments, the Company was responsible for reimbursement of insurance premiums, repairs and maintenance, and real estate taxes assessed on the property on which the Magnolia Leased Premises was located during the term of the Magnolia Lease.  The Company was also responsible for all costs of maintaining any common areas (“CAM”) used by the Company in conjunction with the Magnolia Leased Premises.  The following is a summary of the costs incurred for the Magnolia Leased Premises for the three and nine months ended September 30, 2009:

In thousands	Three months	Nine months
	ended	ended
	September 30, 2009	September 30, 2009

Rental expense	$9,000	$59,000
Insurance / repairs / CAM	1,000	4,000
Real estate taxes	16,000	20,000

Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, each of whom were members of the Board until June 16, 2009 and April 30, 2009, respectively.  Each of the transactions entered into by the Company with Meridian Land (including the Building Two Lease and the Magnolia Lease) was considered and approved by the independent members of the Board.

Pursuant to the terms of the development contract with Winfield Development for its new corporate headquarters in Wood River, Illinois (the “Contract”), the Company made aggregate payments of $3,000 and $449,000 during the three and nine months ended September 30, 2009.  The Contract was approved by the independent members of the Board.  Mr. Winfield, who was a member of the Board until April 30, 2009, controls Winfield Development.

During the three months ended September 30, 2010 and 2009, the Company expended $134,000 and $48,000, respectively, to J. Lloyd “Coach” Tomer, former Director and Chairman of the Board, for commissions earned as a Rep and $429,000 and $147,000 for the nine months ended September 30, 2010 and 2009, respectively.  As of each of September 30, 2010 and December 31, 2009, $73,000 is included in accounts payable on the condensed consolidated balance sheets and $418,000 and $424,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.  The Company also expended $2,000 and $5,000 in book royalty fees to Mr. Tomer during the three months ended September 30, 2010 and 2009, respectively and $2,000 and $5,000 for the nine months ended September 30, 2010 and 2009, respectively.

During the three months ended September 30, 2010 and 2009, the Company expended $86,000 and $42,000, respectively, to J. Scott Tomer, Chairman of the Board, for commissions earned as a Rep, and $238,000 and $135,000 for the nine months ended September 30, 2010 and 2009, respectively.  As of each of September 30, 2010 and December 31, 2009, $8,000 is included in accounts payable on the condensed consolidated balance sheets and $23,000 and $10,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.

During the three months ended September 30, 2010 and 2009, the Company expended $46,000 and $42,000, respectively, to J. Kim Sorensen, Vice Chairman of the Board, for commissions earned as a Rep and $105,000 and $135,000 for the nine months ended September 30, 2010 and 2009, respectively.  As of each of September 30, 2010 and December 31, 2009, $43,000 is included in accounts payable on the condensed consolidated balance sheets and $53,000 and $75,000, respectively, are included in accrued commissions for commissions due Mr. Sorensen.

During the nine months ended September 30, 2009, the Company expended $93,000 to Michael Brent, Chief Executive Officer and President of the Company’s former wholly-owned subsidiary REZconnect, for commissions earned as a Rep prior to the sale of REZconnect on June 30, 2009.  See Note 13 – “Discontinued Operations.”  Included in the condensed consolidated balance sheets as of both September 30, 2010 and December 31, 2009, are $43,000 in accounts payable and $65,000 in accrued commissions for commissions due Mr. Brent earned prior to June 30, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended September 30, 2010 and 2009, the Company expended $5,000 and $10,000, respectively, to Lou Brock, a member of the Board, for commissions earned as a Rep and a Subscriber and $18,000 and $35,000, respectively, for the nine months ended September 30, 2010 and 2009.  In addition, the Company expended $1,000 and $3,000, respectively, for insurance premiums paid to Mr. Brock for the three and nine months ended September 30, 2009.  Included in accrued commissions on the condensed consolidated balance sheets as of each of September 30, 2010 and December 31, 2009 are $2,000 for commissions due Mr. Brock.

During the first quarter of 2009, the Company expended $16,000 in fees to Israeloff, Trattner & Co. for work performed by Andrew Wilder, a member of the Board until November 5, 2009.  The fees covered services performed by Mr. Wilder for expanded duties in his role as Audit Committee Chairman and a member of the Compensation Committee of the Board.  The independent members of the Board approved the fees.

During the nine months ended September 30, 2010, the Company expended $1,000 in legal fees for work performed by Jack Humes, a member of the Board.  The fees covered services performed by Mr. Humes related to the corporate headquarters building asset held for sale.  Included in accounts payable at December 31, 2009, is $2,000 for amounts due Mr. Humes.  The independent members of the Board approved the fees.

NOTE 13 – DISCONTINUED OPERATIONS

The loss on disposition of the REZconnect subsidiary, net of tax, consists of the following for the three and nine months ended September 30, 2010 and 2009:

In thousands	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Contract termination costs	$-	$-	$-	$2,634

Assets sold to purchaser, net of liabilities assumed	-	26	-	267

Proceeds	-	-	-	(275)

True-up of contract termination costs settled in stock	-	(24)	(16)	(24)

Non-cash accretion of contract termination liability	11	12	33	12

Loss on disposal, net of tax	$11	$14	$17	$2,614

The following table summarizes the net revenues and operating results for the REZconnect operations included in discontinued operations for the three and nine months ended September 30, 2010 and 2009:

In thousands	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net revenues	$-	$-	$-	$869

Loss from operations before income tax provision	$-	$-	$-	$(463)

Income tax provision	-	-	-	(1)

Loss on disposal, net of tax	(11)	(14)	(17)	(2,614)

Loss on discontinued operations, net of tax	$(11)	$(14)	$(17)	$(3,078)

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the activity in the accrued exit cost liability for the REZconnect subsidiary for the nine months ended September 30, 2010:

In thousands	Fair value at December 31, 2009	Common stock settlements	Cash payments	Non-cash accretion	Fair value at September 30, 2010

Contract termination costs	$2,355	$(79)	$(387)	$33	$1,922

Total exit costs	$2,355	$(79)	$(387)	$33	$1,922

In the Company’s condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009, the current portion of the liability balance is $624,000, which is included in other accrued expenses, and the long-term portion is $1.3 million and $1.7 million, respectively, which is included in accrued severance.

NOTE 14 – SEGMENT INFORMATION

The Company operates in the following two business segments: marketing of PDSs, including the development of a sales network (“Marketing”), and sales of travel and other products through PDSs (“Product”), formerly referred to as the Travel segment.  The Company’s business segments operate primarily in the United States, but also have operations in Canada, Bermuda and the Bahamas and are structured for potential additional international growth.

Prior to the first quarter of 2010, the Company had reported in two operating segments, Marketing and Travel.  With the launch of ZamZuu in January 2010, the Company renamed the Travel segment as the Product segment since YTB Travel processes both commissions received and paid on retail products purchased through the ZamZuu business solution in addition to travel commissions.

As previously discussed, the Company has sold its REZconnect subsidiary, formerly included in our Product segment, and as such, the results of these operations are presented as discontinued operations and are not included in the segment data presented.  Additionally, during the third quarter of 2010, the costs previously attributed to the Parent segment, were reclassified to the Marketing and Product segments in connection with enhancing the Company's reporting processes.  The Company has reflected the impact of these changes for all periods presented.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the financial information concerning the Company's reportable segments.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.  The “Parent” column includes corporate items not specifically allocated to the segments.

In thousands

Three months ended September 30, 2010	Marketing	Product	Parent	Total

External and inter-segment revenue	$6,067	$3,783	$-	$9,850
Loss from continuing operations	(498)	(230)	-	(728)
Assets	6,715	716	11,796	19,227
Depreciation and amortization	319	89	-	408
Capital expenditures	93	-	-	93

Three months ended September 30, 2009	Marketing	Product	Parent	Total

External and inter-segment revenue	$11,361	$4,550	$-	$15,911
Income (loss) from continuing operations	513	(137)	-	376
Assets (1)	8,394	900	12,322	21,616
Depreciation and amortization	514	170	-	684
Capital expenditures	3	-	28	31

Nine months ended September 30, 2010	Marketing	Product	Parent	Total

External and inter-segment revenue	$18,929	$9,035	$-	$27,964
Loss from continuing operations	(10)	(1,615)	-	(1,625)
Assets	6,715	716	11,796	19,227
Depreciation and amortization	1,065	233	-	1,298
Capital expenditures	93	-	2	95

Nine months ended September 30, 2009	Marketing	Product	Parent	Total

External and inter-segment revenue	$43,888	$11,443	$-	$55,331
Income (loss) from continuing operations	1,971	(2,033)	-	(62)
Assets (1)	8,394	900	12,322	21,616
Depreciation and amortization	1,572	448	-	2,020
Capital expenditures	35	-	50	85

(1) Segment totals represent assets as of December 31, 2009.

YTB INTERNATIONAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

GEOGRAPHICAL FINANCIAL INFORMATION:

Net revenues for the three and nine months ended September 30, 2010 and 2009 consist of:

In thousands	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

United States	$9,671	$15,523	$27,295	$53,521
Canada	179	388	669	1,810
Total net revenues	$9,850	$15,911	$27,964	$55,331

All long-lived assets as of September 30, 2010 and December 31, 2009 were located in the United States.

NOTE 15 – INCOME TAXES

As of September 30, 2010 and December 31, 2009, the Company had approximately $176,000 and $1.4 million, respectively, of unrecognized tax benefits.  Of the unrecognized tax benefits at September 30, 2010, $176,000, if recognized, would impact the Company’s effective income tax rate.

The Company provided for foreign income tax expense in its annual financial statements as of and for the year ended December 31, 2008.  The actual expense varied from those estimates and the income tax provision for each of the three and nine months ended September 30, 2009 was adjusted to reflect the difference.

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

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards.  As of July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  The Court granted their motions and a second amended complaint was filed on December 24, 2009.  On February 12, 2010, the Company filed motions to dismiss the amended consolidated complaint.  On April 19, 2010, the Court granted the Motion to Dismiss as to all the out-of-state plaintiffs.  As a result, there is only one remaining plaintiff who is a citizen of Illinois.  Consequently, the Court has requested further briefing on the issue of whether the Court retains jurisdiction to hear the matter when both plaintiffs and defendants are citizens of the same state.  The additional briefing was due on May 19, 2010.  On May 26, 2010, the Court dismissed the last remaining Plaintiffs.  Plaintiffs have subsequently filed a notice of appeal with the Seventh Circuit.  Plaintiffs' appellate brief is due to be filed November 17, 2010.  Additionally, on June 16, 2010, the Plaintiffs have filed a new class action complaint with substantially the same allegations in Illinois state court.  This state court complaint has been removed to Federal Court and motions to dismiss the suit are currently pending before the Court.

On May 14, 2009, a civil action was filed against the Company, three of its subsidiaries and certain executive officers of the Company in the Superior Court of Illinois, Champaign County, by the Illinois Attorney General.  The complaint alleges that the defendants violated Illinois’ unfair competition and advertising laws.  The Company believes it has meritorious defenses to the claims.  The Illinois Attorney General has recently proposed resolving the suit short of litigation.  The Company is in the process of exchanging information with the Office of the Illinois Attorney General and exploring possible resolution alternatives.

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

Termination of Employment Agreement

On April 6, 2010, the Board adopted a resolution to (i) terminate the employment agreement dated effective January 1, 2008 between the Company and J. Lloyd Tomer, former Chairman of the Board and (ii) enter into a Master Distributor Letter of Understanding (the “Letter”) between the Company and J. Lloyd Tomer.  Upon approval by the Board, the Letter was effective retroactively for compensation earned as of February 1, 2010.  Under the Letter, Mr. Tomer will earn commissions and overrides generated by the Director 5 position occupied by a former sales director in lieu of his current salary, subject to certain salary reduction limitations.  In addition, he will receive a monthly marketing stipend, as well as reimbursement for business related expenses as defined in the Letter.

On July 19, 2010, in exchange for participation in the Company’s new incentive plan and severance program, Mr. J. Kim Sorensen entered into a Termination of Employment Agreement with the Company, pursuant to which Mr. Sorensen’s employment agreement with the Company dated January 1, 2008 was terminated.  In addition on July 19, 2010, in exchange for participation in the Company’s new incentive plan and severance program, Mr. J. Scott Tomer entered into a Termination of Employment Agreement with the Company, pursuant to which Mr. Tomer’s employment agreement with the Company dated January 1, 2008 and the modification thereto dated April 6, 2010 and effective February 1, 2010 were terminated.

Modification of Employment Agreement

On April 6, 2010, the Board adopted a resolution to modify the employment agreement dated effective January 1, 2008 between the Company and J. Scott Tomer, Chairman of the Board (the “Modification”).  Upon approval by the Board, the Modification was effective retroactively for compensation earned as of February 1, 2010.  Under the Modification, J. Scott Tomer will earn commissions and overrides generated by the Director 4 position occupied by a former sales director in lieu of earning commissions and overrides generated by Representative position #2.  All other terms and conditions of his existing employment agreement remain unchanged.

NOTE 17 – SUBSEQUENT EVENTS

On October 21, 2010, the Company executed a Contract with Prestige to Accept Deed in Payment of Mortgage Debt (the “Prestige Contract”) with respect to the CCV1.  Pursuant to the Prestige Contract, the Company agreed to cancel the Prestige Promissory Note and the indebtedness evidenced thereby and Prestige agreed to convey CCV1 to the Company.

In addition, on October 21, 2010, the Company agreed to refinance its mortgage on CCV1 (the “Mortgage”) with Normandy.  In connection with the refinance of the Mortgage, the Company agreed to pay off the Normandy Note and execute a new secured promissory note (the “New Normandy Note”) in favor of Normandy with a principal amount of $685,000 that matures September 1, 2011.  The New Normandy Note is secured by the Mortgage on CCV1.

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

Overview
We are a leading marketer and provider of internet-based business solutions offering travel-related services as well as shopping opportunities through 625 affiliate stores and nine featured stores.  We operate through our two wholly-owned subsidiaries and their respective subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc., “ZamZuu”) and YTB Travel Network, Inc. (“YTB Travel”).

ZamZuu offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell e-commerce business solutions through a direct sales model and are compensated via a direct sales commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force.

Our first business model was an Internet Travel Center (“ITC”) that sold for a one-time set-up fee of $449.95 and a monthly charge of $49.95.  This focused almost exclusively on travel.  In January of 2010, the business model changed to include retail e-commerce with the launch of ZamZuu which began selling the Product Distribution System (“PDS”).  The PDS had the same $49.95 monthly charge but the one-time set-up fee was reduced to $249.95.  In August of 2010, we stopped selling PDSs, eliminated the $249.95 set-up fee and began selling a license to Brokers for a monthly fee of $49.95, granting them the ability to give what was formerly the PDS to people for free (“Free Agents”).  The Brokers match the commissions earned by the Free Agents dollar for dollar.

Collectively, everyone who purchased an ITC or PDS or pays a monthly fee for a license will be referred to as “Subscribers.”

YTB Travel provides customer access to online travel vendors within the personalized sites as well as access to the same 625 affiliate and featured stores within those sites.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers, as well as highly commissionable retail products with the launch of ZamZuu.

We believe that the shift to the internet for shopping and for booking travel and our unique programs for our Subscribers place us in a valuable and unique position to provide an income stream for our Subscribers and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry and/or to shop online at 625 affiliate stores offering cash back as well as discounts.  The emerging market shift to the internet for shopping and travel services presents the opportunity for advancement of products and services by referral relationships.  Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty.  By contrast, each Subscriber develops personal relationships with his or her customers, who book travel or shop through the personalized sites, thereby creating a significant advantage for our sales force over the major online travel companies and online shopping sites.  Typically, the cost to book a trip through a Subscriber is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites.  The personalized sites provide access to more than 35 booking engines, including World Choice Travel (a subsidiary of Travelocity), Hotels.com, Apple Vacations, Collette Vacations, and others.  For shopping, customers receive cash back in the typical range of 3% to 7.5% and are eligible for all discounts offered by the online retailer.

In addition to our travel related products, we are very excited about the introduction of new highly commissionable retail products through our featured stores with the launch of ZamZuu.  We believe we are at the beginning of a paradigm shift as it pertains to retail shopping.  We are designing the appropriate product mix, technology platforms and marketing programs to address this in the months and years to come.

Our revenues are comprised primarily of marketing site sales and monthly fees, commissions paid by travel providers, commissions on the sales of products through the ZamZuu network of online retail stores and direct sales of travel.  In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.”  Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on either the expected date of travel or the retail product date of purchase.  Overrides are recognized on an accrual basis based on prior year’s expense adjusted for current year volumes.

Commissions earned on affiliated stores are in the form of cash back to the customer making the purchases and a matching payment to the Subscribers with the rates in a range of 3% to 7.5% of the purchase.  Commissions earned on featured stores range up to 50%, with the Company earning the first 20% of the gross commission and the Subscriber and marketing organization sharing the remaining 80%.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages, and a nominal service fee for airline tickets when purchased from a consolidator.  During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume of business.  YTB Travel expects that its average commission rate from online transaction revenues will increase due to a higher proportion of non-commodity product sales and an increase in higher profit negotiated preferred supplier contracts.  Each Subscriber pays a monthly web hosting fee of $49.95, and can earn transactional compensation from travel purchased from his or her ITC, PDS or personalized website in the range of 60% to 100% of the commission earned by YTB Travel.  There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

Business Segments

We operate in the following two business segments:  Marketing and Product.  Our business segments operate primarily in the United States, but also have operations in Canada, Bermuda, and the Bahamas and are structured for potential additional international growth.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.  The “Parent” discussions include corporate items not specifically allocated to the segments.

Prior to the first quarter of 2010, the Company had reported in two operating segments, Marketing and Travel.  With the launch of ZamZuu in January 2010, the Company renamed the Travel segment as the Product segment since YTB Travel processes both commissions received and paid on retail products purchased through the ZamZuu business solution in addition to travel commissions.

In the second quarter of 2009, we sold our REZconnect Technologies, Inc. subsidiary (“REZconnect”), formerly included in our Product segment, and as such, the results of these operations are presented as discontinued operations and are not included in the segment data presented.  Additionally, during the third quarter of 2010, the costs previously attributed to the Parent segment, were reclassified to the Marketing and Product segments in connection with enhancing the Company's reporting processes.  We have reflected the impact of these changes for all periods presented.

Current State of the Company

The Company’s total net revenue for the three-month period ended September 30, 2010 decreased $6.0 million to $9.9 million compared to $15.9 million for the three-month period ended September 30, 2009.  The Company’s reported net results for the three-month period ended September 30, 2010 decreased $1.1 million to a net loss of $739,000 as compared to net income of $362,000 for the three-month period ended September 30, 2009.

The Company’s total net revenue for the nine-month period ended September 30, 2010 decreased $27.3 million to $28.0 million compared to $55.3 million for the nine-month period ended September 30, 2009.  The Company’s reported net loss for the nine-month period ended September 30, 2010 decreased $1.5 million to a net loss of $1.6 million as compared to net loss of $3.1 million for the nine-month period ended September 30, 2009.

We anticipate a continuing decline in revenues in the short-term due to the elimination of the initial sign-up fee and general economic conditions.  However, due to new marketing initiatives, including, but not limited to, changes in the business model, we believe that revenues derived from monthly hosting fees, along with product sales to active Subscribers will continue to rise.  We believe that this business model will lead to a more stable environment than what the Company has experienced in the past, while still allowing for growth potential.

Although the active number of Subscribers has increased during the three months ended September 30, 2010 by a net of 3,845, the active number of Subscribers decreased by 4,255 during the first three quarters of 2010.  We are addressing the net year-to-date decline in Subscribers and existing Broker retention issues with the following key initiatives:

•
The continuing effects of a sluggish economy have caused the Company to evaluate its business model.  The determination to eliminate all fees associated with the PDS will allow the Company to dramatically increase our customer base, thereby increasing sales which lead to increased commissions.  Free Agents earn half of the commission previously received by the PDS with the other half being earned by the Broker who gave it to them.  This allows Brokers to have multiple streams of income by having as many Free Agents as they can give the PDS to.

•
Our commitment to training evidences itself in numerous forms.  Video, web-casts, email, conference calls, social media and live events form the basis of the Company’s training for Brokers, Free Agents and Reps.  This education has led to increased sales in the Featured Product category.  This group of products generates greater commissions to our Free Agents which correlate to greater commission to the Brokers.

•	We plan to continue to create marketing materials in support of our new products that were introduced at our 2010 National Convention to further enhance and diversify our revenue stream.

We believe that our current cash will be sufficient to meet the anticipated cash needs of both our marketing segment and our product segment for the next 12 months.  See – “Liquidity and Capital Resources.”

Current Subscriber Activity

The following tables set forth information concerning (i) the number of Subscribers that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three and nine months ended September 30, 2010 and 2009, and (ii) the weighted average number of active Subscribers during each such period:

2010	Beginning Balance Active Subscribers	New Subscribers	Deactivations	Ending Balance Active Subscribers	Weighted Average Active Subscribers

Three months ended September 30, 2010	33,074	8,395	4,550	36,919	34,151

Nine months ended September 30, 2010	41,174	15,045	19,300	36,919	35,556

2009	Beginning Balance Active Subscribers	New Subscribers	Deactivations	Ending Balance Active Subscribers	Weighted Average Active Subscribers

Three months ended September 30, 2009	60,414	2,964	12,957	50,421	53,668

Nine months ended September 30, 2009	92,383	14,410	56,372	50,421	65,675

The above figures represent the number of active Subscribers paying the Company a monthly fee of $49.95.  Prior to August 22, 2010, the Company sold these sites for an initial sign-up fee of $249.95 and $449.95.  As explained in the Company overview, the Company is switching its business model and waiving the initial fee, only requiring that individuals pay the monthly fee to remain an active Subscriber.  Since the release of the new business model on August 22, 2010, the Company has enrolled 5,728 new Subscribers with no initial sign-up fee.  During the three and nine months ended September 30, 2010, the Company sold 200 and 1,111 subscriptions, respectively, for a $449.95 initial sign-up fee, compared to 2,950 and 11,852 in the same periods of 2009.  Additionally, during the three and nine months ended September 30, 2010, the Company sold 14 and 2,558 subscriptions, respectively, at a rate of $249.95.

A Subscriber can be deactivated for a number of reasons.  For example, the payment method used to pay for monthly web hosting fees may no longer be valid or may have been changed and a Subscriber may fail to update this information.  If the Subscriber fails to provide payment for future months’ web hosting fees in advance of the service being provided, the Subscriber will be deactivated automatically after an applicable grace period.  We also have a cancellation policy that allows a Subscriber to voluntarily discontinue his or her PDS, which is deactivated at the time the request is made.  PDSs may be reactivated by simply resuming payment of monthly web hosting fees from that point forward.  We reserve the right to deactivate any Subscriber that we believe may have fraudulent activity associated with it or with its owner.

Deactivations in relation to the number of new Subscribers during a specified period, is a key component in the calculation performed to determine the average lifespan that an individual remains with our Company.  If the proportion of Subscriber deactivations were to grow as a percentage of active paying Subscribers, the average lifespan would decrease and vice versa.  In the event of such a decrease, we would accelerate the period over which we recognize the income and offsetting expense, relating to the Subscriber initial sign-up fees.  This acceleration would have a positive impact on our bottom line, as the amount of revenue deferred from Subscriber sign-up fees outweighs the offsetting deferred expense for commissions related to such sign-up.  With no change in the commission structure, we expect the trend of revenues exceeding the related expenses to continue.

The decline on a year-to-year basis of our organization that is evidenced by the above numbers directly impacts our financial results, both in terms of revenue and expense recognition.  As fewer PDSs are sold and maintained, the amount of marketing and travel and product commissions correspondingly decreases.  As these decreases occur, we must reduce infrastructure costs that are volume driven, such as wage and benefit costs as well as other discretionary expenditures.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

	Three months ended September 30,
In thousands	Marketing				Product				Total
	2010	2009	Increase (Decrease)	% Increase (Decrease)	2010	2009	Increase (Decrease)	% Increase (Decrease)	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Marketing site sales and monthly fees	$6,048	$11,349	$(5,301)	(46.7%)	$-	$-	$-	n/m *	$6,048	$11,349	$(5,301)	(46.7%)
Product sales and commissions	-	-	-	n/m *	3,769	4,517	(748)	(16.6%)	3,769	4,517	(748)	(16.6%)
Other	19	12	7	58.3%	14	33	(19)	(57.6%)	33	45	(12)	(26.7%)

Total net revenues	6,067	11,361	(5,294)	(46.6%)	3,783	4,550	(767)	(16.9%)	9,850	15,911	(6,061)	(38.1%)

OPERATING EXPENSES
Marketing commissions	3,275	6,261	(2,986)	(47.7%)	-	-	-	n/m *	3,275	6,261	(2,986)	(47.7%)
Product cost and commissions	-	-	-	n/m *	2,182	2,592	(410)	(15.8%)	2,182	2,592	(410)	(15.8%)
Depreciation and amortization	319	514	(195)	(37.9%)	89	170	(81)	(47.6%)	408	684	(276)	(40.4%)
General and administrative	2,892	4,111	(1,219)	(29.7%)	1,704	1,912	(208)	(10.9%)	4,596	6,023	(1,427)	(23.7%)

Total operating expenses	6,486	10,886	(4,400)	(40.4%)	3,975	4,674	(699)	(15.0%)	10,461	15,560	(5,099)	(32.8%)

OPERATING INCOME (LOSS)	(419)	475	(894)	(188.2%)	(192)	(124)	(68)	54.8%	(611)	351	(962)	(274.1%)

OTHER INCOME (EXPENSE)	(61)	13	(74)	(569.2%)	(31)	(2)	(29)	n/m *	(92)	11	(103)	(936.4%)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(480)	488	(968)	(198.4%)	(223)	(126)	(97)	77.0%	(703)	362	(1,065)	(294.2%)

INCOME TAX PROVISION (BENEFIT)	18	(25)	43	(172.0%)	7	11	(4)	(36.4%)	25	(14)	39	(278.6%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(498)	513	(1,011)	(197.1%)	(230)	(137)	(93)	67.9%	(728)	376	(1,104)	(293.6%)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF TAX)	(7)	43	(50)	(116.3%)	(4)	(57)	53	(93.0%)	(11)	(14)	3	(21.4%)

NET INCOME (LOSS)	$(505)	$556	$(1,061)	(190.8%)	$(234)	$(194)	$(40)	20.6%	$(739)	$362	$(1,101)	(304.1%)

* not meaningful

Net Revenue

Marketing site sales and monthly fees.  Marketing site sales and monthly fees revenue is comprised of marketing site sales, monthly fees, and convention revenue.  Marketing site sales and monthly fees decreased $5.3 million from $11.3 million in the third quarter of 2009 to $6.0 million in the same period of 2010.  All marketing site sales and monthly fees revenue is attributable to the Company’s marketing segment.

Marketing site sales decreased $1.6 million from $2.4 million in the third quarter of 2009 to $774,000 in the same period of 2010.  The average number of sales for which we are able to recognize revenue decreased to 937 in the third quarter of 2010 from 2,010 for the same period in 2009.  In addition, the average amount of recognized revenue decreased to $278.01 in the third quarter of 2009 compared to $413.13 for the same period of 2010.  The decrease in the average number of sales and the average amount of recognized revenue is a result of the elimination of the initial sign-up fee of $249.95 and $449.95.  This is being driven by the changes the Company has made to the business model, eliminating the requirement for individuals to pay a sign-up fee.  The Company will continue to recognize revenues for the short-term due to the deferral of this revenue in the past.  The Company believes that the elimination of the initial sign-up fee will have a positive effect on the amount of monthly fees it generates along with an increase in product sales, directly correlated with the number of active Subscribers the Company maintains.

Monthly fees decreased $3.4 million from $8.3 million in the third quarter of 2009 to $4.9 million in the same period of 2010.  The decrease is in direct relation to the number of active paying Subscribers.  The weighted average of paying Subscribers per month decreased from 53,668 in the third quarter of 2009 to 34,151 in the same quarter of 2010.  While the Company experienced a decline in the number of active paying Subscribers when compared to the same period last year, we did experience a growth in the number of Subscribers during the third quarter of 2010.  We anticipate this trend will continue in the near future as we continue to add value to the Subscriber opportunity which in turn leads to the potential of increased commissions earned by the Subscriber.

Convention revenue decreased $284,000 from $605,000 in the third quarter of 2009 to $321,000 in the same quarter of 2010.  The decrease is due to a reduction in the number of attendees at the Company’s National Convention in 2010 compared to 2009.

Product sales and commissions.  Product sales and commissions revenue is comprised of revenue from products sold through the ZamZuu network of online retail stores and travel booking commission revenue from travel providers.  Product sales revenue decreased $748,000 from $4.5 million in the third quarter of 2009 compared to $3.8 million in the same period of 2010.  All product sales revenue is attributable to the Company’s product segment.

The product sales and commissions revenue decrease is primarily due to a $488,000 reduction in sales aids resulting from the decline in the number of active Subscribers, a $307,000 reduction in travel commissions resulting from a decline in the number of customers utilizing us as their travel sale provider in 2010 compared to 2009 and a $202,000 reduction in training revenue due to the suspension of training at various locations throughout the country.  The Company now offers online training which the Company believes is a more valuable use of resources.

Beginning in August 2010, the Company began offering direct sale products to active Subscribers which generated revenue of $149,000 during the third quarter of 2010.  Additionally, commissions from our affiliated featured stores increased $102,000 in the third quarter of 2010 compared to the same period of 2009.  We believe the increase in our featured stores, the increase in active Subscribers, and the continued introduction of new direct sale products will result in increased revenue in product sales and commissions.

Operating Expense

Marketing commissions.  Marketing commissions expense is comprised of commissions paid on initial and monthly fees and the expense related to the Company’s National Convention.  Marketing commissions decreased $3.0 million from $6.3 million in the third quarter of 2009 to $3.3 million in the third quarter of 2010.  All marketing commission expense is attributable to the marketing segment.

Commission expense related to new sales decreased $718,000 to $1.1 million in the third quarter of 2010 compared to $1.8 million in the same period of 2010 directly related to the number of new Subscribers.  The average number of new sales for which we recognized commission expense decreased to 937 in the third quarter of 2010 compared to 2,010 for the same period in 2009.  At the same time, the average amount of recognized expense for each new Subscriber decreased to $212.44 in the third quarter of 2010 compared to $326.09 in the same period of 2009.  As with the new sale revenue, this is being driven by the new business model, in which the Company does not collect initial sign-up fees.  The Company will continue to recognize expense on past new sales, due to the deferral of commission expense related to those sales where the revenue was also deferred.

Commission expense related to monthly fees decreased $1.5million to $1.6 million in the third quarter of 2010 compared to $3.1 million in the same period of 2010 directly related to the decline in the number of Subscribers.  We anticipate this expense to increase in the future, as the number of active Subscribers increases.

Convention expense decreased $611,000 to $431,000 in the third quarter of 2010 compared to $1.0 million for the same period in 2009.  The decrease was a result of a reduction in the number of attendees at the Company’s National Convention in 2010 compared to 2009, as well as management efforts to reduce costs.

Product sales and  commissions.  Product sales and commission expense is comprised of commissions paid for travel bookings and product sales sold through the ZamZuu network of online retail stores as well as the cost of goods sold related to product sales.  Product sales and commission expense decreased $410,000 from $2.6 million in the third quarter of 2009 to $2.2 million in the same quarter for 2010.  The decrease of $373,000 is directly impacted by the decrease in sales aids revenue affected by the decline in the number of active Subscribers.  The additional decrease is the commission paid for gross travel retail bookings which is driven by the number of customers utilizing us as their travel provider in 2010 as well as an overall decline in the volume of travel due to economic conditions.  All product sales and commissions expense is attributable to the product segment.

Depreciation and amortization.  Depreciation and amortization expense decreased on a consolidated Company-wide basis $276,000 from $684,000 in the third quarter of 2009 to $408,000 for the same period in 2010.  The decrease is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s marketing segment is comprised mainly of computer hardware, software, and furniture.  It also consists of an allocable portion based on revenue of the Company’s headquarters building improvements.  The decrease of $195,000 from $514,000 in the third quarter of 2009 to $319,000 in the same quarter of 2010 is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s product segment is comprised mainly of software and an allocable portion, based on revenue, of the Company’s headquarters building improvements.  The decrease of $81,000 from $170,000 in the third quarter of 2009 to $89,000 in the same quarter of 2010 is attributable to assets being fully depreciated.

General and administrative. General and administrative expenses decreased on a consolidated Company-wide basis $1.4 million from $6.0 million in the third quarter of 2009 compared to $4.6 million for the same period in 2010.  The decrease is primarily the result of decreased salaries and related benefits of $833,000 resulting from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports.  The decrease of merchant processing fees of $118,000 is due to a decrease in the number of transactions processed by the Company directly related to a reduction in gross sales.  The decrease in accounting and audit fees of $267,000 is a result of cost cutting measures by the Company in reporting, Sarbanes-Oxley compliance, and audit, including the Company’s switch to a new audit firm.  Decreased restricted stock amortization of $128,000 is due to a decline in the Company’s stock price, a reduction in the number of restricted stock awards granted in 2010 compared to 2009 and first quarter 2010 forfeitures associated with restricted stock awards granted during the first quarter of 2009.  The decrease in legal fees of $221,000 is primarily due to the consolidation of corporate legal advice in addition to a decline in legal expense related to ongoing litigation matters.  The decrease is partially offset by an increase of bad debt of $283,000 primarily related to a $300,000 notes receivable reserve recorded in the third quarter of 2010.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.

General and administrative expenses for the marketing segment decreased $1.2 million from $4.1 million in the third quarter of 2009 to $2.9 million in the same quarter of 2010.  Merchant processing fees decreased $117,000 due to a decrease in the number of transactions processed by the Company that is related to the downturn in revenue.  The corporate allocation decreased $1.1 million for the allocable expenses of legal fees, contract labor, accounting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.

General and administrative expenses for the product segment decreased $208,000 from $1.9 million in third quarter 2009 to $1.7 million in the same quarter of 2010.  The corporate allocation decreased $239,000 for the allocable expenses of legal fees, contract labor, accounting fees, consulting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

	Nine months ended September 30,
In thousands	Marketing				Product				Total
	2010	2009	Increase (Decrease)	% Increase (Decrease)	2010	2009	Increase (Decrease)	% Increase (Decrease)	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Marketing site sales and monthly fees	$18,886	$43,757	$(24,871)	(56.8%)	$-	$-	$-	n/m *	$18,886	$43,757	$(24,871)	(56.8%)
Product sales and commissions	-	-	-	n/m *	8,980	11,347	(2,367)	(20.9%)	8,980	11,347	(2,367)	(20.9%)
Other	43	131	(88)	(67.2%)	55	96	(41)	(42.7%)	98	227	(129)	(56.8%)

Total net revenues	18,929	43,888	(24,959)	(56.9%)	9,035	11,443	(2,408)	(21.0%)	27,964	55,331	(27,367)	(49.5%)

OPERATING EXPENSES
Marketing commissions	8,716	22,279	(13,563)	(60.9%)	-	-	-	n/m *	8,716	22,279	(13,563)	(60.9%)
Product cost and commissions	-	-	-	n/m *	5,564	7,008	(1,444)	(20.6%)	5,564	7,008	(1,444)	(20.6%)
Depreciation and amortization	1,065	1,572	(507)	(32.3%)	233	448	(215)	(48.0%)	1,298	2,020	(722)	(35.7%)
General and administrative	8,980	18,138	(9,158)	(50.5%)	4,787	6,093	(1,306)	(21.4%)	13,767	24,231	(10,464)	(43.2%)

Total operating expenses	18,761	41,989	(23,228)	(55.3%)	10,584	13,549	(2,965)	(21.9%)	29,345	55,538	(26,193)	(47.2%)

OPERATING INCOME (LOSS)	168	1,899	(1,731)	(91.2%)	(1,549)	(2,106)	557	(26.4%)	(1,381)	(207)	(1,174)	567.1%

OTHER INCOME (EXPENSE)	(118)	(44)	(74)	168.2%	(48)	93	(141)	(151.6%)	(166)	49	(215)	(438.8%)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	50	1,855	(1,805)	(97.3%)	(1,597)	(2,013)	416	(20.7%)	(1,547)	(158)	(1,389)	879.1%

INCOME TAX PROVISION (BENEFIT)	60	(116)	176	(151.7%)	18	20	(2)	(10.0%)	78	(96)	174	(181.3%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(10)	1,971	(1,981)	(100.5%)	(1,615)	(2,033)	418	(20.6%)	(1,625)	(62)	(1,563)	n/m *

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(12)	(1,944)	1,932	(99.4%)	(5)	(1,134)	1,129	(99.6%)	(17)	(3,078)	3,061	(99.4%)

NET INCOME (LOSS)	$(22)	$27	$(49)	(181.5%)	$(1,620)	$(3,167)	$1,547	(48.8%)	$(1,642)	$(3,140)	$1,498	(47.7%)

* not meaningful

Net Revenue

Marketing site sales and monthly fees. Marketing site sales and monthly fees decreased $24.9 million from $43.8 million in the first nine months of 2009 to $18.9 million in the same period of 2010.

Marketing site sales decreased $10.3 million from $12.9 million in the first nine months of 2009 to $2.6 million for the same period of 2010.  The average number of sales for which we are able to recognize revenue decreased to 982 in the first nine months of 2010 from 3,394 for the same period in 2009.  In addition, the average amount of recognized revenue decreased to $312.70 in the first nine months of 2009 compared to $434.62 for the same period of 2010.  The decrease in the average number of sales and the average amount of recognized revenue is a result of the elimination of the initial sign-up fee of $249.95 and $449.95.  This is being driven by the changes the Company has made to the business model, eliminating the requirement for individuals to pay a sign-up fee.  The Company will continue to recognize revenues for the short-term due to the deferral of this revenue in the past.  The Company believes that the elimination of the initial sign-up fee will have a positive effect on the amount of monthly fees it generates along with an increase in product sales, directly correlated with the number of active Subscribers the Company maintains.

Monthly fees decreased $14.3 million from $30.2 million in the first nine months of 2009 to $15.9 million in the same period of 2010.  The decrease is in direct relation to the number of active paying Subscribers.  The weighted average of paying Subscribers per month decreased from 65,675 in the first nine months of 2009 to 35,556 in the same period of 2010.  While the Company experienced a decline in the number of active paying Subscribers when compared to the same period last year, we did experience a growth in the number of Subscribers during the third quarter of 2010.  We anticipate this trend will continue in the near future as we continue to add value to the Subscriber opportunity which in turn leads to the potential of increased commissions earned by the Subscriber.

Convention revenue decreased $284,000 from $605,000 in the first nine months quarter of 2009 to $321,000 in the same period of 2010.  The decrease is due to a reduction in the number of attendees at the Company’s National Convention in 2010 compared to 2009.

Product sales and commissions.  Product sales and commissions revenue decreased $2.4 million from $11.4 million in the first nine months of 2009 compared to $9.0 million in the same period of 2010. The decrease of $1.8 million is the commission paid for gross travel retail bookings.  The decrease in the gross travel retail bookings is driven by the number of customers utilizing us as their travel provider in 2010 as well as an overall decline in the volume of travel due to economic conditions.  Additionally a decrease of $576,000 is directly impacted by the decrease in sales aids revenue affected by the decline in the number of active Subscribers.  A decrease in training revenue of $241,000 relates to the suspension of training at various locations throughout the country.  The decreases were offset by $149,000 increase in direct product sales and $319,000 in sales generated by our affiliated feature stores.

Operating Expense

Marketing commissions.  Monthly marketing commissions decreased $13.6 million from $22.3 million in the first nine months of 2009 to $8.7 million in same period in 2010.

Commission expense related to new sales decreased $7.1 million to $3.8 million in the first nine months of 2010 compared to $10.9 million in the same period of 2009 directly related to the number of new Subscribers.  The average number of new sales for which we recognized commission expense decreased to 982 in the first nine months of 2010 compared to 3,394 for the same period in 2009.  At the same time, the average amount of recognized expense for each new Subscriber decreased to $237.86 in the first nine months of 2010 compared to $356.70 in the same period of 2009.  As with the new sale revenue, this is being driven by the new business model, in which the Company does not collect initial sign-up fees.  The Company will continue to recognize expense on past new sales, due to the deferral of commission expense related to those sales where the revenue was also deferred.

Commission expense related to renewals decreased $5.3 million to $4.6 million in the first nine months of 2010 compared to $9.9 million in the same period of 2009 directly related to the decline in the number of Subscribers.  We anticipate this expense to increase in the future, as the number of active Subscribers increases.

Commission expense related to the $10K Guarantee program decreased $362,000 in the first nine months of 2010 compared to the same period in 2009.  Expense was estimated and accrued in the third quarter of 2009 and reversed in 2010 to adjust to actual expense for the Subscribers who actually qualified for the program.

Convention expense decreased $580,000 to $461,000 in the first nine months of 2010 compared to $1.0 million in the same period of 2009.  The decrease was a result of a decrease in the number of attendees as well as management’s efforts to reduce costs.

Product sales and commissions.  Product sales and commission expense decreased $1.4 million from $7.0 million in the first nine months of 2009 to $5.6 million in the same period for 2010. The decrease of $821,000 is attributed to the commission paid for gross travel retail bookings.  The decrease in the gross travel retail bookings is driven by the number of customers utilizing us as their travel provider in 2010 as well as an overall decline in the volume of travel due to economic conditions.  The Company had a decrease of $347,000 in impairment costs related to the disposal of obsolete and expired printed material that occurred in 2009 compared to 2010.  In addition, a decrease of $543,000 is directly impacted by the decrease in sales aids revenue affected by the decline in the number of active Subscribers.  The decrease in commissions is partially offset by the increase of $278,000 in commissions paid for sales generated by our affiliated feature stores.

Depreciation and amortization.  Depreciation and amortization expense decreased on a consolidated Company-wide basis $722,000 from $2.0 million in the first nine months of 2009 to $1.3 million for the same period in 2010.  The decrease is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s marketing segment is comprised mainly of computer hardware, software, and furniture.  It also consists of an allocable portion, based on revenue, of the Company’s headquarters building improvements.  The decrease of $507,000 from $1.6 million in the first nine months of 2009 to $1.1 million in the same period of 2010 is attributable to numerous assets being fully depreciated and the sale of obsolete computers.

Depreciation and amortization expense for the Company’s product segment is comprised mainly of software and an allocable portion, based on revenue, of the Company’s headquarters building improvements.  The decrease of $215,000 from $448,000 in the first nine months of 2009 to $233,000 in the same period of 2010 is attributable to assets being fully depreciated.

General and administrative.  General and administrative expenses decreased on a consolidated Company-wide basis $10.4 million from $24.2 million in the first nine months of 2009 compared to $13.8 million for the same period in 2010.  The decrease is primarily the result of decreased salaries and related benefits of $3.3 million resulting from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports.  The decrease in legal fees of $1.9 million is primarily due to the consolidation of corporate legal advice in addition to a decline in legal expense related to ongoing litigation matters.  Restricted stock amortization decreased $1.2 million due to a decline in the Company’s stock price, a reduction in the number of restricted stock awards granted in 2010 compared to 2009 and first quarter 2010 forfeitures associated with restricted stock awards granted during the first quarter of 2009.  The decrease in legal settlements of $1.0 million is due to a settlement reached in the first quarter of 2009 on a suit filed by the California Attorney General’s office that did not repeat during the first nine months of 2010.  The decrease of merchant processing fees of $553,000 is due to a decrease in the number of transactions processed by the Company.  The decrease in accounting and audit fees of $480,000 is a result of cost cutting measures by the Company in reporting, Sarbanes-Oxley compliance, and audit, including the Company’s switch to a new audit firm.  Travel expense decreased $326,000 due to management’s cost cutting efforts.  Contract labor and consulting expense decreased $588,000 as part of the overall staff reduction.  Telephone expense decreased $219,000 resulting from the negotiation of a new phone agreement.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.

General and administrative expenses for the marketing segment decreased $9.1 million from $18.1 million in first nine months of 2009 to $9.0 million in the same period of 2010.  Merchant processing fees decreased $551,000 due to a decrease in the number of transactions processed by the Company which is linked to the downturn in revenue.  Salaries and related benefits decreased $473,000 as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports.  Travel expense decreased $239,000 due to efforts by management to cut costs.  The corporate allocation decreased $7.0 million for the allocable expenses of legal fees, contract labor, accounting fees, consulting fees, restricted stock, and bad debt.

General and administrative expenses for the product segment decreased $1.3 million from $6.1 million in the first nine months of 2009 to $4.8 million in the same period of 2010.  Salaries and related benefits decreased $254,000 due to the reduction of home office staff.  The corporate allocation decreased $846,000 for the allocable expenses of legal fees, contract labor, accounting fees, consulting fees, restricted stock, and bad debt.

Discontinued Operations

The results of the REZconnect subsidiary, formerly included in our Product segment, are classified as discontinued operations.  Results of the business as well as the loss on disposal are summarized below:

In thousands	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)

NET REVENUES	$-	$-	$-	$-	$869	$(869)

OPERATING LOSS	$-	$-	$-	$-	$(467)	$467

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	-	-	-	-	(463)	463

INCOME TAX PROVISION	-	-	-	-	(1)	1

LOSS ON DISPOSAL, NET OF TAX	(11)	(14)	3	(17)	(2,614)	2,597

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	$(11)	$(14)	$3	$(17)	$(3,078)	$3,061

The Company recorded a net loss from discontinued operations in the third quarter of 2010 of $11,000, a decrease of $3.1 million from the net loss recorded in the third quarter of 2009 of $3.1 million.  This decrease in net loss is due to the disposal of the REZconnect subsidiary at the end of the second quarter of 2009.  The net loss from discontinued operations for the nine months ended September 30, 2010 and 2009 was $17,000 and $3.1 million, respectively.  The decrease in net loss is primarily due to the net loss on disposal recorded in the second quarter of 2009.  See Note 13 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Liquidity

As of September 30, 2010, we had $668,000 in cash.  Based on our current cash flow forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months.  However, we cannot predict what the effect might be on our business from events that are beyond our control, such as the recent global credit and liquidity crisis.  Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.  We do not have, but are pursuing the establishment of a credit facility from which we may draw for our liquidity needs.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the first nine months of 2010 and 2009 of $1.5 million and $158,000, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active Subscribers in the Company.  The number of active Subscribers has declined during the first nine months of 2010 by a net of 4,255 to 36,919 as of September 30, 2010 from the 41,174 reported as of December 31, 2009.  However, for the three months ended September 30, 2010, the number of active Subscribers increased by a net of 3,845.

During the first nine months of 2010, the Company’s primary domestic credit card processor reduced the required reserve requirements by $1.6 million reducing our restricted cash balance from $2.6 million as of December 31, 2009 to $1.0 million as of September 30, 2010.

In addition, we expended approximately $651,000 in legal defense costs during the first nine months of 2009 that did not recur during the same period in 2010 and are not expected to continue into future periods.  However, additional legal expenses will be incurred related to the civil action filed by the State of Illinois and the class action suit filed in Madison County, Illinois, which the Company anticipates will be significantly lower than those incurred in conjunction with the California Attorney General suit.

Headquarters property.  On July 26, 2009, the $1.9 million balloon payment on our corporate headquarters note came due.  On September 29, 2009, we executed a Loan Modification, Renewal, and Extension Agreement (the “Loan Modification”), effective July 26, 2009, with FH Partners LLC (“FH Partners”) with respect to our corporate headquarters.  The Loan Modification renewed the note executed in connection with the loan (the “FH Partners Note”) in the new amount of $1.9 million and extended the maturity of the FH Partners Note and loan to April 30, 2010.  The amount due under the FH Partners Note bears an annual interest rate of 8.0%.  We paid a principal installment of $300,000 on September 30, 2009.  A second additional principal installment for $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010 then subsequently extended to April 29, 2010.  In connection with the April 29, 2010 extension that we entered into on April 22, 2010, we assigned to FH Partners a promissory note, mortgage and all related documents between the Company and WR Landing, LLC.  See Note 6 – “Notes Receivable” to the condensed consolidated financial statements for further discussion.

On June 17, 2010, we executed a First Amendment to the Loan Modification (the “First Amendment”) with FH Partners.  The First Amendment modifies the Loan Modification, and extends the maturity date to August 31, 2010.  In addition, we agreed to release FH Partners from all liabilities and causes of action, known and unknown, which may be related to the Loan Modification, as amended.  In the event of default, as defined in the FH Partners Note, FH Partners has the right to declare the entire unpaid balance of principal and interest on the FH Partners Note due and payable.  All other terms of the FH Partners Note and the loan, including the representations and warranties, remain unchanged.

On September 22, 2010, after loan maturity, we executed a Second Amendment to the Loan Modification (the “Second Amendment”) which is effective September 1, 2010.  In consideration for the Second Amendment, we paid the sum of ten dollars to FH Partners.  The Second Amendment extends the maturity date of the Loan Modification and the FH Partners Note to November 30, 2010 and increases the interest rate on the unpaid principal balance on the FH Partners Note from eight percent per annum to ten percent per annum effective September 1, 2010.  In addition, we agreed to pay monthly principal payments of $50,000 in addition to the current monthly installment payments of $16,392.23 beginning September 30, 2010.  All other terms and provisions of the Loan Modification, as amended, and FH Partners Note remain unchanged.  The outstanding balance of the FH Partners Note as of each of September 30, 2010 and December 31, 2009 was $1.5 million and $1.6 million, respectively.  We are currently exploring other alternative methods of financing to replace the FH Partners Note.

Prestige.  On December 16, 2008, we entered into a contract for deed with Prestige Management, LLC (“Prestige”), an unaffiliated third party, to sell an administrative facility located at One Country Club View Drive, Edwardsville, Illinois (“CCV1”) for the price of $1.5 million.  As of the contract date, we received from the Purchaser the sum of $300,000 and a $1.2 million promissory note (the “Prestige Promissory Note”) signed in connection with the subject contract for deed due within 18 months and not later than June 16, 2010.  Effective June 15, 2010, we extended this date to July 31, 2010.  Subsequently, effective July 29, 2010, we extended this date to August 13, 2010.  During the third quarter of 2010, the Company recorded a $300,000 reserve against the promissory note to reduce the balance to its estimated net realizable value.  As of September 30, 2010 and December 31, 2009, respectively, the balance of the Prestige Promissory Note was $900,000 and $1.2 million.

On October 21, 2010, we executed a Contract with Prestige to Accept Deed in Payment of Mortgage Debt (the “Prestige Contract”) with respect to CCV1.  Pursuant to the Prestige Contract, we agreed to cancel the Prestige Promissory Note and the indebtedness evidenced thereby and Prestige agreed to convey CCV1 to us.

Future tenant. On September 29, 2010, we executed a Commercial Lease Agreement (the “Commercial Lease”) with respect to our headquarters.  The initial term of the Commercial Lease commences on January 1, 2011 and terminates December 31, 2015, with three options to renew the Commercial Lease, at the lessee’s option, each for an additional five-year period.  Under the Commercial Lease, the lessee agrees to lease 20,000 square feet for monthly rental payments of $11,666.67, or $7.00 per square foot, for the purposes of conducting a new and used automobile sales and service business.  In addition, the lessee agrees to pay all real estate taxes assessed on the leased premises.

In connection with the execution of the Commercial Lease, on September 28, 2010, we agreed to loan the lessee $480,000 (the "Loan Payable"), representing a portion of the construction expenses for improvements made to the leased property.  Also on September 28, 2010, the lessee executed a Promissory Note (the “Note”) in favor of us in the principal amount of $480,000.  The amount due under the Note bears interest at a rate of 6.0% annually and will be repaid with monthly installments of $9,279.79, beginning January 16, 2011, and on the 16th of each succeeding month thereafter, including the full balance of principal and interest thereon being due June 16, 2016.  The Note is secured by a lien on the improvements made to our property.  We have not funded the Loan Payable as of the filing of this Form 10-Q.  As such, neither the Loan Payable nor the Note is reflected on our condensed consolidated balance sheet as of September 30, 2010.

Normandy.  On January 20, 2010, we executed a commercial promissory note for general working capital with Normandy Corporation (“Normandy”), an unaffiliated third party, in the amount of $650,000 with a maturity date of September 15, 2010 (the “Normandy Note”).  The Normandy Note bears interest at a rate of 14.5 percent per annum, payable in monthly installments of interest only beginning on February 16, 2010.  In connection with the execution of the Normandy Note and as evidenced by the assignment of promissory note dated January 20, 2010, we granted a security interest to Normandy in the promissory note dated December 16, 2008 related to CCV1, and payable to the Company in the amount of $1.2 million.  As additional security for the Normandy Note as evidenced by the assignment of mortgage dated January 20, 2010, we assigned to Normandy the real estate mortgage dated December 16, 2008 made by Prestige Management, LLC (“Prestige”), an unaffiliated third party, to secure repayment of the CCV1 note to the Company.  Effective June 15, 2010, with the approval of Normandy, we extended the date the full balance of the principal and any accrued interest is due until July 31, 2010 and effective July 29, 2010, we granted a second extension to August 13, 2010.  During the third quarter of 2010, the Company recorded a $300,000 reserve against the promissory note to reduce the balance to its estimated net realizable value of $900,000.

On October 21, 2010, the Company agreed to refinance its mortgage on CCV1 (the “Mortgage”) with Normandy.  In connection with the refinance of the Mortgage, the Company agreed to pay off the Normandy Note and execute a new secured promissory note (the “New Normandy Note”) in favor of Normandy with a principal amount of $685,000 that matures September 1, 2011.  The New Normandy Note is secured by the Mortgage on CCV1.

Cash Flow Data

Cash flows generated from continuing operations is combined with cash flows generated from discontinued operations within operating activities, investing activities, and financing activities in our condensed consolidated statements of cash flows.  The following table presents a summary of our cash flows individually for continuing and discontinued operations for each of the three activities:

	Nine months ended September 30,
In thousands	2010	2009

Net cash provided by (used in):
Operating activities
Continuing	$(454)	$(766)
Discontinued	-	(345)
Total operating activities	(454)	(1,111)
Investing activities
Continuing	(65)	616
Discontinued	-	251
Total investing activities	(65)	867
Financing activities
Continuing	523	(216)
Discontinued	-	-
Total financing activities	523	(216)
Effect of exchange rate changes on cash	(14)	57

Net decrease in cash	$(10)	$(403)

Cash Flows from Operating Activities

Net cash used in operating activities of our continuing operations in the first nine months of 2010 was $454,000 compared to $766,000 in the first nine months of 2009.  This $312,000 decrease in cash used in continuing operations was attributable to the positive change in restricted cash held by our credit card processor of $2.8 million, driven by the $1.6 million release of restricted cash during the first half of 2010 as well as the $1.2 million increase in the reserve during the first half of the prior year.  In addition, the decrease in cash used in operating activities of continuing operations was due to $990,000 in favorable effects of the change in other operating assets and liabilities.  These positive factors were offset by the reduction in net income as adjusted for non-cash items of $3.5 million.  In addition, the operating activities of our discontinued operations used $0 in the first nine months of 2010 compared to $345,000 in the same period of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities of our continuing operations was $65,000 during the first nine months of 2010 compared to $616,000 provided by investing activities of our continuing operations in the first nine months of 2009.  This $681,000 decrease in cash provided was primarily related to $872,000 in proceeds received from the sale of assets held for sale resulting from the sale of the Company’s business jet in the first quarter of 2009 for $872,000, net of $28,000 in closing costs, partially offset by the cash relinquished in the disposal of our discontinued operations.  In addition, the investing activities of our discontinued operations provided $251,000 of cash in the first nine months of 2009 compared to $0 in the first nine months of 2010.

Cash Flows from Financing Activities

Net cash provided by financing activities of our continuing operations was $523,000 for the first nine months of 2010 compared to $216,000 in cash used in financing activities for the prior year period.  Net cash provided by financing activities during the first nine months of 2009 related to proceeds received under the TSO ("Travel Site Owner") Stock Purchase Plan more than offset by the repayment of the short-term debt on the Company’s current headquarters.  Net cash provided in the first nine months of 2010 of $523,000 was primarily the result of proceeds from new short-term debt the Company acquired in January 2010 offset by repayments of short-term debt of 91,000.

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

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 14, 2010.  The risks described therein are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the period covered by this report.

Item 6.  Exhibits

10.1*	YTB International, Inc. Fiscal 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2010).
10.2*	YTB International, Inc. Severance Compensation Program (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2010).
10.3*
Termination of Employment Agreement dated July 19, 2010 between J. Kim Sorensen and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2010).

10.4*
Termination of Employment Agreement dated July 19, 2010 between J. Scott Tomer and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2010).

10.5*	Amended 2007 Sales Director Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2010).
10.6
Second Amendment to Loan Modification, Renewal and Extension Agreement between the Company and FH Partners, LLC executed September 22, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2010).

10.7	Commercial Lease Agreement between the Company and Zeiser Motors, Inc. executed September 29, 2010
10.8	Promissory Note in favor of the Company between the Company and Zeiser Automotive Group executed September 28, 2010.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

YTB International, Inc.

/s/ Robert M. Van Patten
Robert M. Van Patten
President and Chief Executive Officer
Dated: November 12, 2010

/s/ Jeremy Hemann
Jeremy Hemann
Chief Financial Officer
Dated: November 12, 2010