Form 10-K
period 2010-12-31
YTB International, Inc.
filed 2011-03-29
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock (which converts to Class A shares on a one-for-one basis when sold) held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.5 million based upon the closing price of $.04 on June 30, 2010, as reported by the Over-the-Counter Bulletin Board (“OTC-BB”).  As of the close of business on March 4, 2011, there were total shares outstanding of 83,016,143 and 33,335,143, respectively, of the registrant’s Class A Common Stock and Class B Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders, expected to be held on or about June 9, 2011, are incorporated by reference into Part III of this annual report on Form 10-K where indicated.

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

PART I

Item 1.  Business.

YTB International, Inc., a Delaware corporation (the “Company”, “YTB” or “We”), is a leading marketer and provider of internet-based business solutions offering travel-related services as well as shopping opportunities through almost 700 affiliate stores and 17 featured stores.  We operate through our two wholly-owned subsidiaries and their respective subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc., “ZamZuu”) and YTB Travel Network, Inc. (“YTB Travel”).

ZamZuu offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell broker licenses through a direct sales model and are compensated via a direct sales commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force.

Our first business model was an Internet Travel Center (“ITC”) that sold for a one-time set-up fee of $449.95 and a monthly charge of $49.95.  This model focused almost exclusively on travel.  In January of 2010, the business model changed to include retail e-commerce with the launch of ZamZuu which began selling the Product Distribution System (“PDS”).  The PDS had the same $49.95 monthly charge but the one-time set-up fee was reduced to $249.95.  In August of 2010, we stopped selling PDSs, eliminated the $249.95 set-up fee and began selling a license to Brokers for a monthly fee of $49.95, granting them the ability to give what was formerly the PDS to people for free (“Free Agents”).  The Free Agents earn commissions based on the purchases made on their sites. At the same time, the Broker that gave the site to the Free Agent matches the commissions earned by the Free Agent dollar for dollar.

Collectively, everyone who purchased an ITC or PDS or pays a monthly fee for a license will be referred to as “Subscribers”.

YTB Travel provides customer access to online travel vendors within the personalized sites as well as access to the same almost 700 affiliate and 17 featured stores within those sites.  YTB Travel also supports online booking transactions; supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers, as well as highly commissionable retail products with the launch of ZamZuu.

We believe that the shift to the internet for shopping and for booking travel along with our unique programs for our Subscribers place us in a valuable and unique position to provide an income stream for our Subscribers and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry and/or to shop online at almost 700 affiliate stores offering cash back as well as discounts.  The emerging market shift to the internet for shopping and travel services presents the opportunity for advancement of products and services by referral relationships.  Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty.  By contrast, each Subscriber develops personal relationships with his or her customers, who book travel or shop through the personalized sites, thereby creating a significant advantage for our sales force over the major online travel companies and online shopping sites.  Typically, the cost to book a trip through a Subscriber is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites.  The personalized sites provide access to more than 35 booking engines, including Neat Group (a subsidiary of Orbitz Worldwide), Apple Vacations, Collette Vacations, and others.  For shopping, customers receive cash back in the typical range of 3% to 7.5% and are eligible for all discounts offered by the online retailer.

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

Our Class A Common Stock is quoted on the Pink Sheets quotation system under the symbol “YTBLA.PK”. Prior to November 16, 2010, our Class A Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol “YTBLA.OB”.

Supplier Relationships

We conduct our operations through relationships with various travel and retail suppliers, such as airlines, hotels and automobile rental companies.   In general, we serve as a portal and thus do not have a significant number of direct contracts with suppliers, with the exception being the featured products for which ZamZuu acts as the exclusive distribution channel for the suppliers’ products.

Segments

We operate in the following two business segments: marketing of personalized sites, including the development of a sales network (“Marketing”); and sale of travel and various high incentive products along with a network of affiliated stores through PDSs (“Product”), formerly referred to as the Travel Segment. Our business segments operate primarily in the Continental United States, but also have operations in Canada, Bermuda, and the Bahamas and are structured for potential additional international growth.

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

See Note 16 – “Segment Information” to the consolidated financial statements for summarized financial information concerning our reportable segments.

Intellectual Property

We operate our businesses under various trade names, including “ZamZuu™,” “YTB®,” “YTB Travel and Cruises™,” “Travel Network®,” “YTB Travel Network®,” and “Sunrise Travel Services™,” as well as internet websites “ZamZuu.com™,” “ZamZuu.biz™,”  “YTB.com™,” and “YTBnet.com™”.

We regard our technology and other intellectual property, including our brands, as a critical part of our business. We protect our intellectual property rights through a combination of copyright, trademark, trade secret and confidentiality procedures, which is subject to certain risks.

Competition and Customer Base

The travel industry is highly diverse, specialized and one of the most competitive industries in the United States. Much of the travel business is niche oriented and is highly price sensitive. For travel related products and services, our competition can be classified into three separate types of companies: online travel providers; retail travel providers; and electronic distributors of travel information and services.  Websites such as Travelocity.com™, Priceline.com™, Expedia.com™ and Orbitz.com™ are online retailers of travel, unlike YTB Travel, which serves in a facilitator function only.  In addition, the YTB Travel target markets serve as direct referrals for our Company’s Subscribers.

Because of our direct marketing approach and our diverse customer base, we are not dependent on any major customers for a significant portion of our revenues. There are currently other direct network marketing companies specializing in the marketing of online travel businesses similar to ZamZuu.

For non-travel related products and services, we compete with large retailers with an online presence. We offer our Subscribers access to the websites of almost 700 retailers. These retailers are viewed as competition; however, they are also a marketing arm for us. Large retailers spend millions in marketing efforts and their e-commerce offerings. We leverage their efforts through a unique relationship with “Affiliate Networks” which offer these large retailers an alternative marketing channel. These networks bring large retailers to new distribution channels like ZamZuu.  ZamZuu offers a commission for products that are purchased on our websites. This commission is offered back to the shopper and is not available if the shopper chooses to go to the large retailer’s website directly.

Regulatory Framework

Industry Regulations

Our current and prospective operations within the travel services industry are not restricted to a material extent by any current or proposed governmental regulations, and governmental approval is not required for the conduct of our business (other than ordinary course travel licenses, multilevel distribution company registration, and similar approvals). Similarly, environmental laws do not materially limit or materially impact our operations, and compliance with environmental laws does not impose a material cost on our business. ZamZuu, whose Reps market the ITCs of YTB Travel, is subject to the various state and federal laws and regulations governing the structure and conduct of network marketing companies.

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

In addition to federal regulation in the United States, each state has enacted its own "Little FTC Act" to regulate sales and advertising. Occasionally, we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have, from time to time, modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with the laws and regulations relating to network marketing activities in our current markets.  Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain Reps or Subscribers could be found not to be in compliance with applicable laws and regulations. Failure by a Rep or Subscriber, or by us, to comply with these laws and regulations could have a material adverse effect on our business in a particular market. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential Reps or Subscribers, or enter into new markets. In the United States, the Federal Trade Commission (“FTC”) has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and the payment of large fines. Although, to our knowledge, we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future.

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

In September 1999, Playorena, Inc., a public shell company, acquired the outstanding equity of GTN in exchange for 5,063,379 shares of Playorena’s common stock. Following the merger with Playorena, Inc., the surviving entity’s name was changed to ETRAVNET.COM, Inc. In August 2001, ETRAVNET.COM, Inc. changed its name to REZconnect Technologies, Inc. In December 2004, we acquired all of the issued and outstanding stock of YourTravelBiz.com, Inc., then a privately-held Illinois corporation, pursuant to a share exchange transaction. Effective January 4, 2005, we re-incorporated in Delaware and changed our name to YTB International, Inc.

On July 31, 2007, the Reclassification Date, we filed our Amended and Restated Certificate of Incorporation, previously approved by our stockholders at our 2007 annual meeting of stockholders on June 11, 2007, which authorized the issuance of two classes of common stock - Class A Common Stock (300,000,000 shares authorized) and Class B Common Stock (100,000,000 shares authorized) - and an increase in our total authorized capital. This amendment and restatement enabled a reclassification of our then-existing common stock, par value $0.001 per share (“Old Common Stock”) into Class B Common Stock and an accompanying stock dividend pursuant to which stockholders of record received one share of Class A Common Stock and two shares of Class B Common Stock for each share of Old Common Stock held as of the Reclassification Date. Our Class B Common Stock is convertible into our Class A Common Stock (on a one-share-for-one-share basis).  Our Class B Common Stock has experienced very limited and sporadic trading, and as such, no established public trading market exists for our Class B Common Stock.

Discontinued Operations

During the second quarter of 2009, the Company’s Board of Directors made a strategic decision to sell its subsidiary, REZconnect Technologies, Inc. (“REZconnect”) on June 30, 2009.  The Board determined that the REZconnect business model, serving primarily brick and mortar travel agencies, was not compatible with our current and future plans.  During the first half of 2009, REZconnect operations reported net revenues of $869,000 and a loss from operations of $463,000. The Company recorded a loss on disposal, net of tax of $27,000 for the year ended December 31, 2010 and $2.6 million for the year ended December 31, 2009.  See Note 15 – “Discontinued Operations” to the consolidated financial statements for further discussion.

Employees

As of December 31, 2010, we had a total of 120 full-time employees, 2 part-time employees and 15 furloughed employees (which excludes Reps and Subscribers, who are independent contractors and not employees).  Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe that we enjoy good relations with our employees.

Recent Milestones and Achievements

•	Reorganized the executive management team of the Company with the addition of an experienced business leader, Robert Van Patten, as Chief Executive Officer.

•	Promoted Jeremy Hemann to Chief Financial Officer to assume full responsibility for the accounting, finance and treasury functions of the Company.

•	Repositioned Scott Tomer as President of ZamZuu, Inc., the e-commerce subsidiary of the Company and appointed Lloyd Tomer, founder, as head of the field sales forces.

•
In August, 2010 introduced the Broker/Free Agent model. Pursuant to this model, a person can purchase a license for $49.95 a month to give away “free” an e-commerce platform that provides access to buying travel online, exclusive products from our “Featured Stores” and from an affiliation of almost 700 stores such as Target, Home Depot and Best Buy. Users of this e-commerce platform earn cash back for shopping. Since this new business model launch, 14,271 Broker licenses were sold and 94,933 Free Agent sites were given away to customers.

•	Established exclusive distribution arrangements with twelve (12) featured vendors to market products and services through the Broker/Free Agent business model. Several of the key vendors are:

•	Linda Chaé Organics – organic line of cosmetics and health and beauty products.
•	Crystal Memories – a unique process to engrave photos into glass to retain memories over a long period of time.
•	Gina Alexander – ladies custom handbag line with personal photos designed on the handbag.
•	Ghiada Slimwear – ladies apparel designed to reshape the body.
•	Nutraceutics – nutritional products.
•	Simplexity – online seller of cell phones and wireless services.

•	During 2010, our credit card processor returned over $2.0 million in excess reserves.

•	In December 2010, the Company sold an office building no longer utilized by the Company that raised $825,000 in capital.

Geographical Financial Information

See Note 16 – “Segment Information” to the consolidated financial statements for financial information concerning our geographical financial information.

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

We believe ZamZuu’s activities are not significantly affected by the seasonality of the travel business.

The increase in production by ZamZuu’s e-commerce platform that provides the opportunity to sell high incentive products as well as connect to a network of affiliated stores offering cash back has also helped offset the seasonality of travel.

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The table below contains information regarding our materially important properties as of December 31, 2010.

	APPROXIMATE
	AREA IN		OWNERSHIP
PROPERTY LOCATION	SQUARE FEET	PRIMARY USES OF PROPERTY	OR LEASE
1901 East Edwardsville Road
Wood River, Illinois	20,000	Corporate headquarters	Owned (1)
1901 East Edwardsville Road
Wood River, Illinois	80,000	Held for sale or lease	Owned
1911 East Edwardsville Road
Wood River, Illinois	20,000	Leased to third party	Owned (2)

(1) As of December 31, 2010, subject to mortgage in original principal amount of $2.5 million. Mortgage was renewed on September 22, 2010, effective September 1, 2010, for an additional 3 month period. As of December 31, 2010 mortgage bore interest at a fixed rate of 10% per annum. Subsequent to last renewal, Company agreed to monthly payments of $50,000.00 in addition to the then current monthly installments beginning September 30, 2010. See Note 11 - Financing Arrangements and Note 21 - Subsequent Events for additional information.

(2) Lease term commenced January 1, 2011.

Adequacy of Property

All of our owned and leased real properties are in good working condition and we believe that they are adequate to meet our current operational needs. In addition, we believe that all such properties are adequately covered by insurance.

Item 3.  Legal Proceedings.

California Attorney General Matter

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

•
The YTB Parties have agreed to periodically provide the California Attorney General’s Office status reports and certain information regarding the YTB Parties’ Website Owners and Website Sellers and give access to all YTB Parties marketing materials, events, meetings, gatherings and presentations to ensure the YTB Parties are complying with the Stipulated Judgment and California law. In addition, the YTB Parties have agreed to seek the approval of the California Department of Corporations and make their best efforts to obtain approval from the California Department of Corporations to sell franchises on or before June 15, 2009. The registration application documents were timely submitted to the California Department of Corporations.

Finally, the YTB Parties agreed to pay a fine in the amount of $400,000, attorneys’ fees and costs in the amount of $475,000 to the California Attorney General and restitution to California residents in an amount not to exceed $125,000. In accordance with the terms of the settlement, the Company made payments totaling $1.0 million as of December 31, 2009.

Class-Action Matter

On August 8, 2008, a complaint seeking to be certified as a class-action was filed against the Company, three Company subsidiaries, and certain executive officers, in the United States District Court, Southern District of Illinois.  The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act. On August 14, 2008, a second, substantively similar, complaint was filed against the same defendants in the United States District Court for the Southern District of Illinois.  The two cases were consolidated and proceeded together before the same judge. The plaintiffs have filed a consolidated complaint, seeking damages of over $100 million.  On February 9, 2009, the Company filed motions to dismiss the consolidated complaint.

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards.  On July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  The Court granted their motions and a second amended complaint was filed on December 24, 2009.  On February 12, 2010, the Company filed motions to dismiss the amended consolidated complaint.  On April 19, 2010, the Court granted the Motion to Dismiss as to all the out-of-state plaintiffs.  As a result, there was only one remaining plaintiff who is a citizen of Illinois.  Consequently, the Court requested further briefing on the issue of whether the Court retains jurisdiction to hear the matter when both plaintiffs and defendants are citizens of the same state.  The additional briefing was due on May 19, 2010.  On May 26, 2010, the Court dismissed the last remaining Plaintiffs.  Plaintiffs subsequently filed an appeal with the Seventh Circuit.  Oral argument for the appeal occurred on February 25, 2011. Additionally, on June 16, 2010, the Plaintiffs filed a new class action complaint with substantially the same allegations in Illinois state court.  This state court complaint has been removed to Federal Court and motions to dismiss the suit are currently pending before the Court.

Illinois Attorney General Matter

On May 14, 2009, a civil action was filed against the Company, three of its subsidiaries and certain executive officers of the Company in the Superior Court of Illinois, Champaign County, by the Illinois Attorney General.  The complaint alleges that the defendants violated Illinois’ unfair competition and advertising laws.  The Company believes it has meritorious defenses to the claims.  The Illinois Attorney General has proposed resolving the suit short of litigation.  The Company is in the process of exchanging information with the Office of the Illinois Attorney General and exploring possible resolution alternatives.

PART II

Item 4.  [Removed and reserved.]

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For a history of our trading symbols and the principal markets on which our common stock has been traded in the past, see the description above in Item 1, sub-heading “Corporate History.”

Our Class A Common Stock is currently quoted on the Pink Sheets under the symbol “YTBLA.PK”.

Our Class B Common Stock is convertible into our Class A Common Stock (on a one-share-for-one-share basis).  Our Class B Common Stock has experienced very limited and sporadic trading, and as such, no established public trading market exists for our Class B Common Stock.

Common Stock Prices

The following table sets forth the high and low bid prices per share of our Class A Common Stock, for the periods indicated, as reported on the Over-the-Counter Bulletin Board ( the “OTCBB”) or the Pink Sheets, as the case may be. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
	High	Low
Fiscal year ended December 31, 2010
First quarter	$0.07	$0.03
Second quarter	0.05	0.04
Third quarter	0.19	0.04
Fourth quarter	0.08	0.03
Fiscal year ended December 31, 2009
First quarter	$0.54	$0.16
Second quarter	0.34	0.10
Third quarter	0.17	0.07
Fourth quarter	0.10	0.05

At March 4, 2011, the closing price per share of our Class A Common Stock, as quoted on the Pink Sheets was $0.03.

Shareholders

As of March 7, 2011, we had 559 shareholders of record of our Class A Common Stock and Class B Common Stock.

Dividend Policy

We have neither declared nor paid a cash dividend on any class of our common stock since we became a publicly traded company. At this time, it remains the policy of our Board of Directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements.

Executive Overview

We are a leading marketer and provider of internet-based business solutions offering travel-related services as well as shopping opportunities through almost 700 affiliate stores and 17 featured stores.  We operate through our two wholly-owned subsidiaries and their respective subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc., “ZamZuu”) and YTB Travel Network, Inc. (“YTB Travel”).

ZamZuu offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors) for the sale of these broker licenses.  Reps sell e-commerce business solutions through a direct sales model and are compensated via a direct sales commission structure. ZamZuu conducts business through marketing, training and support of its Rep sales force.

Our first business model was an Internet Travel Center (“ITC”) that sold for a one-time set-up fee of $449.95 and a monthly charge of $49.95.  This focused almost exclusively on travel.  In January of 2010, the business model changed to include retail e-commerce with the launch of ZamZuu which began selling the Product Distribution System (“PDS”).  The PDS had the same $49.95 monthly charge but the one-time set-up fee was reduced to $249.95.  In August of 2010, we stopped selling PDSs, eliminated the $249.95 set-up fee and began selling a license to Brokers for a monthly fee of $49.95, granting them the ability to give what was formerly the PDS to people for free (“Free Agents”).  The Free Agents earn commissions based on the purchases made on their sites.  At the same time, the Broker that gave the site to the Free Agent matches the commissions earned by the Free Agents dollar for dollar for all sales made by the Free Agent.

Collectively, everyone who purchased an ITC or PDS or pays a monthly fee for a license will be referred to as “Subscribers.”

YTB Travel provides customer access to online travel vendors within the personalized sites as well as access to the almost 700 affiliate and 17 featured stores within those sites.  YTB Travel also supports online booking transactions; supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers, as well as highly commissionable retail products with the launch of ZamZuu.

We believe that the shift to the internet for shopping and for booking travel and our unique programs for our Subscribers place us in a valuable and unique position to provide an income stream for our Subscribers and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry and/or to shop online at almost 700 affiliate stores offering cash back on all purchases, or commissions on purchases from our current 17 stores.  The emerging market shift to the internet for shopping and travel services presents the opportunity for advancement of products and services by referral relationships.  Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty.  By contrast, each Subscriber develops personal relationships with his or her customers, who book travel or shop through the personalized sites, thereby creating a significant advantage for our sales force over the major online travel companies and online shopping sites.  Typically, the cost to book a trip through a Subscriber is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites.  The personalized sites provide access to more than 35 booking engines, including Neat Group (a subsidiary of Orbitz Worldwide), Apple Vacations, Collette Vacations, and others.

On December 14, 2010, YTB Travel entered into a contract with Orbitz Worldwide and its subsidiary, Neat Group, to replace World Choice Travel, a division of Travelocity, as the exclusive provider of air, car and hotel products on the YTB Travel sites. The new Neat Group platform was launched on January 5, 2011.

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

Our revenues are comprised primarily of marketing site sales and monthly fees, commissions paid by travel providers and commissions on the sales of products through the ZamZuu network of online retail stores.  In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.”  Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on either the expected date of travel or the retail product date of purchase.  Overrides are recognized on an accrual basis based on prior year’s expense adjusted for current year volumes.

Commissions earned through affiliated stores are in the form of cash back to the customer making the purchases and a matching payment to the Subscribers with the rates in a range of 3% to 7.5% of the purchase, with a 4.8% average for 2010.  Commissions earned on featured stores range up to 50%, with the Company earning the first 20% of the gross commission and the Subscriber and marketing organization sharing the remaining 80%.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 2% to 10% for car rentals, 10% to 18% for cruises and vacation packages, and a nominal service fee for airline tickets when purchased from a consolidator.  During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume of business.  YTB Travel expects that its average commission rate from online transaction revenues will increase due to a higher proportion of non-commodity product sales and an increase in higher profit negotiated preferred supplier contracts.  Each Subscriber pays a monthly web hosting fee of $49.95, and can earn transactional compensation from travel purchased from his or her ITC, PDS or personalized website in the range of 50% to 100% of the commission earned by YTB Travel.

Business Segments

We operate in the following two business segments:  Marketing and Product.  Our business segments operate primarily in the United States, but also have operations in Canada, Bermuda and the Bahamas.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.  The “Parent” discussions include corporate items not specifically allocated to the segments.

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

Trends

The travel industry, including offline agencies, online agencies and suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, global economic and financial market conditions worsened in the second half of 2008, creating uncertainty for travelers and suppliers. This macroeconomic downturn pressured discretionary spending on travel and advertising. While the travel industry has recently experienced an upturn in business volume, we cannot predict the magnitude or duration of the recovery process since the downturn. We do anticipate improvement throughout the fiscal year 2011 based on a 30.6% improvement in travel commissions paid per Subscriber experienced in 2010 versus 2009.

The airline sector in particular has historically experienced significant turmoil. Most recently, U.S. airlines have reduced their cost structures and seating capacity, increased fares and assessed charges for items such as baggage as a result of the overcapacity, financial losses and extreme volatility in oil prices. According to the Air Transport Association, airline traffic increased 8.2% globally in 2010. We expect a similar increase in 2011.

Fare increases, fuel surcharges and other fees may negatively impact traveler demand with no corresponding increase in our remuneration as our air revenue is tied principally to ticket volumes, not prices.  The exception will be situations in which we can negotiate a commission for the sale of an airline ticket.

During 2010, the hotel sector experienced an increase in occupancy rates by 5.7% over 2009 and as a result the Company saw an improvement in commissions from the increase in hotel bookings.  For 2011, industry sources have predicted a 1.8% increase in hotel bookings over 2010. We believe that our continued focus on travel products will help offset any negative effects.

Also, during 2010, revenues increased as a result of the new marketing initiatives of ZamZuu. The commissions generated from the sale of our featured products such as Linda Chaé organic cosmetic line, Gina Alexander personalized handbags, and Nutraceutic line of nutritional products saw significant increases over prior years. This trend is expected to continue in 2011 with the launch of new products such as RedHawk Heaters, KidZafe web protection systems and Entrust America identity recovery programs.

Results of Operations

The following tables sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to our total revenues:

Dollars in thousands	Year Ended December 31,
	2010	% of Net Revenues	2009	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Marketing site sales and monthly fees	$24,844	68.3%	$52,402	77.8%	$(27,558)	(52.6%)
Product sales and commissions	11,402	31.3%	14,655	21.8%	(3,253)	(22.2%)
Other	146	0.4%	264	0.4%	(118)	(44.7%)

Total net revenues	36,392	100.0%	67,321	100.0%	(30,929)	(45.9%)

OPERATING EXPENSES
Marketing commissions	11,833	32.5%	26,081	38.7%	(14,248)	(54.6%)
Product costs and commissions	7,271	20.0%	8,487	12.6%	(1,216)	(14.3%)
Depreciation and amortization	1,658	4.6%	2,673	4.0%	(1,015)	(38.0%)
Impairment of goodwill	-	0.0%	450	0.7%	(450)	(100.0%)
Impairment of assets other than goodwill	927	2.5%	7,443	11.1%	(6,516)	(87.5%)
General and administrative	18,299	50.2%	29,855	44.3%	(11,556)	(38.7%)

Total operating expenses	39,988	109.8%	74,989	111.4%	(35,001)	(46.7%)

OPERATING LOSS	(3,596)	(9.8%)	(7,668)	(11.4%)	4,072	(53.1%)

OTHER INCOME (EXPENSE)
Interest and dividend income	94	0.3%	154	0.2%	(60)	(39.0%)
Interest expense	(333)	(0.9%)	(113)	(0.2%)	(220)	194.7%
Foreign currency transaction loss	(4)	0.0%	(5)	0.0%	1	(20.0%)
Total other income (expense)	(243)	(0.6%)	36	0.0%	(279)	(775.0%)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(3,839)	(10.4%)	(7,632)	(11.4%)	3,793	(49.7%)

INCOME TAX PROVISION (BENEFIT)	164	0.6%	(853)	(1.3%)	1,017	(119.2%)

LOSS FROM CONTINUING OPERATIONS	(4,003)	(11.0%)	(6,779)	(10.1%)	2,776	(40.9%)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(27)	(0.1%)	(3,079)	(4.6%)	3,052	(99.1%)

NET LOSS	$(4,030)	(11.1%)	$(9,858)	(14.7%)	$5,828	(59.1%)

Current Subscriber Activity

The following tables set forth information concerning (i) the number of Subscribers that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during the years ended December 31, 2010 and 2009, and (ii) the weighted average number of active Subscribers during each such period:

2010	Beginning Balance Active Subscribers	New Subscribers	Deactivations	Ending Balance Active Subscribers	Weighted Average Active Subscribers

Twelve months ended December 31, 2010	41,174	23,588	31,055	33,707	35,154

2009	Beginning Balance Active Subscribers	New Subscribers	Deactivations	Ending Balance Active Subscribers	Weighted Average Active Subscribers

Twelve months ended December 31, 2009	92,383	15,840	67,049	41,174	60,287

The above figures represent the number of active Subscribers paying the Company a monthly fee of $49.95.  Prior to August 22, 2010, the Company sold these sites for an initial sign-up fee of $249.95 and $449.95.  As explained above, the Company has changed its business model and no longer charges an initial fee. Since the release of the new business model on August 22, 2010, the Company has enrolled 14,271 new Subscribers with no initial sign-up fee.  During the year ended December 31, 2010 the Company sold 1,111 subscriptions for a $449.95 initial sign-up fee, compared to 13,305 in 2009.  Additionally, during the year ended December 31, 2010 and 2009, the Company sold 8,206 and 2,535 subscriptions, respectively, at a rate of $249.95.

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

	Twelve months ended December 31,
Dollars in thousands	Marketing				Product				Total
	2010	2009	Increase (Decrease)	% Increase (Decrease)	2010	2009	Increase (Decrease)	% Increase (Decrease)	2010	2009	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Marketing site sales and monthly fees	$24,844	$52,402	$(27,558)	(52.6%)	$-	$-	$-	n/m*	$24,844	$52,402	$(27,558)	(52.6%)
Product sales and commissions	-	-	-	n/m*	11,402	14,655	(3,253)	(22.2%)	11,402	14,655	(3,253)	(22.2%)
Other	78	143	(65)	(45.5%)	68	121	(53)	(43.8%)	146	264	(118)	(44.7%)

Total net revenues	24,922	52,545	(27,623)	(52.6%)	11,470	14,776	(3,306)	(22.4%)	36,392	67,321	(30,929)	(45.9%)

OPERATING EXPENSES
Marketing commissions	11,833	26,081	(14,248)	(54.6%)	-	-	-	n/m*	11,833	26,081	(14,248)	(54.6%)
Product cost and commissions	-	-	-	n/m*	7,271	8,487	(1,216)	(14.3%)	7,271	8,487	(1,216)	(14.3%)
Depreciation and amortization	1,358	2,054	(696)	(33.9%)	300	619	(319)	(51.5%)	1,658	2,673	(1,015)	(38.0%)
Impairment of goodwill	-	-	-	n/m*	-	450	(450)	(100.0%)	-	450	(450)	(100.0%)
Impairment of assets other than goodwill	677	5,293	(4,616)	(87.2%)	250	2,150	(1,900)	(88.4%)	927	7,443	(6,516)	(87.5%)
General and administrative	12,383	21,557	(9,174)	(42.6%)	5,916	8,298	(2,382)	(28.7%)	18,299	29,855	(11,556)	(38.7%)

Total operating expenses	26,251	54,985	(28,734)	(52.3%)	13,737	20,004	(6,267)	(31.3%)	39,988	74,989	(35,001)	(46.7%)

OPERATING INCOME (LOSS)	(1,329)	(2,440)	1,111	(45.5%)	(2,267)	(5,228)	2,961	(56.6%)	(3,596)	(7,668)	4,072	(53.1%)

OTHER INCOME (EXPENSE)	(174)	(55)	(119)	216.4%	(69)	91	(160)	(175.8%)	(243)	36	(279)	(775.0%)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(1,503)	(2,495)	992	(39.8%)	(2,336)	(5,137)	2,801	(54.5%)	(3,839)	(7,632)	3,793	(49.7%)

INCOME TAX PROVISION (BENEFIT)	140	(728)	868	(119.2%)	24	(125)	149	(119.2%)	164	(853)	1,017	(119.2%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,643)	(1,767)	124	(7.0%)	(2,360)	(5,012)	2,652	(52.9%)	(4,003)	(6,779)	2,776	(40.9%)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(19)	(1,925)	1,906	(99.0%)	(8)	(1,154)	1,146	(99.3%)	(27)	(3,079)	3,052	(99.1%)

NET INCOME (LOSS)	$(1,662)	$(3,692)	$2,030	(55.0%)	$(2,368)	$(6,166)	$3,798	(61.6%)	$(4,030)	$(9,858)	$5,828	(59.1%)

Results of Operations

Comparison of Year Ended December 31, 2010 and December 31, 2009

Net Revenue

Marketing site sales and monthly fees.  Marketing site sales and monthly fees revenue is comprised of marketing site sales, monthly fees, and convention revenue.  Marketing site sales and monthly fees decreased $27.6 million to $24.8 million for the year ended December 31, 2010 from $52.4 million in the same period of 2009.  All marketing site sales and monthly fee revenue attributable to the Company’s marketing segment.

Marketing site sales decreased $11.5 million to $3.5 million for the year ended December 31, 2010 from $15.0 million for the same period of 2009.  The average number of sales per month for which we are able to recognize revenue decreased to 1,138 for the year ended December 31, 2010 from 2,904 for the same period in 2009.  In addition, the average amount of recognized revenue per month decreased to $287.22 from the year ended December 31, 2010 compared to $428.17 for the same period of 2009.  The decrease in the average number of sales and the average amount of recognized revenue is a result of the elimination of the initial sign-up fee of $249.95 and $449.95.  This is being driven by the changes the Company has made to the business model, eliminating the requirement for individuals to pay a sign-up fee.  The Company will continue to recognize revenues for the short-term due to the deferral of this revenue in the past.

Monthly fees decreased $15.8 million to $21.0 million for the year ended December 31, 2010 from $36.8 million for the same period of 2009.  The decrease is in direct relation to the number of active paying Subscribers.  The weighted average of paying Subscribers per month decreased to 35,154 for the year ended December 31, 2010 from 60,287 for the same period of 2009.  While the Company experienced a decline in the number of active paying Subscribers when compared to the same period last year, we did experience a growth in the number of Subscribers during 2010.  The Company believes that the elimination of the initial sign-up fee will have a positive effect on the amount of monthly fees generated in 2011 along with an increase in product sales.

Convention revenue decreased $283,000 to $322,000 for the year ended December 31, 2010 from $605,000 for the same period of 2009.  The decrease is due to a reduction in the number of attendees at the Company’s National Convention in 2010 compared to 2009.

Product sales and commissions.  Product sales and commissions revenue is comprised of revenue from products sold through the ZamZuu network of online retail stores and travel booking commission revenue from travel providers.  Product sales revenue decreased $3.3 million to $11.4 million for the year ended December 31, 2010 compared to $14.7 million for the same period of 2009.  The decrease is directly attributable to the lower average number of Subscribers in 2010 versus 2009.

The product sales and commissions revenue decrease is primarily due to a $2.6 million reduction in travel commissions resulting from a decline in the number of customers utilizing us as their travel sale provider in 2010 compared to 2009, a $952,000 reduction in sales aids resulting from the decline in the number of active Subscribers, and a $411,000 reduction in training revenue due to the suspension of training at various locations throughout the country.  The Company now offers online training which the Company believes is a more efficient use of resources.

Beginning in August 2010, the Company began offering direct sale products to active Subscribers, which generated revenue of $270,000 for the year ended December 31, 2010.  Additionally, commissions from our affiliated featured stores increased $601,000 to $986,000 for the year ended December 31, 2010, compared to $385,000 for the same period of 2009.  We believe the increase in the number of featured stores, the increase in active Subscribers, and the continued introduction of new direct sale products will result in increased revenue in product sales and commissions in 2011.

Operating Expense

Marketing commissions.  Marketing commissions expense is comprised of commissions paid on initial and monthly fees and the expense related to the Company’s National Convention.  Marketing commissions decreased $14.3 million to $11.8 million for the year ended December 31, 2010 compared to $26.1 million for the same period of 2009.  All marketing commission expense is attributable to the marketing segment.

Commission expense related to new sales decreased $7.8 million to $3.4 million for the year ended December 31, 2010 compared to $11.2 million in the same period of 2009 directly related to the number of new Subscribers.  The average number of new sales per month for which we recognized commission expense decreased to 1,138 for the year ended December 31, 2010, compared to 2,904 for the same period in 2009.  At the same time, the average amount of recognized expense per month for each new Subscriber decreased to $220.80 for the year ended December 31, 2010, compared to $348.31 for the same period of 2009.  As with the new sales revenue, this is being driven by the new business model, in which the Company does not collect initial sign-up fees.  The Company will continue to recognize expense on past new sales, due to the deferral of commission expense related to those sales where the revenue was also deferred.

Commission expense related to monthly fees decreased $5.3 million to $6.5 million for the year ended December 31, 2010, compared to $11.8 million for the same period of 2009 directly related to the decline in the number of Subscribers.

Convention expense decreased $554,000 to $457,000 for the year ended December 31, 2010, compared to $1.0 million for the same period in 2009.  The decrease was a result of a reduction in the number of attendees at the Company’s National Convention in 2010 compared to 2009, as well as management efforts to reduce costs.

Product sales and commissions.  Product sales and commission expense is comprised of commissions paid for travel bookings and product sales sold through the ZamZuu network of online retail stores, as well as the cost of goods sold related to product sales.  Product sales and commission expense decreased $1.2 million to $7.3 million for the year ended December 31, 2010 from $8.5 million for the same period of 2009. The decrease is primarily attributable to the $1.0 million decline in commissions paid for gross travel retail bookings, which are driven by the number of customers utilizing us as their travel provider in 2010, as well as an overall decline in the volume of travel due to economic conditions.  The decrease of $388,000 in sales aid revenue is directly impacted by the decline in the number of active Subscribers.  All product sales and commission expense is attributable to the product segment.

Commission expense from our e-commerce platform increased $264,000 for the year ended December 31, 2010, compared to the same period in 2009.

Depreciation and amortization.  Depreciation and amortization expense decreased on a consolidated Company-wide basis $1.0 million to $1.7 million for the year ended December 31, 2010 from $2.7 million for the same period in 2009.  The decrease is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s Marketing segment is comprised mainly of computer hardware, software, and furniture.  It also consists of an allocable portion based on revenue of the Company’s headquarters building improvements.  The decrease of $696,000 to $1.4 million for the year ended December 31, 2010 from $2.1 million for the same period of 2009 is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s product segment is comprised mainly of software and an allocable portion, based on revenue, of the Company’s headquarters building improvements.  The decrease of $319,000 to $300,000 for the year ended December 31, 2010 from $619,000 for the same period of 2009 is attributable to assets being fully depreciated and assets written off in 2009 with no depreciation expense in 2010.

Impairment of Assets other than goodwill.  Impairment of assets other than goodwill on a consolidated Company-wide basis decreased $6.5 million to $927,000 for the year ended December 31, 2010 compared to $7.4 million for the same period in 2009.  Property impairment decreased $3.0 million to $944,000 for the year ended December 31, 2010 compared to $3.9 million for the same period in 2009 based on the new appraisal value.  The decrease is also the result of impairments of $2.0 million for trade/domain names, $564,000 for software, $109,000 for vendor agreements, and $100,000 for non-compete agreements in 2009.  Inventory impairment decreased $741,000 to ($17,000) for the year ended December 31, 2010 compared to $724,000 for the same period in 2009 as a result of identifying expired and obsolete magazines and sales aids.

Impairment of assets other than goodwill for the marketing segment decreased $4.6 million to $677,000 for the year ended December 31, 2010, compared to $5.3 million for the same period in 2009.  Allocable portion of the property impairment from the parent segment decreased $2.5 million to $677,000 for the year ended December 31, 2010, compared to $3.2 million for the same period in 2009. The decrease is also the result of impairments of $2.0 million for trade/domain names, and $85,000 for non-compete agreements in 2009.

Impairment of assets other than goodwill for the product segment decreased $1.9 million to $250,000 for the year ended December 31, 2010, compared to $2.2 million for the same period in 2009.  Allocable portion of the property impairment from the parent segment decreased $472,000 to $267,000 for the year ended December 31, 2010, compared to $739,000 for the same period in 2009. The decrease is also the result of impairments of $109,000 for vendor agreements, $15,000 for non-compete agreements, and $564,000 for software impairments in 2009.  Inventory impairments decreased $741,000 to ($17,000) for the year ended December 31, 2010, compared to $724,000 for the same period in 2009 as a result of identifying expired and obsolete magazines and sales aids.

General and administrative. General and administrative expenses decreased on a consolidated Company-wide basis $11.6 million to $18.3 million for the year ended December 31, 2010, compared to $29.9 million for the same period in 2009.  The decrease is primarily the result of decreased salaries and related benefits of $4.0 million resulting from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports.  The decrease in legal fees of $1.9 million is primarily due to the consolidation of corporate legal advice in addition to a decline in legal expense related to ongoing litigation matters.  Decreased restricted stock amortization of $1.4 million is due to a decline in the Company’s stock price, a reduction in the number of restricted stock awards granted in 2010 compared to 2009 and first quarter 2010 forfeitures associated with restricted stock awards granted during the first quarter of 2009. Legal settlement decreased $839,000 primarily due to the California Attorney General settlement from the accrual made in 2009. The decrease in professional fees of $730,000 is a result of cost cutting measures by the Company in SEC reporting, Sarbanes-Oxley compliance, and other fees.  The decrease of $637,000 in contract labor is the result of the elimination and/or reduction of services. The decrease of merchant processing fees of $619,000 is due to a decrease in the number of transactions processed by the Company directly related to a reduction in gross sales.  Travel expenses decreased $317,000 as a result of management, cost cutting efforts to reduce the number of onsite meetings and tours at the home office.  The decrease is partially offset by an increase of bad debt of $352,000 primarily related to $375,000 to write off the balance of the notes receivable as a result of the sale of the Edwardsville property. Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.

General and administrative expenses for the marketing segment decreased $9.2 million to $12.4 million for the year ended December 31, 2010 from $21.6 million for the same period of 2009.  The corporate allocation decreased $7.5 million for the allocable expenses of legal fees, contract labor, accounting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results. Merchant processing fees decreased $619,000 due to a decrease in the number of transactions processed by the Company that is related to the downturn in revenue.

General and administrative expenses for the product segment decreased $2.4 million to $5.9 million for the year ended December 31, 2010 from $8.3 million for the same period of 2009.  The corporate allocation decreased $1.0 million for the allocable expenses of legal fees, contract labor, accounting fees, consulting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.  The decrease is partially the result of decreased salaries and related benefits of $882,000 resulting from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports.

Discontinued Operations

The results of the REZconnect subsidiary, formerly included in our Product segment, are classified as discontinued operations.  Results of the business, as well as the loss on disposal, are summarized below:

In thousands	Year ended December 31,
	2010	2009	Increase (Decrease)

Net revenues	$-	$869	$(869)

Loss from operations before income tax provision	$-	$(463)	$(463)

Income tax provision	-	(1)	(1)

Loss on disposal, net of tax	(27)	(2,615)	(2,588)

Loss from discontinued operations, net of tax	$(27)	$(3,079)	$(3,052)

The Company recorded a net loss from discontinued operations for the year ended December 31, 2010 of $27,000, a decrease of $3.1 million from the net loss recorded for the same period of 2009 of $3.1 million.  This decrease in net loss is due to the disposal of the REZconnect subsidiary at the end of the second quarter of 2009. See Note 15 – “Discontinued Operations” to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

As of December 31, 2010 and December 31, 2009 cash totaled $493,000 and $678,000 respectively.  Based on current cash flow forecasts of the Company’s short-term and long-term liquidity needs, management believes that the Company’s projected sources of liquidity will be sufficient to meet its projected liquidity needs for the next 12 months.  However, management cannot predict what the effect might be on the Company’s business from events that are beyond the Company’s control, such as the ongoing global credit and liquidity crisis.  Management will continue to assess the Company’s liquidity position and potential sources of supplemental liquidity in view of the Company’s operating performance, current economic and capital market conditions, and other relevant circumstances.  The Company does not have, but is actively pursuing the establishment of, a credit facility from which it may draw for its liquidity needs.

As shown in the accompanying financial statements, our Company has incurred losses from continuing operations for 2010 and 2009 of $4.0 million and $6.8 million, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active Subscribers in our Company.  The number of active Subscribers has declined during 2010 by a net of 7,467 to 33,707 active Subscribers from the 41,174 reported as of December 31, 2009.

As part of our continual efforts to improve the operating efficiency of our Company and in response to these challenges, we have taken several actions and continue to evaluate other areas of opportunity to ensure that our Company will be successful.  On October 6, 2009, the Board appointed Mr. Robert Van Patten Chief Executive Officer and President of the Company, effective immediately.  Additionally, we have instituted a cost reduction program that includes a reduction in labor and fringe costs, as well as reductions and eliminations of discretionary expenditures in the operating structure of the organization.

The Company has taken steps to reduce the level of expenditures for corporate operations by making payroll reductions of $4.0 million.  In addition to payroll reductions during 2010, the Company reduced its utilization of outside contract labor and consulting services by $637,000.  Additionally, the Company reduced professional fees by $730,000, primarily by switching service providers for the year 2010.  Finally, the Company reduced travel and meeting expenses by $317,000, as part of a Company-wide cost restructuring program

The Company is addressing the net year-to-date decline in Subscribers and existing Broker retention with the following key initiatives:

●
The continuing effects of a sluggish economy have caused the Company to reevaluate its business model.  The Company hopes that the determination to eliminate all fees associated with the PDS will allow the Company to dramatically increase our customer base, thereby increasing sales which lead to increased commissions.  Free Agents, as they are called, earn half of the commission previously received by the PDS with the other half being earned by the Broker who gave it to them.  This allows Brokers to have multiple streams of income by having as many Free Agents as they can give the PDS to.

●
Our commitment to training evidences itself in numerous forms.  Video, web-casts, email, conference calls, social media and live events form the basis of the Company’s training for Brokers, Free Agents and Reps.  This education has led to increased sales in the Featured Product category along with an increase in sales per Subscriber.  This group of products generates greater commissions to our Free Agents, which correlate to greater commissions to the Brokers.

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

During 2010, the Company’s primary domestic credit card processor reduced the required reserve requirements by $2.0 million, reducing our restricted cash balance from $2.6 million as of December 31, 2009 to $592,000 as of December 31, 2010.

The outstanding balance of the Company’s headquarters note as of December 31, 2010 and December 31, 2009 was $1.5 million and $1.6 million respectively.  The maturity date of the note was November 30, 2010.  See Note 11 – “Short-Term Debt.”  On January 13, 2011, the Company received a demand letter from FH Partners demanding payment in full within 10 days.

On March 18, 2011 the Company entered into a transaction with Wood River Capital, LLC (“WRC”), a nonaffiliated third party, related to the property it uses as its headquarters building. At closing, WRC was transferred title in exchange for $2.8 million in cash and a non-interest bearing note payable of $4.3 million. At closing, the Company retired its debt owed to FH Partners of approximately $1.5 million including encumbrances on all pledged collateral in connection with the headquarters property and adjacent land. The Company will continue to occupy approximately 40,000 square feet of the building for payments due to WRC of $17,000 per annum in addition to a pro rated portion of real estate taxes, insurance, and maintenance. In addition as part of the transaction, lease and note payments due from Zeiser will be assigned to WRC.

The Company agreed to pay a fee as part of this transaction to an unrelated third party in the amount of $84,000. In addition to this fee, the Company has granted 13,575,000 warrants to purchase common stock to WRC with an exercise price of $0.032 exercisable any time until March 25, 2016. WRC also has the option to redeem the note for $2.7 million within 18 months of closing or for $3.2 million after eighteen months, but before thirty six months. If WRC redeems the note for a discounted amount, the Company will have the option to purchase the property for a purchase price of $6.6 million within a period of 12 months from the date that the note was redeemed.

Cash flows generated (used) from continuing operations is combined with cash flows generated from discontinued operations within operating activities, investing activities, and financing activities in our consolidated statement of cash flows.  The following table presents a summary of our cash flows individually for continuing and discontinued operations for each of the three activities for the last two years:

	Year ended December 31,
Dollars in thousands	2010	2009

Net cash provided by (used in):
Operating activities
Continuing	$110	$(854)
Discontinued	-	(345)
Total operating activities	110	(1,199)
Investing activities
Continuing	(110)	602
Discontinued	-	251
Total investing activities	(110)	853
Financing activities
Continuing	(171)	(242)
Discontinued	-	-
Total financing activities	(171)	(242)
Effect of exchange rate changes on cash	(14)	63

Net decrease in cash	$(185)	$(525)

Net cash provided by operating activities of our continuing operations in 2010 was $110,000 compared to cash used in operating activities of $854,000 in 2009. The primary reason for cash provided by operations in 2010 was related to releases in restricted cash previously held by the credit card processor of approximately $2.0 million, which offset a reduction in Company liabilities and the 2010 operating loss.  In addition, the operating activities of our discontinued operations used $0 of cash in 2010 and used $345,000 in 2009. One of the primary reasons for cash used of $854,000 in 2009 was related to the California Attorney General settlement in the amount of $1.0 million.

Net cash used in investing activities of our continuing operations was $110,000 during 2010, compared to $602,000 provided in 2009.  This $712,000 decrease in cash provided was partially offset by the increase in purchases of property and equipment of $33,000.  Also partially offsetting the decrease in cash provided was $378,000 in cash relinquished in the sale of our REZconnect subsidiary during 2009.  Investing activities of our discontinued operations provided $0 and $251,000 of cash in 2010 and 2009, respectively, which represents net proceeds from the sale of short term investments.

Net cash used in financing activities of our continuing operations was $171,000 in 2010, compared to net cash used in financing activities of $242,000 in 2009.  Net cash used in financing activities during 2009 primarily related to a $300,000 principal payment made in connection with the headquarters note renewal offset by $144,000 in proceeds received from the Company’s TSO Stock Purchase Plan.  Net cash used in financing activities during 2010 was primarily related to debt principal repayments of $742,000 offset by proceeds from new debt issued of $650,000.

On March 23, 2009, the Company’s primary domestic credit card processor (the “processor”) increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million.  Subsequently on May 29, 2009, the processor agreed to discontinue withholding additional reserves once a $2.7 million balance was attained.  During 2009, the full amount of the $2.7 million reserve requirement was funded. During the year ended December 31, 2010, $2.0 million of restricted cash was released to the Company which was previously held as credit card processing reserves.

In addition, the Company expended approximately $931,000 in legal defense costs during 2009 that are not expected to continue into future periods.  However, additional legal expenses will be incurred related to the civil action filed by the State of Illinois, which the Company anticipates will be significantly lower than those incurred in conjunction with the California Attorney General suit.

The Company recognized a loss of $27,000 during 2010 as a result of the sale of the REZconnect subsidiary, which will be paid through December 31, 2014 in common stock of the Company and cash payments of approximately $827,983.

As a result, the Company expects to realize cash savings of $2.2 million over the 5.5 years from the date of disposal based upon the cash payments to be made under the employment severance agreement versus the cash payments that would have been required under the original employment contracts.  Thus, while the Company has recognized significant expense in 2009 and 2010, the cash savings over the 5.5 years from the date of disposal will serve to contribute a significant savings in terms of liquidity, helping to strengthen the Company’s position.  During 2010 and 2009 the cash savings recognized were $133,000 and $145,000 respectively.

As of December 31, 2010, the Company has an outstanding balance due to FH Partners LLC in the amount of $1,495,000.  On January 13, 2011, the Company received notification that the Company is in default under the terms of the promissory note and Mortgage with FH Partners LLC relating to the Company’s headquarters.  As discussed above, the Company executed a commercial promissory note with Wood River Capital, LLC and paid off the entire balance of the FH Partners Note, on March 28, 2011.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that we estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 3 – “Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements.  Critical accounting estimates for us include: the determination of the estimated lifespan during which a Subscriber remains a Subscriber and average marketing commissions paid per enrollment transaction, which impact revenue recognition and related marketing commissions/bonuses; impairment of goodwill and other intangibles; realization of deferred tax assets and the determination of uncertain tax positions; determination of inventory reserves; impairment of long-lived assets; and collectability of notes receivable.  Such accounting estimates are discussed in the following paragraphs.

Revenue Recognition

A summary of our revenue recognition policies, as they relate to the specific revenue streams, is as follows:

Marketing site sales and monthly fees

During 2010, we generated revenue from the sale of sites and ongoing services to our Subscribers.  We amortize the initial sales price, including all up-front fees received from new sales, over the expected useful life of the Subscriber.  The calculation of the expected useful life is based upon a review of the sales for each month and the length of time each Subscriber continues with our Company.  We then apply a weighted average to the calculations to determine the amount of revenue to recognize in the current period, with the remainder being deferred.  Monthly web hosting fees are recognized in the month the services are provided.  We review the underlying calculations of the expected useful life of the Subscriber on a monthly basis.

Product sales and commissions

Commissions and incentives earned from travel sales are recognized as revenue on the date of departure or use. Commissions earned where we act in the capacity of a travel product wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense. Sales revenues from physical products,  sales aids and miscellaneous marketing materials are recognized when the related merchandise is shipped.  Sales revenues from training programs are recognized when the Rep or Subscriber has completed the related training course. Commissions earned from e-commerce are recognized when the related merchandise is shipped.

Other revenue

Sales revenues from processing fees are recognized during the period in which the transaction occurs.

Marketing compensation plan

We offer a compensation plan to our sales representatives under an arrangement that pays the representatives direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each representative’s personal and team site sales, or enrolled Subscribers. The “commission override” is comprised of a small portion of the monthly web hosting fee that Subscribers pay to our Company which is paid to the person responsible for enrolling the Subscriber.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active Subscribers, following the month earned. Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized. In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill is not amortized but it is tested for impairment annually as of year end using the two-step method, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is performed at a reporting unit level, with all goodwill assigned to a reporting unit.  The reporting units consist of the marketing and product reporting segments.  Application of the goodwill impairment test requires judgment, including the identification of assets and liabilities assigned to each of the reporting units, and the determination of the fair value of each reporting unit.

The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  The fair value of each reporting unit is estimated using the best information available through the use of a combination of valuation techniques, including the income and market approaches.  Determining the fair value of a reporting unit often involves the use of significant estimates and assumptions including the estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our reporting units, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill after allocating value to our tangible and intangible assets and liabilities as of the valuation date to the carrying value of the goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

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

Share-based compensation

The Company measures compensation cost for all share-based awards at the fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The Company measures the fair value of restricted stock awards based on the number of shares granted and the quoted price of the Company’s common stock on the date of the grant.  The Company measures the fair value of stock options using the Black-Scholes valuation model. These fair values are recognized as compensation expense over the service period, net of estimated forfeitures.

New Accounting Guidance

See Note 3 – “Summary of Significant Accounting Policies” to Consolidated Financial Statements for information regarding new accounting guidance.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as required under Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and

●
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes to Internal Control over Financial Reporting.

During the fourth quarter of 2010, the Company reviewed its internal procedures and determined that as a Smaller Reporting Company, an Internal Audit function was not necessary primarily to the smaller size, and complexity of the Company’s operations as compared to the benefit provided by an Internal Audit function.  As a result, the Company eliminated the Internal Audit function at December 31, 2010.  The Company’s testing of internal control over financial reporting previously performed by the Internal Audit function, has been disseminated among current staff, with the Company’s Director of Finance, overseeing the process.

Effective October 1, 2010, the Company appointed Mr. Jeremy Hemann as its new Chief Financial Officer. Prior to appointment, the Company operated without a Chief Financial Officer, with Robert M. Van Patten operating as interim Chief Financial Officer at the same time he was Chief Executive Officer. Mr. Hemann previously served as Corporate Controller for the Company and has extensive experience in the areas of financial auditing, compliance matters, and overall process improvement.  Additionally, the Company hired external consulting staff to supplement its accounting staff, particularly with respect to complex accounting issues.

Other than as described above, there have been no changes to our internal control over financial reporting that occurred during 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders: “Proposal 1- Election of Directors,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” each of which is incorporated by reference herein. We adopted a code of ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.  The code of ethics is available on the Company’s website at www.ytbi.com.  We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding the amendment to, or a waiver from, a provision of this code of ethics that applies to the Company’s principal executive officer, principal financial officer principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website.

Item 11.  Executive Compensation.

The information required by this Item is set forth in the following section of our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders: “Executive Compensation” (including “Compensation Committee Report”), “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” each of which is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders: “Security Ownership of Officers, Directors and 5% Owners” and “Equity Compensation Plan Information,” each of which is incorporated by reference herein.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	$0.28	5,953,196

Equity compensation plans not approved by security holders	-	-	-

Total	-	$0.28	5,953,196

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the following sections of our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders: “Proposal 1- Election of Directors,” “Corporate Governance” and “Certain Relationships and Related Transactions,” each of which is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is set forth in the following section of our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders: “Proposal 2- Ratification of the Company’s Selection of its Auditors,” which is incorporated by reference herein.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1. Financial Statements
The consolidated financial statements of YTB International, Inc., together with the reports thereon of the independent registered public accounting firm, are included following the signatures to this Annual Report on Form 10-K. See Index to Financial Statements, Financial Statement Schedules included herein.

2. Exhibits
The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)	The exhibits filed with this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(c)	None.

INDEX TO EXHIBITS

2.1
Amended and Restated Merger and Stock Exchange Agreement dated November 19, 2004 by and between REZconnect Technologies, Inc. and YourTravelBiz.com, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-18412) as amended, filed with the SEC on June 20, 2005.

3.1
Amended and Restated Certificate Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 000-18412) for the fiscal year ended December 31, 2008.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-18412) filed with the SEC on September 28, 2007.

10.1
Stockholders’ Agreement dated December 8, 2004 by and among Great River Enterprises, LP#1, J. Scott Tomer, J. Kim Sorensen, Michael Y. Brent, Derek J. Brent and the Company (as successor to REZconnect Technologies Inc.), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-18412) as amended, filed with the SEC on June 20, 2005.

10.2
Agreement and Irrevocable Proxy, dated November 22, 2006, by and among J. Lloyd Tomer, J. Scott Tomer, J. Kim Sorensen, jointly and severally, and Michael Y. Brent, Derek Brent and Darren Brent, jointly and severally, with respect to certain matters specified therein, incorporated by reference to Exhibit 99.1 to the Schedule 13D/A (File No. 005-55259) filed by Great River Enterprises, LP #1, J. Lloyd Tomer, J. Scott Tomer and J. Kim Sorensen with the SEC on November 24, 2006.

10.3
Commercial Lease Agreement, effective as of November 1, 2005, by and between Meridian Land Company, Inc. and the Company with respect to that certain real property located at Two Country Club View, 2nd Floor, Edwardsville, Illinois 62025 incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1 File No. 000-18412) for the fiscal year ended December 31, 2005.

10.4
Commercial Lease Agreement, dated August 10, 2007, by and between Meridian Land Company, Inc. and the Company, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-18412) filed with the SEC on August 22, 2008.

*10.5
YTB International, Inc. Amended Restated 2004 Stock Option and Restricted Stock Plan, incorporated by reference to  Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB (File No. 000-18412) for the fiscal year ended December 31, 2007.

*10.6
YTB International, Inc. 2008 Sales Director Bonus Plan, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB (File No. 000-18412) for the fiscal year ended December 31, 2009.

10.7
Purchase and Sale Agreement between YTB International, Inc. and WR Landing, LLC, dated as of November 24, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-18412) filed with the SEC on November 26, 2008.

*10.8
YTB International, Inc. TSO Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-157479) filed with the SEC on February 23, 2009.

*10.9
Form of Restricted Stock Award Agreement – At Election Award for Non-Employee Directors, by and between the Company and eligible members of the Company’s board of Directors upon election to the Board, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-157479)  for the quarter ended June 30, 2009.

10.10
Stipulation For Entry of Final Judgment and Permanent Injunction, dated May 14, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-157479)  for the quarter ended June 30, 2009..

*10.11
Employment Severance Agreement by and between YTB International, Inc., Michael Brent, Derek Brent and REZconnect Technologies, Inc., dated as of June 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-18412) filed with the SEC on August 5, 2009.

10.12
Agreement of Purchase and Sale by and between Michael Y. Brent and Derek Brent, as Purchasers, and YTB International, Inc., as Seller, dated as of June 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-18412)  filed with the SEC on July 7, 2009.

10.13
Loan Modification, Renewal, and Extension Agreement dated September 29, 2009 by and between YTB International, Inc. and FH Partners, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-18412) for the quarter ended September 30, 2009.

10.14
Mortgage dated September 29, 2009 by and between YTB International, Inc. and FH Partners, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-18412) for the quarter ended September 30, 2009.

10.15
Headquarters Property Note dated July 26, 2006 by and between YTB International, Inc. and Meridian Bank, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-18412) for the quarter ended September 30, 2009.

10.16
Commercial Security Agreement dated July 26, 2006 by and between YTB International, Inc. and Meridian Bank, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-18412) for the quarter ended September 30, 2009.

10.17
Indemnification Agreement dated November 5, 2009 by and between YTB International, Inc. and Harold L. Kestenbaum, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-18412) for the quarter ended September 30, 2009.

.
10.18
Indemnification Agreement dated November 5, 2009 by and between YTB International, Inc. and Andrew J. Wilder, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-18412) for the quarter ended September 30, 2009.

*10.19	Employment Agreement, dated as of October 6, 2009, by and between YTB International, Inc. and Robert M. Van Patten. (Rider 33A)

10.20	Commercial Promissory Note dated January 20, 2010 by YTB International, Inc. in favor of Normandy Corporation. (Rider 33B)

10.21	Assignment of Promissory Note dated January 20, 2010 by and between YTB International, Inc. and Normandy Corporation. (Rider 33C)

10.22	Assignment of Mortgage dated January 20, 2010 by and between YTB International, Inc. and Normandy Corporation. (Rider 33D)

10.23
Second Amended and Restated 2004 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-18412), Exhibit 10.1, filed with the SEC on April 22, 2010.

10.24
Extension Letter between YTB International, Inc. and FH Partners, LLC executed April 22, 2010, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-18412), filed with the SEC on April 28, 2010.

10.25
First Amendment to Loan Modification, Renewal and Extension Agreement between YTB International, Inc. and FH Partners, LLC executed June 17, 2010, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-18412), filed with the SEC on June 23, 2010.

*10.26	YTB International, Inc. Fiscal 2010 Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-18412), filed with the SEC on July 21, 2010.

*10.27	Amended 2007 Sales Director Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-18412), filed with the SEC on September 17, 2010.

10. 28
Second Amendment to Loan Modification, Renewal and Extension Agreement between YTB International, Inc. and FH Partners LLC executed September 22, 2010, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-18412), filed with the SEC on September 28, 2010.

10.29
Commercial Lease Agreement between the Company and Zeiser Motors, Inc. executed September 29, 2010, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q 8-K (File No. 000-18412) for the quarter ended September 30, 2010.

10.30
Real Estate Sales Agreement between YTB International, Inc. and Ralesa Financial & Development, LLC executed November 15, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-18412), filed with the SEC on November 18, 2010.

†10.31	Contract to accept deed in payment of mortgage debt between the Company and Prestige Management Services, LLC executed October 21, 2010.

†10.32	Promissory note by the Company in favor of Normandy Corporation dated October 21, 2010.

†21	Subsidiaries of YTB International, Inc.

†23.1	Independent Registered Public Accounting Firm’s Consent

†23.2	Independent Registered Public Accounting Firm’s Consent

†31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†#32.1
Chief Executive Officer Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†#32.2
Chief Financial Officer Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit, or incorporated by reference, to this Annual Report on Form 10-K.

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

YTB International Inc.
(Registrant)

March 28, 2011	/s/ Robert M. Van Patten
Robert M. Van Patten
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2011	/s/ Robert M. Van Patten
Robert M. Van Patten, Director, Chief Executive Officer and
President [principal executive officer]

March 28, 2011	/s/ Jeremy W. Hemann
Jeremy W. Hemann, Chief Financial Officer
[principal financial and accounting officer]

March 28, 2011	/s/ J. Scott Tomer
J. Scott Tomer, Chairmn of the Board of Directors

March 28, 2011	/s/ J. Kim Sorensen
J. Kim Sorensen, Director, Secretary
Treasurer and Vice Chairman

March 28, 2011	/s/ Louis C. Brock
Louis C. Brock, Director

March 28, 2011	/s/ Paul A. Hemings
Paul A. Hemings, Director

March 28, 2011	/s/ Jack H. Humes, Jr.
Jack H. Humes, Jr., Director

March 28, 2011	/s/ Burt L. Saunders
Burt L. Saunders, Director

March 28, 2011	/s/ Patricia S. Williams
Patricia S. Williams, Director

March 28, 2011	/s/ Fred E. Lutzeier
Fred E. Lutzeier

 INDEX TO
YTB INTERNATIONAL, INC.
FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

	Reports of Independent Registered Public Accounting Firm	F1 - F2

	Consolidated Balance Sheets as of December 31, 2010 and 2009	F3

	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	F4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
	December 31, 2010 and 2009	F5

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F6 - F7

	Notes to Consolidated Financial Statements	F8 - F40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
YTB International, Inc.

We have audited the accompanying consolidated balance sheet of YTB International, Inc., and Subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over fmancial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated fmancial position of YTB International, Inc., and subsidiaries, as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2009 financial statements to retrospectively apply the change in accounting described in Note 16. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2009 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 financial statements taken as a whole.

/s/ Marcum LLP
New York, NY
March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
YTB International, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 16, the consolidated balance sheet of YTB International, Inc. (the “Company”)  as of December, 31 2009, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. (The 2009 consolidated financial statements before the effects of the adjustments discussed in Note 16 are not presented herein.) The 2009 consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2009 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 16, present fairly, in all material respects, the financial position of YTB International, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

/s/ UHY LLP

St. Louis, Missouri
April 14, 2010

 YTB INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2010 and 2009

Dollars in thousands, except share and per share data	2010	2009
ASSETS
Current assets:
Cash	$493	$678
Restricted cash	592	2,637
Short-term investments	28	28
Accounts receivable (less allowance for doubtful accounts of
$0 in 2010 and $110 in 2009)	700	674
Notes receivable (less allowance for uncollectible notes of
$50 in 2010 and $0 in 2009)	482	1,602
Inventory, net	88	125
Prepaid marketing commissions and advances	791	1,282
Other prepaid expenses and current assets, net	419	332

Total current assets	3,593	7,358

Assets held for sale	6,071	5,248
Property and equipment, net	3,421	6,432
Goodwill	2,529	2,529
Notes receivable	30	-
Other assets	10	49

TOTAL ASSETS	$15,654	$21,616

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,423	$1,275
Accrued commissions	2,034	2,740
Other accrued expenses	2,160	2,424
Deferred revenue	1,972	2,989
Short-term debt	1,495	1,587
Other current liabilities	1,488	1,274

Total current liabilities	10,572	12,289

Other long-term liabilities:
Other income tax liabilities	174	183
Accrued severance	1,140	1,731

Total other long-term liabilities	1,314	1,914

TOTAL LIABILITIES	11,886	14,203
Commitments and Contingencies (Note 19)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at
December 31, 2010 and 2009	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 81,812,521 and 76,185,988 shares issued and outstanding at December 31, 2010 and
December 31, 2009, respectively.	82	76
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 33,373,505 and
33,613,412 shares issued and outstanding at December 31, 2010 and December 31, 2009,
respectively; convertible into Class A shares on a one-for-one basis	34	34
Additional paid-in capital	41,233	40,856
Accumulated other comprehensive income	12	10
Accumulated deficit	(37,571)	(33,541)
Treasury stock, at cost, 25,404 shares at December 31, 2010 and 2009	(22)	(22)

TOTAL STOCKHOLDERS' EQUITY	3,768	7,413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,654	$21,616

See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009

Dollars in thousands, except share and per share data	2010	2009
NET REVENUES
Marketing site sales and monthly fees	$24,844	$52,402
Product sales and commissions	11,402	14,655
Other	146	264

Total net revenues	36,392	67,321

OPERATING EXPENSES
Marketing commissions	11,833	26,081
Product costs and commissions	7,271	8,487
Depreciation and amortization	1,658	2,673
Impairment of goodwill	-	450
Impairment of assets other than goodwill	927	7,443
General and administrative	18,299	29,855

Total operating expenses	39,988	74,989

OPERATING LOSS	(3,596)	(7,668)

OTHER INCOME (EXPENSE)
Interest and dividend income	94	154
Interest expense	(333)	(113)
Foreign currency transaction loss	(4)	(5)

Total other income (expense)	(243)	36

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAX PROVISION (BENEFIT)	(3,839)	(7,632)

INCOME TAX PROVISION (BENEFIT)	164	(853)

LOSS FROM CONTINUING OPERATIONS	(4,003)	(6,779)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(27)	(3,079)

NET LOSS	$(4,030)	$(9,858)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A
and Class B shares	114,151,709	106,823,299

Loss per share from continuing operations - basic and diluted*	$(0.04)	$(0.06)
Loss per share from discontinued operations - basic and diluted*	$(0.00)	$(0.03)
Net loss per share - basic and diluted*	$(0.04)	$(0.09)

* Amounts for Class A and Class B shares are the same under the two-class method.
See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2010 and 2009

								Accumulated
Dollars in thousands,								Other
except share and per	Preferred		Common Stock				Additional	Comprehensive	Retained	Treasury		Total
share data	Stock		Class A		Class B		Paid-in	Income	Earnings	Stock		Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Shares	Amount	Equity

Balance at January 1, 2009	-	$-	69,379,259	$69	34,413,682	$34	$38,843	$(70)	$(23,683)	-	$-	$15,193

Exchange Class B Shares for Class A shares	-	-	2,336,526	2	(2,336,526)	(2)	-	-	-	-	-	-

Common shares issued for
restricted stock grant	-	-	2,546,799	3	1,024,600	1	(4)	-	-	-	-	-

Common shares issued under
employment severance agreement	-	-	1,411,748	1	-	-	109	-	-	-	-	110

Amortization of restricted stock	-	-	-	-	-	-	1,395	-	-	-	-	1,395

Shares issued under TSO Stock	-	-	511,656	1	511,656	1	142	-	-	-	-	144
Purchase Plan

Shares surrendered to treasury in payment of outstanding note receivable	-	-	-	-	-	-	-	-	-	(25,404)	(22)	(22)

Stock option compensation	-	-	-	-	-	-	371	-	-	-	-	371

Net Loss	-	-	-	-	-	-	-	-	(9,858)	-	-	(9,858)
Foreign currency translation adjustment								80	-	-	-	80
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(9,778)

Balance at December 31, 2009	-	$-	76,185,988	$76	33,613,412	$34	$40,856	$10	$(33,541)	(25,404)	$(22)	$7,413

Exchange Class B Shares for Class A shares	-	-	1,137,491	1	(1,137,491)	(1)	-	-	-	-	-	-

Common shares issued
for restricted stock grant	-	-	2,725,676	3	897,584	1	(4)	-	-	-	-	-

Common shares issued under
employment severance agreement	-	-	1,763,366	2	-	-	101	-	-	-	-	103

Amortization of restricted stock	-	-	-	-	-	-	96	-	-	-	-	96

Stock option compensation	-	-	-	-	-	-	184	-	-	-	-	184

Net Loss	-	-	-	-	-	-	-	-	(4,030)	-	-	(4,030)
Foreign currency translation adjustment	-	-	-	-	-	-	-	2	-	-	-	2
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(4,028)
Balance at December 31, 2010	-	$-	81,812,521	$82	33,373,505	$34	$41,233	$12	$(37,571)	(25,404)	$(22)	$3,768

See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

Dollars in thousands	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,030)	$(9,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,658	2,673
Provision for/write-off of uncollectible notes and advances	50	22
Loss on disposal of property and equipment	10	122
Recognition of deferred gain on sale of land	-	(5)
Impairment loss on property and equipment	944	4,471
Reserve against inventory	(17)	724
Reserve against earnest money deposit and other prepaid expenses	-	(18)
Amortization of debt issue costs	35	-
Impairment of goodwill and intangible assets	-	2,698
Deferred income taxes	-	(755)
Loss on disposal of discontinued operations, net of tax	27	2,615
Provision for uncollectible notes and advances	375	(117)
Interest income on notes receivable	-	(46)
Provision for uncollectible interest on notes receivable	-	24
Provision for uncollectible accounts receivable	-	110
Amortization of restricted stock	96	1,395
Stock option expense	207	263
Provision (reversal) for bad debts	(74)	-
Compensation expense (credit)	(97)	(271)
Change in operating assets and liabilities:
Restricted cash-collateral provided by (used as) reserves for credit card processing	2,028	(1,039)
Restricted cash-Canadian operations	18	121
Accounts receivable, net	48	1,829
Notes receivable	669	129
Inventory	54	486
Prepaid marketing commissions and advances	477	7,474
Other operating assets	(4)	62
Accounts payable	(167)	(1,176)
Accrued expenses	(1,400)	(2,794)
Deferred revenue	(1,002)	(10,302)
Other operating liabilities	205	(36)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	110	(1,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(133)	(100)
Proceeds from sale of property and equipment	23	15
Proceeds from asset held for sale	-	872
Cash paid to prepare asset for sale	-	(28)
Proceeds from redemption of short-term investments	-	329
Purchases of short-term investments	-	(106)
Cash relinquished in disposal of discontinued operations	-	(129)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(110)	853

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	650	-
Payment of debt issue costs	(79)	-
Principal repayments of debt	(742)	(386)
Proceeds received under TSO stock purchase plan	-	144
NET CASH USED IN FINANCING ACTIVITIES	(171)	(242)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(14)	63

NET DECREASE IN CASH	(185)	(525)
CASH BEGINNING OF YEAR	678	1,203
CASH END OF YEAR	$493	$678

See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2010 and 2009
Dollars in thousands	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$235	$112
Income taxes paid	81	227

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of property and equipment to assets held for sale	$823	$5,248
Reclassification of note receivable from other assets to notes receivable	-	1,200
Stock option compensation	24	108
Property and equipment included in accounts payable	315	5
Shares issued in payment of severance liability	119	110
Reclass of accrued marketing commission to notes receivable	-	100
Shares surrendered in repayment of note receivable	-	22
Shares issued for restricted stock grant	3	4
Conversion of Class B common stock shares to Class A common stock shares	1	2

See accompanying notes to consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB”, or the “Company”) has two wholly-owned subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc.) and its subsidiaries (collectively “ZamZuu”); YTB Travel Network, Inc. and its subsidiaries (collectively “YTB Travel”).  The Company, together with its subsidiaries, is hereafter collectively referred to as the “Company” unless noted otherwise.

The Company markets and provides internet-based travel-related services and is also a full-service provider of travel products and services to the leisure and small business traveler and offers other general products and services to the consumer.  Each of the two aforementioned operating subsidiaries was formed to divide the Company’s operations into two basic divisions.

ZamZuu offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell broker licenses through a direct sales model and are compensated via a direct sales commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force.

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

Collectively, everyone who purchased an ITC or PDS or pays a monthly fee for a license will be referred to as “Subscribers”.

YTB Travel provides customer access to online travel vendors within the personalized sites as well as access to the same almost 700 affiliate and 17 featured stores within those sites.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers, as well as highly commissionable retail products with the launch of ZamZuu.

The Company operates under various trade names, including “ZamZuu™”, “YTB®,” “YTB Travel and Cruises™,” “Travel Network™,” “YTB Travel Network®,” and “Sunrise Travel Services™,” as well as Internet websites “ZamZuu.com™,” “ZamZuu.biz™,” “YTB.com™,” and “YTBnet.com™.” The Company provides services to customers located primarily in the United States, but also provides services to customers in Canada, Bermuda, and the Bahamas and maintains its corporate headquarters in the State of Illinois.

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2010, cash totaled $493,000.  Based on current cash flow forecasts of the Company’s short-term and long-term liquidity needs, management believes that the Company’s projected sources of liquidity will be sufficient to meet its projected liquidity needs for the next 12 months.  However, management cannot predict what the effect might be on the Company’s business from events that are beyond the Company’s control, such as the recent global credit and liquidity crisis.  Management will continue to assess the Company’s liquidity position and potential sources of supplemental liquidity in view of the Company’s operating performance, current economic and capital market conditions, and other relevant circumstances.  The Company does not have, but is pursuing the establishment of, a credit facility from which it may draw for its liquidity needs.

As shown in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations for the years ended December 31, 2010 and 2009 of $4.0 million and $6.8 million, respectively.  In addition, recent economic conditions and other factors have led to a decrease in the number of active Subscribers in the Company.  The number of active Subscribers has declined for the year ended December 31, 2010 by a net of 7,467 to 33,707 from the 41,174 reported as of December 31, 2009.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company is addressing the net year-to-date decline in Subscribers and existing Broker retention with the following key initiatives:

•
The continuing effects of a sluggish economy have caused the Company to reevaluate its business model.  The determination to eliminate all fees associated with the PDS will allow the Company to dramatically increase our customer base, thereby increasing sales which lead to increased commissions.  Free Agents, as they are called, earn half of the commission previously received by the PDS with the other half being earned by the Broker who gave it to them.  This allows Brokers to have multiple streams of income by having as many Free Agents as to whom they can give the PDS.

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

•	The Company plans to continue to create marketing materials in support of the new products that were introduced at the 2010 National Convention to further enhance and diversify its revenue stream.

The Company has taken steps to reduce the level of expenditures for corporate operations by making payroll reductions of $4.0 million.  In addition to payroll reductions during 2010, the Company reduced its utilization of outside contract labor and consulting services by $637,000.  Additionally, the Company reduced professional fees by $730,000, primarily by switching service providers for the year 2010.  Finally, the Company reduced travel and meeting expenses by $317,000, as part of a Company-wide cost restructuring program.

Management believes these factors will contribute toward reducing the Company’s operating losses and working capital deficiency.  However, there can be no assurance that the Company will be successful in achieving its objectives.

During the year ended December 31, 2010, the Company’s primary domestic credit card processor reduced the required reserve requirements by $2.0 million, reducing our restricted cash balance from $2.6 million as of December 31, 2009 to $592,000 as of December 31, 2010.

The outstanding balance of the Company’s headquarters mortgage note payable as of December 31, 2010 and December 31, 2009 was $1.5 million and $1.6 million respectively.  The maturity date of the note was November 30, 2010 and is currently in default.  See Note 11.

On March 18, 2011 the Company entered into a transaction with Wood River Capital, LLC (“WRC”), a nonaffiliated third party, related to the property it uses as its headquarters building. At closing, WRC was transferred title in exchange for $2.8 million in cash and a non-interest bearing note payable of $4.3 million. At closing, the Company retired its debt owed to FH Partners of approximately $1.5 million including encumbrances on all pledged collateral in connection with the headquarters property and adjacent land. The Company will continue to occupy approximately 40,000 square feet of the building for payments due to WRC of $17,000 per annum in addition to a pro rated portion of real estate taxes, insurance, and maintenance. In addition as part of the transaction, lease and note payments due from Zeiser will be assigned to WRC.

The Company agreed to pay a fee as part of this transaction to an unrelated third party in the amount of $84,000. In addition to this fee, the Company has granted 13,575,000 warrants to purchase common stock to WRC with an exercise price of $0.032 exercisable any time until March 25, 2016. WRC also has the option to redeem the note for $2.7 million within 18 months of closing or for $3.2 million after eighteen months, but before thirty six months. If WRC redeems the note for a discounted amount, the Company will have the option to purchase the property for a purchase price of $6.6 million within a period of 12 months from the date that the note was redeemed.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of YTB, and its wholly-owned subsidiaries, ZamZuu and YTB Travel and their subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”).  All intercompany accounts and transactions are eliminated in consolidation.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.    These changes had no impact on previously reported net loss.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to, the determination of the estimated Site Owner life and average commissions per  enrollment which impacts revenue recognition and related marketing commissions/bonuses, sales incentive accruals,  impairment of goodwill and indefinite lived intangibles, realization of deferred tax assets, the recoverability of capitalized software development costs and long-lived assets and assumptions used in share-based payment transactions. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 and 2009, the Company does not have any cash equivalents.

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

 Interest Receivable on Notes

The Company includes interest receivable on notes in other prepaid expenses and current assets in the consolidated balance sheet, net of the related reserve.  As management believes that the collection of interest on notes is not probable, a 100% reserve is established with a corresponding offset to bad debt expense, when the interest is accrued.  Bad debt expense is reversed if the interest payment is subsequently received.  Interest receivable is written off when the related note is deemed uncollectible.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company maintains its cash balances in financial institutions located in the United States and Canada.  At times, cash in banks is in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit and the Canada Deposit Insurance Corporation for our Canadian operations.  The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Fair value of financial instruments

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table lists the Company's assets measured at fair value on a non-recurring basis:

Dollars in thousands	Fair Value Measurements Using
		Quoted Prices in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Year Ended	Assets	Inputs	Inputs	Total Gains
Description	December 31	(Level 1)	(Level 2)	(Level 3)	(Losses)

2010:
Long-lived assets held for sale	$6,071	$-	$-	$6,071	$(944)

Total	$6,071	$-	$-	$6,071	$(944)

2009:
Long-lived assets held and used	$-	$-	$-	$-	$(564)
Long-lived assets held for sale	5,248	-	-	5,248	(3,907)
Definite-lived intangible assets	-	-	-	-	(208)
Indefinite-lived intangible asset	-	-	-	-	(2,040)
Goodwill	-	-	-	-	(450)

Total	$5,248	$-	$-	$5,248	$(7,169)

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

Goodwill

Goodwill is not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist.

We perform an annual goodwill test annually and update the tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate and unanticipated competition.  Any adverse change in these factors could have a significant impact on the fair value of a reporting unit and/or the recoverability of individual assets and could have a material impact on our consolidated financial statements.

Goodwill Impairment Assessments

As of December 31, 2010 the Company’s goodwill resides solely in the marketing reporting unit.  The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value.  The fair value of the reporting unit is estimated using the best information available through the use of  a combination of  valuation techniques, including the income and market approaches.  Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions.  If there is no calculated fair value for a reporting unit, the goodwill is deemed fully impaired and written off.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill after allocating value to the Company’s tangible and intangible assets and liabilities as of the valuation date to the carrying value of the goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.  As a result of this evaluation, the Company recorded an impairment of $0 and $450,000, respectively, at December 31, 2010 and 2009.

Revenue Recognition

A summary of our revenue recognition policies, as they relate to the specific revenue streams, is as follows:

Marketing site sales and monthly fees

Revenue is generated from the sale of sites and ongoing services to our Subscribers.  We amortize the initial sales price, including all up-front fees received from new sales, over the expected useful life of the Subscriber.  The calculation of the expected useful life is based upon a review of the sales for each month and the length of time each Subscriber continues with our Company.  We then apply a weighted average to the calculations to determine the amount of revenue to recognize in the current period, with the remainder being deferred.  Monthly web hosting fees are recognized in the month the services are provided.  We review the underlying calculations of the expected useful life of the Subscriber on a monthly basis.

Product sales and commissions

Commissions and incentives earned from travel sales are recognized as revenue on the date of departure or use. Commissions earned where we act in the capacity of a travel product wholesaler are recorded at their gross amount. The cost of such revenue is recorded separately as an operating expense. Sales revenues from physical products, sales aids and miscellaneous marketing materials are recognized when the related merchandise is shipped and title passes to the customer.  Sales revenues from training programs are recognized when the Reps or Subscribers have completed the related training course. Commissions earned from e-commerce are recognized when the related merchandise is shipped and title passes to the customer.

Other revenue

Sales revenues from processing fees are recognized during the period in which the transaction occurs.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

The Company excludes taxes collected from customers and remitted to governmental authorities from revenues and presents the taxes on a net basis in the consolidated statements of operations.

Expense recognition of commission costs

Commission costs incurred directly related to new marketing site sales are recognized over the same revenue deferral period of twelve months, based on the average amount of time a subscriber remains active in the business.

Commission costs related to monthly web hosting fees charged by the Company are capitalized and deferred.  Monthly web hosting fees are collected throughout a calendar month, based on the anniversary date of each Subscriber.  This fee is collected prior to the service being performed (the Subscriber remaining active).  The proportion of the revenue that is applicable to the next calendar month is deferred, along with the corresponding commission expense.

Travel commission costs are charged to expense when the related travel revenue is recognized, which coincides with the period the travel departure takes place.

Marketing compensation plan

The Company offers a compensation plan to its Reps under an arrangement that pays the Reps direct sales commissions, override compensation (if qualified) and other bonus incentives based on the amounts attributable to each Rep’s personal and team’s new marketing site sales.  The “commission override” is comprised of a small portion of the monthly web hosting fee Subscribers pay to the Company which is paid to the Rep responsible for the initial marketing site sale.  Direct sales commissions and override compensation are paid on a weekly basis, based upon the amount of the previous week’s sales. Residual commissions are paid on a monthly basis for active subscribers, following the month earned.  Commission costs are capitalized and recognized as expense in proportion to the related revenue recognized, which in the case of direct sale commissions is over a period of twelve months, which is based upon the estimated Subscriber life.  Residual commission costs are recognized as an expense based on the amount of service performed during the current period.  In the event that the commission payout is greater than the average commission revenue collected, the difference is immediately charged to expense when incurred.

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense was $6,000 in 2010 and $2,000 in 2009.

Shipping and handling costs

Shipping and handling costs incurred are expensed and recognized as part of product costs and commissions on the consolidated statements of operations. Such amounts aggregated $46,000 and $206,000 for the years ended December 31, 2010 and 2009 respectively.

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

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Discontinued Operations

The Company reclassifies material results of operations that have been disposed or classified as held for sale during the period and gains or losses on disposal of these operations to discontinued operations.  In the second quarter of 2009, the Board of Directors of the Company approved the sale of REZconnect.  As such, REZconnect operations have been presented as discontinued operations for all periods presented.  See Note 15 – “Discontinued Operations” for additional information.

Share-based compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718.  Share-based compensation expense for all share-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option, and such assumptions can materially affect the fair value estimate.  The fair value of Share-based payment awards was estimated using the Black-Scholes option pricing model.  The Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Share-based compensation for the year ended December 31, 2010 and 2009 was recorded in the consolidated statements of operations as a component of general and administrative expenses and totaled $287,000 and $1.6 million, respectively.

The fair value of share-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair value ranges as follows for years ended December 31, 2010, and 2009:

	2010	2009
Risk-free interest rate	1.48% to 1.87%	1.91% to 2.38%
Dividend yield	N/A	N/A
Expected volatility	117.2% to 119.4%	107.4% to 126.8%
Expected life in years	3.0 to 3.5	2.5 to 4.6

Net Loss Per Share

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B) during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B), plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the lapse of restrictions on restricted stock. These potentially dilutive securities were not included in the calculation of loss per common share for the year ended December 31, 2010 and 2009 due to the loss we incurred during such periods, as their inclusion would have been anti-dilutive.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of an aggregate of 11,618,358 shares as of December 31, 2010 and 17,888,026 shares as of December 31, 2009.  The potentially dilutive securities at December 31, 2010 consisted of stock options to purchase up to 5,953,196 shares of common stock, warrants to purchase up to 1,200,000 shares of common stock, and 4,465,162 shares of restricted stock that have been excluded from the calculation until the restrictions lapse.  The potentially dilutive securities at December 31, 2009 consisted of stock options to purchase up to 3,561,511 shares of common stock, warrants to purchase up to 3,558,783 shares of common stock, and 10,767,732 shares of restricted stock that have been excluded from the calculation until the restrictions lapse.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued amended guidance on the accounting for transfers of financial assets.  The amended guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor.  Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued amended guidance on the consolidation of variable interest entities which requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, the amended guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This amended guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance concerning multiple-deliverable arrangements which would enable vendors to account for products and services separately rather than as a combined unit.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company adopted this guidance in the first quarter of 2010 and the adoption had no impact on the financial position or results of operations as of or for the period ended December 31, 2010.

In October 2009, the FASB issued guidance amending the accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company adopted this guidance in the first quarter of 2010 and the adoption had no impact on the financial position or results of operations as of or for the period ended December 31, 2010.

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

The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.   The Company adopted the revised disclosure guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements as of and for the period ended December 31, 2010.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have a material effect on the Company’s consolidated financial statements upon adoption.

NOTE 4 - RESTRICTED CASH

Restricted cash as of December 31, 2010 and 2009 was $592,000 and $2.6 million, respectively, primarily representing reserves with the Company’s domestic credit card processors of $582,000 and $2.6 million, respectively, and $10,000 and $27,000, respectively, of reserves with an additional credit card processor used for the Company’s Canadian operations.

On March 23, 2009, the Company’s primary domestic credit card processor (the “processor”) increased the reserve requirement from 3% of the average rolling six-month transaction volume to a flat $3.0 million.  Subsequently on May 29, 2009, the processor agreed to discontinue withholding additional reserves once a $2.7 million balance was attained.  As of the end of the second quarter of 2009, the full amount of the $2.7 million reserve requirement was funded.  During the year ended December 31, 2010, the credit card processor released $2.0 million of restricted funds to the Company.

NOTE 5 - NOTES RECEIVABLE

The following is a summary of our notes receivable as of December 31, 2010, and 2009:

Dollars in thousands
	2010	2009

T12B, LLC (F/K/A WR Landing)	$475	$475
Deferred Gain - T12B, LLC	(97)	(97)
Prestige LLC	-	1,200
Zeiser Motors, Inc.	134	-
Reps	50	24
Less allowance for uncollectable notes	(50)	-
Less long term portion of note receivable	(30)	-
Balance, end of year	$482	$1,602

Reps

Included in notes receivable are notes issued to certain Reps that bear interest at rates that approximate current market interest rates and have terms of one year or less.  The terms of many of the Rep notes have been extended beyond the original terms.  The notes are primarily guaranteed by Sales Directors with at least 2,000 people or more in their organization, against future earnings of those Sales Directors.  As of December 31, 2010 and 2009, reserves of $50,000 and $0, respectively, have been recorded against the respective note balances of $50,000 and $0.

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

On January 20, 2010, the Company assigned the Prestige Promissory Note and real estate mortgage between the Company and Prestige to Normandy Corporation (“Normandy”) in connection with the execution of a $650,000 commercial promissory note with Normandy. On December 23, 2010, the Company paid the balance due in full to Normandy as part of the CCV1 closing transaction.  See Note 11.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On October 21, 2010, the Company executed a Contract to Accept Deed in Payment of Mortgage Debt (the “Prestige Contract”) with Prestige with respect to the Company’s former headquarters located at CCV1. Pursuant to the Prestige Contract, the Company agreed to cancel the Prestige Promissory Note and the indebtedness evidenced thereby and Prestige agreed to convey CCV1 to the Company.

Also, on October 21, 2010, the Company agreed to refinance its mortgage on CCV1 (the “Mortgage”) with Normandy Corporation. On January 20, 2010, as evidence of the Mortgage indebtedness, the Company executed a commercial promissory note (the “Original Normandy Note”) in favor of Normandy in the amount of $650,000 with a maturity date of September 15, 2010.  The Original Normandy Note bore interest at a rate of 14.5% per annum, payable in monthly installments of interest only beginning on February 16, 2010.  In connection with execution of the Original Normandy Note, the Company agreed to pay a loan fee to Normandy in the amount of $45,500, of which $3,250 was paid by the Company upon acceptance of the Original Normandy Note commitment letter, $9,750 was paid at closing and the remaining $32,500 was to be paid at maturity, along with the remaining unpaid principal amount on the Original Normandy Note and all accrued and unpaid interest thereon.

In the event of Default, as defined in the New Normandy Note, Normandy must provide to the Company a written notice of default.  If the default is not cured within 10 days from the date of the notice in respect of a monetary default, and within 20 days from the date of the notice in respect of a non-monetary default, the remaining unpaid principal, any accrued and effective June 15, 2010, the Company executed an amendment to the Prestige Promissory Note after its maturity extending this date to July 31, 2010 and effective July 29, 2010, executed a second amendment to the Prestige Promissory Note extending this date to August 13, 2010.  During the year ended December 31, 2010, the Company recorded a $375,000 reserve against the promissory note to reduce the balance to its estimated net realizable value.  The Company closed on the property with the buyer on December 23, 2010. As of December 31, 2010 and December 31, 2009, respectively, the balance of the Prestige Promissory Note was $0 and $1.2 million respectively.

TI2B, LLC (F/KA WR Landing)

Also included in notes receivable as of December 31, 2010 and 2009 is an interest bearing note received as proceeds for the sale of land on November 24, 2008.  The Company did not impute interest on the note as it was not material.  Principal under the note, collateralized by the related land sold, was due and payable March 24, 2009 (the “Maturity Date”).  The Company recorded a deferred gain in 2008 on the sale of land based upon the percentage of total profit to total sales value, and included the deferred gain as a reduction of the related note receivable. See Note 18– “Real Estate Sale.”  On May 6, 2009, the Company initiated foreclosure proceedings under the terms of the promissory note and mortgage.  On June 2, 2009, a notice of foreclosure was recorded against the land.

Under the terms of the note, interest at the rate of 1.5% per month shall accrue from the Maturity Date until fully paid.  Due to the uncertainty associated with the collection of interest, the Company wrote off the interest receivable of $45,000 as of December 31, 2009.

On November 3, 2009, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with a principal of the original buyer (the “New Buyer”) in which the New Buyer agreed to purchase the mortgage and related note from the Company.  A payment of $28,000 was paid upon execution of the Settlement Agreement, consisting of $25,000 in principal and $3,000 in interest, resulting in the recognition of $5,000 of the deferred gain.  The remaining principal amount of $475,000 will be paid upon sale or exchange of any parcel of the secured property or within sixty (60) days of the New Buyer receiving approval of the designation of an enterprise zone for the property.

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

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On April 22, 2010, in connection with the execution of an agreement to extend the December 31, 2009 principal payment under the Company’s note on its corporate headquarters to April 29, 2010 (the “Principal Payment Extension”), the Company assigned to FH Partners, Inc. (“FH Partners”) that certain Promissory Note made payable to the Company in the amount of $500,000 by WR Landing, LLC (the “WR Landing Note”), with a principal balance of $475,000 as of September 30, 2010, and all related documents securing and relating to the WR Landing Note to secure the headquarters note and the underlying agreements with FH Partners, including a certain mortgage dated November 24, 2008 securing the WR Landing Note (collectively, the “WR Landing Collateral Documents”).  The principal payment referred to above has not been made, however, the maturity date on the entire note and underlying agreements on the headquarters property with FH Partners was subsequently extended to August 31, 2010 and again to November 30, 2010.  The Principal Payment Extension provided that after April 30, 2010, FH Partners will be entitled to pursue all of its rights and remedies against the Company under or related to all security agreements, mortgages and other documents or instruments executed in connection with or securing the Company’s indebtedness to FH Partners, including pursuant to the Principal Payment Extension.  In addition, the Principal Payment Extension provided that FH Partners shall only be obligated to return the WR Landing Note to the Company and assign back to the Company all of the WR Landing Collateral Documents in the event the Company pays in full all of its outstanding indebtedness and obligations to FH Partners. See Note 11.

During the third quarter of 2010, a representative of the New Buyer, now known as T12B, LLC (“T12B”), their counsel, and the Company met to avoid foreclosure.  T12B agreed to bring their interest current and to make monthly interest payments from the proceeds from the sale of 1 acre of the 10 acres of land they purchased from the Company to convenience store operator.  The Company will release the lien on the 1 acre at the closing of the sale between T12B and the convenience store operator.

As of December 31, 2010 and 2009, the balance of the note is $475,000 and the balance of the offsetting deferred gain is $97,000 and $102,000, respectively.

Lease – Zeiser Motors

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

In connection with the execution of the Commercial Lease, on September 28, 2010, the Company agreed to loan the lessee $480,000 (the "Loan Payable"), representing a portion of the construction expenses for improvements made to the leased property.  Also on September 28, 2010, the lessee executed a Promissory Note (the "Note”) in favor of the Company in the principal amount of $480,000.  On November 15, 2010, an amended Note was executed to increase the Note to $550,000. The amount due under the Note bears interest at a rate of 6.0% annually and will be repaid with monthly installments of $9,219.79, beginning January 16, 2011, and on the 16th of each succeeding month thereafter, including the full balance of principal and interest thereon being due December 16, 2016.  The Note is secured by a lien on the improvements made to the Company’s property.  As of December 31, 2010 the Company had funded approximately $135,000 of the note and expects to fund the balance in the first quarter of 2011. Such amount was recorded on the consolidated balance sheet as of December 31, 2010 representing the partial funding of the loan.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 6 – INVENTORY, Net

Inventory, net of reserves, consists of the following materials available for sale to Reps as of December 31, 2010 and 2009:

Dollars in thousands	2010	2009

Apparel	$2	$18
Audio / video marketing	-	29
Nutrition	74	-
Printed marketing materials	12	78

Inventory, net	$88	$125

Inventory reserves were recorded at December 31, 2010 and 2009 at $118,000 and $1.0 million, respectively.

NOTE 7 – ASSETS HELD FOR SALE

During the fourth quarter of 2009, the Company made the decision to sell its corporate headquarters property in a proposed sale-leaseback transaction, selling the entire land and building and leasing back the portion of the land and building used in operations.  The Company recorded a pre-tax impairment loss of $3.9 million on the portion of the land and building not used in operations to write down the carrying value to its estimated realizable value less costs to sell of $5.2 million and reclassified it to assets held for sale on the Company’s consolidated balance sheet as of December 31, 2009 in the parent segment.  Not included in Assets held for sale is $509,000 related to land and $2.1 million of building improvements which we currently used in operating since the Company has the intention of leasing back more than a minor portion of the building.  During 2010, the Company obtained a new appraisal, as part of its efforts to refinance the mortgage held on the building. Based on this appraisal, the Company recorded an additional $944,000 pre-tax impairment loss during the year ended December 31, 2010.

During the second quarter of 2010, the Company made the decision to list and sell 19 acres of land adjacent to its corporate headquarters with a carrying value of $1.5 million and reclassified it to assets held for sale on the Company’s consolidated balance sheet as of December 31, 2010.  In addition, during the year ended December 31, 2010, the Company placed into service $104,000 of equipment previously included in assets held for sale as of December 31, 2009, and reclassified it to property and equipment, net on the Company’s consolidated balance sheet as of December 31, 2010.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consists of the following:

Dollars in thousands	2010	2009	Useful Life
Equipment	$2,048	$2,713	3 - 5 years
Furniture and fixtures	601	710	2 - 5 years
Capitalized software	3,137	3,163	3 - 5 years
Vehicles	-	64	5 years
Buildings and improvements	2,780	2,767	15 - 30 years
Land	769	2,311	15 - 30 years
Leasehold improvements	-	115	2 years
	9,335	11,843
Less: Accumulated depreciation	(5,914)	(5,411)

Property and equipment, net	$3,421	$6,432

Total depreciation and amortization expense on property and equipment was $1.7 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively.

During 2009, the Company recorded impairment charges of $564,000 of purchased software that was no longer used in operations.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS, NET

The following tables present the components of the Company’s intangible assets as of December 31, 2010 and 2009.

Dollars in thousands	2010				2009
		Accumulated				Accumulated
	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Amortized intangible assets (1)
Non-compete agreement	$-	$-	$-	$-	$360	$261	$99	$-
Site owner agreements	45	45	-	-	56	56	-	-
Vendor agreements	-	-	-	-	220	111	109	-
Total amortized intangible assets	45	45	-	-	636	428	208	-

Unamortized intangible assets
Trade and domain names	-	-	-	-	2,040	-	2,040	-
Total unamortized intangible assets	-	-	-	-	2,040	-	2,040	-
Total	$45	$45	$-	$-	$2,676	$428	$2,248	$-

(1) The estimated useful lives of non-compete agreements, Site Owner agreements and vendor agreements are seven years, one year and 10 years respectively.

The Company recorded aggregate amortization expense of $0 and $74,000 for the years ended December 31, 2010 and 2009, respectively.

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method.

Changes in the carrying amount of goodwill by segment during 2009 and 2010 are as follows:

Dollars in thousands	Marketing	Product	Parent	Total

Balance as of January 1, 2009	$2,529	$450	$-	$2,979
Impairment of Product goodwill	-	$(450)	-	(450)
Balance as of December 31, 2009	$2,529	$-	$-	$2,529

Balance as of December 31, 2010	$2,529	$-	$-	$2,529

Impairment Assessments

Goodwill

During the fourth quarters of 2010 and 2009, the Company completed the annual impairment test of goodwill.  The goodwill impairment test involves a two-step process as described in the “Summary of Significant Accounting Policies” in Note 3 above.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.

As part of our December 31, 2009 assessment, the Company identified the following reporting units:  Marketing, Product, ZamZuu (became operational in 2010 – launched in January 2010), and Parent.  The Company considered ZamZuu because costs were incurred during the fourth quarter of 2009 towards its development.  Prior to any assessed impairment, goodwill of $2.5 million and $450,000, respectively, resided in Marketing and Travel (synonymous with our operating segments as of December 31, 2009).  Marketing and Travel were the only units in existence in the year that the original goodwill was recorded.

As part of our December 31, 2010 assessment, the Company identified the following reporting units:  Marketing, Product, ZamZuu (became operational in 2010 – launched in January 2010), and Parent.  Prior to any assessed impairment, goodwill of $2.5 million resided in Marketing.  Marketing was the only unit in existence in the year that the original goodwill was recorded.

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

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company estimated the fair value of the reporting units using a discounted cash flow model (“DCF”) of the income approach.   The Company concluded that the use of only the discounted cash flow approach was appropriate due to the lack of suitable companies from which to develop a market multiples approach.  The DCF approach uses a reporting unit’s projection of estimated cash flows that is discounted using a weighted-average cost of capital reflecting current market conditions.  The projection uses management’s estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and capital expenditures.  Other significant estimates and assumptions include terminal value growth rates and changes in future working capital requirements.  The projections used in the discounted cash flow approach were based on the Company’s estimates of future results.

The fair values as determined by the discounted cash flows for the Marketing and Travel units were compared to the recorded book value of each reporting unit.  For Marketing, the fair value of equity attributable to that reporting unit exceeded the recorded book value.  Accordingly, Step 2 was not required and the recorded value of goodwill attributable to the Marketing unit was considered unimpaired.  The Company determined that the Travel unit had no calculated fair value.  Accordingly, the Company determined that Step 2 testing was not necessary as the goodwill of $450,000 attributable to the Travel unit was considered fully impaired and written off during the year ended December 31, 2009.

Intangible Assets

Definite-Lived Intangible Assets

Non-compete agreements.  The results of the cash flow analysis performed related to these agreements indicated that the agreements had no remaining value and the balance as of December 31, 2009 of $99,000 was considered impaired and written off.

Site owner agreements.  This asset is fully amortized as of December 31, 2010.  However, the Company determined that the prorate portion of the asset related to those site owners no longer with the Company should be written off.  Accordingly, a reduction in cost and related accumulated amortization of $16,000 and $634,000, respectively was recorded as of December 31, 2010 and 2009.

Vendor agreements.  Due to a change in the terms of these agreements and the Company’s forecasted revenues, the Company determined that any future benefit from these agreements was unlikely.  Accordingly, the remaining balance of $109,000 was considered impaired and written off at December 31, 2009.

Indefinite-Lived Intangible Assets

Trade and Domain Names.  Prior to any impairment, the Trade and Domain Name intangible resided in the Marketing unit.  During the fourth quarter of 2009, the Company was making plans to launch a new business model, ZamZuu, in early January 2010.  As part of that process, the legal entity, YTB Marketing, Inc. was renamed ZamZuu, Inc.  The trade and domain names associated with YTB Marketing, Inc. would no longer be used and therefore were considered worthless as of December 31, 2009. The Company concluded that based on the planned discontinuance of the YTB Marketing/yourtravelbiz.com trade and domain names effective the first part of January 2010, future cash flows generated by this asset, which would be $0, did not support its value.  In addition, due to negative publicity associated with these trade and domain names, the Company concluded that they would also have no value to market participants.  Accordingly, at December 31, 2009, the entire recorded value was written off by recording a $2.0 million impairment charge.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 10 - ACCRUED EXPENSES

Accrued expenses on the consolidated balance sheets consist of the following as of December 31, 2010 and 2009:

Dollars in thousands	2010	2009

Marketing commissions	$1,422	$1,874
Travel commissions	612	866
Severance	882	945
Other accrued expenses	1,278	1,479
	$4,194	$5,164

Sales Director Bonus Plan. The share-based Sales Director bonus plan (the “2007 Sales Director Bonus Plan”) is a bonus plan under which achievement-based unit awards are granted on a semi-annual basis to Sales Directors who excel in their performance on behalf of the Company and its wholly owned operating subsidiaries.  Awards are made in the form of company stock.  A bonus credit of $97,000 and $271,000, due to the forfeiture of previously issued awards, was included in marketing commission expense for the year ended December 31, 2010 and 2009.  Accrued marketing commissions under this plan as of December 31, 2010 and 2009 totaled $0 and $73,000, respectively.  See Note 12 – “Share-Based Payments” for additional information.

Benefit Plans. The Company maintains a 401(k) benefit plan for its United States employees.  Substantially all U.S. employees are eligible to elect coverage under the plan which provides for Company matching contributions based on employee contributions up to certain plan limits.  In addition, discretionary contributions are made by the Company and are dependent on the length of service of each employee.  The Company’s expense associated with the matching and discretionary components of the plan for the years ended December 31, 2010 and 2009 was $199,000 and $299,000, respectively, and is included in the accompanying consolidated statements of operations in general and administrative expense.

NOTE 11 - FINANCING ARRANGEMENTS

SHORT-TERM DEBT

Debt Related to Corporate Headquarters

On July 26, 2009, the $1.9 million balloon payment on the Company’s note on its corporate headquarters matured.  On September 29, 2009, the Company executed a Loan Modification, Renewal, and Extension Agreement (the “Loan Modification”) effective July 26, 2009, with FH Partners with respect to the Company’s corporate headquarters.  The Loan Modification renewed the note executed by the Company in connection with the loan, in the new amount of $1.9 million (the “FH Partners Note”) and extended the maturity of the FH Partners Note and loan to April 30, 2010.  The amount due under the FH Partners Note bears interest at a rate of 8% annually.  The Company paid a principal installment of $300,000 on September 30, 2009.  A second additional principal installment for $200,000, originally due and payable on December 31, 2009, was extended to January 31, 2010 then subsequently extended to April 29, 2010.  In connection with the April 29, 2010 payment extension that the Company entered into on April 22, 2010, the Company assigned to FH Partners a promissory note, mortgage and all related documents between the Company and WR Landing, LLC.  See Note 5 – “Notes Receivable”.

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

On September 22, 2010, after loan maturity, the Company executed a Second Amendment to the Loan Modification (the “Second Amendment”) which was effective September 1, 2010.  In consideration for the Second Amendment, the Company paid the sum of ten dollars to FH Partners.  The Second Amendment extended the maturity date of the Loan Modification and the FH Partners Note to November 30, 2010 and increased the interest rate on the unpaid principal balance on the FH Partners Note from eight percent per annum to ten percent per annum effective September 1, 2010.  In addition, the Company agreed to pay monthly principal payments of $50,000 in addition to the current monthly installment payments of $16,392 beginning September 30, 2010.  All other terms and provisions of the Loan Modification, as amended, and FH Partners Note remain unchanged. As of December 31, 2010, the Company had an outstanding balance due to FH Partners in the amount of $1,495,000.

On January 13, 2011, the Company received notification that the Company was in default under the terms of the promissory note and Mortgage with FH Partners LLC relating to the Company’s headquarters. See Note 2.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Other Debt

On January 20, 2010, the Company executed a commercial promissory note for general working capital with Normandy, an unaffiliated third party, in the amount of $650,000 with a maturity date of September 15, 2010 (the “Normandy Note”).  The Normandy Note bears interest at a rate of 14.5% per annum, payable in monthly installments of interest only beginning on February 16, 2010.  The total loan fee and miscellaneous closing costs for the Normandy Note, amortized to debt cost expense over the life of the note, is $66,000 of which $14,000 was paid in January 2010 upon acceptance of the commitment letter, $19,000 was paid upon acceptance of the amended commitment in October, 2010, and $33,000 was paid at closing on December 23, 2010.  Amortization of the debt issue costs for the twelve months ended December 31, 2010 is $68,000.

In connection with the execution of the Normandy Note and as evidenced by the assignment of promissory note dated January 20, 2010, the Company granted a security interest to Normandy in the Prestige Promissory Note dated December 16, 2008 related to CCV1, and payable to the Company in the amount of $1.2 million.  See Note 5 – “Notes Receivable.”  As additional security for the Normandy Note as evidenced by the assignment of mortgage dated January 20, 2010, the Company assigned to Normandy the real estate mortgage dated December 16, 2008 made by Prestige to secure repayment of the Prestige Promissory Note to the Company.  Effective June 15, 2010, with the approval of Normandy as required by the Normandy Note, the Company extended the date the full balance of the principal and any accrued interest is due until July 31, 2010 and effective July 29, 2010, the Company granted a second extension to August 13, 2010.  During the year ended December 31, 2010, the Company recorded a $375,000 reserve against the promissory note to reduce the balance to its estimated net realizable value of $825,000. The Company closed on the property with the buyer on December 23, 2010, and paid off the balance owed to Normandy in full at that time.

NOTE 12 - SHARE-BASED PAYMENTS

As of December 31, 2010, the Company had a share-based employee compensation plan, a share-based Sales Director bonus plan and a TSO Stock Purchase Plan (the “TSO SPP”).

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

On January 19, 2010, the Board granted non-qualified stock options to purchase shares of the Company’s Class A Common Stock to eligible employees at an exercise price equal to the closing market price of the Company’s Class A Common Stock (the “Grant”) on January 19, 2010 (the “Grant Date”) subject to the sufficient availability of shares under the 2004 Plan. In January 2010, the Company’s 2004 Plan had enough shares available to issue one-third of the approved award. On January 19, 2010, the Company’s eligible employees received a non-qualified stock option award equal to one-third of the Grant to purchase 1,338,683 shares of the Company’s Class A Common Stock to eligible employees of the Company, of which 197,677 shares were forfeited as of December 31, 2010. These stock options vest one year from the Grant Date and expire five years from the Grant Date. On April 22, 2010 (the “Second Award Date”), the Company’s eligible employees received a non-qualified stock option award equal to the remaining two-thirds of the Grant to purchase 2,677,366 shares of the Company’s Class A Common Stock to eligible employees of the Company, of which 395,354 shares were forfeited as of December 31, 2010. These stock options vest in two equal installments, the first of which vests two years from the Grant Date and the second of which vests three years from the Grant Date with all options expiring five years from the Grant Date.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company recognized $191,000 and $255,000 in compensation expense for all stock options issued under the 2004 Plan for the twelve months ended December 31, 2010 and 2009, respectively. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period. Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of December 31, 2010 and 2009 is $118,000 and $201,000 respectively.

Restricted Stock Awards

During 2007 and 2008,  the Company granted 344,752 shares of  Class A and 16,936 shares of Class B restricted stock to certain Sales Directors and members of the Board of Directors, of which 244,753 shares of Class A common stock and 16,936 shares of Class B common stock vested in 2009, and 100,000 shares of Class A common stock which vested in 2010.

On January 26, 2009 (the “Grant Date”), the Company’s Board of Directors approved the issuance of restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “2009 Replacement Awards”).  The Sales Directors were notified of the 2009 Replacement Awards on February 13, 2009 (the “Measurement Date”).  The 2009 Replacement Awards consisted of 1,235,846 shares of the Company’s Class A Common Stock and 2,015,328 of the Company’s Class B Common Stock of which 50% vested on the Grant Date and 50% will vest on the first anniversary of the Grant Date.  During 2009, 31,746 shares  of the Company’s Class A restricted stock and 347,179 of the Company’s Class B restricted stock were forfeited.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the Measurement Date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.

On June 15, 2009, the Company’s Board of Directors approved and granted the issuance of restricted stock awards to certain Sales Directors for their past commitment to the Company and for their future retention.  The awards consisted of 3,400,000 shares of the Company’s Class A Common Stock, of which 50% vested on the grant date and 50% will vest on January 1, 2010.  During 2009, 350,000 of the shares were forfeited after issuance. The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued and the actual number of shares forfeited as of December 31, 2009.

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

During 2010, approximately 110,000 shares of the Company’s Class A restricted stock and 212,000 shares of the Company’s Class B restricted stock were forfeited.  For the year ended December 31, 2010 and 2009, the Company recorded $95,800 and $1.4 million, respectively, as net compensation expense related to the amortization of the restricted stock awards issued under the 2004 Plan.   As of December 31, 2010 and 2009, there was approximately $112,000 and $190,000, respectively, of unrecognized compensation expense related to the 1,721,614 and 3,959,664 shares, respectively, of unvested restricted stock.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On June 7, 2010, the Board ratified an amendment to the Compensation Policy (the “Amended Compensation Policy”). that governs the compensation of the non-employee members of the Board. The policy was originally approved on April 25, 2008. Under the Amended Compensation Policy, the one-time restricted stock award granted upon election to the Board was changed to a restricted stock award of 40,000 shares instead of a restricted stock award valued at $40,000. In addition, the portion of the annual compensation equal to a restricted stock award valued at $30,000 was changed to a restricted stock award of 30,000 shares. All other terms of the Compensation Policy remain the same. The Amended Compensation Policy is effective for the 2010 annual compensation as awarded during the May 17th – May 30th window as stipulated in the Compensation Policy.

On May 28, 2010, the Board granted the 2010 annual Board of Directors restricted stock award under the Amended Compensation Policy to six members of the Board. Each award consisted of 30,000 shares of the Company’s Class A Common Stock and vests on the first anniversary of the grant date.

On December 31, 2008, a Board member forfeited 24,391 shares of restricted stock upon his resignation from the Board. On May 28, 2010, the Board granted this member a restricted stock award of 24,391 shares under the Amended Compensation Policy upon his re-election to the Board on March 2, 2010, which will vest on the first anniversary of the grant date. The Board approved the number of shares granted as equal to the number of shares forfeited in lieu of 40,000 shares under the Amended Compensation Policy.

On January 19, 2010, the Board granted restricted stock awards to certain Sales Directors in replacement of previously issued restricted stock and option awards (the “Replacement Awards”). The Replacement Awards consisted of 613,479 shares of the Company’s Class A Common Stock (306,743 shares of which were issued under the 2009 Replacement Awards) and 448,792 of the Company’s Class B Common Stock, both of which 50% vested on the grant date and 50% will vest on the first anniversary of the grant date.

The Company calculated the fair market value of the restricted stock grants awarded during the twelve months ended December 31, 2010 by using the share price of the Company’s Class A Common Stock on the respective grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. The Company recorded $96,000 and $1.4 million as net compensation expense related to the amortization of all restricted stock awards issued under the 2004 Plan for the twelve months ended December 31, 2010 and 2009, respectively. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period. As of December 31, 2010, there was $112,000 of unrecognized compensation expense related to the 1,721,614 shares of unvested restricted stock. The weighted average period over which the total unrecognized compensation expense related to these nonvested awards is expected to be recognized is 1.0 year.

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

The Company recorded an increase in accrued bonuses of $24,000 for the year ended December 31, 2010 and a reduction in accrued bonuses of $109,000 for the year ended December 31, 2009, and recorded related charges to additional paid in capital associated with the fair value amount related to the exercisable portion of the grants.  In addition, during 2010 and 2009, accrued bonuses and marketing commissions’ expense were reduced by $97,000 and $271,000, respectively, for actual forfeitures incurred during the year.  Included in other current liabilities on the consolidated balance sheet as of December 31, 2010 and 2009, respectively, are $0 and $73,000 of accrued bonuses that relate to the options that are exercisable in the future.

TSO Stock Purchase Plan

The TSO Stock Purchase Plan (the “TSO SPP”) was approved by the Company’s Board of Directors on January 26, 2009 and is administered by the Company’s Board of Directors or any committee appointed by the Board.  The TSO SPP authorizes the issuance of 7,500,000 shares of the Company’s Class A Common Stock and 7,500,000 shares of the Company’s Class B Common Stock and expires ten years from the date of approval.  The purpose of the TSO SPP is to attract, retain and motivate Subscribers of the Company and to assist them in acquiring a stock ownership interest in the Company so as to align their interests with those of the Company’s other stockholders.  Under the terms of the TSO SPP, eligible participants can purchase equity units for the defined purchase price on the last business day of each calendar month (each, an “Offering Date”).  Each equity unit is comprised of one share of the Company’s Class A Common Stock, one share of the Company’s Class B Common Stock, and one nonqualified stock option to purchase one share of Class A Common Stock and one share of Class B Common Stock.  The purchase price is defined as two times the closing price of the Company’s Class A Common Stock on the trading date previous to the relevant Offering Date.  The term of each option is ten years from the relevant Offering Date and the options vest at the rate of 20% on each of the first five anniversaries of the relevant Offering Date.

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

The expected average life represents the period of time that options granted are expected to be outstanding given consideration to vesting schedules, projected exercise behavior and projected forfeiture behavior. The expected dividend yield is based on historical information and management’s plan. Since the Company had sufficient historical data available, expected volatility is based on the Company’s historical volatility as measured for the expected term of the grant.

The Company recognized $16,100 and $8,000, respectively, as a reduction in revenues for equity unit options purchased under the TSO SPP for the year ended December 31, 2010 and 2009.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of December 31, 2010 and 2009 was $49,000 and $53,000, respectively.

During September 2009, management temporarily suspended the offer of sales of stock under the TSO SPP.  As of December 31, 2010, the plan remains suspended.

Option Summary.

The following table provides additional information with respect to the aggregate stock option plan activity during 2010 under the Company’s 2004 Plan, the 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	2,453,227	$0.85	$0.68	-	$-
Granted	1,948,312	0.13	0.09	-	-
Forfeited	(548,357)	0.76	0.77	-	-
Expired	(291,671)	0.57	0.77	-	-
Exercised	-	-	-	-	-
Options outstanding at January 1, 2010	3,561,511	$0.49	$0.33	5.69	$-
Granted	4,016,049	0.07	0.04	-	-
Forfeited	(1,483,149)	0.18	0.14	-	-
Expired	(141,215)	0.59	0.87	-	-
Exercised	-	-	-	-	-
Options outstanding at December 31, 2010	5,953,196	$0.28	$0.17	4.56	$-

Options exercisable at December 31, 2010	1,630,796	$0.65	$0.40	3.93	$-

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The weighted average grant date fair value of options granted during the years 2010 and 2009 was $0.04 and $0.09 respectively.  There were no options exercised during the year ended December 31, 2010.

A summary of stock options outstanding and exercisable as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
$0.07 - $1.00	5,053,196	4.51	$0.10	970,796	$0.18
$1.01 - $1.67	900,000	4.82	1.28	660,000	1.35
Total	5,953,196	4.56	$0.28	1,630,796	$0.65

One-Time Restricted Stock Award

Effective January 2, 2007, the Board of Directors of the Company approved a one-time restricted stock award of an aggregate of 28,950,027 shares (the “Award Shares”) of the Company’s common stock, par value $0.001 per share, to thirty Sales Director level Reps (each, a “Grantee”) who have made outstanding contributions to the growth and success of the Company and/or its wholly owned operating subsidiaries.

On January 2, 2008, 1,625,809 shares of Class A Common Stock and 3,251,618 shares of Class B Common Stock were issued, in the aggregate, to the Grantees upon the vesting of the second tranche of the Award Shares, representing an additional 16.9% of the Award Shares.

As of December 31, 2010 and 2009, the performance-related vesting conditions specified in the Restricted Stock Award Agreement were not met for all shares scheduled to vest on January 2, 2011 and 2010, respectively.  As such, the applicable shares were forfeited on January 2, 2011 and 2010. As of December 31, 2010, there was approximately $2.8 million of unrecognized compensation expense related to 2,743,548 shares scheduled to vest on January 2, 2011 which the Company will not recognize in 2011 because performance conditions are not expected to be met.

In an effort to maintain an incentive and to help promote retention, a one-time restricted stock grant to replace the forfeited shares was approved by the Board of Directors on January 19, 2010 (the “2010 Replacement Award”) and January 26, 2009 (the “2009 Replacement Award”).  See Stock Option and Restricted Stock Plan section for a discussion of the 2009 Replacement Awards.

Summary

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the one-time restricted stock award during the year ended December 31, 2010:

		Weighted
		average
	Restricted	grant-date
	shares	fair value
Non-vested at January 1, 2009	15,299,058	$1.05
Granted	8,451,173	0.20
Vested	(3,545,991)	0.29
Forfeited	(9,436,508)	0.94
Non-vested at January 1, 2010	10,767,732	$0.73
Granted	1,715,454	0.07
Vested	(3,623,261)	0.18
Forfeited	(4,394,763)	0.98
Non-vested at December 31, 2010	4,465,162	$0.68

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

As of December 31, 2010, there was approximately $2.95 million of unrecognized compensation expense related to the 4,465,162 shares of non-vested restricted stock under the Company’s 2004 Plan and the One-Time Restricted Stock Award, which includes $2.8 million of unrecognized compensation expense related to the 2,743,548 shares forfeited on January 2, 2011 due to the failure to meet performance-related conditions.  The Company expects to recognize the remaining $112,000 of total compensation expense not yet recognized related to the remaining non-vested awards over a weighted average period of 0.5 years.

Total compensation cost recognized in the consolidated statements of operations for all stock option and restricted stock plans for the years ended December 31, 2010 and 2009 was $206,000 and $1.4 million, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY

On January 26, 2009, the Company’s Board of Directors approved the TSO SPP.  On February 23, 2009, the Company filed a registration statement on Form S-8 relating to the TSO SPP, however, the plan did not become operational until April 2009.  Pursuant to the terms of the plan, the minimum investment is $1,000 to purchase equity units at a price equal to two times the closing price of the Company’s Class A Common Stock on the trading date previous to the Offering Date.  An equity unit consists of (a) one share of the Company’s Class A Common Stock, (b) one share of the Company’s Class B Common Stock, and (c) one nonqualified stock option.  Each stock option is exercisable to purchase one share of Class A Common Stock and one share of Class B Common Stock.  See Note 12 – “Share Based Payments” for further details.

During 2009, the Company issued 511,656 shares of Class A Common Stock and 511,656 shares of Class B Common Stock, with a combined fair value of $144,000, in conjunction with the sale of 511,656 equity units under the TSO SPP.  The Company recorded the $144,000 in proceeds from the sale of the equity units with a corresponding entry of $1,000 to Class A Common Stock, $1,000 to Class B Common Stock and $142,000 to additional paid-in capital.  The exchange of Class B to Class A shares totaled 1.1 million and 2.3 million shares for the years ended December 31, 2010 and 2009, respectively.

During 2009, 25,404 shares of common stock, with a fair value of $22,000, were surrendered by a sales director in repayment of a note receivable previously reserved by the Company.

During the years ended December 31, 2010 and 2009, the Company issued 1,763,366 and 1,411,748 shares of common stock, respectively with a fair value of $102,000 and $109,000, respectively to Michael Brent under the terms of the Employment Severance Agreement.  See Note 15 – “Discontinued Operations.”

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that ZamZuu utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives. During 2010 and 2009, the Company incurred an expense of $4,000 and $182,000, respectively, for these services.  Included in accounts payable on the consolidated balance sheet at December 31, 2010 and 2009, is $0 and $8,000, respectively, for amounts due by the Company for these services.

The Company leased approximately 5,000 square feet of office space (which served as part of the Company’s previous headquarters office) at the real property location at 600 Country Club View, Edwardsville, Illinois 62025 under a commercial lease agreement (the “Building Two Lease”), dated August 4, 2005, by and between Meridian Land Company, Inc. (“Meridian Land”), as lessor, and the Company, as lessee, which expired on October 31, 2010.

The Company’s rental expense under the Building Two Lease was approximately $8,000 per month, or $84,000 and $101,000 for the year ended December 31, 2010 and 2009, respectively.  A net deposit of $36,000 is included in other prepaid expenses and current assets in the consolidated balance sheet as of December 31, 2009 which the Company recognized as rent expense under the Building Two Lease during the year ended December 31, 2010.  In addition to monthly rental payments, the Company is responsible for reimbursement of insurance premiums and repairs and maintenance during the term of the Building Two Lease.  Insurance and repairs and maintenance expense for the years ended December 31, 2010 and 2009 were $2,000 and $11,000, respectively.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On August 17, 2007, the Company entered into a Commercial Lease Agreement (the “Magnolia Lease”), by and between Meridian Land, as lessor, and the Company, as lessee, covering the approximately 5,500 square feet premises located at #112 Magnolia Drive (Lot #9 Magnolia Commons), Glen Carbon, Illinois 62034 (the “Magnolia Leased Premises”). The Magnolia Leased Premises served as additional office space for the Company.  The Magnolia Lease had an initial term of 18 months, originally scheduled to commence on November 1, 2007 and expire on April 30, 2009.  Due to delays in construction being performed with respect to the Magnolia Leased Premises, the term of the Magnolia Lease was postponed such that it commenced on February 15, 2008 and extended until August 15, 2009. Rent under the Magnolia Lease was approximately $8,000 per month.  In addition to monthly rental payments, the Company was responsible for reimbursement of insurance premiums, repairs and maintenance, and real estate taxes assessed on the property on which the Magnolia Leased Premises was located during the term of the Magnolia Lease.  The Company was also responsible for all costs of maintaining any common areas (“CAM”) used by the Company in conjunction with the Magnolia Leased Premises.  The following is a summary of the costs incurred for the Magnolia Leased Premises for year ended December 31, 2009:

Rental expense	$59,000
Insurance / repairs / CAM	4,000
Real estate taxes	19,000
TOTAL	$82,000

Meridian Land is controlled by its principals, Timothy Kaiser, M.D. and Clay Winfield, each of whom were members of the Company’s board until June 16, 2009 and April 30, 2009, respectively.  Each of the transactions entered into by the Company with Meridian Land (including the Building Two Lease and the Magnolia Lease) was considered and approved by the independent members of the Board.

Pursuant to the terms of the development contract with Winfield Development for its new corporate headquarters in Wood River, Illinois (the “Contract”), the Company made aggregate payments of $449,000 during the year ended December 31, 2009.  The Contract was approved by the independent members of the Board.  Mr. Winfield, who was a member of the Board until April 30, 2009, controls Winfield Development.

For the year ended December 31, 2010 and 2009, the Company incurred an expense of $558,000 and $185,000 respectively, to J. Lloyd “Coach” Tomer, former Director and Chairman of the Board, for commissions earned as a Rep.  As of each of December 31, 2010 and December 31, 2009, $73,000 is included in accounts payable on the consolidated balance sheets and $401,000 and $424,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.  The Company also incurred an expense of  $2,000 and $6,000 in book royalty fees to Mr. Tomer for the year ended December 31, 2010 and 2009, respectively.   Book royalty fees of $0 were included in accounts payable in the consolidated balance sheet as of December 31, 2010 versus $1,000 in 2009.

For the year ended December 31, 2010 and 2009, the Company incurred an expense of $323,000 and $170,000, respectively, to J. Scott Tomer, Chairman of the Board, for commissions earned as a Rep.  As of each of December 31, 2010 and 2009, $8,000 is included in accounts payable on the consolidated balance sheets and $23,000 and $10,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.

For the year ended December 31, 2010 and 2009, the Company incurred an expense of $131,000 and $170,000, respectively, to J. Kim Sorensen, Vice Chairman of the Board, for commissions earned as a Rep.   As of each of December 31, 2010 and December 31, 2009, $43,000 are included in accounts payable on the consolidated balance sheets and $54,000 and $75,000, respectively, are included in accrued commissions for commissions due Mr. Sorensen.

For the year ended December 31, 2010 and 2009, the Company incurred an expense of $23,000 and $43,000, respectively, to Lou Brock, a member of the Board, for commissions earned as a Rep and a Subscriber.  In addition, the Company incurred an expense of $0 and $3,000, respectively, for insurance premiums paid to Mr. Brock for the year ended December 31, 2010 and 2009.  Included in accrued commissions on the consolidated balance sheets as of each of December 31, 2010 and December 31, 2009 are $2,000 and $2,000, respectively, for commissions due Mr. Brock.

During the year ended December 31, 2009 the Company incurred an expense of $27,000 in fees to Israeloff, Trattner & Co. for work performed by Andrew Wilder, a member of the Board until November 5, 2009.  Part of the fees that were paid in 2009 was $11,000 for 2008 services accrued on the balance sheet. The fees covered services performed by Mr. Wilder for expanded duties in his role as Audit Committee Chairman and a member of the Compensation Committee of the Board.  The independent members of the Board approved the fees.

During the year ended December 31, 2010, the Company incurred an expense of $1,000 in legal fees for work performed by Jack Humes, a member of the Board.  The fees covered services performed by Mr. Humes related to the corporate headquarters building asset held for sale.  Included in accounts payable at December 31, 2010 and 2009, is $1,000 and $2,000, respectively, for amounts due Mr. Humes.  The independent members of the Board approved the fees.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 15 – DISCONTINUED OPERATIONS

During the second quarter of 2009, the Company’s Board of Directors made a strategic decision to sell its wholly-owned subsidiary, REZconnect on June 30, 2009.  REZconnect was formerly included in the Company’s Travel segment.  The Board determined that the REZconnect business model, serving primarily brick and mortar travel agencies, was not compatible with our current and future plans.  As such, effective June 30, 2009, the Company entered into an Employment Severance Agreement (the “Employment Severance Agreement”) by and between REZconnect and Michael and Derek Brent (the “Brents”), Chief Executive Officer and President of REZconnect, respectively.  In connection with their separation from the Company, the Brents’ employment agreements were terminated, as more fully discussed in Note 19 – “Commitments and Contingencies”.

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

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The loss on disposition of the REZconnect subsidiary, net of tax, consists of the following for the years ended December 31, 2010 and 2009, respectively:

	Year ended December 31,
Dollars in thousands	2010	2009

Contract termination costs	$-	$2,634

Assets sold to purchaser, net of liabilities assumed	-	267

Proceeds	-	(275)

True-up of contract termination costs settled in stock	(16)	(34)

Non-cash accretion of contract termination liability	43	23

Loss on disposal, net of tax	$27	$2,615

The following table summarizes the net revenues and operating results for the REZconnect operations included in discontinued operations:

Dollars in thousands	2010	2009

Net revenues	$-	$869

Loss from operations before income tax provision	$-	$(463)

Income tax provision	-	(1)

Loss on disposal, net of tax	(27)	(2,615)

Loss from discontinued operations, net of tax	$(27)	$(3,079)

The following table summarizes the contract termination costs in the accrued exit cost liability for the REZconnect subsidiary:

Dollars in thousands	Fair Value beginning of year	Common stock settlements	Cash payments	Non-cash accretion	Fair Value end of year

2009	$2,634	$(145)	$(157)	$23	$2,355

2010	$2,355	$(118)	$(511)	$43	$1,769

In the Company’s consolidated balance sheet as of December 31, 2010 and 2009 the current portion of the $2.4 million liability balance is $627,000 and $624,000,respectively, and is included in other accrued expenses and the long-term portion is $1.1 million and $1.7 million, respectively,  and is included in other liabilities.

NOTE 16 - SEGMENT INFORMATION

In accordance with ASC (Accounting Standards Codification) 280, “Segment Reporting”, operating segments are the components for which separate and discrete financial information is available and used by management in making decisions on how we allocate resources and access performance.

The Company operates in the following two business segments: marketing of PDSs including the development of a sales network (“Marketing”); and sales of travel through PDSs (“Product”), formerly referred to as the Travel segment. The Company’s business segments operate primarily in the United States, but also have operations in Canada, Bermuda and the Bahamas and are structured for potential additional international growth.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

The following tables summarize the financial information concerning the Company's reportable segments.  Costs specifically identifiable to a particular segment are recorded accordingly.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.  The “Parent” column includes corporate items not specifically allocated to the segments.

Dollars in thousands
Year Ended December 31, 2010	Marketing	Product	Parent	Total

External and inter-segment revenue	$24,922	$11,470	$-	$36,392
Loss from continuing operations	(1,643)	(2,360)	-	(4,003)
Assets	5,030	787	9,837	15,654
Depreciation and amortization	1,358	300	-	1,658
Interest Expense	240	93	-	333
Capital expenditures	117	-	331	448

Year Ended December 31, 2009	Marketing	Product	Parent	Total

External and inter-segment revenue	$52,545	$14,776	$-	$67,321
Loss from continuing operations	(1,767)	(5,012)	-	(6,779)
Assets	8,395	899	12,322	21,616
Depreciation and amortization	2,054	619	-	2,673
Interest Expense	92	21	-	113
Capital expenditures	38	-	67	105

GEOGRAPHICAL FINANCIAL INFORMATION:

Net revenues for the years ended December 31, 2010 and 2009 consist of:

Dollars in thousands	2010	2009

United States	$35,572	$65,191
Canada	820	2,130
Total net revenues	$36,392	$67,321

All long-lived assets as of December 31, 2010 and 2009 were located in the United States.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
NOTE 17 - INCOME TAXES

The (benefit) provision for income taxes from continuing operations for the years ended December 31, 2010 and 2009 consists of the following:

Dollars in thousands	2010	2009

Current:
Federal	$-	$-
State and local	169	150
Foreign	(5)	(248)
Total current	164	(98)
Deferred:
Federal	-	(714)
State and local	-	(41)
Foreign	-	-
Total deferred	-	(755)
Total income tax provision	$164	$(853)

The deferred tax provision gives effect to the change in the valuation allowance of approximately $922,000 for the year ended December 31, 2010.

A reconciliation of income tax (benefit) provision from continuing operations for the years ended December 31, 2010 and 2009, with the amounts computed at the statutory federal rate, is as follows:

Dollars in thousands	2010	2009

Computed tax at federal statutory rate at 34%	$(1,314)	$(2,595)
Computed state tax net of federal benefit of 34%	104	104
Foreign taxes	(5)	(248)
Non-deductible meals and entertainment	8	37
Non-deductible write-down of goodwill	-	153
Write-off of deferred tax assets	400	-
Other, net	49	(50)
Change in valuation allowance	922	1,746

Total	$164	$(853)

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The effects of the differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

Dollars in thousands	2010	2009

Deferred tax assets
Allowance for doubtful accounts	$19	$41
Depreciation	99	211
Accrued severance	677	961
Accrued vacation	-	93
Accrued expenses	333	65
Interest receivable reserve	-	6
Capital losses	42	49
Accrued compensation	261	339
Impairment loss	2,007	1,658
Inventory reserve	44	380
Contributions carryover	14	12
Alternative minimum tax deposit	62	62
Share-based payments	492	888
Capital organizational costs	37	40
Foreign tax credit carryforward	-	5
Net operating loss carryforward	7,990	6,345
	12,077	11,155

Deferred tax liabilities	-	-

Net deferred tax asset
before valuation allowance	12,077	11,155

Less valuation allowance	(12,077)	(11,155)

Net deferred tax asset	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the last three years' history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

At December 31, 2010 and 2009 the Company had approximately $22.5 million and $18.0 million, respectively, of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2021 to 2030 for federal and state purposes. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership. Based upon a study that analyzed the Company's stock ownership activity from inception to December 31, 2010, a change of ownership was deemed to have occurred in 2005. This change of ownership created an annual limitation on the usage of the Company's losses which are available through 2025.

On December 31, 2010 and 2009, the Company had $200,000 and $1.4 million of unrecognized tax benefits, respectively.

The federal and state tax uncertainties identified as of December 31, 2010 and 2009, if recognized, would only reduce the deferred tax asset related to the Company’s net operating losses by approximately $0 and $1.2 million, respectively with a corresponding reduction to the valuation allowance.

Of the unrecognized tax liabilities at December 31, 2010 and 2009, $174,000 and $183,000, respectively, if recognized, would impact the Company’s effective income tax rate. For the year ended December 31, 2010 and 2009, taxes in the amount of $10,000 and $12,000 for unrecognized tax liabilities, respectively, were included in the tax provision.

The gross unrecognized tax benefits, excluding interest and penalties, consist of the following components:

	Unrecognized Tax Benefits
Dollars in thousands	Year Ended December 31,
	2010	2009

Balance at January 1,	$1,399	$1,402
Tax positions related to the current period:
Gross increases	11	12
Gross decreases	-	-
Tax positions related to prior periods:
Gross increases	-	-
Gross decreases	-	(15)
Settlements	-	-
Lapse of statute of limitations	(1,236)	-

Balance at December 31,	$174	$1,399

The Company does not expect any significant changes in the unrecognized tax benefits within the next twelve months.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. Accrued interest expense, net of payments related to tax uncertainties recognized for the years ended December 31, 2010 and 2009, was $2,000 and $4,000, respectively. Accrued interest of $22,000 and $20,000 related to income tax uncertainties was recognized as a component of other non-current income tax liabilities at December 31, 2010 and 2009, respectively.  No penalties have been recognized as of December 31, 2010 as management believes that any federal adjustments will be offset in full by net operating losses.  Management does not believe that state penalties will apply.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada and is subject to examination by the various taxing authorities.  The Company’s federal income tax returns for the tax years after 2006 remain subject to examination. The various states in which the Company is subject to income tax are open for various tax years after 2004.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 18 – REAL ESTATE SALE

On November 15, 2010, the Company entered into a real estate sales agreement (the “CCV1 Sales Agreement”), effective as of November 8, 2010 to sell real property and all equipment, furniture, fixtures and personal property located at CCV1. On December 23, 2010, the Company closed on the sale of CCV1 for a purchase price of $825,000 under the terms of the CCV1 Sales Agreement.  Subsequently, to coincide with the sale of CCV1, a payoff of the promissory note in favor of the Normandy Corporation with a principal amount of $685,000 that was to mature September 1, 2011 was completed.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

The Company leases certain office equipment under non-cancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2013.

Rental expense from continuing operations for all locations for the years ended December 31, 2010 and 2009 are $173,000 and $308,000, respectively.

Minimum future rental payments under non-cancelable operating leases as of December 31, 2010 are as follows:

Dollars in thousands
Office
Equipment

2011	$29
2012	22
2013	9

Total	$60

Purchase Commitments

As of December 31, 2010, the Company had outstanding purchase commitments for future goods and services of $402,000.

Future payments under these unconditional purchase obligations at December 31, 2010 are as follows:

Dollars in thousands

2011	$394
2012	4
2013	4

Total	$402

Severance and Contract Termination Cost Commitments

As of December 31, 2010 and 2009 the Company had outstanding severance commitments of $254,000 and $321,000, respectively.  As of December 31, 2010 and 2009 the Company had outstanding contract termination cost commitments of $1.8 million and $2.4 million, respectively.  As discussed in Note 15 – “Discontinued Operations,” the contract termination costs will be paid in cash and common stock of the Company.

Future cash payments under the severance and contract termination cost commitments for the year-ending December 31, 2011 are $414,000.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Termination of Employment Agreements

Employment Agreements with Michael Y. Brent and Derek J. Brent

Effective June 30, 2009, the Company entered into an Employment Severance Agreement by and between REZconnect, formerly a wholly-owned subsidiary of the Company, and the Brents.  In connection with their separation from the Company, the Brents’ employment agreements were terminated.  Under the original terms of their employment agreements, Michael Brent’s agreement was to terminate on December 31, 2012, and Derek Brent’s agreement was to terminate on December 31, 2009, with an automatic 5-year extension to December 31, 2014 if Derek Brent failed to give notice of non-renewal within 90 days of its original termination date.  The Company has determined the liability associated with the termination of these contracts to be $2.6 million and has recorded the cost in the second quarter of 2009 as a component of the loss on disposal of its former REZconnect subsidiary.  See Note 15 – “Discontinued Operations”.

Per the Employment Severance Agreement, the Brents are subject to confidentiality and two-year non-solicitation obligations.  Any dispute arising under the Employment Severance Agreement is subject to binding arbitration.

In addition, the Employment Severance Agreement provides for the following:  (i) termination of the Brents’ prior non-compete obligations; (ii) payments to Michael Brent of $60,000 annually until July 14, 2011; (iii) issuance of the Company’s common stock to Michael Brent, the number of shares to be determined based on the difference between what Michael Brent would have received under his former employment agreement and cash received pursuant to the Employment Severance Agreement from the period beginning July 1, 2009 and ending December 31, 2012; (iv) continuance of Michael Brent’s ownership rights and participation in the Company’s commission and bonus structure as an independent sales representative; (v) payments to Derek Brent of $254,400 annually, payments to be made in cash until June 30, 2011 and thereafter in the Company’s common stock until December 31, 2014; (vi) a lift on the contractual restrictions on the number of shares of the Company’s common stock that may be sold by the Brents; and (vii) indemnification of the Brents by the Company of any claims, losses and liabilities arising out of or in any way relating to the operations and business of the Company.  Amounts due Michael Brent under his ownership rights and participation in the Company’s commission and bonus structure as an independent sales representative as of December 31, 2009 and 2008 are $10,000 and $18,000, respectively, and are included in accrued expenses on the consolidated balance sheet.  See Note 15 – “Discontinued Operations”.

NOTE 20 – LEGAL PROCEEDINGS

California Attorney General Matter

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

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Stipulated Judgment provides, in part, for the following:

●
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

●	The YTB Parties are prohibited from issuing travel credentials in California and advertising or representing that travel discounts, other perks or tax write-offs are available by purchasing a website.

●
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

●
The YTB Parties have agreed to periodically provide the California Attorney General’s Office status reports and certain information regarding the YTB Parties’ Website Owners and Website Sellers and give access to all YTB Parties marketing materials, events, meetings, gatherings and presentations to ensure the YTB Parties are complying with the Stipulated Judgment and California law. In addition, the YTB Parties have agreed to seek the approval of the California Department of Corporations and make their best efforts to obtain approval from the California Department of Corporations to sell franchises on or before June 15, 2009. The registration application documents were timely submitted to the California Department of Corporations.

Finally, the YTB Parties agreed to pay a fine in the amount of $400,000, attorneys’ fees and costs in the amount of $475,000 to the California Attorney General and restitution to California residents in an amount not to exceed $125,000. In accordance with the terms of the settlement, the Company made payments totaling $1.0 million as of December 31, 2009.

Class-Action Matter

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

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards.  On July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  The Court granted their motions and a second amended complaint was filed on December 24, 2009.  On February 12, 2010, the Company filed motions to dismiss the amended consolidated complaint.  On April 19, 2010, the Court granted the Motion to Dismiss as to all the out-of-state plaintiffs.  As a result, there is only one remaining plaintiff who is a citizen of Illinois.  Consequently, the Court has requested further briefing on the issue of whether the Court retains jurisdiction to hear the matter when both plaintiffs and defendants are citizens of the same state.  The additional briefing was due on May 19, 2010.  On May 26, 2010, the Court dismissed the last remaining Plaintiffs.  Plaintiffs subsequently filed an appeal with the Seventh Circuit.  Oral argument for the appeal occurred on February 25, 2011. Additionally, on June 16, 2010, the Plaintiffs have filed a new class action complaint with substantially the same allegations in Illinois state court.  This state court complaint has been removed to Federal Court and motions to dismiss the suit are currently pending before the Court.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Illinois Attorney General Matter

On May 14, 2009, a civil action was filed against the Company, three of its subsidiaries and certain executive officers of the Company in the Superior Court of Illinois, Champaign County, by the Illinois Attorney General.  The complaint alleges that the defendants violated Illinois’ unfair competition and advertising laws.  The Company believes it has meritorious defenses to the claims.  The Illinois Attorney General has proposed resolving the suit short of litigation.  The Company is in the process of exchanging information with the Office of the Illinois Attorney General and exploring possible resolution alternatives.

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

As of December 31, 2010, the Company has accrued $150,000 for the settlement of this matter.

The Company accrues legal costs in the period in which expenses are incurred.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.

NOTE 21 - SUBSEQUENT EVENTS

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued.

Debt

On March 18, 2011 the Company entered into a transaction with Wood River Capital, LLC (“WRC”), a nonaffiliated third party, related to the property it uses as its headquarters building. At closing, WRC was transferred title in exchange for $2.8 million in cash and a non-interest bearing note payable of $4.3 million. At closing, the Company retired its debt owed to FH Partners of approximately $1.5 million including encumbrances on all pledged collateral in connection with the headquarters property and adjacent land. The Company will continue to occupy approximately 40,000 square feet of the building for payments due to WRC of $17,000 per annum in addition to a pro rated portion of real estate taxes, insurance, and maintenance. In addition as part of the transaction, lease and note payments due from Zeiser will be assigned to WRC.

The Company agreed to pay a fee as part of this transaction to an unrelated third party in the amount of $84,000. In addition to this fee, the Company has granted 13,575,000 warrants to purchase common stock to WRC with an exercise price of $0.032 exercisable any time until March 25, 2016. WRC also has the option to redeem the note for $2.7 million within 18 months of closing or for $3.2 million after eighteen months, but before thirty six months. If WRC redeems the note for a discounted amount, the Company will have the option to purchase the property for a purchase price of $6.6 million within a period of 12 months from the date that the note was redeemed.

As of March 4, 2011, shareholders had exchanged 38,362 shares of Class B Common Stock for the same amount of shares of Class A Stock compared to shares outstanding at December 31, 2010.

As of March 4, 2011, the Company issued 1,165,260 Class A shares with a fair value of $56,689 under the terms of an employment severance agreement compared to shares outstanding at December 31, 2010.