Form 10-Q
period 2011-03-31
YTB International, Inc.
filed 2011-05-13
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

As of May 6, 2011, there were 84,925,276 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 33,757,936 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Three months ended March 31, 2011

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets - March 31, 2011 (Unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) -Three months ended March 31, 2011 and 2010	5-6
	Notes To Condensed Consolidated Financial Statements (Unaudited)	7-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4.	Controls and Procedures.	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	[Removed and Reserved.]	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	29
Signatures		30

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
In thousands, except share and per share data	2011	2010
ASSETS
Current assets:
Cash	$738	$493
Restricted cash	590	592
Short-term investments	28	28
Accounts receivable	519	700
Notes receivable, net	200	482
Inventory, net	140	88
Prepaid marketing commissions and advances	342	791
Other prepaid expenses and current assets	454	419

Total current assets	3,011	3,593

Assets held for sale	1,542	6,071
Property and equipment, net (including assets subject to sales contract of $6.515 as of March 31, 2011	6,947	3,421
Goodwill	2,529	2,529
Notes receivable	3,715	30
Other assets	359	10

TOTAL ASSETS	$18,103	$15,654

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,484	$1,423
Accrued commissions	1,785	2,034
Accrued payroll and related expenses	647	430
Other accrued expenses	1,446	1,730
Deferred revenue	1,648	1,972
Short-term debt	-	1,495
Other current liabilities	1,362	1,488

Total current liabilities	8,372	10,572

Other long-term liabilities:
Other income tax liabilities	178	174
Finance obligation	6,515	-
Accrued severance	1,085	1,140

Total other long-term liabilities	7,778	1,314

TOTAL LIABILITIES	16,150	11,886
Commitments and Contingencies (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at
December 31, 2011 and 2010	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 84,112,704 and 81,812,521 shares issued and outstanding at March 31, 2011 and
December 31, 2010, respectively.	84	82
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 33,758,436 and
33,373,505 shares issued and outstanding at March 31, 2011 and December 31, 2010,
respectively; convertible into Class A shares on a one-for-one basis	34	34
Additional paid-in capital	41,723	41,233
Accumulated other comprehensive income	15	12
Accumulated deficit	(39,881)	(37,571)
Treasury stock, at cost, 25,404 shares at March 31,2011 and December 31, 2010	(22)	(22)

TOTAL STOCKHOLDERS' EQUITY	1,953	3,768

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,103	$15,654

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
In thousands, except share and per share data	2011	2010
NET REVENUES
Marketing site sales and monthly fees	$5,355	$6,949
Product sales and commissions	1,838	2,302
Other	78	34

Total net revenues	7,271	9,285

OPERATING EXPENSES
Marketing commissions	2,470	2,987
Product cost and commissions	1,214	1,308
Depreciation and amortization	266	456
Write-down of notes receivable	275	-
Asset impairment- long-lived assets	216	-
Loss on sale of assets	1,222	-
General and administrative	3,923	4,907

Total operating expenses	9,586	9,658

OPERATING LOSS	(2,315)	(373)

OTHER INCOME (EXPENSE)
Interest and dividend income	11	37
Interest expense	(42)	(67)
Foreign currency translation loss	(2)	-

Total other expense	(33)	(30)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(2,348)	(403)

INCOME TAX (BENEFIT) PROVISION	(48)	25

LOSS FROM CONTINUING OPERATIONS	(2,300)	(428)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS (NET OF TAX)	(10)	5

NET LOSS	$(2,310)	$(423)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A common stock and Class B shares common stock	116,799,011	113,014,900

Loss per share from continuing operations - basic and diluted*	$(0.02)	$(0.00)
Loss (income) per share from discontinued operations - basic and diluted*	$(0.00)	$0.00
Net loss per share - basic and diluted*	$(0.02)	$(0.00)

* Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
In thousands	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,310)	$(423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	266	456
Provision for/write-off of uncollectible notes and advances	275	-
Loss on sale of assets	758	-
Income from disposal of discontinued operations, net of tax	(10)	(5)
Impairment loss on property and equipment	218	-
(Recoveries of ) reserve against inventory	-	(14)
Write off of Deferred Gain	(97)	-
Reserve against (recoveries of) inventory	(17)	-
Bad debt provision reversal	-	(74)
Amortization of restricted stock	33	3
Stock option expense	16	63
Stock Based Compensation - costs associated with sale of assets	358	-
Compensation expense (credit)	3	(97)
Change in operating assets and liabilities:
Restricted cash-collateral provided by (used as) reserves for credit card processing	-	300
Restricted cash-Canadian operations	2	7
Accounts receivable, net	181	185
Notes receivable, net	132	21
Inventory	(35)	43
Prepaid marketing commissions and advances	449	48
Other prepaid expenses and current assets	(87)	(11)
Accounts payable	61	(249)
Accrued commissions	(249)	(415)
Other accrued expenses	(17)	(94)
Other current liabilities	(126)	19
Deferred Charges	(349)	-
Deferred revenue	(324)	(68)
Other income tax liabilities	48	4
NET CASH USED IN OPERATING ACTIVITIES	(821)	(301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(239)	(2)
Proceeds from sale of property and equipment	2,800	19
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,561	17

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	650
Principal repayments of debt	(1,495)	(7)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,495)	643

EFFECT OF EXCHANGE RATE ON CASH	-	4

NET DECREASE IN CASH	245	363
CASH BEGINNING OF PERIOD	493	678
CASH END OF PERIOD	$738	$1,041

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three months ended March 31,
In thousands	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$51	$62
Income taxes paid	1	10

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock option compensation	-	54
Shares issued in payment of severance liability	83	79
Shares issued for restricted stock grant	(1)	3
Conversion of Class B common stock shares to Class A common stock shares	-	1

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. (“YTB”, or the “Company”) has two wholly-owned subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc.) and its subsidiaries (collectively, “ZamZuu”); YTB Travel Network, Inc. and its subsidiaries (collectively, “YTB Travel”).  The Company, together with its subsidiaries, is hereafter collectively referred to as the “Company” unless noted otherwise.

The Company markets and provides internet-based travel-related services and is also a full-service provider of travel products and services to the leisure and small business traveler and offers other general products and services to the consumer.  Each of the two aforementioned operating subsidiaries was formed to divide the Company’s operations into two basic divisions.

ZamZuu offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors) for selling licenses to Brokers who then can give away e-commerce sites for free.  Reps sell broker licenses through a direct sales model and are compensated via a direct sales commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force.  ZamZuu e-commerce sites allow Subscribers to earn commissions on purchases made by Free Agents (as defined below) and consumers from the 710 affiliate stores and 21 featured stores.

The Company’s first business model was an Internet Travel Center (“ITC”) that sold for a one-time set-up fee of $449.95 and a monthly charge of $49.95.  This focused almost exclusively on travel.  In January 2010, the business model changed to include retail e-commerce with the launch of ZamZuu, which began selling the Product Distribution System (“PDS”).  The PDS had the same $49.95 monthly charge but the one-time set-up fee was reduced to $249.95.  In August of 2010, the Company stopped selling PDSs, eliminated the $249.95 set-up fee and began selling a license to Brokers for a monthly fee of $49.95, granting them the ability to give what was formerly the PDS to people (“Free Agents”) for free. The Brokers match the commissions earned by the Free Agents dollar for dollar.  In February 2011, the set-up fee for the Broker license changed to $99.95 with the opportunity for the Rep to earn bonuses on the sale of additional Broker licenses.

Collectively, everyone who purchased an ITC or PDS or pays a monthly fee for a license will be referred to as “Subscribers.”

YTB Travel provides customer access to online travel vendors within the personalized sites, as well as access to the same almost 710 affiliate and 21 featured stores within those sites that are located in the ZamZuu e-commerce sites.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers, as well as highly commissionable retail products with the launch of ZamZuu.

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

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 3 – LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2011, cash totaled $738,000.  Based on current cash flow forecasts of the Company’s short-term and long-term liquidity needs, management believes that the Company’s projected sources of liquidity will be sufficient to meet its projected liquidity needs for the next 12 months.  However, management cannot predict what the effect might be on the Company’s business from events that are beyond the Company’s control, such as the recent global credit and liquidity crisis.  Management will continue to assess the Company’s liquidity position and potential sources of supplemental liquidity in view of the Company’s operating performance, current economic and capital market conditions, and other relevant circumstances.  The Company does not have, but is pursuing the establishment of, a credit facility from which it may draw for its liquidity needs.

As shown in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations for the three months ended March 31, 2011 and 2010 of $2.3 million and $428,000, respectively.  In addition, recent economic conditions and other factors have led to a decrease in the number of active Subscribers in the Company.  The number of active Subscribers has declined for the quarter ended March 31, 2011 by a net of 2,729 to 30,978 from the 33,707 reported as of December 31, 2010. The number of Free Agents added since December 31, 2010 continues to grow with 94,933 at year-end and 35,359 added in the first quarter of 2011 for a total of 130,292.

The Company is addressing the net year-to-date decline in Subscribers and existing Broker retention with the following key initiatives:

●
The continuing effects of a sluggish economy have caused the Company to reevaluate its business model.  The Company believes that the elimination of all fees associated with the PDS will allow the Company to dramatically increase its customer base, thereby increasing sales which lead to increased commissions.  Free Agents earn half of the commission previously received through the PDS, with the other half being earned by the Broker who gave the PDS to them.  This allows Brokers to have multiple streams of income by having as many Free Agents as to whom they can give the PDS.

●
The Company’s commitment to training evidences itself in numerous forms.  Video, web-casts, email, conference calls, social media and live events form the basis of the Company’s training for Brokers, Free Agents and Reps.  The Company believes that this education has led to increased sales in the Featured Product category.  This group of products generates greater commissions to Free Agents, which correlate to greater commissions to the Brokers.

●
A new ZKit which features a sample of the Company’s product offerings was introduced in January, 2011. The ZKit contains samples of many of the Company’s products displayed along with 10 coupons per product, for discounts on future purchases, and generated revenue of $327,000 during the first three months of 2011.

●	The Company plans to continue to create marketing materials in support of the new products that were introduced at the 2010 National Convention to further enhance and diversify its revenue stream.

●
New product launches for sale of organic coffee, identity theft and child internet safety were launched or are in development to be launched in the second quarter for use by the Company’s Brokers in promoting the sale of products to the Free Agent base of customers.

The Company took steps during 2010 to reduce the level of expenditures for corporate operations by making payroll reductions of $4.0 million.  In addition to payroll reductions during 2010, the Company reduced its utilization of outside contract labor and consulting services by $637,000.  Additionally, the Company reduced professional fees by $730,000, primarily by switching service providers for the year 2010.  Finally, the Company reduced travel and meeting expenses by $317,000, as part of a Company-wide cost restructuring program during 2010.  Management believes these factors will contribute toward reducing the Company’s operating losses and working capital deficiency.  However, there can be no assurance that the Company will be successful in achieving its objectives.

On March 18, 2011, the Company entered into a commercial sales contract (the “Corporate Office Sales Contract”), with Wood River Capital, LLC (“WRC”), a non-affiliated third party, related to the Company’s Headquarters Property (the “Property”).  Pursuant to the Corporate Office Sales Contract, the Company agreed to sell to WRC the Property and all other tangible, intangible and mixed assets owned and used in the operation and maintenance of the Property for an aggregate purchase price of $7,100,000 (approximately $2,800,000 in cash and a non-recourse, interest-free, unsecured promissory note in the principal amount of $4,300,000. In connection with the transaction, the Company and WRC entered into certain documents and consummated certain transactions, more fully described in Note 4.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 4 – SALE OF ASSETS

As discussed in Note 4, on March 18, 2011, the Company entered into the Corporate Office Sales Contract with WRC, related to the Property.  Pursuant to the Corporate Office Sales Contract, the Company agreed to sell to WRC the Property and all other tangible, intangible and mixed assets owned and used in the operation and maintenance of the Property, including the lease agreement (the “Zeiser Lease”) between the Company and Zeiser Motors, Inc. (“Zeiser”) dated September 29, 2010, and the promissory note (the “Zeiser Note”) executed by Zeiser Automotive in favor of the Company in the principal amount of $550,000 (the “Purchased Assets”).  The Company agreed to assign all its right, title and interest to the Zeiser Lease and the Zeiser Note, and guaranty Zeiser’s performance thereunder at the closing of the sale (the “Closing”).  The Closing took place on March 25, 2011. The purchase price for the Purchased Assets was $7,100,000.  In exchange for the transfer to WRC of the Purchased Assets, WRC (i) paid the Company $2,790,000 in cash, and (ii) delivered to the Company a non-recourse, interest-free, unsecured promissory note (the “Wood River Note”) in favor of the Company, with a term of three years from the date of Closing, in the principal amount of $4,300,000.  Such note has been recorded at its present value of approximately $3,700,000 as of March 31, 2011.  In connection with the transaction, the Company also incurred costs relating to the sale of $203,000, which were paid in cash at the date of the closing.

Since the Company is retaining a continuing interest in the Property, the sale/leaseback is accounted for under the financing method in which the Company will continue to record and depreciate the related assets and defer the gain resulting from the sale portion of the transaction that would have otherwise been recognized at the date of the sale.  In accordance with certain requirements of the financing method, lease payments for the assets are recorded as a reduction in the finance obligation regarding to the transaction. The accounting of the sale/leaseback transaction under the financing method will continue until the Company’s continuing interest in the related assets ceases.

In connection with the transaction, the Company and WRC also entered into certain documents and consummated certain transactions, as discussed below.

Wood River Lease

On March 28, 2011, the Company entered into a commercial lease (the “Company Lease”) with WRC.  The initial term of the Company Lease commences on March 25, 2011 and terminates March 31, 2021.  Under the Company Lease, the Company agrees to lease 40,000 square feet (the “Leased Premises”) on a triple net basis for equal monthly installments of $1,385 per month for the first three years.  In the event the Company and/or Zeiser violate their lease (and/or the Zeiser Note) obligations, then effective immediately, the Company’s annual rent paid in monthly installments shall be at the rate of $8.00 per square foot for office space and $4.00 per square foot for unfinished/warehouse space for the remaining period of the initial three-year term of the Company Lease and thereafter the rent will increase annually on the basis of increase of the Consumer Price Index.

Wood River Note

Also on March 28, 2011, effective March 25, 2011, pursuant to the Corporate Office Sales Contract, WRC delivered to the Company the Wood River Note.  The Wood River Note provides that WRC’s obligations to pay or perform as provided in the Wood River Note will be deemed waived and/or performed and WRC will be relieved from further performance of any obligation in or relating to the Wood River Note if (i) the Company and/or Zeiser fails to pay timely three consecutive monthly rents (including tax and insurance escrow and installments pursuant to the Zeiser Note) due and owing pursuant to the Company Lease with WRC and/or the Zeiser Lease and the Zeiser Note during the term of the Wood River Note, including any extensions thereof, (ii) the Company and/or Zeiser fails to pay timely monthly rents (including tax and insurance escrow) pursuant to the terms of the Company Lease or the Zeiser Lease or installments due pursuant to the Zeiser Note for a cumulative period of three months during the term of the Wood River Note, including any extensions thereof, and/or (iii) the Company and/or Zeiser fails to perform any other obligation due and owing under the terms of their respective leases and/or the Zeiser Note where the cumulative cost or exposure to WRC is equal to or higher than $100,000 anytime during the term of the Wood River Note, including any extensions thereof.

WRC and/or its nominee may prepay and/or redeem the Wood River Note without any premium or penalty and be free from all obligations under the Wood River Note any time during the first 18 months from the date of Closing for a purchase price or payment of $2,700,000 or during the next 18 months but before the end of the 36th month from the date of Closing, for a purchase price or payment of $3,200,000.  If the Wood River Note is not paid off or redeemed by WRC within three years, the Company agrees to extend the Wood River Note for an additional 12-month period ending at end of day March 25, 2015, but thereafter, the Wood River Note shall be deemed paid in full by WRC.

If WRC pays off or redeems the Wood River Note pursuant to the above terms, the Company has the option to purchase the Purchased Assets for a purchase price of $6,600,000 within a period of 12 months from the date the Wood River Note was paid off or redeemed.  Until the Wood River Note is paid off or redeemed, the Company has the option to buy back the Purchased Assets for a cash purchase price of $3,900,000 and release and/or waiver of all payments due from and/or performance by WRC of the Wood River Note.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Assignment of Zeiser Lease and Zeiser Note

On March 28, 2011, the Company entered into an assignment and assumption of lease with WRC pursuant to which the Company assigned all of its interest in and to the Zeiser Lease to WRC.  Also on March 28, 2011, in connection with the execution of the corporate headquarters sale to WRC, the Company assigned the Zeiser note to WRC, receiving a discount on the lease rate equal to the amount that would have been received by the Company from Zeiser under the original terms of the agreement. As a result, the Company reclassified the Zeiser note as a deferred charge on its condensed consolidated balance sheet as of March 31, 2011, included as part of other prepaid expenses and current assets.  Such amount will be charged to expense over the initial term of the lease.

Termination of FH Partners Mortgage and Note

Also on March 28, 2011, the Company paid to FH Partners LLC, the unrelated third party that held the mortgage relating to the Property (the “FH Partners Mortgage”) prior to the Closing, $1,529,567 in full satisfaction of the Company’s obligations pursuant to the FH Partners Mortgage and the related promissory note.

Warrants

Also on March 28, 2011, the Company granted WRC an aggregate of 13,575,000 warrants to purchase Class A Common Shares at an exercise price of $0.032 per share at anytime until March 25, 2016. The fair value of the warrants issued was calculated using the Black-Scholes pricing model on the date of the grant, and aggregated $360,000.  Such amount was charged to expense on the date of the transaction and is included in the loss on sale of assets during the three months ended March 31, 2011.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of YTB, and its wholly-owned subsidiaries, ZamZuu and YTB Travel and their subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”).  All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.  These changes had no impact on previously reported net losses.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to, the determination of the estimated Subscriber life and average commissions per  enrollment which impacts revenue recognition and related marketing commissions/bonuses, sales incentive accruals, impairment of goodwill and indefinite lived intangibles, realization of deferred tax assets, the recoverability of capitalized software development costs and long-lived assets and assumptions used in share-based payment transactions.  Actual results could differ from those estimates.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Inventory

Inventories are stated at lower of cost or market and consist of marketing sales aids, other printed marketing materials and apparel.  Cost for all of the Company’s inventories is determined on a first-in, first-out (FIFO) basis.  At the end of each reporting period, when required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.  As of March 31, 2011 and December 31, 2010, the Company had finished goods inventory of $81,000 and $88,000, respectively, along with work in progress of $59,000 and $0, respectively.  As of March 31, 2011 and December 31, 2010, the Company had inventory reserves of $101,000 and $118,000, respectively, all related to finished goods inventory.

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

Share-based compensation for the three months ended March 31, 2011 and 2010 was recorded in the consolidated statements of operations as a component of general and administrative expenses and totaled $45,000 and $65,000, respectively.

The fair value of share-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair value ranges as follows for the three months ended March 31, 2011, and 2010:

	2011	2010
Risk-free interest rate	3.07%	1.48% to 1.87%
Dividend yield	N/A	N/A
Expected volatility	128.8%	117.2% to 119.4%
Expected life in years	3.0	3.0 to 3.5

Net Loss Per Share

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B) during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B), plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the lapse of restrictions on restricted stock. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2011 and 2010 due to the loss we incurred during such periods, as their inclusion would have been anti-dilutive.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of the following:

	March 31, 2011	March 31, 2010
Options	6,409,034	4,539,091
Warrants	14,775,000	3,558,783
Restricted Stock	978,783	4,922,967
	22,162,817	13,020,841

Recently Adopted Accounting Pronouncements

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 6 - NOTES RECEIVABLE

The following is a summary of notes receivable as of March 31, 2011 and December 31, 2010:

Short Term
Dollars in thousands	March 31,	December 31,
	2011	2010

T12B, LLC (F/K/A WR Landing)	$475	$475
Provision for T12B, LLC	(275)	-
Deferred Gain - T12B, LLC	-	(97)
Zeiser Motors	-	104
Reps	50	50
Less allowance for uncollectable notes	(50)	(50)
Balance, end of period	$200	$482

Long Term
Dollars in thousands	March 31,	December 31,
	2011	2010

Wood River Capital, LLC	$3,715	-
Zeiser Motors, Inc.	-	30
Balance, end of period	$3,715	$30

NOTE 7 – IMPAIRMENT OF LONG-LIVED ASSETS AND WRITE-DOWN OF NOTES RECEIVABLE

During the three months ended March 31, 2011, the Company recorded a charge of $275,000 relating to a write-down of a note receivable.  The Company received cash proceeds of $231,000 in May 2011, related to the settlement of this note receivable.

During the three months ended March 31, 2011, the Company recorded a charge of $216,000 related to an impairment of certain fixed assets.

NOTE 8 - SHARE-BASED PAYMENTS

As of March 31, 2011, the Company had a share-based employee compensation plan, a share-based Sales Director bonus plan and a TSO Stock Purchase Plan (the “TSO SPP”).

2004 Stock Option and Restricted Stock Plan.

Stock Options

The Company recognized $28,600 and $61,000 in compensation expense for all stock options issued under the 2004 Plan for the three months ended March 31, 2011 and 2010, respectively. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period. Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of March 31, 2011 and 2010 is $117,000 and $194,000, respectively.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Restricted Stock Awards

The Company calculated the fair market value of the restricted stock grants awarded during the three months ended March 31, 2011 by using the share price of the Company’s Class A Common Stock on the respective grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. The Company recorded $16,000 and $3,000 as net compensation expense related to the amortization of all restricted stock awards issued under the 2004 Plan for the three months ended March 31, 2011 and 2010, respectively. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period. During the three months ended March 31, 2011, the Company issued 302,507 shares of Class A Common Stock and 440,324 shares of Class B Common Stock. As of March 31, 2011, there was $96,000 of unrecognized compensation expense related to the 978,783 shares of unvested restricted stock. The total unrecognized compensation expense related to these nonvested awards is expected to be recognized over a period of 1.0 years based on the weighted average period.

TSO Stock Purchase Plan

The Company recognized $5,000 and $2,000, respectively, as a reduction in revenues for equity unit options purchased under the TSO SPP for the three months ended March 31, 2011 and 2010.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of March 31, 2011 and 2010 was $47,000 and $42,000, respectively.  There were 20,653 Class A and 20,653 Class B shares forfeited under the TSO SPP as of March 31, 2011.  There were 68,863 Class B and 68,863 Class B shares forfeited under the TSO SPP as of March 31, 2010.

Option Summary

The following table provides additional information with respect to the aggregate stock option plan activity during 2011 under the Company’s 2004 Plan, the 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	5,953,196	$0.28	$0.17	4.56	$-
Granted	895,000	0.04	0.03	-	-
Forfeited	(439,162)	0.08	0.05	-	-
Expired	-	-	-	-	-
Exercised	-	-	-	-	-
Options outstanding at March 31, 2011	6,409,034	$0.26	$0.16	4.41	$-

Options exercisable at March 31, 2011	2,723,210	$0.46	$0.28	3.85	$-

The weighted average grant date fair value of options granted during the three months ending March 31, 2011 and 2010 was $0.03 and $0.05, respectively.  There were no options exercised during the three months ended March 31, 2011.

A summary of stock options outstanding and exercisable as of March 31, 2011 is as follows:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
		Number	Remaining	Average	Number	Average
Range of Exercise Prices		Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
	$0.04 - $1.00	5,509,034	4.38	$0.09	1,943,210	$0.12
	$1.01 - $1.67	900,000	4.58	1.28	780,000	1.31
Total		6,409,034	4.41	$0.26	2,723,210	$0.46

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

One-Time Restricted Stock Award

On January 2, 2011, an aggregate of 2,743,548 restricted shares scheduled to vest were forfeited due to performance conditions not being met.

Summary

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the one-time restricted stock award during the three months ended March 31, 2011:

		Weighted
		average
	Restricted	grant-date
	shares	fair value
Non-vested at January 1, 2011	4,465,162	$0.68
Granted	-	-
Vested	(742,831)	-
Forfeited	(2,743,548)	1.03
Non-vested at March 31, 2011	978,783	$0.14

Total compensation cost recognized in the consolidated statements of operations for all stock option and restricted stock plans for the three months ended March 31, 2011 and 2010 was $50,000 and a net compensation credit of $31,000, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY

The exchange of Class B to Class A shares totaled 55,000 and 154,000 shares for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, the Company issued 1,942,283 and 1,198,032 shares of Common Stock, respectively with a fair value of $83,000 and $63,000, respectively to Michael Brent under the terms of the Employment Severance Agreement.  See Note 11 – “Discontinued Operations.”

NOTE 10 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that ZamZuu utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives. The Company incurred an expense of $12,000 and $2,000 during the three months ended March 31, 2011 and 2010, respectively, for these services.  Included in accounts payable on the consolidated balance sheet at March 31, 2011 and December 31, 2010, are $5,000 and $0, respectively, for amounts due by the Company for these services.

During the three months ended March 31, 2011 and 2010, the Company incurred an expense of $113,000 and $151,000, respectively, to J. Lloyd “Coach” Tomer, former Chairman of the Company’s Board of Directors, for commissions earned as a Rep.  As of March 31, 2011 and December 31, 2010, $73,000 was included in accounts payable on the condensed consolidated balance sheets and $403,000 and $401,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.  The Company also expended $0 and $1,000, respectively, in book royalty fees to Mr. Tomer during the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011 and 2010, the Company incurred an expense of $74,000 and $77,000, respectively, to J. Scott Tomer, Chairman of the Company’s Board of Directors, for commissions earned as a Rep.  As of March 31, 2011 and December 31, 2010, $8,000 is included in accounts payable on the condensed consolidated balance sheets and $22,000 and $23,000, respectively, are included in accrued commissions for commissions due Mr. Tomer.

During the three months ended March 31, 2011 and 2010, the Company incurred an expense of $21,000 and $31,000, respectively, to J. Kim Sorensen, Vice Chairman of the Company’s Board of Directors, for commissions earned as a Rep.  As of March 31, 2011 and December 31, 2010, $43,000 is included in accounts payable on the condensed consolidated balance sheets and $51,000 and $54,000, respectively, are included in accrued commissions for commissions due Mr. Sorensen.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

During the three months ended March 31, 2011 and 2010, the Company incurred an expense of $3,000 and $7,000, respectively, to Lou Brock, a member of the Company’s Board of Directors, for commissions earned as a Rep and a TSO.  Included in accrued commissions on the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 are $1,000 and $2,000, respectively, for commissions due Mr. Brock.

During the three months ended March 31, 2011 and 2010, the Company incurred $12,004 and $0, respectively, in legal fees to Sivia Business and Legal Services, P.C. and Humes Law Office for work performed by Jack Humes, a member of the Board.  Included in accounts payable at March 31, 2011 and December 31, 2010, is $1,000 and $1,000, respectively, for amounts due Sivia Business and Legal Services, P.C.  The independent members of the Board approved the fees which related to the corporate headquarters building asset sale.

NOTE 11 – DISCONTINUED OPERATIONS

The following table summarizes the net revenues and operating results for the REZconnect operations included in discontinued operations:

Dollars in thousands	2011	2010

Net revenues	$-	$-
Loss from operations before income tax provision	$-	$-
Income tax provision	-	-
Loss on disposal, net of tax	(10)	5
Loss from discontinued operations, net of tax	$(10)	$5

The following table summarizes the contract termination costs in the accrued exit cost liability for the REZconnect subsidiary:

Dollars in thousands	Fair Value December 31, 2010	Common stock settlements	Cash payments	Non-cash accretion	Fair Value at March 31, 2011

	$1,769	$(85)	$(73)	$10	$1,621

In the Company’s consolidated balance sheet as of March 31, 2011 and December 31, 2010 the current portion of the liability balance is $536,000 and $627,000, respectively, and is included in other accrued expenses and the long-term portion is $1.1 million and $1.1 million, respectively, and is included in other liabilities.

NOTE 12 - SEGMENT INFORMATION

In accordance with ASC (Accounting Standards Codification) 280, “Segment Reporting”, operating segments are the components for which separate and discrete financial information is available and used by management in making decisions on how we allocate resources and access performance.

The Company operates in the following two business segments: marketing of broker licenses including the development of a sales network (“Marketing”); and sales of travel through PDSs (“Product”), formerly referred to as the Travel segment. The Company’s business segments operate primarily in the United States, but also have operations in Canada, Bermuda and the Bahamas and are structured for potential additional international growth.

As previously discussed, the Company has sold its REZconnect subsidiary, formerly included in the Product segment, and as such, the results of these operations are presented as discontinued operations and are not included in the segment data presented.  Additionally, during the third quarter of 2010, the costs previously attributed to the Parent segment, were reclassified to the Marketing and Product segments in connection with enhancing the Company's reporting processes.  The Company has reflected the impact of these changes for all periods presented.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

In thousands

Three months ended March 31, 2011	Marketing	Product	Parent	Total
External and inter-segment revenue	$5,416	$1,855	$-	$7,271
Loss from continuing operations	(1,465)	(835)	-	(2,300)
Assets	4,456	722	12,925	18,103
Depreciation and amortization	236	30	-	266
Capital expenditures	-	-	239	239

Three months ended March 31, 2010	Marketing	Product	Parent	Total
External and inter-segment revenue	$6,963	$2,322	$-	$9,285
Loss from continuing operations	22	(450)	-	(428)
Assets (1)	5,030	787	9,837	15,654
Depreciation and amortization	394	62	-	456
Capital expenditures	-	-	2	2

(1) Segment totals represent assets as of December 31, 2010

NOTE 13 - INCOME TAXES

As of March 31, 2011 and December 31, 2010, the Company had approximately $200,000 respectively, of unrecognized tax benefits.  Of the unrecognized tax benefits at March 31, 2011, $117,000, if recognized, would impact the Company’s effective income tax rate.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leases certain office equipment under non-cancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2013.

Rental expense from continuing operations for all locations for the quarter ended March 31, 2011 and 2010 are $23,000 and $52,000, respectively.

Minimum future rental payments under non-cancelable operating leases as of March 31, 2011 are as follows:

Dollars in thousands
Lease
Obligations

2011	$40
2012	41
2013	25

Total	$106

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

NOTE 15 – LEGAL PROCEEDINGS

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

Illinois Attorney General Matter

On March 2, 2011, the Company, three of its subsidiaries and certain executive officers of the Company stipulated to a Proposed Final Judgment and Consent Decree, J. Lloyd Tomer and with the Illinois Attorney General related to the civil action filed against the defendants in the Superior Court of Illinois, Champaign County, in May 2009, alleging that the defendants violated Illinois’ unfair competition and advertising laws.  On April 7, 2011, the Champaign County Circuit Court entered the Final Judgment and consent decree (the “Stipulated Judgment”)  The Stipulated Judgment is not evidence of any wrongdoing or an admission on the part of the defendants and does not represent any findings by the court as to any matter of law or fact.

The Stipulated Judgment defines a "Website Owner" as a person who purchased a website from the defendants through which he or she may refer for sale, offer for sale, or sell travel or other goods and services. "Website Owner" includes, but is not limited to, any person who is or becomes a Referring Travel Agent, Affiliate, or Travel Agent. Pursuant to the Stipulated Judgment, a "Website Seller" is a person who sells the Website Owner opportunity, recruits others to purchase the Website Owner opportunity, or recruits others to sell the Website Owner opportunity. "Website Seller" includes, but is not limited to, any person who is or becomes an Independent Marketing Representative. The Stipulated Judgment defines "Website Distributor" as a person who gives websites to others at no cost to the Website Owner, also known as a Broker.

The Stipulated Judgment provides, in pertinent part, for the following:

●
The Company no longer sells websites. Pursuant to the terms of the Stipulated Judgment, if the defendants begin selling web sites again, they must comply with certain requirements outlined in the Stipulated Judgment.

●
If the defendants make representations regarding income, compensation or lifestyle enjoyed by a Website Owner or Website Distributor, the defendants must provide certain disclosures, including regarding recent Website Owner or Website Distributor, as the case may be, compensation.

●
The defendants must disclose clearly and conspicuously all terms and conditions associated with all products and services offered for sale on all of its websites, including, but not limited to, the cost of the products and services, all limitations on the stated cost, and all contract terms, including the terms and conditions of all continuity plans and automatic renewal provisions, and how to cancel continuity plans or other contracts.

YTB INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

●
The defendants will provide to the Illinois Attorney General's Office on a quarterly basis, within thirty days following the end of each calendar quarter, copies of all marketing, promotional and informational materials disseminated to consumers, potential customers, Reps, Website Owners and Website Distributors, and samples of all agreements between the defendants and Reps, Website Owners and Website Distributors.

●	The Company will pay civil restitution in the amount of $150,000. As of March 31, 2011, and December 31, 2010, the Company has included a charge for the settlement amount as part of accrued expenses.

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

NOTE 16 - SUBSEQUENT EVENTS

Effective May 1, 2011, YTB Worldwide Travel, Inc. (“YTB Worldwide”), an indirect, wholly owned subsidiary of YTB International, Inc., entered into a stock purchase agreement (the “Canada Sales Agreement”) with 7788509 Canada, Inc. (the “Buyer”).  Pursuant to the terms of the Canada Sales Agreement, YTB Worldwide agreed to sell its ownership interest in YTB Travel Network of Canada, ULC, d/b/a Sunrise Travel Service, a wholly owned subsidiary of YTB Worldwide (“Sunrise”).  The net assets of YTB Worldwide as of the date of the transaction were approximately $25,000.  In exchange for selling its ownership interest in YTB Worldwide to the Buyer, the Company will receive certain royalty amounts for each of its web site owners and business owners, and will continue to provide certain services to the Buyer.

As of May 6, 2011, shareholders had exchanged 500 shares of Class B Common Stock for the same amount of shares of Class A Common Stock compared to shares outstanding at March 31, 2011.

As of May 6, 2011, the Company issued 812,072 Class A shares with a fair value of $28,333 under the terms of an employment severance agreement compared to shares outstanding at March 31, 2011.

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued.

YTB INTERNATIONAL, INC.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders.  In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions.  Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors, risks and uncertainties can be found in Item 1A of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010 as may be updated from time to time in the Company’s filings with the SEC.

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

Overview

We are a leading marketer and provider of internet-based business solutions offering travel-related services, as well as shopping opportunities through 710 affiliate stores and 21 featured stores.  We operate through our two wholly-owned subsidiaries and their respective subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc., “ZamZuu”) and YTB Travel Network, Inc. (“YTB Travel”).

ZamZuu offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell broker licenses through a direct sales model and are compensated via a direct sales commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force. ZamZuu e-commerce sites allow Subscribers to shop and earn commissions on purchases made by Free Agents (as defined below) and consumers from the 710 affiliate stores and 21 featured stores.

Our first business model was an Internet Travel Center (“ITC”) that sold for a one-time set-up fee of $449.95 and a monthly charge of $49.95.  This focused almost exclusively on travel.  In January 2010, the business model changed to include retail e-commerce with the launch of ZamZuu, which began selling the Product Distribution System (“PDS”).  The PDS had the same $49.95 monthly charge but the one-time set-up fee was reduced to $249.95.  In August 2010, we stopped selling PDSs, eliminated the $249.95 set-up fee and began selling a license to Brokers for a monthly fee of $49.95, granting them the ability to give what was formerly the PDS to people (“Free Agents”)  for free. The Brokers match the commissions earned by the Free Agents dollar for dollar.  In February 2011, the set-up fee for the Broker license changed to $99.95 with the opportunity for the Rep to earn bonuses on the sale of additional Broker licenses.

Collectively, everyone who purchased an ITC or PDS or pays a monthly fee for a license will be referred to as “Subscribers.”

YTB INTERNATIONAL, INC.

YTB Travel provides customer access to online travel vendors within the personalized sites as well as access to the same 710 affiliate and 21 featured stores within those sites that are located on the ZamZuu e-commerce sites.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers, as well as highly commissionable retail products with the launch of ZamZuu.

The Company believes that the shift to the internet for shopping and for booking travel and our unique programs for our Subscribers place us in a valuable and unique position to provide an income stream for our Subscribers and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry and/or to shop online at 710 affiliate stores offering cash back as well as discounts.  The emerging market shift to the internet for shopping and travel services presents the opportunity for advancement of products and services by referral relationships.  Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty.  By contrast, each Subscriber develops personal relationships with his or her customers, who book travel or shop through the personalized sites, thereby creating a significant advantage for our sales force over the major online travel companies and online shopping sites.  Typically, the cost to book a trip through a Subscriber is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites.  The personalized sites provide access to more than 35 booking engines, including Neat Group, Travel (a subsidiary of Orbitz Worldwide) as of February 2011, Hotels.com, Apple Vacations, Collette Vacations, and others.  For shopping, customers receive cash back in the typical range of 3% to 7.5% and are eligible for all discounts offered by the online retailer.

In addition to our travel related products, we are very excited about the introduction of new highly commissionable retail products through our featured stores with the launch of ZamZuu.  We believe we are at the beginning of a paradigm shift as it pertains to retail shopping.  We believe we are designing the appropriate product mix, technology platforms and marketing programs to address this in the months and years to come.

Our revenues are comprised primarily of Broker license sales and monthly fees, commissions paid by travel providers, commissions on the sales of products through the ZamZuu network of online retail stores and direct sales of travel.  In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.”  Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on either the expected date of travel or the retail product date of purchase.  Overrides are recognized on an accrual basis based on prior year’s expense adjusted for current year volumes.

Commissions earned on affiliated stores are in the form of cash back to the customer making the purchases and a matching payment to the Subscribers with the rates in a range of 3% to 7.5% of the purchase.  Commissions earned on featured stores range up to 50%, with the Company earning the first 20% of the gross commission and the Subscriber and marketing organization sharing the remaining 80%.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages, and a nominal service fee for airline tickets when purchased from a consolidator..During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume of business.  YTB Travel expects that its average commission rate from online transaction revenues will increase due to a higher proportion of non-commodity product sales and an increase in higher profit negotiated preferred supplier contracts.  Each Subscriber pays a monthly web hosting fee of $49.95, and can earn transactional compensation from travel purchased from his or her ITC, PDS or personalized website in the range of 60% to 100% of the commission earned by YTB Travel.  There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

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

YTB INTERNATIONAL, INC.

Current State of the Company

The Company’s total net revenue for the three-month period ended March 31, 2011 decreased $2.0 million to $7.3 million compared to $9.3 million for the three-month period ended March 31, 2010.  The Company’s reported net results for the three-month period ended March 31, 2011 increased $2.0 million to a net loss of $2.3 million as compared to a net loss of $423,000 for the three-month period ended March 31, 2010.

We anticipate an increase in revenues in the short-term due to the addition of the $50.00 one-time set up fee implemented in February 2011.  However, due to new marketing initiatives, including, but not limited to, changes in the business model, we believe that revenues derived from monthly hosting fees, along with product sales to active Subscribers will continue to rise.  We believe that this business model will lead to a more stable environment than what the Company has experienced in the past, while still allowing for growth potential.

Although the active number of Subscribers has decreased during the three months ended March 31, 2010 by a net of 2,729, the active number of Free Agents increased by 35,359 during the first three months of 2011. We are addressing the net year-to-date decline in Subscribers and existing Broker retention issues with the following key initiatives:

The Company is addressing the net year-to-date decline in Subscribers and existing Broker retention with the following key initiatives:

●
The continuing effects of a sluggish economy have caused the Company to reevaluate its business model.  The Company believes that the elimination of all fees associated with the PDS will allow the Company to dramatically increase our customer base, thereby increasing sales which lead to increased commissions.  Free Agents earn half of the commission previously received through the PDS, with the other half being earned by the Broker who gave the PDS to them.  This allows Brokers to have multiple streams of income by having as many Free Agents as to whom they can give the PDS.

●
Our commitment to training evidences itself in numerous forms.  Video, web-casts, email, conference calls, social media and live events form the basis of the Company’s training for Brokers, Free Agents and Reps.  The Company believes that this education has led to increased sales in the Featured Product category.  This group of products generates greater commissions to our Free Agents, which correlate to greater commissions to the Brokers.

●
A new ZKit which features a sample of the Company’s product offerings was introduced in January, 2011. The ZKit contains samples of many of our products displayed along with 10 coupons per product, for discounts on future purchases, and generated revenue of $327,000 during the first three months of 2011.

●	The Company plans to continue to create marketing materials in support of the new products that were introduced at the 2010 National Convention to further enhance and diversify its revenue stream.

●
New product launches for sale of organic coffee, identity theft and child internet safety were launched or are in development to be launched in the second quarter for use by our Brokers in promoting the sale of products to the Free Agent base of customers.

We believe that our current cash will be sufficient to meet the anticipated cash needs of both our marketing segment and our product segment for the next 12 months.  See – “Liquidity and Capital Resources.”

YTB INTERNATIONAL, INC.

Current Subscriber Activity

The following tables set forth information concerning (i) the number of Subscribers that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three months ended March 31, 2011 and 2010, and (ii) the weighted average number of active Subscribers during each such period:

2011	Beginning Balance Active Subscribers	New Subscribers	Deactivations	Ending Balance Active Subscribers	Weighted Average Active Subscribers

Three months ended March 31, 2011	33,707	6,178	8,907	30,978	31,944

Three months ended March 31, 2010	41,174	3,419	8,106	36,487	37,591

The above figures represent the number of active Subscribers paying the Company a monthly fee of $49.95.  Prior to August 22, 2010, the Company sold these sites for an initial sign-up fee of $249.95 and $449.95.  During the three months ended March 31, 2010, the Company sold 563 subscriptions for a $449.95 initial sign-up fee.  Additionally, during the three months ended March 31, 2010 the Company sold 2,762 subscriptions at a rate of $249.95 and 94 subscriptions on a payment plan of $99.95 per month.  As explained in the Company overview, the Company switched its business model and sold a broker license which eliminated the initial sign-up fee.  In February 2011, the Company changed the broker license to include a processing fee of $50.00 in addition to the first monthly fee of $49.95.  During the quarter ended March 31, 2011 the Company sold 3,157 broker licenses for $49.95 and 3,021 for $99.95.

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

YTB INTERNATIONAL, INC.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

	Three months ended March 31,
In thousands	Marketing				Product				Total
	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Marketing site sales and monthly fees	$5,355	$6,949	$(1,594)	(22.9%)	$-	$-	$-	n/m *	$5,355	$6,949	$(1,594)	(22.9%)
Product sales and commissions	-	-	-	n/m *	1,838	2,302	(464)	(20.2%)	1,838	2,302	(464)	(20.2%)
Other	61	14	47	335.7%	17	20	(3)	(15.0%)	78	34	44	129.4%

Total net revenues	5,416	6,963	(1,547)	(22.2%)	1,855	2,322	(467)	(20.1%)	7,271	9,285	(2,014)	(21.7%)

OPERATING EXPENSES
Marketing commissions	2,470	2,987	(517)	(17.3%)	-	-	-	n/m *	2,470	2,987	(517)	(17.3%)
Product cost and commissions	-	-	-	n/m *	1,214	1,308	(94)	(7.2%)	1,214	1,308	(94)	(7.2%)
Depreciation and amortization	236	394	(158)	(40.1%)	30	62	(32)	(51.6%)	266	456	(190)	(41.7%)
Asset Impairment	395	-	395	n/m *	96	-	96	n/m *	491	-	491	n/m *
Loss on sale	984	-	984	n/m *	238	-	238	n/m *	1,222	-	1,222	n/m *
General and administrative	2,816	3,516	(700)	(19.9%)	1,107	1,391	(284)	(20.4%)	3,923	4,907	(984)	(20.1%)

Total operating expenses	6,901	6,897	4	0.1%	2,685	2,761	(76)	(2.8%)	9,586	9,658	(72)	(0.7%)

OPERATING INCOME (LOSS)	(1,485)	66	(1,551)	n/m *	(830)	(439)	(391)	89.1%	(2,315)	(373)	(1,942)	520.6%

OTHER INCOME (EXPENSE)	(24)	(25)	1	(4.0%)	(9)	(5)	(4)	80.0%	(33)	(30)	(3)	10.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(1,509)	41	(1,550)	n/m *	(839)	(444)	(395)	89.0%	(2,348)	(403)	(1,945)	482.6%

INCOME TAX PROVISION (BENEFIT)	(44)	19	(63)	(331.6%)	(4)	6	(10)	(166.7%)	(48)	25	(73)	(292.0%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,465)	22	(1,487)	n/m *	(835)	(450)	(385)	85.6%	(2,300)	(428)	(1,872)	437.4%

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(8)	4	(12)	(300.0%)	(2)	1	(3)	(300.0%)	(10)	5	(15)	(300.0%)

NET INCOME (LOSS)	$(1,473)	$26	$(1,499)	n/m *	$(837)	$(449)	$(388)	86.4%	$(2,310)	$(423)	$(1,887)	446.1%

Net Revenue

Marketing site sales and monthly fees.  Marketing site sales and monthly fees revenue is comprised of marketing site sales and monthly fees.  Marketing site sales and monthly fees decreased $1.6 million from $6.9 million in the first quarter of 2010 to $5.3 million for the same period of 2011.  All marketing site sales and monthly fees revenue is attributable to the Company’s marketing segment.

Marketing site sales decreased $768,000 from $1.2 million in the first quarter of 2010 to $466,000 for the same period of 2011.  The decline is largely due to the fact that the Company has decreased the amount of the initial sign up fee.  This is evidenced by the fact that the Company’s average amount of recognized revenue decreased from $354.44 in the first quarter of 2010 compared to $193.48 for the same period of 2011 per new sale.   The average number of sales for which we are able to recognize revenue increased to 1,831 in the first quarter of 2011 from 1,089 in the first quarter of 2010, which management believes is partially due to the reduction in the amount of the initial sign up fee.   The Company will continue to recognize revenues for the short-term due to the deferral of this revenue in the past.

Monthly fees decreased $826,000 from $5.7 million in the first quarter of 2010 to $4.9 million in the same period of 2011.  The decrease is in direct relation to the number of active paying Subscribers.  The weighted average of paying Subscribers per month decreased from 37, 591 in the first quarter of 2010 to 31,944 in the same quarter of 2011.  The Company’s plan to address this trend is discussed in Note 3.

Product sales and commissions.  Product sales and commission revenue is comprised of revenue from products sold through the ZamZuu network of e-commerce sites, along with travel commissions generated through the Company’s travel provider relationships.  Product revenue decreased $464,000 from $2.3 million in the first quarter of 2010 compared to $1.8 million for the same period of 2011.  All product revenue is attributable to the Company’s product segment.

The product sales and commissions revenue decrease is primarily due to a $599,000 reduction in travel commissions resulting from a decline in the number of customers utilizing us as their travel sale provider in 2011 compared to 2010.  Additionally, the Company experienced a $224,000 reduction in sales aids, which is related to the number of active subscribers.  The decline in active subscribers also attributed to a $45,000 reduction in training revenue.

YTB INTERNATIONAL, INC.

Beginning in August 2010, the Company began offering direct sale products to active Subscribers which generated revenue of $361,000 during the first quarter of 2011.  As a result of new offerings and increased marketing of these products, commissions from our affiliated featured stores increased $59,000 to $197,000 in the first quarter of 2011, compared to $138,000 for the same period of 2010.  We believe the increase in our featured stores and the continued introduction of new direct sale products will result in increased revenue in product sales and commissions.

Operating Expense

Marketing commissions.  Marketing commissions expense is comprised of commissions paid on initial sign up and recurring monthly fees.  Marketing commissions decreased $517,000 from $3.0 million in the first quarter of 2010, compared to $2.5 million for the same period of 2011.  All marketing commission expense is attributable to the marketing segment.

Commission expense related to new sales decreased $719,000 to $503,000 in the first quarter of 2011, compared to $1.2 million in the same period of 2010 directly related to the number of new Subscribers.  The primary reason for the drop in marketing commission expense is directly attributable to the decline in new sale revenue.  Additionally, the average amount of recognized expense for each new Subscriber decreased to $151.35 in the first quarter of 2011, compared to $268.14 for the same period of 2010 directly related to the decline in the average amount of revenue that the Company recorded on each sale.  The Company will continue to recognize expense on past new sales, due to the deferral of commission expense related to those sales where the revenue was also deferred.

Commission expense related to monthly fees decreased $181,000 to $1.5 million in the first quarter of 2011, compared to $1.7 million in the same period of 2010 directly related to the decline in the number of Subscribers.

Commission expense related to the $10K guarantee program increased $278,000 due to an additional accrual of $224,000 for Subscribers not earning the bonus in the first three months of 2010.

Product sales and commissions.  Product sales and commission expense is comprised of commissions paid for travel bookings and product sales sold through the ZamZuu network of online retail stores, as well as the cost of goods sold related to product sales.  Product sales and commission expense decreased $94,000 from $1.3 million in the first quarter of 2010 to $1.2 million in the same quarter for 2011.  The decrease of $317,000 is the commission paid for gross travel retail bookings which is driven by the number of customers utilizing us as their travel provider in 2011, as well as an overall decline in the volume of travel due to economic conditions. The decrease is offset by an increase of $251,000 for product costs that is directly related to the introduction of new product lines.  All product sales and commissions expense is attributable to the product segment.

Depreciation and amortization.  Depreciation and amortization expense decreased on a consolidated Company-wide basis $190,000 from $456,000 in the first quarter of 2010 to $266,000 for the same period in 2011.  The decrease is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s marketing segment is comprised mainly of computer hardware, software, and furniture.  It also consists of an allocable portion based on revenue of the Company’s headquarters building improvements.  The decrease of $158,000 from $394,000 in the first quarter of 2010 to $236,000 for the same quarter of 2011 is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s product segment is comprised mainly of software and an allocable portion, based on revenue, of the Company’s headquarters building improvements.  The decrease of $32,000 from $62,000 in the first quarter of 2010 to $30,000 for the same quarter of 2011 is attributable to assets being fully depreciated.

Asset Impairment.  Asset impairment increased on a consolidated Company-wide basis $491,000.  The increase of $275,000 is related to the write-off the value of the notes receivable of $475,000 to Wood River Landing.  The additional increase of $216,000 is related to writing down a piece of land to its appraisal value.

Asset impairment for the marketing and product segments are allocated based on revenue.

Loss on Sale.  The increase on a consolidated Company-wide basis of $1.2 million is the result of the loss on the sale of the building of $758,000 and $203,000 in debt costs associated with the sale.  Also included in the loss is $359,000 in stock warrants issued to the investing company that purchased the building and a decrease of $97,000 to reverse a deferred gain on the Wood River Landing note.

Loss on the sale for the marketing and product segments are allocated based on revenue.

YTB INTERNATIONAL, INC.

General and administrative. General and administrative expenses decreased on a consolidated Company-wide basis $984,000 to $3.9 million in the first quarter of 2011, compared to $4.9 million for the same period in 2010.  The Company succeeded in cost cutting initiatives to reduce overhead expenses.  The decrease is primarily the result of a decrease in salaries and related benefits of $564,000 resulting from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports.  The decrease in legal fees of $125,000 is primarily due to the consolidation of corporate legal advice in addition to a decline in legal expense related to ongoing litigation matters.  The decrease of $112,000 in website fees is due to a rate reduction for one vendor in 2011 and a one-time settlement expense in the first quarter of 2010 that was not repeated in 2011.  The decrease of $62,000 in insurance is mainly due to decrease in liability limits associated with specific policies in addition to a decline in the home office staff.  The decrease of $57,000 in contract labor is mainly due to the elimination of an administrative fee of $12,000 per month in the first quarter of 2011.  The decrease of merchant processing fees of $41,000 is due to a decrease in the number of transactions processed by the Company directly related to a reduction in gross sales.  Rent expense decreased $36,000 due to the elimination of leased property.  Sales and use tax expense decreased $29,000 due to a receivable recorded for overpayment of sales tax.  The decreased is partially offset by a bad debt increase of $75,000 due to a reversal of a bad debt reserve in the first quarter of 2010. Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.

General and administrative expenses for the marketing segment decreased $700,000 to $2.8 million in the first quarter of 2011, from $3.5 million for the same period of 2010. The decrease is mainly the result of the decrease of $783,000 for the corporate allocation for the allocable expenses of legal fees, contract labor, accounting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.  Merchant processing fees decreased $41,000 due to a decrease in the number of transactions processed by the Company that is related to the downturn in revenue.  Sales and use tax expense decreased $29,000 due to a receivable recorded for overpayment of sales tax. The decrease of $28,000 in website fees is due to rate reduction for one vendor in 2011. Legal settlement decreased $25,000 due to the reversal of an accrual in the fourth quarter of 2010. Salaries and related benefits increased $61,000 due to an allocation between the two segments. Travel expense increased $28,000 due to increase in travel for the Founder’s Tour.

General and administrative expenses for the product segment decreased $284,000 from $1.4 million in the first quarter 2010 to $1.1 million in the same quarter of 2011.  The corporate allocation decreased $173,000 for the allocable expenses of legal fees, contract labor, accounting fees, consulting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.   A decrease in salaries and related benefits of $120,000 resulting from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports and the allocation of salary expense.  The decrease of $84,000 in website fees is due to a one-time settlement expense in the first quarter of 2010 that was not repeated in 2011.  The decrease is offset by an increase of bad debt of $74,000 related to a reversal of a bad debt reserve in the first quarter of 2010.

Discontinued Operations

The results of the REZconnect subsidiary, formerly included in our Product segment, are classified as discontinued operations.

The Company recorded a net loss from discontinued operations in the first quarter of 2011 of $10,000, a decrease of $15,000 from the net income recorded in the first quarter of 2010 of $5,000.  This decrease in net loss is due to the disposal of the REZconnect subsidiary at the end of the second quarter of 2009.  See Note 12 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Liquidity

As of March 31, 2011, we had $738,000 in cash.  Based on our current cash flow forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months.  However, we cannot predict what the effect might be on our business from events that are beyond our control, such as the recent global credit and liquidity crisis.  Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.  We do not have, but are pursuing the establishment of a credit facility from which we may draw for our liquidity needs.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the first three months of 2011 and 2010 of $2.3 million and $428,000, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active Subscribers in the Company.  The number of active Subscribers has declined during the first three months of 2011 by a net of 2,729 to 30,978 as of March 31, 2011 from the 33,707 reported as of December 31, 2010.  However, for the three months ended March 31, 2011, the number of active Subscribers increased by a net of 35,359.

YTB INTERNATIONAL, INC.

In addition, we expended approximately $6,608 in legal defense costs during the first three months of 2011, compared to $20,315 during the same period of 2010.  Additional legal expenses will be incurred related to the class action suit filed in Madison County, Illinois, which the Company anticipates will be significantly lower than those in conjunction with the California and Illinois Attorney General suits.

Headquarters property.

On March 18, 2011, the Company entered into a commercial sales contract (the “Corporate Office Sales Contract”), with Wood River Capital, LLC (“WRC”), a non-affiliated third party, related to the Company’s Headquarters Property (the “Property”).  Pursuant to the Corporate Office Sales Contract, the Company agreed to sell to WRC the Property and all other tangible, intangible and mixed assets owned and used in the operation and maintenance of the Property, including the lease agreement (the “Zeiser Lease”) between the Company and Zeiser Motors, Inc. (“Zeiser”) dated September 29, 2010, and the promissory note (the “Zeiser Note”) executed by Zeiser Automotive in favor of the Company in the principal amount of $550,000 (the “Purchased Assets”).  The Company agreed to assign all its right, title and interest to the Zeiser Lease and the Zeiser Note, and guaranty Zeiser’s performance thereunder at the closing of the sale (the “Closing”).  The Closing took place on March 25, 2011. The purchase price for the Purchased Assets was $7,100,000.  In exchange for the transfer to WRC of the Purchased Assets, WRC (i) paid the Company $2,790,000 in cash, and (ii) delivered to the Company a non-recourse, interest-free, unsecured promissory note (the “Wood River Note”) in favor of the Company, with a term of three years from the date of Closing, in the principal amount of $4,300,000.  Such note has been recorded at its present value of approximately $3,700,000 as of March 31, 2011.  In connection with the transaction, the Company also incurred costs relating to the sale of $203,000, which were paid in cash at the date of the closing.

Since the Company is retaining a continuing interest in the Property, the sale/leaseback is accounted for under the financing method in which the Company will continue to record and depreciate the related assets and defer the gain resulting from the sale portion of the transaction that would have otherwise been recognized at the date of the sale.  In accordance with certain requirements of the financing method, lease payments for the assets are recorded as a reduction in the finance obligation regarding to the transaction. The accounting of the sale/leaseback transaction under the financing method will continue until the Company’s continuing interest in the related assets ceases.

In connection with the transaction, the Company and WRC also entered into certain documents and consummated certain transactions, as discussed below.

Wood River Lease

On March 28, 2011, the Company entered into a commercial lease (the “Company Lease”) with WRC.  The initial term of the Company Lease commences on March 25, 2011 and terminates March 31, 2021.  Under the Company Lease, the Company agrees to lease 40,000 square feet (the “Leased Premises”) on a triple net basis for equal monthly installments of $1,385 per month for the first three years.  In the event the Company and/or Zeiser violate their lease (and/or the Zeiser Note) obligations, then effective immediately, the Company’s annual rent paid in monthly installments shall be at the rate of $8.00 per square foot for office space and $4.00 per square foot for unfinished/warehouse space for the remaining period of the initial three-year term of the Company Lease and thereafter the rent will increase annually on the basis of increase of the Consumer Price Index.

Wood River Note

Also on March 28, 2011, effective March 25, 2011, pursuant to the Corporate Office Sales Contract, WRC delivered to the Company the Wood River Note.  The Wood River Note provides that WRC’s obligations to pay or perform as provided in the Wood River Note will be deemed waived and/or performed and WRC will be relieved from further performance of any obligation in or relating to the Wood River Note if (i) the Company and/or Zeiser fails to pay timely three consecutive monthly rents (including tax and insurance escrow and installments pursuant to the Zeiser Note) due and owing pursuant to the Company Lease with WRC and/or the Zeiser Lease and the Zeiser Note during the term of the Wood River Note, including any extensions thereof, (ii) the Company and/or Zeiser fails to pay timely monthly rents (including tax and insurance escrow) pursuant to the terms of the Company Lease or the Zeiser Lease or installments due pursuant to the Zeiser Note for a cumulative period of three months during the term of the Wood River Note, including any extensions thereof, and/or (iii) the Company and/or Zeiser fails to perform any other obligation due and owing under the terms of their respective leases and/or the Zeiser Note where the cumulative cost or exposure to WRC is equal to or higher than $100,000 anytime during the term of the Wood River Note, including any extensions thereof.

WRC and/or its nominee may prepay and/or redeem the Wood River Note without any premium or penalty and be free from all obligations under the Wood River Note any time during the first 18 months from the date of Closing for a purchase price or payment of $2,700,000 or during the next 18 months but before the end of the 36th month from the date of Closing, for a purchase price or payment of $3,200,000.  If the Wood River Note is not paid off or redeemed by WRC within three years, the Company agrees to extend the Wood River Note for an additional 12-month period ending at end of day March 25, 2015, but thereafter, the Wood River Note shall be deemed paid in full by WRC.

YTB INTERNATIONAL, INC.

If WRC pays off or redeems the Wood River Note pursuant to the above terms, the Company has the option to purchase the Purchased Assets for a purchase price of $6,600,000 within a period of 12 months from the date the Wood River Note was paid off or redeemed.  Until the Wood River Note is paid off or redeemed, the Company has the option to buy back the Purchased Assets for a cash purchase price of $3,900,000 and release and/or waiver of all payments due from and/or performance by WRC of the Wood River Note.

Assignment of Zeiser Lease and Zeiser Note

On March 28, 2011, the Company entered into an assignment and assumption of lease with WRC pursuant to which the Company assigned all of its interest in and to the Zeiser Lease to WRC.  Also on March 28, 2011, in connection with the execution of the corporate headquarters sale to WRC, the Company assigned the Zeiser note to WRC, receiving a discount on the lease rate equal to the amount that would have been received by the Company from Zeiser under the original terms of the agreement. As a result, the Company reclassified the Zeiser note as a deferred charge on its condensed consolidated balance sheet as of March 31, 2011, included as part of other prepaid expenses and current assets.  Such amount will be charged to expense over the initial term of the lease.

Termination of FH Partners Mortgage and Note

Also on March 28, 2011, the Company paid to FH Partners LLC, the unrelated third party that held the mortgage relating to the Property (the “FH Partners Mortgage”) prior to the Closing, $1,529,567 in full satisfaction of the Company’s obligations pursuant to the FH Partners Mortgage and the related promissory note.

Warrants

Also on March 28, 2011, the Company granted WRC an aggregate of 13,575,000 warrants to purchase Class A Common Shares at an exercise price of $0.032 per share at anytime until March 25, 2016. The fair value of the warrants issued was calculated using the Black-Scholes pricing model on the date of the grant, and aggregated $360,000.  Such amount was charged to expense on the date of the transaction and is included in the loss on sale of assets during the three months ended March 31, 2011.

Cash Flow Data

Cash flows generated from continuing operations is combined with cash flows generated from discontinued operations within operating activities, investing activities, and financing activities in our condensed consolidated statements of cash flows.  The following presents a summary of our cash flows for each of the three activities:

Cash Flows from Operating Activities

Net cash used in operating activities of our continuing operations in the first three months of 2011 was $821,000 compared to $301,000 in the first three months of 2010.

Cash Flows from Investing Activities

Net cash used in investing activities of our continuing operations was $2.6 million during the first three months of 2011 compared to $17,000 provided by investing activities of our continuing operations in the first three months of 2010.  This $2.5 million increase in cash provided was primarily related to the sale of the Company’s headquarters building.

Cash Flows from Financing Activities

Net cash used in financing activities of our continuing operations was $1.5 million for the first three months of 2011 compared to $643,000 in cash provided by in financing activities for the prior year period.  Net cash used in the first three months of 2011 of $1.5 million was the result of proceeds from the sale of the headquarters building to the Company offset by repayments of short-term debt of $1.5 million.  Net cash provided by financing activities during the first three months of 2010 related to the issuance of short-term debt offset by the repayment of the short-term debt on the Company’s current headquarters.

New Accounting Guidance

See Note 2 – “Basis of Presentation” to condensed consolidated financial statements for information regarding new accounting guidance.

YTB INTERNATIONAL, INC.

Application of Critical Accounting Policies

Our significant accounting policies are discussed in the notes to the condensed consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2010 that is filed with the SEC.  In most cases, the accounting policies utilized by us are the only ones permissible under U.S. generally accepted accounting principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect our results of operations and financial position, as well as the related footnote disclosures.  We base our estimates on historical experience and other assumptions that we believe are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of our Company are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Note 15 – “Legal Proceedings” to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q is incorporated herein by reference.

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

YTB INTERNATIONAL, INC.

Item 6.  Exhibits

4.1
Warrant dated March 25, 2011 issued by YTB International, Inc. to Wood River Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2011.

10.1	Commercial Sales Contract with Wood River Capital, LLC executed March 18, 2011.

10.2	Promissory Note in favor of the Company between the Company and Wood River Capital, LLC executed March 28, 2011.

10.3	Commercial Lease between the Company and Wood River Capital, LLC executed March 28, 2011.

10.4	Assignment and Assumption of Zeiser Motors, Inc. Lease between the Company and Wood River Capital, LLC executed March 28, 2011.

10.5	Assignment and Assumption of Zeiser Auto Group Promissory Note between the Company and Wood River Capital, LLC executed March 28, 2011.

10.6	Final Judgment and Consent Decree entered April 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2011.

10.7	Stock Purchase Agreement entered April 30, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2011.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Dated: May 13, 2011

/s/ Jeremy Hemann
Jeremy Hemann
Chief Financial Officer
Dated: May 13, 2011