Form 10-Q
period 2011-06-30
YTB International, Inc.
filed 2011-08-15
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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
Yes  ☐ No ☒

As of August 8, 2011, there were 94,382,508 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 33,481,485 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Six months ended June 30, 2011

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets - June 30, 2011 (Unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations (Unaudited) - Three months ended June 30, 2011 and 2010	4
	Condensed Consolidated Statements of Operations (Unaudited) - Six months ended June 30, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) -Six months ended June 30, 2011 and 2010	6-7
	Notes To Condensed Consolidated Financial Statements (Unaudited)	8-20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33
Item 4.	Controls and Procedures.	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	34
Item 1A.	Risk Factors.	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34
Item 3.	Defaults Upon Senior Securities.	34
Item 4.	[Removed and Reserved.]	34
Item 5.	Other Information.	34
Item 6.	Exhibits.	34
Signatures		35

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
In thousands, except share and per share data	2011	2010
ASSETS
Current assets:
Cash	$662	$493
Restricted cash	289	592
Short-term investments	28	28
Accounts receivable	588	700
Notes receivable, net	-	482
Inventory, net	100	88
Prepaid marketing commissions and advances	121	791
Other prepaid expenses and current assets	510	419

Total current assets	2,298	3,593

Assets held for sale	1,542	6,071
Property and equipment, net (including assets subject to sales contract of $6,515 as of June 30, 2011)	6,777	3,421
Goodwill	2,529	2,529
Notes receivable	3,748	30
Other assets	316	10

TOTAL ASSETS	$17,210	$15,654

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,450	$1,423
Accrued commissions	1,605	2,034
Accrued payroll and related expenses	434	430
Other accrued expenses	989	1,730
Deferred revenue	1,517	1,972
Short-term debt	-	1,495
Other current liabilities	1,528	1,488

Total current liabilities	7,523	10,572

Other long-term liabilities:
Other income tax liabilities	182	174
Finance obligation	6,471	-
Accrued severance	1,029	1,140

Total other long-term liabilities	7,682	1,314

TOTAL LIABILITIES	15,205	11,886
Commitments and Contingencies (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at
December 31, 2011 and 2010	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 93,855,419 and 81,812,521 shares issued and outstanding at June 30, 2011 and
December 31, 2010, respectively.	94	82
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 33,530,458 and
33,373,505 shares issued and outstanding at June 30, 2011 and December 31, 2010,
respectively; convertible into Class A shares on a one-for-one basis	34	34
Additional paid-in capital	42,122	41,233
Accumulated other comprehensive income	15	12
Accumulated deficit	(40,238)	(37,571)
Treasury stock, at cost, 25,404 shares at June 30,2011 and December 31, 2010	(22)	(22)

TOTAL STOCKHOLDERS' EQUITY	2,005	3,768

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,210	$15,654

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
In thousands, except share and per share data	2011	2010
NET REVENUES
Marketing site sales and monthly fees	$4,538	$5,889
Product sales and commissions	2,404	2,909
Other	74	31

Total net revenues	7,016	8,829

OPERATING EXPENSES
Marketing commissions	1,925	2,454
Product cost and commissions	1,753	2,074
Depreciation and amortization	174	434
General and administrative	3,492	4,266

Total operating expenses	7,344	9,228

OPERATING LOSS	(328)	(399)

OTHER INCOME (EXPENSE)
Interest and dividend income	32	34
Interest expense	-	(73)
Foreign currency translation loss	(2)	(5)

Total other expense	30	(44)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(298)	(443)

INCOME TAX PROVISION	49	26

LOSS FROM CONTINUING OPERATIONS	(347)	(469)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(9)	(11)

NET LOSS	$(356)	$(480)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A common stock and Class B shares common stock	119,399,776	114,133,504

Loss per share from continuing operations - basic and diluted*	$(0.00)	$(0.00)
Loss (income) per share from discontinued operations - basic and diluted*	$0.00	$(0.00)
Net loss per share - basic and diluted*	$(0.00)	$(0.00)

* Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,
In thousands, except share and per share data	2011	2010
NET REVENUES
Marketing site sales and monthly fees	$9,893	$12,838
Product sales and commissions	4,242	5,211
Other	152	65

Total net revenues	14,287	18,114

OPERATING EXPENSES
Marketing commissions	4,395	5,441
Product cost and commissions	2,967	3,382
Depreciation and amortization	440	890
Write-down of notes receivable	275	-
Asset impairment - long-lived assets	216	-
Loss on sale on assets	1,222	(2)
General and administrative	7,415	9,173

Total operating expenses	16,930	18,884

OPERATING LOSS	(2,643)	(770)

OTHER INCOME (EXPENSE)
Interest and dividend income	43	71
Interest expense	(42)	(140)
Foreign currency translation loss	(4)	(5)

Total other expense	(3)	(74)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(2,646)	(844)

INCOME TAX PROVISION	1	53

LOSS FROM CONTINUING OPERATIONS	(2,647)	(897)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(19)	(6)

NET LOSS	$(2,666)	$(903)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A common stock and Class B shares common stock	118,112,398	113,577,292

Loss per share from continuing operations - basic and diluted*	$(0.02)	$(0.01)
Loss (income) per share from discontinued operations - basic and diluted*	$0.00	$(0.00)
Net loss per share - basic and diluted*	$(0.02)	$(0.01)

* Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
In thousands	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,666)	$(903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	440	890
Provision for/write-off of uncollectible notes and advances	290	-
(Gain) loss on sale of assets	758	(1)
Income from disposal of discontinued operations, net of tax	-	6
Impairment loss on property and equipment	216	-
(Recoveries of ) reserve against inventory	(17)	33
Write off of Deferred Gain	(97)	-
Amortization of debt issue costs	-	32
Bad debt provision reversal	-	(74)
Interest income on notes receivable	(33)	-
Shares issued for services	264	-
Shares issued as payment for severence liability	166	-
Stock Based Compensation - costs associated with sale of assets	359	-
Amortization of restricted stock	37	47
Stock option expense	64	124
Stock compensation credit	-	(97)
Change in operating assets and liabilities:
Restricted cash-collateral provided by (used as) reserves for credit card processing	300	1,600
Restricted cash-Canadian operations	3	13
Accounts receivable	112	73
Notes receivable	334	(28)
Inventory	5	48
Prepaid marketing commissions and advances	655	(8)
Other prepaid expenses and current assets	(91)	(105)
Other assets	(292)	34
Accounts payable	28	(537)
Accrued commissions	(429)	(372)
Other accrued expenses	(848)	(482)
Other current liabilities	40	37
Deferred charges	(44)	-
Deferred revenue	(455)	191
Other income tax liabilities	8	(2)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(893)	519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(243)	(2)
Proceeds from sale of property and equipment	2,800	22
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,557	20

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	650
Payment of debt issue costs	-	(31)
Principal repayments of debt	(1,495)	(27)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,495)	592

EFFECT OF EXCHANGE RATE ON CASH	-	(2)

NET DECREASE IN CASH	169	1,129
CASH BEGINNING OF PERIOD	493	678
CASH END OF PERIOD	$662	$1,807

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended June 30,
In thousands	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$42	$118
Income taxes paid	-	66

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of property and equipment to assets held for sale	$-	$1,438
Stock option compensation	-	43
Shares issued in payment of severance liability	166	79
Shares issued for restricted stock grant	(1)	4
Conversion of Class B common stock shares to Class A common stock shares	-	1

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

ZamZuu offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors) for selling licenses to Brokers who then can give away e-commerce sites for free.  Reps sell broker licenses through a direct sales model and are compensated via a direct sales commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force.  ZamZuu e-commerce sites allow Subscribers to earn commissions on purchases made by Free Agents (as defined below) and consumers from the 790 affiliate stores and 22 featured stores.

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

YTB Travel provides customer access to online travel vendors within the personalized sites, as well as access to the same almost 790 affiliate and 22 featured stores within those sites that are located in the ZamZuu e-commerce sites.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers, as well as highly commissionable retail products with the launch of ZamZuu.

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

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3 – LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2011, cash totaled $662,000.  Based on current cash flow forecasts of the Company’s short-term and long-term liquidity needs, management believes that the Company’s projected sources of liquidity will be sufficient to meet its projected liquidity needs for the next 12 months.  However, management cannot predict what the effect might be on the Company’s business from events that are beyond the Company’s control, such as the recent global credit and liquidity crisis.  Management will continue to assess the Company’s liquidity position and potential sources of supplemental liquidity in view of the Company’s operating performance, current economic and capital market conditions, and other relevant circumstances.  The Company does not have, but is pursuing the establishment of, a credit facility from which it may draw for its liquidity needs. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and further reduce overhead until sufficient additional capital is raised. There can be no assurance that such a plan will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the six months ended June 30, 2011 and 2010 of $2.7 million and $897,000 respectively.   In addition, recent economic conditions and other factors have led to a decrease in the number of active Subscribers in the Company.  The number of active Subscribers has declined during the six months ended June 30, 2011 by a net of 8,040 to 25,667 from 33,707 as of December 31, 2010. The number of Free Agents added since December 31, 2010 continues to grow with 94,933 at year-end and 56,982 added during the six months ended June 30, 2011 for a total of 151,915.

The Company is addressing the net year-to-date decline in Subscribers and existing Broker retention with the following key initiatives, which were introduced subsequent to June 30, 2011:

●
A new Travel Program that will sell for an initial cost of $199.00 with the monthly fee of $49.95 that earns the site owner 60% commission on all travel booked versus 50% commission under the previous program.  The Travel Program sale includes First Class Training which previously was sold separately for $149.00.

●
A Mentoring Program led by the Company’s Founder Lloyd Tomer, plus other industry experts, was implemented to train the sales force on how to be successful in business. The cost of the program is $50.00 a month and provides the sales force with frequent training and support via our new mobile platform.

●
A $3,600 “Guarantee Program” such that if a participant is a Subscriber and is in the Mentoring Program, the Company guarantees the participant will earn $3,600 each month for twelve months if they follow all the activities that the Company stipulates to the participant.

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

The Company launched an organic coffee line in the second quarter of 2011, which resulted in gross revenue of $386,000.  The coffee line was a focus of the 2011 Convention with the Company providing training about the potential of the products.

On March 18, 2011, the Company entered into a commercial sales contract (the “Corporate Office Sales Contract”), with Wood River Capital, LLC (“WRC”), a non-affiliated third party, related to the Company’s Headquarters Property (the “Property”).  Pursuant to the Corporate Office Sales Contract, the Company agreed to sell to WRC the Property and all other tangible, intangible and mixed assets owned and used in the operation and maintenance of the Property for an aggregate purchase price of $7,100,000 (approximately $2,800,000 in cash and a non-recourse, interest-free, unsecured promissory note in the principal amount of $4,300,000). In connection with the transaction, the Company and WRC entered into certain documents and consummated certain transactions, more fully described in Note 4.

NOTE 4 – SALE OF ASSETS

On March 18, 2011, the Company entered into the Corporate Office Sales Contract with WRC, related to the Property. Pursuant to the Corporate Office Sales Contract, the Company agreed to sell to WRC the Property and all other tangible, intangible and mixed assets owned and used in the operation and maintenance of the Property, including the lease agreement (the “Zeiser Lease”) between the Company and Zeiser Motors, Inc. (“Zeiser”) dated September 29, 2010, and the promissory note (the “Zeiser Note”) executed by Zeiser Automotive in favor of the Company in the principal amount of $550,000 (the “Purchased Assets”). The Company agreed to assign all its right, title and interest to the Zeiser Lease and the Zeiser Note, and guaranty Zeiser’s performance there under at the closing of the sale (the “Closing”). The Closing took place on March 25, 2011. The purchase price for the Purchased Assets was $7,100,000. In exchange for the transfer to WRC of the Purchased Assets, WRC (i) paid the Company $2,790,000 in cash, and (ii) delivered to the Company a non-recourse, interest-free, unsecured promissory note (the “Wood River Note”) in favor of the Company, with a term of three years from the date of Closing, in the principal amount of $4,300,000. Such note has been recorded at its present value of approximately $3,700,000 as of June 30, 2011. In connection with the transaction, the Company also incurred costs relating to the sale of $203,000, which were paid in cash at the date of the closing. Since the Company is retaining a continuing interest in the Property, the sale/leaseback is accounted for under the financing method in which the Company will continue to record and depreciate the related assets and defer the gain resulting from the sale portion of the transaction that would have otherwise been recognized at the date of the sale. In accordance with certain requirements of the financing method, lease payments for the assets are recorded as a reduction in the finance obligation regarding to the transaction. The accounting of the sale/leaseback transaction under the financing method will continue until the Company’s continuing interest in the related assets ceases. In connection with the transaction, the Company and WRC also entered into certain documents and consummated certain transactions, as discussed below.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

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

Assignment of Zeiser Lease and Zeiser Note
On March 28, 2011, the Company entered into an assignment and assumption of lease with WRC pursuant to which the Company assigned all of its interest in and to the Zeiser Lease to WRC. Also on March 28, 2011, in connection with the execution of the corporate headquarters sale to WRC, the Company assigned the Zeiser note to WRC, receiving a discount on the lease rate equal to the amount that would have been received by the Company from Zeiser under the original terms of the note and lease agreement. As a result, the Company reclassified the Zeiser note as a deferred charge of $482,000 on its condensed consolidated balance sheet as of June 30, 2011, included as part of other prepaid expenses and current assets. Such amount is being charged to expense over the initial term of the lease.

Termination of FH Partners Mortgage and Note
Also on March 28, 2011, the Company paid to FH Partners LLC, the unrelated third party that held the mortgage relating to the Property (the “FH Partners Mortgage”) prior to the Closing, approximately $1,000,000 in full satisfaction of the Company’s obligations pursuant to the FH Partners Mortgage and the related promissory note.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Warrants
Also on March 28, 2011, the Company granted WRC an aggregate of 13,575,000 warrants to purchase Class A Common Shares at an exercise price of $0.032 per share at any time until March 25, 2016. The fair value of the warrants issued was calculated using the Black-Scholes pricing model on the date of the grant, and aggregated $360,000. Such amount was charged to expense on the date of the transaction and is included in the loss on sale of assets during the six months ended June 30, 2011.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of YTB, and its wholly-owned subsidiaries, ZamZuu and YTB Travel and their subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  All intercompany accounts and transactions are eliminated in consolidation.

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

Inventory

Inventories are stated at lower of cost or market and consist of marketing sales aids, other printed marketing materials and apparel.  Cost for all of the Company’s inventories is determined on a first-in, first-out (FIFO) basis.  At the end of each reporting period, when required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.  As of June 30, 2011 and December 31, 2010, the Company had net finished goods inventory of $81,000 and $88,000, respectively, along with work in progress of $19,000 and $0, respectively.  As of June 30, 2011 and December 31, 2010, the Company had inventory reserves of $101,000 and $118,000, respectively, all related to finished goods inventory.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Share-based compensation was recorded in the condensed consolidated statements of operations as a component of general and administrative expenses and totaled $48,000 and $99,000 for the three months ended June 30, 2011 and 2010, respectively and $93,000 and $163,000 for the six months ended June 30, 2011 and 2010, respectively.

The fair value of share-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair value ranges as follows for the six months ended June 30, 2011, and 2010:

	2011	2010
Risk-free interest rate	1.59% to 3.08%	1.48% to 1.87%
Dividend yield	N/A	N/A
Expected volatility	118.7% to 128.8%	117.2% to 119.4%
Expected life in years	3.0	3.0 to 3.5

Net Loss Per Share

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B) during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B), plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the lapse of restrictions on restricted stock. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended June 30, 2011 and 2010 due to the loss the Company incurred during such periods, as their inclusion would have been anti-dilutive.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of the following:

	June 30, 2011	June 30, 2010
Options	6,043,670	6,743,933
Warrants	8,862,500	1,200,000
Restricted Stock	750,491	4,465,162
	15,656,661	12,409,095

Recently Adopted Accounting Pronouncements

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification (“ASC”) Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any impact on the Company’s condensed consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for interim annual periods beginning on or after December 15, 2011. Since this ASU will only change the format of financial statements it is expected that the adoption of this ASU will not have a material effect on a Company's condensed consolidated financial position and results of operations.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 6 - NOTES RECEIVABLE

The following is a summary of notes receivable as of June 30, 2011 and December 31, 2010:

Short Term
Dollars in thousands	June 30,	December 31,
	2011	2010

T12B, LLC (F/K/A WR Landing)	$-	$475
Deferred Gain - T12B, LLC	-	(97)
Zeiser Motors	-	104
Reps	50	50
Less allowance for uncollectable notes	(50)	(50)
Balance, end of period	-	$482

Long Term
Dollars in thousands	June 30,	December 31,
	2011	2010

Wood River Capital, LLC	$3,748	-
Zeiser Motors, Inc.	-	30
Balance, end of period	$3,748	$30

NOTE 7 – IMPAIRMENT OF LONG-LIVED ASSETS AND WRITE DOWN OF NOTES RECEIVABLE

During the six months ended June 30, 2011, the Company recorded a charge of $275,000 relating to a write-down of a note receivable.  The Company received cash proceeds of $231,000 in May 2011, related to the settlement of this note receivable.

During the six months ended June 30, 2011, the Company recorded a charge of $216,000 related to an impairment of certain fixed assets.

NOTE 8 - SHARE-BASED PAYMENTS

As of June 30, 2011, the Company has a share-based employee compensation plan, a share-based Sales Director bonus plan and a Travel Site Owner (“TSO”) Stock Purchase Plan (the “TSO SPP”).

2004 Stock Option and Restricted Stock Plan.

Stock Options

The Company recognized $28,000 and $54,000 in compensation expense for all stock options issued under the 2004 Plan for the three months ended June 30, 2011 and 2010, respectively, and $56,000 and $116,000 for the six months ended June 30,2011 and 2010, respectively. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period. Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of June 30, 2011 and 2010 was $93,000 and 195,000, respectively.

Restricted Stock Awards

The Company calculated the fair market value of the restricted stock grants awarded during the three and six months ended June 30, 2011 by using the share price of the Company’s Class A Common Stock on the respective grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. The Company recorded $21,000 and $44,000 as net compensation expense related to the amortization of all restricted stock awards issued under the 2004 Plan for the three months ended June 30, 2011 and 2010, respectively, and $37,000 and $48,000 for the six months ended June 30, 2011 and 2010, respectively.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period. During the six months ended June 30, 2011, the Company issued 302,507 shares of Class A Common Stock and 440,324 shares of Class B Common Stock to Sales Directors. As of June 30, 2011, there was $92,000 of unrecognized compensation expense related to the 750,491 shares of unvested restricted stock. The total unrecognized compensation expense related to these non-vested awards is expected to be recognized over a period of 1.34 years based on the weighted average period.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On May 26, 2011, the Company’s Board of Directors granted the 2011 annual Board of Directors restricted stock award under the Amended Compensation Policy to six members of the Company’s Board of Directors.  Each award consisted of 30,000 shares of the Company’s Class A Common Stock and vests on the first anniversary of the grant date.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The Company recognized compensation expense for the amortization of the awards of $2,000 for the three and six months ended June 30, 2011.

TSO Stock Purchase Plan

The Company recognized $4,000 and $7,000, respectively, as a reduction in revenues for equity unit options purchased under the TSO SPP for the three months ended June 30, 2011 and 2010, respectively, and $9,000 and $9,000 for six months ended June 30, 2011 and 2010, respectively.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of June 30, 2011 and 2010 was $43,000 and $44,000, respectively.  There were 26,819 Class A and 26,819 Class B shares forfeited under the TSO SPP for the six months ended June 30, 2011.  There were 91,780 Class A and 91,780 Class B shares forfeited under the TSO SPP for the six months ended June 30, 2010.

Option Summary

The following table provides additional information with respect to the aggregate stock option plan activity during 2011 under the Company’s 2004 Plan, the 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	5,953,196	$0.28	$0.17	4.56	$-
Granted	895,000	0.04	0.03	-	-
Forfeited	(504,526)	0.08	0.05	-	-
Expired	(300,000)	1.67	1.08	-	-
Exercised	-	-	-	-	-
Options outstanding at June 30, 2011	6,043,670	$0.19	$0.11	4.37	$-

Options exercisable at June 30, 2011	2,536,682	$0.31	$0.19	4.11	$-

The weighted average grant date fair value of options granted during the six months ending June 30, 2011 and 2010 was $0.03 and $0.04, respectively.

A summary of stock options outstanding and exercisable as of June 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
$0.04 - $1.00	5,443,670	4.13	$0.09	2,056,682	$0.13
$1.01 - $1.67	600,000	6.51	1.09	480,000	1.09
Total	6,043,670	4.37	$0.19	2,536,682	$0.31

One-Time Restricted Stock Award

On January 2, 2011, an aggregate of 2,743,548 restricted shares scheduled to vest were forfeited due to performance conditions not being met.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Summary

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the one-time restricted stock award during the six months ended June 30, 2011:

		Weighted
		average
	Restricted	grant-date
	shares	fair value
Non-vested at January 1, 2011	4,505,162	$0.67
Granted	180,000	0.08
Vested	(1,191,123)	0.09
Forfeited	(2,743,548)	1.03
Non-vested at June 30, 2011	750,491	$0.13

The Company recognized total compensation cost in the condensed consolidated statements of operations for all stock option and restricted stock plans of $52,000 and $106,000 for the three months ended June 30, 2011 and 2010, respectively, and $102,000 and $129,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY

The conversion of Class B to Class A shares totaled 227,978 and 39,150 shares for the three months ended June 30, 2011 and 2010, respectively, and 283,371 and 192,718 for the six months ended June 30, 2011 and 2010, respectively.

During the three months ended June 30, 2011, the Company issued 2,278,945 shares of Common Stock with a fair value of $83,000 to Michael Brent under the terms of the Employment Severance Agreement.  During the six months ended June 30, 2011 and 2010, the Company issued 4,221,228 and 1,198,032 shares of Common Stock, respectively with a fair value of $166,000 and $63,000, respectively, to Michael Brent under the terms of the Employment Severance Agreement.  See Note 11 – “Discontinued Operations.”

During the six months ended June 30, 2011, the Company issued 448,292 shares of Class A Common Stock to the Board of Directors under the terms of prior years annual and at election award agreements.

During the six months ended June 30, 2011, the Company granted an aggregate of 250,000 warrants to purchase Class A Common Shares at an exercise price of $0.08 per share at anytime until June 7, 2016 to three individuals for performing consulting services to the Company for the period of May 1, 2011 thru September 30, 2011. The fair value of the warrants issued was calculated using the Black-Scholes pricing model on the date of the grant, and aggregated $15,500.  Such amount is being amortized to consulting expense over the five month period of the consulting agreement.

During the six months ended June 30, 2011, the Company granted an aggregate of 625,000 warrants to purchase Class A Common Shares at an exercise price of $0.08 per share at anytime until June 7, 2016 to one Sales Director as payment for a bonus. The fair value of the warrants issued was calculated using the Black-Scholes pricing model on the date of the grant, and aggregated $39,000.  Such amount was charged to commission expense on the date of the transaction.

On June 30, 2011, the Company received cash proceeds of $210,000 from the exercise of 6,787,500 warrants to purchase Common Stock.

NOTE 10 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that ZamZuu utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives. The Company incurred an expense of $1,000 and $1,000 during the three months ended June 30, 2011 and 2010, respectively, and $13,000 and $3,000 for the six months ended June 30, 2011 and 2010, respectively, for these services.  Included in accounts payable on the condensed consolidated balance sheet at June 30, 2011 and December 31, 2010, are $1,000 and $0, respectively, for amounts due by the Company for these services.

During the three months ended June 30, 2011 and 2010, the Company incurred an expense of $106,000 and $144,000, respectively, to J. Lloyd “Coach” Tomer, former Chairman of the Company’s Board of Directors, for commissions earned as a Rep, and $218,729 and $295,000 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and December 31, 2010, $73,000 was included in accounts payable on the condensed consolidated balance sheets and $269,000 and $401,000, respectively, are included in accrued commissions for commissions due to Mr. Tomer.  The Company also expended $0 and $1,000, respectively, in book royalty fees to Mr. Tomer during the six months ended June 30, 2011 and 2010.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

During the three months ended June 30, 2011 and 2010, the Company incurred an expense of $106,000 and $144,000, respectively, to J. Lloyd “Coach” Tomer, former Chairman of the Company’s Board of Directors, for commissions earned as a Rep, and $218,729 and $295,000 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and December 31, 2010, $73,000 was included in accounts payable on the condensed consolidated balance sheets and $269,000 and $401,000, respectively, are included in accrued commissions for commissions due to Mr. Tomer.  The Company also expended $0 and $1,000, respectively, in book royalty fees to Mr. Tomer during the six months ended June 30, 2011 and 2010.

During the three months ended June 30, 2011 and 2010, the Company incurred an expense of $71,000 and $75,000 respectively, to J. Scott Tomer, Chairman of the Company’s Board of Directors, for commissions earned as a Rep, and $145,000 and $152,000 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and December 31, 2010, $8,000 is included in accounts payable on the condensed consolidated balance sheets and $22,000 and $23,000, respectively, are included in accrued commissions for commissions due to Mr. Tomer.

During the three months ended June 30, 2011 and 2010, the Company incurred an expense of $19,000 and $28,000, respectively, to J. Kim Sorensen, Vice Chairman of the Company’s Board of Directors, for commissions earned as a Rep, and $40,000 and $59,000 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and December 31, 2010, $43,000 is included in accounts payable on the condensed consolidated balance sheets and $51,000 and $54,000, respectively, are included in accrued commissions for commissions due to Mr. Sorensen.

During the three months ended June 30, 2011 and 2010, the Company incurred an expense of $3,000 and $6,000 respectively, to Lou Brock, a member of the Company’s Board of Directors, for commissions earned as a Rep and a TSO, and $6,000 and $13,000 for the six months ended June 30, 2011 and 2010, respectively.  Included in accrued commissions on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 are $1,000 and $2,000, respectively, for commissions due to Mr. Brock.

The company incurred no expense in legal fees to Sivia Business and Legal Services, P.C. and Humes Law Office for work performed by Jack Humes, a member of the Board for the three months ended June 30, 2011 and 2010, respectively, and $12,000 and $1,000 for the six months ended June 30, 2011 and 2010, respectively.  Included in accounts payable at June 30, 2011 and December 31, 2010, is $1,000 and $1,000, respectively, for amounts due Sivia Business and Legal Services, P.C.  The independent members of the Board approved the fees which related to the corporate headquarters building asset sale.

NOTE 11 – DISCONTINUED OPERATIONS

The following table summarizes the net revenues and operating results for the REZconnect operations included in discontinued operations for the three and six months periods ending June 30:

In thousands	Three months ended June 30,			Six months ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)

NET REVENUES	$-	$-	$-	$-	$-	$-

OPERATING LOSS	$-	$-	$-	$-	$-	$-

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	-	-	-	-	-	-

INCOME TAX PROVISION	-	-	-	-	-	-

LOSS ON DISPOSAL, NET OF TAX	(9)	(11)	2	(19)	(6)	(13)

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	$(9)	$(11)	$2	$(19)	$(6)	$(13)

The following table summarizes the contract termination costs in the accrued exit cost liability for the REZconnect subsidiary:

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Dollars in thousands	Fair Value December 31, 2010	Common stock settlements	Cash payments	Non-cash accretion	Fair Value at June 30, 2011

	$1,769	$(170)	$(157)	$19	$1,461

In the Company’s condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 the current portion of the liability balance is $432,000 and $627,000, respectively, and is included in other accrued expenses and the long-term portion is approximately $1.0 million and $1.1 million, respectively, and is included in other liabilities.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

In thousands

Three months ended June 30, 2011	Marketing	Product	Parent	Total
External and inter-segment revenue	$4,599	$2,417	$-	$7,016
Loss from continuing operations	(24)	(323)	-	(347)
Assets	4,071	588	12,551	17,210
Depreciation and amortization	158	16	-	174
Capital expenditures	-	-	4	4

Three months ended June 30, 2010	Marketing	Product	Parent	Total
External and inter-segment revenue	$5,899	$2,930	$-	$8,829
Loss from continuing operations	464	(933)	-	(469)
Assets (1)	5,030	787	9,837	15,654
Depreciation and amortization	352	82	-	434
Capital expenditures	-	-	2	2

Six months ended June 30, 2011	Marketing	Product	Parent	Total
External and inter-segment revenue	$10,015	$4,272	$-	$14,287
Loss from continuing operations	(1,489)	(1,158)	-	(2,647)
Assets	4,071	588	12,551	17,210
Depreciation and amortization	394	46	-	440
Capital expenditures	-	-	243	243

Six months ended June 30, 2010	Marketing	Product	Parent	Total
External and inter-segment revenue	$12,862	$5,252	$-	$18,114
Loss from continuing operations	486	(1,383)	-	(897)
Assets (1)	5,030	787	9,837	15,654
Depreciation and amortization	746	144	-	890
Capital expenditures	-	-	2	2

(1) Segment totals represent assets as of December 31, 2010

NOTE 13 - INCOME TAXES

As of June 30, 2011 and December 31, 2010, the Company had approximately $200,000 of unrecognized tax benefits.  Of the unrecognized tax benefits at June 30, 2011, $182,000, if recognized, would impact the Company’s effective income tax rate.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leases certain office space and equipment under non-cancellable operating lease agreements expiring at various dates through fiscal year 2021.

Rental expense from continuing operations for all locations for the three months ended June 30, 2011 and 2010 are $19,000 and $48,000, respectively, and $35,000 and $95,000 for the six months ended June 30, 2011 and 2010, respectively.

Minimum future rental payments under non-cancelable operating leases as of June 30, 2011 are as follows:

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Dollars in thousands
Lease
Obligations

2011	$22
2012	39
2013	25

Total	$86

NOTE 15 – SALE OF YTB TRAVEL NETWORK OF CANADA ULC

Effective May 1, 2011, YTB Worldwide Travel, Inc. (“YTB Worldwide”), an indirect, wholly owned subsidiary of YTB International, Inc., entered into a stock purchase agreement (the “Canada Sales Agreement”) with 7788509 Canada, Inc. (the “Buyer”).  Pursuant to the terms of the Canada Sales Agreement, YTB Worldwide agreed to sell its ownership interest in YTB Travel Network of Canada, ULC, d/b/a Sunrise Travel Service, a wholly owned subsidiary of YTB Worldwide (“Sunrise”).  The net liabilities of YTB Worldwide as of the date of the transaction were approximately $35,000. On the date of the transaction, the Company recognized a gain of $35,000.  In exchange for selling its ownership interest in YTB Worldwide to the Buyer, the Company will receive certain royalty amounts for each of its web site owners and business owners, and will continue to provide certain services to the Buyer.  The disposition of the Canadian subsidiary has not been reported as Discontinued Operations because there remains an on-going relationship between YTB and the Buyer, which will generate revenues and cash flows.

NOTE 16 – LEGAL PROCEEDINGS

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

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards.  On July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  The Court granted their motions and a second amended complaint was filed on December 24, 2009.  On February 12, 2010, the Company filed motions to dismiss the amended consolidated complaint.  On April 19, 2010, the Court granted the Motion to Dismiss as to all the out-of-state plaintiffs.  As a result, there is only one remaining plaintiff who is a citizen of Illinois.  Consequently, the Court has requested further briefing on the issue of whether the Court retains jurisdiction to hear the matter when both plaintiffs and defendants are citizens of the same state.  The additional briefing was due on May 19, 2010.  On May 26, 2010, the Court dismissed the last remaining Plaintiffs.  Plaintiffs subsequently filed an appeal with the Seventh Circuit.  Oral argument for the appeal occurred on February 25, 2011. Additionally, on June 16, 2011, the Plaintiffs have filed a new class action complaint with substantially the same allegations in Illinois state court.  This state court complaint has been removed to Federal Court and motions to dismiss the suit are currently pending before the Court.

On July 27, 2011, the Seventh Circuit Court of Appeals overruled the District Court’s dismissal of the national class-action and remanded the case for further proceedings.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

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

The Stipulated Judgment defines a "Website Owner" as a person who purchased a website from the defendants through which he or she may refer for sale, offer for sale, or sell travel or other goods and services. "Website Owner" includes, but is not limited to, any person who is or becomes a Referring Travel Agent, Affiliate, or Travel Agent. Pursuant to the Stipulated Judgment, a "Website Seller" is a person who sells the Website Owner opportunity, recruits others to purchase the Website Owner opportunity, or recruits others to sell the Website Owner opportunity. “Website Seller” includes, but is not limited to, any person who is or becomes an Independent Marketing Representative. The Stipulated Judgment defines “Website Distributor” as a person who gives websites to others at no cost to the Website Owner, also known as a Broker.

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

●
The Company paid a civil restitution in the amount of $150,000 in the first quarter of 2011. As of December 31, 2010, the Company recorded a charge for the settlement amount as part of accrued expenses.

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

NOTE 17 - SUBSEQUENT EVENTS

As of August 8, 2011, shareholders had exchanged 48,973 shares of Class B Common Stock for the same amount of shares of Class A Common Stock.

On July 11, 2011, the Company issued 478,116 Class A shares with a fair value of $28,333 under the terms of an employment severance agreement.

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

Overview

We are a leading marketer and provider of internet-based business solutions offering travel-related services, as well as shopping opportunities through 790 affiliate stores and 22 featured stores.  We operate through our two wholly-owned subsidiaries and their respective subsidiaries: ZamZuu, Inc. (formerly YTB Marketing, Inc. and YourTravelBiz.com, Inc., “ZamZuu”) and YTB Travel Network, Inc. (“YTB Travel”).

ZamZuu offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors).  Reps sell broker licenses through a direct sales model and are compensated via a direct sales commission structure.  ZamZuu conducts business through marketing, training and support of its Rep sales force. ZamZuu e-commerce sites allow Subscribers to shop and earn commissions on purchases made by Free Agents (as defined below) and consumers from the 790 affiliate stores and 22 featured stores.

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

YTB INTERNATIONAL, INC.

YTB Travel provides customer access to online travel vendors within the personalized sites as well as access to the same 790 affiliate and 22 featured stores within those sites that are located on the ZamZuu e-commerce sites.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers, as well as highly commissionable retail products with the launch of ZamZuu.

The Company believes that the shift to the internet for shopping and for booking travel and our unique programs for our Subscribers place us in a valuable and unique position to provide an income stream for our Subscribers and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry and/or to shop online at 790 affiliate stores offering cash back as well as discounts.  The emerging market shift to the internet for shopping and travel services presents the opportunity for advancement of products and services by referral relationships.  Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty.  By contrast, each Subscriber develops personal relationships with his or her customers, who book travel or shop through the personalized sites, thereby creating a significant advantage for our sales force over the major online travel companies and online shopping sites.  Typically, the cost to book a trip through a Subscriber is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites.  The personalized sites provide access to more than 35 booking engines, including Neat Group, Travel (a subsidiary of Orbitz Worldwide) as of February 2011, Hotels.com, Apple Vacations, Collette Vacations, and others.  For shopping, customers receive cash back in the typical range of 3% to 7.5% and are eligible for all discounts offered by the online retailer.

In addition to our travel related products, we are very excited about the introduction of new highly commissionable retail products through our featured stores with the launch of ZamZuu.  During the second quarter of 2011, the Company introduced a new coffee product. Pre launch of the coffee product has allowed the Company to create a new revenue stream involving a consumable product that is also resalable by the Company’s Subscribers.

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

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages, and a nominal service fee for airline tickets when purchased from a consolidator.  During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume of business.  YTB Travel expects that its average commission rate from online transaction revenues will increase due to a higher proportion of non-commodity product sales and an increase in higher profit negotiated preferred supplier contracts.  Each Subscriber pays a monthly web hosting fee of $49.95, and can earn transactional compensation from travel purchased from his or her ITC, PDS or personalized website in the range of 60% to 80% of the commission earned by YTB Travel.  There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

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

Current State of the Company

The Company’s total net revenue for the three month period ended June 30, 2011 decreased $1.8 million to $7.0 million, compared to $8.8 million for the three month period ended June 30, 2010. The Company’s total net revenue for the six month period ended June 30, 2011 decreased $3.8 million to $14.3 million, compared to $18.1 million for the six month period ended June 30, 2010. Net results for the three month period ended June 30, 2011 increased $126,000 to a net loss of $356,000, as compared to a net loss of $482,000 for the three month period ended June 30, 2010.  Net results for the six month period ended June 30, 2011 decreased $1.8 million to a net loss of $2.7 million, as compared to a net loss of $903,000 for the six month period ended June 30, 2010.

We anticipate an increase in revenues in the short-term due to the new programs that were announced at our national convention in July.  We believe that this business model will lead to a more stable environment than what the Company has experienced in the past, while still allowing for growth potential.

Although the active number of Subscribers has decreased during the three and six months ended June 30, 2010 by a net of 5,311 and 8,040, respectively, the active number of Free Agents increased by 22,000 and 57,000, respectively, during the three and six months ended June 30, 2011.

The Company is addressing the net year-to-date decline in Subscriber retention with the following key initiatives:

•	The Company plans to continue to create marketing materials in support of the new products that were introduced at the 2011 National Convention to further enhance and diversify its revenue stream.

•
The product launch for sale of organic coffee in the second quarter of 2011 has generated revenue of $386,000.  The organic coffee product was a large focus of our 2011 National Convention.  The presentations and education conducted at the National Convention have been well received by our sales force, and the Company is excited about the future of its organic coffee product.

•
New product launches of mobile marketing, identity theft and child internet safety were launched or are in development to be launched in the third quarter for use by our Brokers in promoting the sale of products to the Free Agent base of customers.  The mobile marketing product was well received during our 2011 National Convention, and will supply the Company with an additional revenue stream along with a tool that the Company’s Subscribers can use to build their business.

•
A $3,600 “Guarantee Program” such that if a participant is a Subscriber and is in the Mentoring Program, the Company guarantees the participant will earn $3,600 each month for twelve months if they follow all the activities that the Company stipulates to the participant. The Company has implemented similar programs in the past which have resulted in an increase in sales and retention of our active subscribers.

We believe that our current cash will be sufficient to meet the anticipated cash needs of both our marketing segment and our product segment for the next 12 months.  See – “Liquidity and Capital Resources.”

Current Subscriber Activity

The following tables set forth information concerning (i) the number of Subscribers that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three and six months ended June 30, 2011 and 2010, and (ii) the weighted average number of active Subscribers during each such period:

YTB INTERNATIONAL, INC.

2011	Beginning Balance Active Subscribers	New Subscribers	Deactivations	Ending Balance Active Subscribers	Weighted Average Active Subscribers

Three months ended June 30, 2011	30,978	3,255	8,566	25,667	27,311

Six months ended June 30, 2011	33,707	9,433	17,473	25,667	29,628

Three months ended June 30, 2010	36,487	3,231	7,375	32,343	33,597

Six months ended June 30, 2010	41,174	6,650	15,481	32,343	35,594

The above figures represent the number of active Subscribers paying the Company a monthly fee of $49.95.  Prior to August 22, 2010, the Company sold these sites for an initial sign-up fee of $249.95 and $449.95.  During the three and six months ended June 30, 2010, the Company sold 254 and 817 subscriptions for a $449.95 initial sign-up fee.  Additionally, during the three and six months ended June 30, 2010 the Company sold 2,977 and 5,739 subscriptions, respectively, at a rate of $249.95.  During the six months ended June 30, 2010 the Company sold 94 subscriptions on a payment plan of $99.95 per month.  As explained in the Company overview, the Company switched its business model and sold a broker license which eliminated the initial sign-up fee.  In February 2011, the Company changed the broker license to include a processing fee of $50.00 in addition to the first monthly fee of $49.95.  During the three months ended June 30, 2011 the Company sold 3,255 broker licenses for $99.95.  For the six months ended June 30, 2011 the Company sold 3,157 for $49.95 and 6,276 for $99.95.

A Subscriber can be deactivated for a number of reasons.  For example, the payment method used to pay for monthly web hosting fees may no longer be valid or may have been changed and a Subscriber may fail to update this information.  If the Subscriber fails to provide payment for future months’ web hosting fees in advance of the service being provided, the Subscriber will be deactivated automatically after an applicable grace period.  We also have a cancellation policy that allows a Subscriber to voluntarily discontinue his or her Broker License, which is deactivated at the time the request is made.  Broker Licenses may be reactivated by simply resuming payment of monthly web hosting fees from that point forward.  We reserve the right to deactivate any Subscriber that we believe may have fraudulent activity associated with it or with its owner.

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

The decline on a year-to-year basis of our organization that is evidenced by the above numbers directly impacts our financial results, both in terms of revenue and expense recognition.  As fewer Broker Licenses are sold and maintained, the amount of marketing and travel and product commissions correspondingly decreases.  As these decreases occur, we must reduce infrastructure costs that are volume driven, such as wage and benefit costs as well as other discretionary expenditures.

YTB INTERNATIONAL, INC.

2011	Beginning Balance Free Agents	New Agents	Deactivations	Ending Balance Active Free Agents	Weighted Average Active Free Agents

Three months ended June 30, 2011	130,292	21,623	-	151,915	145,720

Six months ended June 30, 2011	94,933	56,982	-	151,915	132,360

Three months ended June 30, 2010	-	-	-	-	-

Six months ended June 30, 2010

The above figures represent the impact the new business model has on expanding the number of active site owners. The New Agents represent the number of “free” sites given away by the Broker. The New Agents can shop on the Affiliate Network or on a Featured Store and earn 30% commission. Thus the Broker is building an active home based business as Free Agents are signed up and begin shopping on the ZamZuu ecommerce platform.

2011	Beginning Balance Active Subscribers & Free Agents	New Subscribers	Subscriber Deactivations	Ending Balance Active Subscribers & Free Agents	Weighted Average Active Subscribers & Free Agents

Three months ended June 30, 2011	161,270	24,878	8,566	177,582	173,031

Six months ended June 30, 2011	128,640	66,415	17,473	177,582	161,988

Three months ended June 30, 2010	36,487	3,231	7,375	32,343	33,597

Six months ended June 30, 2010	41,174	6,650	15,481	32,343	35,594

The above figures show a growing database of customers that ZamZuu can market to with existing products listed on the website as well as new products, such as the organic coffee line that was added during the second quarter and experienced a successful launch as a result of this growing customer base. The continued focus in the future will be to add products to our offering and make them available to our growing base of Subscribers and Free Agents.

YTB INTERNATIONAL, INC.

Results of Operations

Three months ended June 30, 2011 compared to June 30, 2010

	Three months ended June 30,
In thousands	Marketing				Product				Total
	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Marketing site sales and monthly fees	$4,538	$5,889	$(1,351)	(22.9%)	$-	$-	$-	n/m *	$4,538	$5,889	$(1,351)	(22.9%)
Product sales and commissions	-	-	-	n/m *	2,404	2,909	(505)	(17.4%)	2,404	2,909	(505)	(17.4%)
Other	61	10	51	510.0%	13	21	(8)	(38.1%)	74	31	43	138.7%

Total net revenues	4,599	5,899	(1,300)	(22.0%)	2,417	2,930	(513)	(17.5%)	7,016	8,829	(1,813)	(20.5%)

OPERATING EXPENSES
Marketing commissions	1,925	2,454	(529)	(21.6%)	-	-	-	n/m *	1,925	2,454	(529)	(21.6%)
Product cost and commissions	-	-	-	n/m *	1,753	2,074	(321)	(15.5%)	1,753	2,074	(321)	(15.5%)
Depreciation and amortization	158	352	(194)	(55.1%)	16	82	(66)	(80.5%)	174	434	(260)	(59.9%)
Asset Impairment	-	-	-	n/m *	-	-	-	n/m *	-	-	-	n/m *
Loss on sale	-	(2)	2	(100.0%)	-	-	-	n/m *	-	(2)	2	(100.0%)
General and administrative	2,528	2,576	(48)	(1.9%)	964	1,690	(726)	(43.0%)	3,492	4,266	(774)	(18.1%)

Total operating expenses	4,611	5,380	(769)	(14.3%)	2,733	3,846	(1,113)	(28.9%)	7,344	9,226	(1,882)	(20.4%)

OPERATING (LOSS) INCOME	(12)	519	(531)	(102.3%)	(316)	(916)	600	(65.5%)	(328)	(397)	69	(17.4%)

OTHER (EXPENSE) INCOME	26	(32)	58	(181.3%)	4	(12)	16	(133.3%)	30	(44)	74	(168.2%)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX (BENEFIT) PROVISION	14	487	(473)	(97.1%)	(312)	(928)	616	(66.4%)	(298)	(441)	143	(32.4%)

INCOME TAX (BENEFIT) PROVISION	38	23	15	65.2%	11	5	6	120.0%	49	28	21	75.0%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(24)	464	(488)	(105.2%)	(323)	(933)	610	(65.4%)	(347)	(469)	122	(26.0%)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)*	(7)	(9)	2	(22.2%)	(2)	(2)	-	0.0%	(9)	(11)	2	(18.2%)

NET (LOSS) INCOME	$(31)	$455	$(486)	(106.8%)	$(325)	$(935)	$610	65.2%	$(356)	$(480)	$124	25.8%

*not meaningful

Net Revenue

Marketing site sales and monthly fees.  Marketing site sales and monthly fees revenue is comprised of marketing site sales and monthly fees.  Marketing site sales and monthly fees decreased $1.4 million from $5.9 million in the second quarter of 2010 to $4.5 million for the same period of 2011.  All marketing site sales and monthly fees revenue is attributable to the Company’s marketing segment.

Marketing site sales decreased $638,000 from $856,000 in the second quarter of 2010 to $218,000 for the same period of 2011.  The decline is largely due to the fact that the Company has decreased the amount of the initial sign up fee.  This is evidenced by the fact that the Company’s average amount of recognized revenue decreased from $298.64 in the second quarter of 2010 compared to $110.70 for the same period of 2011 per new sale.   The average number of sales for which we are able to recognize revenue increased to 2,194 in the second quarter of 2011 from 920 in the second quarter of 2010, which management believes is partially due to the reduction in the amount of the initial sign up fee.   The Company will continue to recognize revenues for the short-term due to the deferral of this revenue in the past.

Monthly fees decreased $713,000 from $5.0 million in the second quarter of 2010 to $4.3 million in the same period of 2011.  The decrease is in direct relation to the number of active paying Subscribers.  The weighted average of paying Subscribers per month decreased from 33,597 in the second quarter of 2010 to 27,311 in the same quarter of 2011.  The Company’s plan to address this trend is discussed in Note 3.

Product sales and commissions.  Product sales and commission revenue is comprised of revenue from products sold through the ZamZuu network of e-commerce sites, along with travel commissions generated through the Company’s travel provider relationships.  Product revenue decreased $505,000 from $2.9 million in the second quarter of 2010 compared to $2.4 million for the same period of 2011.  All product revenue is attributable to the Company’s product segment.

YTB INTERNATIONAL, INC.

The product sales and commissions revenue decrease is primarily due to a $1.0 million reduction in travel commissions resulting from a decline in the number of customers utilizing us as their travel sale provider in 2011 compared to 2010.  Additionally, the Company experienced a $111,000 reduction in sales aids, which is related to the number of active subscribers.  The decline in active subscribers also attributed to a $40,000 reduction in training revenue.

Beginning in August 2010, the Company began offering direct sale products to active Subscribers which generated total revenue of $714,000 during the second quarter of 2011.  As a result of new offerings and increased marketing of these products, commissions from the direct sales of Ganovia coffee and Z Business Builder kits generated revenue of $386,000 and $298,000, respectively, in the second quarter of 2011.  We believe the increase in our featured stores and the continued introduction of new direct sale products will result in increased revenue in product sales and commissions.

Operating Expense

Marketing commissions.  Marketing commissions expense is comprised of commissions paid on initial sign up and recurring monthly fees.  Marketing commissions decreased $529,000 from $2.5 million in the second quarter of 2010, compared to $1.9 million for the same period of 2011.  All marketing commission expense is attributable to the marketing segment.

Commission expense related to new sales decreased $659,000 to $218,000 in the second quarter of 2011, compared to $877,000 in the same period of 2010 directly related to the number of new Subscribers.  The primary reason for the drop in marketing commission expense is directly attributable to the decline in new sale revenue.  Additionally, the average amount of recognized expense for each new Subscriber decreased to $87.03 in the second quarter of 2011, compared to $227.90 for the same period of 2010 directly related to the decline in the average amount of revenue that the Company recorded on each sale.  The Company will continue to recognize expense on past new sales, due to the deferral of commission expense related to those sales where the revenue was also deferred.

Commission expense related to the $10K guarantee program increased $73,000 due to an additional accrual reversal of $42,000 for Subscribers not earning the bonus in the second quarter of 2010.

Product sales and commissions.  Product sales and commission expense is comprised of commissions paid for travel bookings and product sales sold through the ZamZuu network of online retail stores, as well as the cost of goods sold related to product sales.  Product sales and commission expense decreased $321,000 from $2.1 million in the second quarter of 2010 to $1.8 million in the same quarter for 2011.  The decrease of $793,000 is the commission paid for gross travel retail bookings which is driven by the number of customers utilizing us as their travel provider in 2011, as well as an overall decline in the volume of travel due to economic conditions. The decrease is offset by an increase of $618,000 for product costs that is directly related to the introduction of new product lines.  Coffee and Z Business Builder Kits product costs and commissions was responsible for $251,000 and $91,000, respectively, of the $618,000 increase.  All product sales and commissions expense is attributable to the product segment.

Depreciation and amortization.  Depreciation and amortization expense decreased on a consolidated Company-wide basis $260,000 from $434,000 in the second quarter of 2010 to $174,000 for the same period in 2011.  The decrease is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s marketing segment is comprised mainly of computer hardware, software, and furniture.  It also consists of an allocable portion based on revenue of the Company’s headquarters building improvements.  The decrease of $194,000 from $352,000 in the second quarter of 2010 to $158,000 for the same quarter of 2011 is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s product segment is comprised mainly of software and an allocable portion, based on revenue, of the Company’s headquarters building improvements.  The decrease of $66,000 from $82,000 in the second quarter of 2010 to $16,000 for the same quarter of 2011 is attributable to assets being fully depreciated.

General and administrative. General and administrative expenses decreased on a consolidated Company-wide basis $774,000 from $4.3 million in the second quarter of 2010 compared to $3.5 million for the same period in 2011. The Company succeeded in cost cutting initiatives to reduce overhead expenses. The decrease of $519,000 in salaries and related benefits is primarily the result of the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports.  The decrease of $97,000 in contract labor is partially due to the elimination of contract services in Canada as well as the elimination of contractor labor services no longer needed.   The decrease of accounting and audit fees by $90,000 is the result of switching to a different firm for auditing services.  The decrease of $59,000 in insurance is mainly due to a decrease in liability limits associated with specific policies in addition to a decline in the home office staff.  The decrease in legal fees of $56,000 is primarily due to the consolidation of corporate legal advice in addition to a decline in legal expense related to ongoing litigation matters.  The decrease is offset by an increase of $57,000 due to real estate expense related to an adjustment to the real estate accrual.   An increase of $79,000 of freight is related to the inbound shipping expense of the organic Ganovia coffee and outbound freight of the coffee and Z Business Builder Kits.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.

YTB INTERNATIONAL, INC.

General and administrative expenses for the marketing segment decreased $48,000 to $2.5 million in the second quarter of 2011, from $2.6 million for the same period of 2010. The decrease is mainly the result of the decrease of $196,000 for the corporate allocation for the allocable expenses of legal fees, contract labor, accounting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results. The decrease of $44,000 in website fees is due to rate reduction for one vendor in 2011. Salaries and related benefits increased $93,000 due to an allocation between the two segments. An increase of $79,000 of freight is related to the inbound shipping expense of the organic Ganovia coffee and outbound freight of the coffee and Z Business Builder Kits.

General and administrative expenses for the product segment decreased $726,000 from $1.7 million in the second quarter 2010 to $1.0 million in the same quarter of 2011.  The corporate allocation decreased $356,000 for the allocable expenses of legal fees, contract labor, accounting fees, consulting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.  A decrease in salaries and related benefits of $297,000 resulted from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports and the allocation of salary expense.

Results of Operations

Six months ended June 30, 2011 compared to June 30,  2010

	Six months ended June 30,
In thousands	Marketing				Product				Total
	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Marketing site sales and monthly fees	$9,893	$12,838	$(2,945)	(22.9%)	$-	$-	$-	n/m *	$9,893	$12,838	$(2,945)	(22.9%)
Product sales and commissions	-	-	-	n/m *	4,242	5,211	(969)	(18.6%)	4,242	5,211	(969)	(18.6%)
Other	122	24	98	408.3%	30	41	(11)	(26.8%)	152	65	87	133.8%

Total net revenues	10,015	12,862	(2,847)	(22.1%)	4,272	5,252	(980)	(18.7%)	14,287	18,114	(3,827)	(21.1%)

OPERATING EXPENSES
Marketing commissions	4,395	5,441	(1,046)	(19.2%)	-	-	-	n/m *	4,395	5,441	(1,046)	(19.2%)
Product cost and commissions	-	-	-	n/m *	2,967	3,382	(415)	(12.3%)	2,967	3,382	(415)	(12.3%)
Depreciation and amortization	394	746	(352)	(47.2%)	46	144	(98)	(68.1%)	440	890	(450)	(50.6%)
Asset Impairment	395	-	395	n/m *	96	-	96	n/m *	491	-	491	n/m *
Loss on sale	984	(2)	986	n/m *	238	-	238	n/m *	1,222	(2)	1,224	n/m *
General and administrative	5,344	6,092	(748)	(12.3%)	2,071	3,081	(1,010)	(32.8%)	7,415	9,173	(1,758)	(19.2%)

Total operating expenses	11,512	12,277	(765)	(6.2%)	5,418	6,607	(1,189)	(18.0%)	16,930	18,884	(1,954)	(10.3%)

OPERATING (LOSS) INCOME	(1,497)	585	(2,082)	(355.9%)	(1,146)	(1,355)	209	(15.4%)	(2,643)	(770)	(1,873)	243.2%

OTHER (EXPENSE) INCOME	2	(57)	59	(103.5%)	(5)	(17)	12	(70.6%)	(3)	(74)	71	(95.9%)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX (BENEFIT) PROVISION	(1,495)	528	(2,023)	(383.1%)	(1,151)	(1,372)	221	(16.1%)	(2,646)	(844)	(1,802)	213.5%

INCOME TAX (BENEFIT) PROVISION	(6)	42	(48)	(114.3%)	7	11	(4)	(36.4%)	1	53	(52)	(98.1%)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,489)	486	(1,975)	(406.4%)	(1,158)	(1,383)	225	(16.3%)	(2,647)	(897)	(1,750)	195.1%

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(15)	(5)	(10)	200.0%	4	(1)	(3)	300.0%	(19)	(6)	(13)	216.7%

NET (LOSS) INCOME	$(1,504)	$481	$(1,985)	(412.7%)	$(1,162)	$(1,384)	$222	16.0%	$(2,666)	$(903)	$(1,763)	(195.2%)

* not meaningful

YTB INTERNATIONAL, INC.

Net Revenue

Marketing site sales and monthly fees.  Marketing site sales and monthly fees revenue is comprised of marketing site sales and monthly fees.  Marketing site sales and monthly fees decreased $2.9 million from $12.8 million in the first six months of 2010 to $9.9 million for the same period of 2011.  All marketing site sales and monthly fees revenue is attributable to the Company’s marketing segment.

Marketing site sales decreased $1.4 million from $2.1 million in the first six months of 2010 to $684,000 for the same period of 2011.  The decline is largely due to the fact that the Company has decreased the amount of the initial sign up fee.  This is evidenced by the fact that the Company’s average amount of recognized revenue decreased from $328.88 in the first six months of 2010 compared to $122.60 for the same period of 2011 per new sale.   The average number of sales for which we are able to recognize revenue increased to 2,187 in the first six months of 2011 from 1,004 in the first six months of 2010, which management believes is partially due to the reduction in the amount of the initial sign up fee.   The Company will continue to recognize revenues for the short-term due to the deferral of this revenue in the past.

Monthly fees decreased $1.5 million from $10.7 million in the first six months of 2010 to $9.2 million in the same period of 2011.  The decrease is in direct relation to the number of active paying Subscribers.  The weighted average of paying Subscribers per month decreased from 35,594 in the first six months of 2010 to 29,628 in the same period of 2011.  The Company’s plan to address this trend is discussed in Note 3.

Product sales and commissions.  Product sales and commission revenue is comprised of revenue from products sold through the ZamZuu network of e-commerce sites, along with travel commissions generated through the Company’s travel provider relationships.  Product revenue decreased $1.0 million from $5.2 million in the first six months of 2010 compared to $4.2 million for the same period of 2011.  All product revenue is attributable to the Company’s product segment.

The product sales and commissions revenue decrease is primarily due to a $1.6 million reduction in travel commissions resulting from a decline in the number of customers utilizing us as their travel sale provider in 2011 compared to 2010.  Additionally, the Company experienced a $335,000 reduction in sales aids, which is related to the number of active subscribers.  The decline in active subscribers also attributed to a $86,000 reduction in training revenue.

Beginning in August 2010, the Company began offering direct sale products to active Subscribers which generated revenue of $1.1 million during the first six months of 2011.  As a result of new offerings and increased marketing of these products, commissions from our affiliated featured stores increased $36,000 to $380,000 in the first six months of 2011, compared to $344,000 for the same period of 2010.  Product revenue increased by $386,000 with the introduction of Ganovia coffee and $624,000 with the introduction of the Z Kit Business Builder.  We believe the increase in our featured stores and the continued introduction of new direct sale products will result in increased revenue in product sales and commissions.

Operating Expense

Marketing commissions.  Marketing commissions expense is comprised of commissions paid on initial sign up and recurring monthly fees.  Marketing commissions decreased $1.0 million from $5.4 million in the first six months of 2010, compared to $4.4 million for the same period of 2011.  All marketing commission expense is attributable to the marketing segment.

Commission expense related to new sales decreased $1.4 million from $2.1 million in the first six months of 2011 compared to $722,000 for the same period in 2011, directly related to the number of new Subscribers.  The primary reason for the drop in marketing commission expense is directly attributable to the decline in new sale revenue.  Additionally, the average amount of recognized expense for each new Subscriber decreased to $97.90 in the first six months of 2011, compared to $249.71 for the same period of 2010 directly related to the decline in the average amount of revenue that the Company recorded on each sale.  The Company will continue to recognize expense on past new sales, due to the deferral of commission expense related to those sales where the revenue was also deferred.

Commission expense related to monthly fees decreased $154,000 from $2.9 million in the first six months of 2010 to $2.8 million in the first six months of 2011, directly related to the decline in the number of Subscribers.

Commission expense related to the $10K guarantee program increased $350,000 due to an accrual of $257,000 for Subscribers not earning the bonus in the first six months of 2010.

Product sales and commissions.  Product sales and commission expense is comprised of commissions paid for travel bookings and product sales sold through the ZamZuu network of online retail stores, as well as the cost of goods sold related to product sales.  Product sales and commission expense decreased $415,000 from $3.4 million in the first six months of 2010 to $3.0 million in the same period for 2011.  The decrease of $1.1 million is the commission paid for gross travel retail bookings which is driven by the number of customers utilizing us as their travel provider in 2011, as well as an overall decline in the volume of travel due to economic conditions. The decrease is offset by an increase of $780,000 for product costs that is directly related to the introduction of new product lines.   Coffee product costs and commissions were responsible for $251,000 of the increase and Z Kit Business Builder product costs and commissions were responsible for $184,000 of the increase.  All product sales and commissions expense is attributable to the product segment.

YTB INTERNATIONAL, INC.

Depreciation and amortization.  Depreciation and amortization expense decreased on a consolidated Company-wide basis $450,000 from $890,000 in the first six months of 2010 to $440,000 for the same period in 2011.  The decrease is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s marketing segment is comprised mainly of computer hardware, software, and furniture.  It also consists of an allocable portion based on revenue of the Company’s headquarters building improvements.  The decrease of $352,000 from $746,000 in the first six months of 2010 to $394,000 for the same period of 2011 is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s product segment is comprised mainly of software and an allocable portion, based on revenue, of the Company’s headquarters building improvements.  The decrease of $98,000 from $144,000 in the first six months of 2010 to $46,000 for the same period of 2011 is attributable to assets being fully depreciated.

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

General and administrative. General and administrative expenses decreased on a consolidated Company-wide basis $1.8 million from $9.2 million in the first six months of 2010, compared to $7.4 million for the same period in 2011.  The Company succeeded in cost cutting initiatives to reduce overhead expenses.  The decrease is primarily the result of a decrease in salaries and related benefits of $1.1 million resulting from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports.  The decrease in legal fees of $181,000 is primarily due to the consolidation of corporate legal advice in addition to a decline in legal expense related to ongoing litigation matters.  Accounting and audit fees decreased $84,000 is the result of switching to a different firm for auditing services. The decrease of $154,000 in contract labor is partially due to the elimination of contract services in Canada as well as the elimination of contractor labor services no longer needed.  The decrease of $151,000 in website fees is due to a rate reduction for one vendor in 2011 and a one-time settlement expense in the first quarter of 2010 that was not repeated in 2011.  The decrease of $121,000 in insurance is mainly due to decrease in liability limits associated with specific policies in addition to a decline in the home office staff.  Rent expense decreased $71,000 due to the elimination of leased property.  The decrease of merchant processing fees of $67,000 is due to a decrease in the number of transactions processed by the Company directly related to a reduction in gross sales.  Restricted stock amortization and stock option expense decreased $70,000 due to forfeitures associated with restricted stock awards; $10,000 for awards granted during the first quarter of 2010 and $60,000 for options granted during the second quarter of 2008 and the first quarter of 2010. The decrease is partially offset by a bad debt increase of $90,000 due to a reversal of a bad debt reserve in the first quarter of 2010. An increase of $89,000 for freight is the result of coffee and Z Business Builder kits sales and the inbound and outbound shipping costs associated with them. Consulting fees increased $77,000 as a result of the contracts of two consultants; one of which will be eliminated in 3rd qtr 2011. These consultants were hired as part of the new product lines and marketing opportunities.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.

General and administrative expenses for the marketing segment decreased $748,000 from $6.1 million for the first six months of 2010 to $5.3 million for the same period in 2011. The decrease is mainly the result of the decrease of $816,000 for the corporate allocation for the allocable expenses of legal fees, contract labor, accounting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.  A decrease of $72,000 in website fees is due to rate reduction for one vendor in 2011. Merchant processing fees decreased $67,000 due to a decrease in the number of transactions processed by the Company that is related to the downturn in revenue.  An increase of $89,000 for freight is the result of coffee and Z Business Builder kits sales and the inbound and outbound shipping costs associated with them.  The salaries and related benefits increased $153,000 due to an allocation between the two segments.

General and administrative expenses for the product segment decreased $1.0 million from $3.1 million in the first six months 2010 compared to $2.1 million for the same period of 2011.  The corporate allocation decreased $490,000 for the allocable expenses of legal fees, contract labor, accounting fees, consulting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.   A decrease in salaries and related benefits of $418,000 resulting from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports and the allocation of salary expense.  The decrease of $79,000 in website fees is due to a one-time settlement expense in the first quarter of 2010 that was not repeated in 2011.  The decrease is offset by an increase of bad debt of $74,000 related to a reversal of a bad debt reserve in the first quarter of 2010.

YTB INTERNATIONAL, INC.

Discontinued Operations

The results of the REZconnect subsidiary, formerly included in our Product segment, are classified as discontinued operations.

The Company recorded a net loss from discontinued operations in the first six months of 2011 of $19,000, an increase of $13,000 from the net loss recorded in the first six months of 2010 of $6,000.  This increase in net loss is due to the disposal of the REZconnect subsidiary at the end of the second quarter of 2009.  See Note 11 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Liquidity

As of June 30, 2011, we had $662,000 in cash.  Based on our current cash flow forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months.  However, we cannot predict what the effect might be on our business from events that are beyond our control, such as the recent global credit and liquidity crisis.  Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.  We do not have, but are pursuing the establishment of a credit facility from which we may draw for our liquidity needs. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and further reduce overhead until sufficient additional capital is raised. There can be no assurance that such a plan will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the second quarter of 2011 and 2010 of $382,000 and $471,000, respectively.  As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the first six months of 2011 and 2010 of $2.7 million and $897,000, respectively.  In addition, negative current economic conditions and other factors have led to a falloff in the number of active Subscribers in the Company.  The number of active Subscribers has declined during the first six months of 2011 by a net of 8,040 to 25,667 as of June 30, 2011 from the 33,707 reported as of December 31, 2010.

In addition, we expended approximately $7,000 in legal costs during the first six months of 2011, compared to $50,000 during the same period of 2010.  Additional legal expenses will be incurred related to the class action suit filed in Madison County, Illinois, which the Company anticipates will be significantly lower than those in conjunction with the California and Illinois Attorney General suits.

On March 18, 2011, the Company entered into the Corporate Office Sales Contract with WRC, related to the Property. Pursuant to the Corporate Office Sales Contract, the Company agreed to sell to WRC the Property and all other tangible, intangible and mixed assets owned and used in the operation and maintenance of the Property, including the lease agreement (the “Zeiser Lease”) between the Company and Zeiser Motors, Inc. (“Zeiser”) dated September 29, 2010, and the promissory note (the “Zeiser Note”) executed by Zeiser Automotive in favor of the Company in the principal amount of $550,000 (the “Purchased Assets”). The Company agreed to assign all its right, title and interest to the Zeiser Lease and the Zeiser Note, and guaranty Zeiser’s performance there under at the closing of the sale (the “Closing”). The Closing took place on March 25, 2011. The purchase price for the Purchased Assets was $7,100,000. In exchange for the transfer to WRC of the Purchased Assets, WRC (i) paid the Company $2,790,000 in cash, and (ii) delivered to the Company a non-recourse, interest-free, unsecured promissory note (the “Wood River Note”) in favor of the Company, with a term of three years from the date of Closing, in the principal amount of $4,300,000. Such note has been recorded at its present value of approximately $3,700,000 as of June 30, 2011. In connection with the transaction, the Company also incurred costs relating to the sale of $203,000, which were paid in cash at the date of the closing. Since the Company is retaining a continuing interest in the Property, the sale/leaseback is accounted for under the financing method in which the Company will continue to record and depreciate the related assets and defer the gain resulting from the sale portion of the transaction that would have otherwise been recognized at the date of the sale. In accordance with certain requirements of the financing method, lease payments for the assets are recorded as a reduction in the finance obligation regarding to the transaction. The accounting of the sale/leaseback transaction under the financing method will continue until the Company’s continuing interest in the related assets ceases. In connection with the transaction, the Company and WRC also entered into certain documents and consummated certain transactions, as discussed below.

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

YTB INTERNATIONAL, INC.

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

Assignment of Zeiser Lease and Zeiser Note
On March 28, 2011, the Company entered into an assignment and assumption of lease with WRC pursuant to which the Company assigned all of its interest in and to the Zeiser Lease to WRC. Also on March 28, 2011, in connection with the execution of the corporate headquarters sale to WRC, the Company assigned the Zeiser note to WRC, receiving a discount on the lease rate equal to the amount that would have been received by the Company from Zeiser under the original terms of the agreement. As a result, the Company reclassified the Zeiser note as a deferred charge of $482,000 on its condensed consolidated balance sheet as of June 30, 2011, included as part of other prepaid expenses and current assets. Such amount is being charged to expense over the initial term of the lease.

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

Cash Flows from Operating Activities

Net cash used in operating activities of our continuing operations in the first six months of 2011 was $893,000 compared to net cash provided of $519,000 in the first six months of 2010.

Cash Flows from Investing Activities

Net cash provided in investing activities of our continuing operations was $2.6 million during the first six months of 2011 compared to $20,000 provided by investing activities of our continuing operations in the first six months of 2010.  This $2.6 million increase in cash provided was primarily related to the sale of the Company’s headquarters building.

YTB INTERNATIONAL, INC.

Cash Flows from Financing Activities

Net cash used in financing activities of our continuing operations was $1.5 million for the first six months of 2011 compared to $592,000 in cash provided by in financing activities for the prior year period.  Net cash used in the first six months of 2011 of $1.5 million was the result of proceeds from the sale of the headquarters building to the Company used to repay of short-term debt of $1.5 million.  Net cash provided by financing activities during the first six months of 2010 related to the issuance of short-term debt offset by the repayment of the short-term debt on the Company’s current headquarters.

New Accounting Guidance

See Note 5 – to condensed consolidated financial statements for information regarding new accounting guidance.

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

YTB INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Note 16 – “Legal Proceedings” to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q is incorporated herein by reference.

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

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

YTB International, Inc.

/s/ Robert M. Van Patten
Robert M. Van Patten
President and Chief Executive Officer
Dated: August 12, 2011

/s/ Jeremy Hemann
Jeremy Hemann
Chief Financial Officer
Dated: August 12, 2011