Form 10-Q
period 2011-09-30
YTB International, Inc.
filed 2011-11-14
CIK 852766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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
Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of November 4, 2011, there were 97,699,280 shares of the registrant’s Class A Common Stock, $0.001 par value, outstanding and 33,322,854 shares of the registrant’s Class B Common Stock, $0.001 par value, outstanding.

YTB INTERNATIONAL, INC.
Index to Quarterly Report on Form 10-Q
Nine months ended September 30, 2011

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets - September 30, 2011 (Unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations (Unaudited) - Three months ended September 30, 2011 and 2010	4
	Condensed Consolidated Statements of Operations (Unaudited) - Nine months ended September 30, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2011 and 2010	6 - 7
	Notes To Condensed Consolidated Financial Statements (Unaudited)	8 - 21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	22 - 33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33
Item 4.	Controls and Procedures.	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	34
Item 1A.	Risk Factors.	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34
Item 3.	Defaults Upon Senior Securities.	34
Item 4.	[Removed and Reserved.]	34
Item 5.	Other Information.	34
Item 6.	Exhibits.	34
Signatures		35

YTB INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

In thousands, except share and per share data	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$189	$493
Restricted cash	289	592
Short-term investments	28	28
Accounts receivable	506	700
Notes receivable, net	-	482
Inventory, net	81	88
Prepaid marketing commissions and advances	15	791
Other prepaid expenses and current assets	537	419

Total current assets	1,645	3,593

Assets held for sale	1,542	6,071
Property and equipment, net (including assets subject to sales contract of $6,515 as of September 30, 2011)	6,629	3,421
Goodwill	2,529	2,529
Notes receivable	3,810	30
Other assets	262	10

TOTAL ASSETS	$16,417	$15,654

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,046	$1,423
Accrued commissions	1,309	2,034
Accrued payroll and related expenses	479	430
Accrued severance	653	882
Other accrued expenses	585	848
Deferred revenue	902	1,972
Short-term debt	-	1,495
Other current liabilities	1,649	1,488

Total current liabilities	7,623	10,572

Other long-term liabilities:
Other income tax liabilities	186	174
Finance obligation	6,420	-
Accrued severance	660	1,140

Total other long-term liabilities	7,266	1,314

TOTAL LIABILITIES	14,889	11,886
Commitments and Contingencies (Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and outstanding at Decmeber 31, 2011 and 2010	-	-
Class A Common stock, $.001 par value, 300,000,000 shares authorized; 96,659,132 and 81,812,521 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	97	82
Class B Common Stock, $.001 par value, 100,000,000 shares authorized; 33,370,419 and 33,373,505 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively; convertible into Class A shares on a one-for-one basis	33	34
Additional paid-in capital	42,317	41,233
Accumulated other comprehensive income	8	12
Accumulated deficit	(40,905)	(37,571)
Treasury stock, at cost, 25,404 shares at September 30, 2011 and December 31, 2010	(22)	(22)

TOTAL STOCKHOLDERS' EQUITY	1,528	3,768

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,417	$15,654

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended September 30,
In thousands, except share and per share data	2011	2010
NET REVENUES
Travel store monthly renewals	$3,631	$4,953
Travel commissions	1,709	3,205
Travel store new sales	208	771
Product sales	883	333
E-commerce sales	83	237
Other	280	351

Total net revenues	6,794	9,850

OPERATING EXPENSES
Travel store monthly renewal commissions	1,039	1,619
Travel commissions	1,130	2,025
Travel store new sales commissions	257	137
Rep bonuses	534	1,080
Product commissions	95	13
Product cost of goods sold	237	96
E-commerce commissions	45	71
Depreciation and amortization	148	408
Write-down of notes receivable	-	300
General and administrative	3,955	4,712

Total operating expenses	7,440	10,461

OPERATING LOSS	(646)	(611)

OTHER INCOME (EXPENSE)
Interest and dividend income	63	13
Interest expense	(2)	(107)
Foreign currency translation gain	-	2

Total other income (expense)	61	(92)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(585)	(703)

INCOME TAX PROVISION	71	25

LOSS FROM CONTINUING OPERATIONS	(656)	(728)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(12)	(11)

NET LOSS	$(668)	$(739)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A and Class B shares	128,867,193	114,620,692

Loss per share from continuing operations - basic and diluted*	$(0.01)	$(0.01)
Loss per share from discontinued operations - basic and diluted*	$(0.00)	$(0.00)
Net loss per share - basic and diluted*	$(0.01)	$(0.01)

* Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Nine months ended September 30,
In thousands, except share and per share data	2011	2010
NET REVENUES
Travel store monthly renewals	$12,840	$15,912
Travel commissions	4,418	7,544
Travel store new sales	892	2638
Product sales	2,068	822
E-commerce sales	482	622
Other	381	426

Total net revenues	21,081	27,964

OPERATING EXPENSES
Travel store monthly renewal commissions	3,833	4,567
Travel commissions	2,866	4,877
Travel store new sales commissions	918	1,077
Rep bonuses	1,837	2,559
Product commissions	417	79
Product cost of goods sold	633	271
E-commerce commissions	299	414
Depreciation and amortization	588	1,298
Asset impairment	216	-
Gain (loss) on sale of assets	1,218	(2)
Write-down of notes receivable	275	300
General and administrative	11,270	13,905

Total operating expenses	24,370	29,345

OPERATING LOSS	(3,289)	(1,381)

OTHER INCOME (EXPENSE)
Interest and dividend income	106	84
Interest expense	(44)	(247)
Foreign currency translation loss	(4)	(3)

Total other income (expense)	58	(166)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(3,231)	(1,547)

INCOME TAX PROVISION	72	78

LOSS FROM CONTINUING OPERATIONS	(3,303)	(1,625)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(31)	(17)

NET LOSS	$(3,334)	$(1,642)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted for Class A and Class B shares	118,611,596	113,928,914

Loss per share from continuing operations - basic and diluted*	$(0.03)	$(0.01)
Loss per share from discontinued operations - basic and diluted*	$(0.00)	$(0.00)
Net loss per share - basic and diluted*	$(0.03)	$(0.01)

* Amounts for Class A and Class B shares are the same under the two-class method.

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
In thousands	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,334)	$(1,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	588	1,298
Provision for/write-off of uncollectible notes and advances	275	302
Loss (gain) on disposal of property and equipment	760	(2)
Loss from disposal of discontinued operations, net of tax	-	17
Impairment loss on property and equipment	216	-
(Recoveries of) reserve against inventory	19	12
Write-off of deferred gain	(97)	-
Amortization of debt issue costs	-	49
Bad debt provision reversal	-	(74)
Interest income on notes receivable	(95)	-
Shares issued for services	54	-
Shares issued as payment for severance liability	322	-
Stock based compensation - costs associated with sale of assets	359	-
Amortization of restricted stock	52	70
Stock option expense	94	165
Compensation credit	-	(97)
Change in operating assets and liabilities:
Restricted cash-collateral provided by reserves for credit card processing	303	1,616
Accounts receivable	194	(42)
Notes receivable	-	(22)
Inventory	(12)	(54)
Prepaid marketing commissions and advances	776	(117)
Other prepaid expenses and current assets	432	(17)
Other assets	(252)	41
Accounts payable	623	(381)
Accrued commissions	(725)	(659)
Other accrued expenses	(923)	(734)
Other current liabilities	95	45
Deferred charges	(95)	-
Deferred revenue	(1,070)	(221)
Other income tax liabilities	78	(7)
NET CASH USED IN OPERATING ACTIVITIES	(1,363)	(454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(686)	(87)
Proceeds from sale of property and equipment	2,800	22
Collection of notes receivable	227	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,341	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	650
Payment of debt issue costs	-	(36)
Principal repayments of debt	(1,495)	(91)
Proceeds from exercise of warrants	217	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,278)	523

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	(14)

NET DECREASE IN CASH	(304)	(10)
CASH, BEGINNING OF PERIOD	493	678
CASH, END OF PERIOD	$189	$668

YTB INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended September 30,
In thousands	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(44)	$177
Income taxes paid	-	81

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclass of property and equipment to assets held for sale	$-	$1,438
Stock option compensation	95	32
Shares issued for severance liability	315	79
Shares issued for restricted stock grant	(1)	4
Conversion of Class B common stock shares to Class A common stock shares	-	1
Property and equipment included in accounts payable	-	8
Reclassification of notes receivable to deferred charges	550	-

See accompanying notes to unaudited condensed consolidated financial statements.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

YTB International, Inc. has two wholly-owned subsidiaries: YTB, Inc. (formerly ZamZuu Inc., YTB Marketing, Inc., and YourTravelBiz.com, Inc.) and its subsidiaries (collectively, along with YTB International, Inc., “YTB”); and YTB Travel Network, Inc. and its subsidiaries (collectively, “YTB Travel”).  YTB and YTB Travel, together with its subsidiaries, are hereafter collectively referred to as the “Company” unless noted otherwise.

The Company markets and provides internet-based travel-related services and is also a full-service provider of travel products and services to the leisure and small business traveler and offers other general products and services to the consumer.  Each of the two aforementioned operating subsidiaries was formed to divide the Company’s operations into two basic divisions.

YTB offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors) for sales at such websites.  YTB conducts business through marketing, training and support of its Rep sales force.  YTB e-commerce sites allow Subscribers and Affiliates (previously “Free Agents”) to earn commissions on purchases made by consumers from 730 affiliate stores and 21 featured stores, along with the ability to earn revenues through the sale of the Company’s various product lines including Ganovia Coffee, Z mobile marketing, and Suklaa hair and skin care products.

YTB Travel provides customer access to online travel vendors within the personalized sites, as well as access to the same almost 730 affiliate and 21 featured stores within those sites that are located in the YTB e-commerce sites.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers.

Collectively, everyone who purchased a personalized website or pays a monthly fee for a license will be referred to as “Subscribers.”

Reps earn commissions through the recruitment of new Subscribers.  Subscribers earn commissions through sale of product, travel, or e-commerce through their site or through similar activity by an Affiliate, to whom they gave an account.  Affiliates earn commissions through the sale of product, travel, or e-commerce through an account that was given to them by a Subscriber.

NOTE 2 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3 – LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2011, cash totaled $189,000.  Based on current cash flow forecasts of the Company’s short-term and long-term liquidity needs, management believes that the Company’s projected sources of liquidity will be sufficient to meet its projected liquidity needs for the next 12 months.  However, management cannot predict what the effect might be on the Company’s business from events that are beyond the Company’s control, such as the recent global credit and liquidity crisis.  Management will continue to assess the Company’s liquidity position and potential sources of supplemental liquidity in view of the Company’s operating performance, current economic and capital market conditions, and other relevant circumstances.  The Company does not have, but is pursuing the establishment of, a credit facility from which it may draw for its liquidity needs.  However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and further reduce overhead until sufficient additional capital is raised. There can be no assurance that such a plan will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the nine months ended September 30, 2011 and 2010 of $3.3 million and $1.6 million, respectively.   In addition, recent economic conditions and other factors have led to a decrease in the number of active Subscribers in the Company.  The number of active Subscribers has declined during the nine months ended September 30, 2011 by a net of 11,548 to 22,159 from 33,707 as of December 31, 2010. The number of Affiliates added since December 31, 2010 continues to grow with 94,933 at year-end and 66,707 added during the nine months ended September 30, 2011 for a total of 161,640.

The Company is addressing the net year-to-date decline in Subscribers with the following key initiatives, which were introduced in the three months ended September 30, 2011:

•
The Company introduced a new Travel Program that sells for an initial cost of $199.00 with a monthly fee of $49.95 that earns the site owner 60% commission on all travel booked versus 50% commission under the previous program.  The Travel Program sale includes First Class Training, an introductory level travel agent training course, which previously was sold separately for $149.00.

•
A voluntary mentoring Program led by the Company’s Founder Lloyd Tomer, plus other industry experts ("Coach's Corner"), was implemented to train the sales force on how to be successful in business. The cost of the program is $50.00 per month and provides the sales force with frequent training and support via our new mobile platform.

•
Beginning in the third quarter of 2011, the Company introduced a new voluntary $3,600 “Guarantee Program” such that if a participant is a Rep and is in the Mentoring Program, the Company guarantees the participant will earn $3,600 in a twelve month period if he or she follows all the activities that the Company stipulates to the participant. This particular program was initiated in the beginning of the fourth quarter. The Company has implemented similar programs in the past, which have resulted in an increase in sales and retention of our active Subscribers. Anyone who is a current Subscriber in YTB is eligible to participate in the program.

On October 25, 2011, the Company entered into an asset purchase agreement (the “Agreement”), with Sixth Scott, LLC (“Sixth Scott”), to sell YTB Travel Network of Illinois, Inc., a wholly owned subsidiary of YTB Travel Network.  Pursuant to and accordance with terms of the Agreement, YTB agreed to sell, assign, transfer and convey to Sixth Scott the contracts, agreements and licenses held by YTB in relation to the Business (the “Assets”), and Sixth Business agreed to assume the debts, obligations and liabilities related to the Assets. In exchange for the sale, the Company will receive $400,000 at closing, $350,000 upon completion of the transfer of certain agreements, and will receive quarterly payments of net travel commissions for a period of five years.  Net commissions are defined as gross commission receipts less the amount paid to the Company’s agents.  The Company will be paid 50% of this net commission amount on a quarterly basis.  The maximum amount that the Company can receive from the quarterly payments is $1,350,000 annually.  Subsequent to the initial term of the agreement, the Company will receive a payment equal to 3% of net travel revenues based on specified increases in travel bookings from the preceding year.   In addition, the Company expects to gain access to additional travel inventory and vendor contracts that the Company does not currently have access to.  Since the Company maintains a continuing interest and a continuing revenue and cash flow stream from subscribers, this transaction has not been reported as a discontinued operation.

The Company took steps during 2010 to reduce the level of expenditures for corporate operations. In addition to making payroll reductions of $4.0 million during 2010, the Company reduced its utilization of outside contract labor and consulting services by $637,000 in 2010.  Additionally, the Company reduced professional fees by $730,000 in 2010, primarily by switching service provider.  Finally, the Company reduced travel and meeting expenses by $317,000, as part of a Company-wide cost restructuring program during 2010.  Management believes these factors will help reduce the Company’s operating losses and working capital deficiency.  However, there can be no assurance that the Company will be successful in achieving its objectives.

The Company also launched an organic coffee line in the second quarter of 2011, which resulted in gross revenue of $415,000 and $801,000 for the three and nine months ended September 30, 2011, respectively.

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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 4 – SALE OF ASSETS

On March 18, 2011, the Company entered into the Corporate Office Sales Contract with WRC, related to the Property. Pursuant to the Corporate Office Sales Contract, the Company agreed to sell to WRC the Property and all other tangible, intangible and mixed assets owned and used in the operation and maintenance of the Property, including the lease agreement (the “Zeiser Lease”) between the Company and Zeiser Motors, Inc. (“Zeiser”) dated September 29, 2010, and the promissory note (the “Zeiser Note”) executed by Zeiser Automotive in favor of the Company in the principal amount of $550,000 (the “Purchased Assets”). The Company agreed to assign all its right, title and interest to the Zeiser Lease and the Zeiser Note, and guaranty Zeiser’s performance there under at the closing of the sale (the “Closing”). The Closing took place on March 25, 2011. The purchase price for the Purchased Assets was $7,100,000. In exchange for the transfer to WRC of the Purchased Assets, WRC (i) paid the Company $2,790,000 in cash, and (ii) delivered to the Company a non-recourse, interest-free, unsecured promissory note (the “Wood River Note”) in favor of the Company, with a term of three years from the date of Closing, in the principal amount of $4,300,000. Such note has been recorded at its present value of approximately $3,700,000 as of September 30, 2011. In connection with the transaction, the Company also incurred costs relating to the sale of $203,000, which were paid in cash at the date of the closing. Since the Company is retaining a continuing interest in the Property, the sale/leaseback is accounted for under the financing method in which the Company will continue to record and depreciate the related assets. In accordance with certain requirements of the financing method, lease payments for the assets are recorded as a reduction in the finance obligation regarding to the transaction. The accounting of the sale/leaseback transaction under the financing method will continue until the Company’s continuing interest in the related assets ceases. In connection with the transaction, the Company and WRC also entered into certain documents and consummated certain transactions, as discussed below.

Wood River Lease

On March 28, 2011, the Company entered into a commercial lease (the “Company Lease”) with WRC. The initial term of the Company Lease commences on March 25, 2011 and terminates March 31, 2021. Under the Company Lease, the Company agrees to lease 40,000 square feet (the “Leased Premises”) on a triple net basis for equal monthly installments of $1,385 per month for the first three years. In the event the Company and/or Zeiser violate their lease (and/or the Zeiser Note) obligations, then effective immediately, the Company’s annual rent paid in monthly installments shall be at the rate of $20,000 per month or $240,000 annually, for the remaining period of the initial three-year term of the Company Lease.  At the commencement of years four through ten of the Company Lease, WRC may elect to increase the annual rent by a percentage not to exceed the percentage increase, if any, in the national Cost of Living Index.

The Company’s aggregate lease payments for the initial three years of approximately $50,000 are due to the difference in the Company assigning both the Zeiser Note and Zeiser Lease in conjunction with the Company Lease agreement.

If the Company and/or Zeiser violate the payment obligations set forth in the Company Lease, the Company shall be deemed to be in default.  If default is not cured within 5 days, WRC’s obligation to pay the Company $4,300,000 as evidenced by the Wood River Note also signed on March 28, 2011 in conjunction with the Company Lease; the Wood River Note shall be deemed paid in full.

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

WRC and/or its nominee may prepay and/or redeem the Wood River Note without any premium or penalty and be free from all obligations under the Wood River Note any time during the first 18 months from the date of Closing for a purchase price or payment of $2,700,000 or during the next 18 months but before the end of the 36th month from the date of Closing, for a purchase price or payment of $3,200,000. If the Wood River Note is not paid off or redeemed by WRC within three years, the Company agrees to extend the Wood River Note for an additional 12-month period ending at end of day March 25, 2015, but thereafter, the Wood River Note shall be deemed paid in full by WRC. If WRC pays off or redeems the Wood River Note pursuant to the above terms, then effective immediately, the Company’s rent paid shall be at the rate of $20,000 per month or $240,000 annually thereafter.  The Company would have the option to purchase the Purchased Assets for a price of $6,600,000 within a period of 12 months from the date the Wood River Note was paid off or redeemed. Until the Wood River Note is paid off or redeemed, the Company has the option to buy back the Purchased Assets for a cash purchase price of $3,900,000 and release and/or waiver of all payments due from and/or performance by WRC of the Wood River Note.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Assignment of Zeiser Lease and Zeiser Note

On March 28, 2011, the Company entered into an assignment and assumption of lease with WRC pursuant to which the Company assigned all of its interest in and to the Zeiser Lease to WRC. Also on March 28, 2011, in connection with the execution of the corporate headquarters sale to WRC, the Company assigned the Zeiser note to WRC, receiving a discount on the lease rate equal to the amount that would have been received by the Company from Zeiser under the original terms of the note and lease agreement. As a result, the Company reclassified the Zeiser note as a deferred charge of $550,000 as of the date of the transaction. Such amount is being charged to expense over the initial term of the lease. As of September 30, 2011, the Company has recorded $437,000 as deferred charges, which are included as part of other prepaid expenses and current assets.

Termination of FH Partners Mortgage and Note

Also on March 28, 2011, the Company paid to FH Partners LLC, the unrelated third party that held the mortgage relating to the Property (the “FH Partners Mortgage”) prior to the Closing, approximately $1.5 million in full satisfaction of the Company’s obligations pursuant to the FH Partners Mortgage and the related promissory note.

Warrants

Also on March 28, 2011, the Company granted WRC an aggregate of 13,575,000 warrants to purchase Class A Common Shares at an exercise price of $0.032 per share at any time until March 25, 2016. The fair value of the warrants issued was calculated using the Black-Scholes pricing model on the date of the grant, and aggregated $360,000. Such amount was charged to expense on the date of the transaction and is included in the loss on sale of assets during the nine months ended September 30, 2011.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of YTB, and its wholly-owned subsidiaries, YTB and YTB Travel and their subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the SEC.  All intercompany accounts and transactions are eliminated in consolidation.

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

Inventory

Inventories are stated at lower of cost or market and consist of marketing sales aids, other printed marketing materials and apparel.  Cost for all of the Company’s inventories is determined on a first-in, first-out (FIFO) basis.  At the end of each reporting period, when required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.  As of September 30, 2011 and December 31, 2010, the Company had net finished goods inventory of $53,000 and $88,000, respectively, along with work in progress of $28,000 and $0, respectively.  As of September 30, 2011 and December 31, 2010, the Company had inventory reserves of $99,000 and $118,000, respectively, all related to finished goods inventory.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Discontinued Operations

The Company reclassifies material results of operations that have been disposed of or classified as held for sale during the period and gains or losses on disposal of these operations to discontinued operations.  In the second quarter of 2009, the Board of Directors of the Company approved the sale of REZconnect.  As such, REZconnect operations have been presented as discontinued operations for all periods presented.

Share-based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718.  Share-based compensation expense for all share-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions, including the expected life of the option, and such assumptions can materially affect the fair value estimate.  The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model.  The Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Share-based compensation was recorded in the condensed consolidated statements of operations as a component of general and administrative expenses and totaled $42,000 and $60,000 for the three months ended September 30, 2011 and 2010, respectively, and $136,000 and $223,000 for the nine months ended September 30, 2011 and 2010, respectively.

The fair value of share-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair value ranges for the nine months ended September 30, 2011, and 2010:

	2011	2010
Risk-free interest rate	1.59% to 3.08%	1.48% to 1.87%
Dividend yield	N/A	N/A
Expected volatility	118.7% to 128.8%	117.2% to 119.4%
Expected life in years	3.0	3.0 to 3.5

Net Loss Per Share

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B) during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding (both Class A and Class B), plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the lapse of restrictions on restricted stock. These potentially dilutive securities were not included in the calculation of loss per common share for the three and nine months ended September 30, 2011 and 2010 due to the loss the Company incurred during such periods, as their inclusion would have been anti-dilutive.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of the following:

	September 30, 2011	September 30, 2010
Options	5,945,882	6,416,314
Warrants	8,862,500	1,200,000
Restricted Stock	740,491	4,465,162
	15,548,873	12,081,476

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update is effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and international financial reporting standards." This ASU addresses fair value measurement and disclosure requirements within ASC Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any impact on the Company’s condensed consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update is effective for interim and annual periods beginning on or after December 15, 2011. Since this ASU will only change the format of financial statements it is expected that the adoption of this ASU will not have a material effect on a Company’s condensed consolidated financial position and results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

NOTE 6 - NOTES RECEIVABLE

The following is a summary of notes receivable as of September 30, 2011 and December 31, 2010:

Short Term
Dollars in thousands	September 30,	December 31,
	2011	2010

T12B, LLC (F/K/A WR Landing)	$-	$475
Deferred Gain - T12B, LLC	-	(97)
Zeiser Motors	-	104
Reps	50	50
Less allowance for uncollectable notes	(50)	(50)
Balance, end of period	-	$482

Long Term
Dollars in thousands	September 30,	December 31,
	2011	2010

Wood River Capital, LLC	$3,810	-
Zeiser Motors, Inc.	-	30
Balance, end of period	3,810	$30

NOTE 7 – IMPAIRMENT OF LONG-LIVED ASSETS AND WRITE DOWN OF NOTES RECEIVABLE

During the nine months ended September 30, 2010, the Company recorded a charge of $300,000 relating to a write-down of a note receivable.  At  September 30, 2010, the balance of the note remained and was not settled until the fourth quarter of 2010.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2011, the Company recorded a charge of $275,000 relating to a write-down of a note receivable.  The Company received cash proceeds of $231,000 in May 2011, related to the settlement of this note receivable.

During the nine months ended September 30, 2011, the Company recorded a charge of $216,000 related to an impairment of land according to its appraised value.

NOTE 8 - SHARE-BASED PAYMENTS

As of September 30, 2011, the Company has a share-based employee compensation plan, a share-based Sales Director bonus plan and a Travel Site Owner (“TSO”) Stock Purchase Plan (the “TSO SPP”).

2004 Stock Option and Restricted Stock Plan.

Stock Options

The Company recognized $27,000 and $37,000 in compensation expense for all stock options issued under the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) for the three months ended September 30, 2011 and 2010, respectively, and $84,000 and $153,000 for the nine months ended September 30,2011 and 2010, respectively. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity awarded for forfeitures based on a review of recent forfeiture activity and expected future employee turnover. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period. Unrecognized expense related to future service on existing stock options granted under the 2004 Plan as of September 30, 2011 and 2010 was $67,000 and 156,000, respectively.

During the nine months ended September 30, 2011, the Company granted an aggregate of 895,000 options to purchase common stock to various employees of the Company under the 2004 Plan.  The options have an exercise price of $0.035 per share and vest over 3 years.  The fair value of the options was calculated using the Black-Scholes pricing model on the date of the grant, and aggregated $23,270.

Restricted Stock Awards

The Company calculated the fair market value of the restricted stock grants awarded during the three and nine months ended September 30, 2011 by using the share price of the Company’s Class A Common Stock on the respective grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures. The Company recorded $15,000 and $22,000 as net compensation expense related to the amortization of all restricted stock awards issued under the 2004 Plan for the three months ended September 30, 2011 and 2010, respectively, and $52,000 and $70,000 for the nine months ended September 30, 2011 and 2010, respectively.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.  During the nine months ended September 30, 2011, the Company issued 302,507 shares of Class A Common Stock and 440,324 shares of Class B Common Stock to Sales Directors.  As of September 30, 2011, there was $77,000 of unrecognized compensation expense related to the 740,491 shares of unvested restricted stock. The total unrecognized compensation expense related to these non-vested awards is expected to be recognized over a period of 1.10 years based on the weighted average period.

On May 26, 2011, the Company’s Board of Directors granted the 2011 annual Board of Directors restricted stock award under the Amended Compensation Policy to six members of the Company’s Board of Directors.  Each award consisted of 30,000 shares of the Company’s Class A Common Stock and vests on the first anniversary of the grant date.  The Company calculated the cost for the restricted stock grants by using the fair market value of the Company’s Class A Common Stock on the grant date, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  The Company recognized compensation expense for the amortization of the awards of $4,000 and $6,000 for the three and nine months ended September 30, 2011, respectively.

TSO Stock Purchase Plan

The Company recognized $3,000 and $3,000, respectively, as a reduction in revenues for equity unit options purchased under the TSO SPP for the three months ended September 30, 2011 and 2010, respectively, and $12,000 and $12,000 for nine months ended September 30, 2011 and 2010, respectively.  Unrecognized expense related to future service on existing equity unit options purchased under the TSO SPP as of September 30, 2011 and 2010 was $39,000 and $50,000, respectively.  There were 37,569 Class A and 37,569 Class B shares forfeited under the TSO SPP for the nine months ended September 30, 2011.  There were 106,112 Class A and 106,112 Class B shares forfeited under the TSO SPP for the nine months ended September 30, 2010.

Option Summary

The following table provides additional information with respect to the aggregate stock option plan activity during 2011 under the Company’s 2004 Plan, the 2007 Sales Director Bonus Plan, and the TSO SPP, taken as a whole:

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	5,953,196	$0.28	$0.17	4.56	$-
Granted	895,000	0.04	0.03	-	-
Forfeited	(602,314)	0.08	0.05	-	-
Expired	(300,000)	1.67	1.08	-	-
Exercised	-	-	-	-	-
Options outstanding at September 30, 2011	5,945,882	$0.19	$0.12	4.11	$22,375.00

Options exercisable at September 30, 2011	2,549,620	$0.31	$0.06	3.95	$-

The weighted average grant date fair value of options granted during the nine months ending September 30, 2011 and 2010 was $0.03 and $0.04, respectively.

A summary of stock options outstanding and exercisable as of September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
$0.04 - $1.00	5,345,882	3.87	$0.09	2,069,620	$0.13
$1.01 - $1.67	600,000	6.26	1.09	480,000	1.09
Total	5,945,882	4.11	$0.19	2,549,620	$0.31

One-Time Restricted Stock Award

On January 2, 2011, an aggregate of 2,743,548 restricted shares scheduled to vest were forfeited due to performance conditions not being met.

Summary

The following table summarizes the status of restricted shares under the Company’s 2004 Plan and the one-time restricted stock award during the nine months ended September 30, 2011:

		Weighted
		average
	Restricted	grant-date
	shares	fair value
Non-vested at January 1, 2011	4,505,162	$0.67
Granted	180,000	0.08
Vested	(1,201,123)	0.09
Forfeited	(2,743,548)	1.03
Non-vested at September 30, 2011	740,491	$0.13

The Company recognized total compensation cost in the condensed consolidated statements of operations for all stock option and restricted stock plans of $46,000 and $63,000 for the three months ended September 30, 2011 and 2010, respectively, and $147,000 and $235,000 for the nine months ended September 30, 2011 and 2010, respectively.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company two classes of common stock (Class A and Class B), which are identical in all respects except as to voting power, as shares of Class A Common Stock are entitled to one-tenth vote per share, and shares of Class B Common Stock are entitled to one vote per share, on all matters submitted to a vote of our stockholders. Shares of Class B Common Stock are converted into shares of Class A Common Stock, on a one-for-one basis, at the option of the holder, and automatically convert into shares of Class A Common Stock, on a one-for-one basis, upon sale or other disposition (with the exception of transfers under certain circumstances).

The conversion of Class B to Class A shares totaled 160,039 and 448,968 shares for the three months ended September 30, 2011 and 2010, respectively, and 443,410 and 641,686 for the nine months ended September 30, 2011 and 2010, respectively.

During the three months ended September 30, 2011, the Company issued an aggregate of 2,342,674 shares of Common Stock with an aggregate fair value of $149,000 to Michael Brent and Derek Brent under the terms of an employment severance agreement.  During the nine months ended September 30, 2011 and 2010, the Company issued 6,563,902 and 1,198,032 shares of Common Stock, respectively with a fair value of $322,000 and $63,000, respectively, to Michael Brent and Derek Brent under the terms of an employment severance agreement.

During the nine months ended September 30, 2011, the Company issued 448,292 shares of Class A Common Stock to the Board of Directors under the terms of prior years annual and at election award agreements.

During the nine months ended September 30, 2011, the Company issued 301,000 shares of Class A Common Stock to members of Coach’s Corner, a level achieved in YTB once a Rep has 30 active Subscribers in their organization.

During the nine months ended September 30, 2011, the Company granted an aggregate of 250,000 warrants to purchase Class A Common Shares at an exercise price of $0.08 per share at anytime until June 7, 2016 to three individuals for performing consulting services to the Company for the period of May 1, 2011 thru September 30, 2011. The fair value of the warrants issued was calculated using the Black-Scholes pricing model on the date of the grant, and aggregated $15,500.  Such amount is being amortized to consulting expense over the five month period of the consulting agreement.

During the nine months ended September 30, 2011, the Company granted an aggregate of 625,000 warrants to purchase Class A Common Shares at an exercise price of $0.08 per share at anytime until June 7, 2016 to one Sales Director as payment for a bonus. The fair value of the warrants issued was calculated using the Black-Scholes pricing model on the date of the grant, and aggregated $39,000.  Such amount was charged to commission expense on the date of the transaction.

On June 30, 2011, the Company received cash proceeds of $217,000 from the exercise of 6,787,500 warrants to purchase Common Stock.

NOTE 10 - RELATED PARTY TRANSACTIONS

Certain members of management of the Company own a company that YTB utilizes for the printing, shipping and fulfillment of its sales materials and for various other marketing initiatives. The Company incurred an expense of $3,000 and $1,000 during the three months ended September 30, 2011 and 2010, respectively, and $16,000 and $3,000 for the nine months ended September 30, 2011 and 2010, respectively, for these services.  Included in accounts payable on the condensed consolidated balance sheet at September 30, 2011 and December 31, 2010, are $2,000 and $0, respectively, for amounts due by the Company for these services.

During the three months ended September 30, 2011 and 2010, the Company incurred an expense of $93,000 and $135,000, respectively, to J. Lloyd “Coach” Tomer, former Chairman of the Company’s Board of Directors, for commissions earned as a Rep, and $312,000 and $430,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and December 31, 2010, $73,000 was included in accounts payable on the condensed consolidated balance sheets and $195,000 and $401,000, respectively, are included in accrued commissions for commissions due to Mr. Tomer.  The Company also expended $1,000 and $2,000, respectively, in book royalty fees to Mr. Tomer during the nine months ended September 30, 2011 and 2010.

During the three months ended September 30, 2011 and 2010, the Company incurred an expense of $60,000 and $85,000 respectively, to J. Scott Tomer, Chairman of the Company’s Board of Directors, for commissions earned as a Rep, and $206,000 and $237,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and December 31, 2010, $8,000 is included in accounts payable on the condensed consolidated balance sheets and $19,000 and $23,000, respectively, are included in accrued commissions for commissions due to Mr. Tomer.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

During the three months ended September 30, 2011 and 2010, the Company incurred an expense of $16,000 and $46,000, respectively, to J. Kim Sorensen, Vice Chairman of the Company’s Board of Directors, for commissions earned as a Rep, and $56,000 and $105,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and December 31, 2010, $43,000 is included in accounts payable on the condensed consolidated balance sheets and $50,000 and $54,000, respectively, are included in accrued commissions for commissions due to Mr. Sorensen.

During the three months ended September 30, 2011 and 2010, the Company incurred an expense of $1,000 and $5,000 respectively, to Lou Brock, a member of the Company’s Board of Directors, for commissions earned as a Rep and a TSO, and $6,000 and $18,000 for the nine months ended September 30, 2011 and 2010, respectively.  Included in accrued commissions on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 are $0 and $2,000, respectively, for commissions due to Mr. Brock.

The Company incurred no expense in legal fees to Sivia Business and Legal Services, P.C. and Humes Law Office for work performed by Jack Humes, a member of the Board, for the three months ended September 30, 2011 and 2010, respectively, and $12,000 and $1,000 for the nine months ended September 30, 2011 and 2010, respectively.  Included in accounts payable at September 30, 2011 and December 31, 2010, is $0 and $1,000, respectively, for amounts due Sivia Business and Legal Services, P.C.  Mr. Humes previously owned Humes Law Office as a sole practitioner. Effective January 1, 2011, Humes Law Office merged with Sivia Business and Legal Services, P.C. where Mr. Humes now holds the position of "of Counsel" and continues to provide legal services to select clients of the former Humes Law Office as well as clients of the Sivia Business and Legal Services, P.C. firm.  The independent members of the Board approved the fees which related to the corporate headquarters building asset sale.

During the three and nine months ended September 30, 2011, the Company incurred a consulting expense of $19,000 to Reality Salon and Spa.    There are $0 included in accounts payable on the condensed consolidated balance sheets as of September 30, 2011. Reality Salon and Spa is owned by Cynthia Van Patten, the wife of CEO, Bob Van Patten. The Company introduced a new hair care, skin care, and cosmetic product line (Suklaa) utilizing the expertise of two industry experts, Chae Organics and Reality Salon and Spa.

NOTE 11 – DISCONTINUED OPERATIONS

The following table summarizes the net revenues and operating results for the REZconnect operations included in discontinued operations for the three and nine months periods ending September 30:

In thousands	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net revenues	$-	$-	$-	$-

Loss from operations before income tax provision	$-	$-	$-	$-

Income tax provision	-	-	-	-

Loss on disposal, net of tax	(12)	(11)	(31)	(17)

Loss on discontinued operations, net of tax	$(12)	$(11)	$(31)	$(17)

The following table summarizes the contract termination costs in the accrued exit cost liability for the REZconnect subsidiary:

In thousands	Fair value at December 31, 2010	Common stock settlements	Cash payments	Non-cash accretion	Fair value at September 30, 2011

Total exit costs	$1,769	$(322)	$(169)	$31	$1,309

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

In the Company’s condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 the current portion of the liability balance is $649,000 and $627,000, respectively, and is included in other accrued expenses and the long-term portion is approximately $660,000 and $1.1 million, respectively, and is included in other liabilities.

NOTE 12 - SEGMENT INFORMATION

In accordance with ASC 280, “Segment Reporting”, operating segments are the components for which separate and discrete financial information is available and used by management in making decisions on how we allocate resources and access performance.

The Company operates in the following two business segments: marketing of personalized websites, including the development of a sales network (“Marketing”); and sales of travel and other commissionable products through personalized websites (“Product”), formerly referred to as the Travel segment. The Company’s business segments operate primarily in the United States, but also have operations in Canada, Bermuda and the Bahamas and are structured for potential additional international growth.

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

In thousands

Three months ended September 30, 2011	Marketing	Product	Parent	Total

External and inter-segment revenue	$4,105	$2,689	$-	$6,794
Loss from continuing operations	(699)	43	-	(656)
Assets	3,612	556	12,249	16,417
Depreciation and amortization	122	26	-	148
Capital expenditures	-	-	-	-

Three months ended September 30, 2010	Marketing	Product	Parent	Total

External and inter-segment revenue	$6,061	$3,789	$-	$9,850
Loss from continuing operations	(481)	(247)	-	(728)
Assets (1)	5,030	787	9,837	15,654
Depreciation and amortization	319	89	-	408
Capital expenditures	93	-	-	93

Nine months ended September 30, 2011	Marketing	Product	Parent	Total

External and inter-segment revenue	$14,070	$7,011	$-	$21,081
Loss from continuing operations	(2,497)	(806)	-	(3,303)
Assets	3,612	556	12,249	16,417
Depreciation and amortization	516	72	-	588
Capital expenditures	-	-	243	243

Nine months ended September 30, 2010	Marketing	Product	Parent	Total

External and inter-segment revenue	$18,921	$9,043	$-	$27,964
Income (loss) from continuing operations	58	(1,683)	-	(1,625)
Assets (1)	5,030	787	9,837	15,654
Depreciation and amortization	1,065	233	-	1,298
Capital expenditures	93	-	2	95

(1) Segment totals represent assets as of December 31, 2010

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 13 - INCOME TAXES

As of September 30, 2011 and December 31, 2010, the Company had approximately $200,000 of unrecognized tax benefits.  Of the unrecognized tax benefits at September 30, 2011, $185,000, if recognized, would impact the Company’s effective income tax rate.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leases certain office space and equipment under non-cancellable operating lease agreements expiring at various dates through fiscal year 2021.

Rental expense from continuing operations for all locations for the three months ended September 30, 2011 and 2010 are $11,000 and $43,000, respectively, and $46,000 and $112,000 for the nine months ended September 30, 2011 and 2010, respectively.

Minimum future rental payments under non-cancelable operating leases as of September 30, 2011 are as follows:

Dollars in thousands
Lease
Obligations

2011	$11
2012	39
2013	25
2014	184
2015	240
2016 and beyond	1,260

Total	$1,759

NOTE 15 – SALE OF YTB TRAVEL NETWORK OF CANADA ULC

Effective May 1, 2011, YTB Worldwide Travel, Inc. (“YTB Worldwide”), an indirect, wholly owned subsidiary of YTB International, Inc., entered into a stock purchase agreement (the “Canada Sales Agreement”) with 7788509 Canada, Inc. (the “Buyer”).  Pursuant to the terms of the Canada Sales Agreement, YTB Worldwide agreed to sell its ownership interest in YTB Travel Network of Canada, ULC, d/b/a Sunrise Travel Service, a wholly owned subsidiary of YTB Worldwide (“Sunrise”).  The net liabilities of YTB Worldwide as of the date of the transaction were approximately $35,000. On the date of the transaction, the Company recognized a gain of $35,000, which has been recorded as part of general and administrative expenses in the accompanying condensed consolidated financial statements of operations.  In exchange for selling its ownership interest in YTB Worldwide to the Buyer, the Company will receive certain royalty amounts for each of its web site owners and business owners, and will continue to provide certain services to the Buyer.  The sale of the Canadian subsidiary was only related to the sale of the YTB Travel Network. YTB retained YourTravelBiz.com Canada, ULC, its marketing subsidiary. YTB will continue to service YTB Travel Network by providing the Subscriber base and customer that will ultimately earn YTB Travel Network the travel commission revenue. At the same time, YTB relies on YTB Travel Network to be the Company’s supplier for travel commission earnings to its Subscribers. The disposition of the Canadian subsidiary has not been reported as Discontinued Operations because there remains an on-going relationship between YTB and the Buyer, which will generate revenues and cash flows. As of September 30, 2011, the Company has included $0 of amounts due to the Buyer as part of other accrued expenses.

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

On June 5, 2009, the Court granted the Company’s motions and dismissed the class action complaint, but granted the plaintiffs leave to file an amended complaint that conformed with the Court’s ruling.  On July 15, 2009, the plaintiffs filed an amended complaint that purported to conform to the Court’s ruling.  The amended complaint asserts claims similar to those contained in the dismissed complaint.  On July 20, 2009, the Court, acting on its own motion, struck the plaintiffs’ amended complaint in its entirety based on the Court’s belief that the amended complaint does not pass muster under the applicable federal pleading standards.  On July 27, 2009, the plaintiffs filed motions for leave with the Court to amend their complaints.  The Court granted their motions and a second amended complaint was filed on December 24, 2009.  On February 12, 2010, the Company filed motions to dismiss the amended consolidated complaint.  On April 19, 2010, the Court granted the Motion to Dismiss as to all the out-of-state plaintiffs.  As a result, there is only one remaining plaintiff who is a citizen of Illinois.  Consequently, the Court has requested further briefing on the issue of whether the Court retains jurisdiction to hear the matter when both plaintiffs and defendants are citizens of the same state.  The additional briefing was due on May 19, 2010.  On May 26, 2010, the Court dismissed the last remaining Plaintiffs.  Plaintiffs subsequently filed an appeal with the Seventh Circuit.  Oral argument for the appeal occurred on February 25, 2011. Additionally, on June 16, 2011, the Plaintiffs have filed a new class action complaint with substantially the same allegations in Illinois state court.  This state court complaint has been removed to Federal Court and motions to dismiss the suit were recently denied.

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

On July 27, 2011, the Seventh Circuit Court of Appeals overruled the District Court’s dismissal of the national class-action and remanded the case for further proceedings. Therefore, there are currently two suits pending, essentially seeking forth similar claims, and the District Court has ordered that they be consolidated for further proceeding.

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

•
The Company no longer sells websites. Pursuant to the terms of the Stipulated Judgment, if the defendants begin selling web sites again, they must comply with certain requirements outlined in the Stipulated Judgment.

•
If the defendants make representations regarding income, compensation or lifestyle enjoyed by a Website Owner or Website Distributor, the defendants must provide certain disclosures, including regarding recent Website Owner or Website Distributor, as the case may be, compensation.

•
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

•
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

•
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

YTB INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.

NOTE 17 - SUBSEQUENT EVENTS

On October 25, 2011, the Company executed an asset purchase agreement with Sixth Scott, LLC. See Note 3 for further description.

As of November 4, 2011, shareholders had exchanged 47,565 shares of Class B Common Stock for the same amount of shares of Class A Common Stock.

On October 10, 2011, the Company issued 982,583 Class A shares with a fair value of $54,533 under the terms of an employment severance agreement.

On October 14, 2011, the Company issued 10,000 Class A shares with a fair value of $510 and an effective date of September 14, 2011 under the terms of a restricted stock agreement with a member of the Board of Directors.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders.  In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions.  Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors, risks and uncertainties can be found in Item 1A of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010 as may be updated from time to time in the Company’s filings with the SEC.

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

Overview

We are a leading marketer and provider of internet-based business solutions offering travel-related services, as well as shopping opportunities through 730 affiliate stores and 21 featured stores.  We operate through our two wholly-owned subsidiaries and their respective subsidiaries: YTB, Inc. (formerly ZamZuu Inc., YTB Marketing, Inc. and YourTravelBiz.com, Inc., “YTB”) and YTB Travel Network, Inc. (“YTB Travel”).

The Company markets and provides internet-based travel-related services and is also a full-service provider of travel products and services to the leisure and small business traveler and offers other general products and services to the consumer.  Each of the two aforementioned operating subsidiaries was formed to divide the Company’s operations into two basic divisions.

YTB offers e-commerce business solutions via personalized websites and proprietary technology and compensates its Independent Marketing Representatives (“Reps”) (independent contractors) for sales at such websites.  YTB conducts business through marketing, training, and support of its Rep sales force.  YTB e-commerce sites allow Subscribers and Affiliates to earn commissions on purchases made by consumers from 730 affiliate stores and 21 featured stores, along with the ability to earn revenues through the sale of the Company’s various product lines including Ganovia Coffee, Z mobile marketing, and Suklaa hair and skin care products.

YTB Travel provides customer access to online travel vendors within the personalized sites, as well as access to the same almost 730 affiliate and 21 featured stores within those sites that are located in the YTB e-commerce sites.  YTB Travel also supports online booking transactions, supplies personal fulfillment services, manages group travel sales, collects retail product and travel commissions from vendors, and pays retail product and travel sales commissions.  YTB Travel is the travel management subsidiary that processes retail and travel sales from online vendors, processes and handles bookings (reservations) from the personalized sites, negotiates deals with preferred vendors, and receives incentives based on the volume of business produced through those sites.  The fulfillment services are offered through interactive, real-time booking engines and include access to preferred deals with leading travel industry suppliers.

YTB INTERNATIONAL, INC.

Collectively, everyone who purchased a personalized website or pays a monthly fee for a license will be referred to as “Subscribers.”

Reps earn commissions through the recruitment of new Subscribers.  Subscribers earn commissions through sale of product, travel, or e-commerce through their site or though similar activity by an Affiliate, whom they gave a site to.  Affiliates earn commissions through the sale of product, travel, or e-commerce through a site that was given to them by a Subscriber.

The Company believes that the shift to the internet for shopping and for booking travel and our unique programs for our Subscribers place us in a valuable and unique position to provide an income stream for our Subscribers and allows the ultimate consumer a choice of booking his or her travel through the ever-growing internet travel industry and/or to shop online at 730 affiliate stores offering cash back as well as discounts.  The emerging market shift to the internet for shopping and travel services presents the opportunity for advancement of products and services by referral relationships.  Typical online travel merchants sell a commodity (travel), which does not engender strong customer loyalty.  By contrast, each Subscriber develops personal relationships with his or her customers, who book travel or shop through the personalized sites, thereby creating a significant advantage for our sales force over the major online travel companies and online shopping sites.  Typically, the cost to book a trip through a Subscriber is nearly identical to booking a trip through a major online travel company, although our costs are not necessarily the same or less expensive than other travel websites.  The personalized sites provide access to more than 35 booking engines, including Neat Group, Travel (a subsidiary of Orbitz Worldwide, Hotels.com, Apple Vacations, Collette Vacations, and others.  For shopping, customers receive cash back in the typical range of 3% to 7.5% and are eligible for all discounts offered by the online retailer.

Our revenues are comprised primarily of the sale of personalized websites and monthly fees, commissions paid by travel providers, commissions on the sales of products through the YTB network of online retail stores and direct sales of travel.  In addition, certain travel suppliers pay performance-based compensation known as “override commissions” or “overrides.”  Commission revenues and gross retail sales, net of allowances for cancellations, are recognized generally based on either the expected date of travel or the retail product date of purchase.  Overrides are recognized on an accrual basis based on prior year’s expense adjusted for current year volumes.

Commissions earned on affiliated stores are in the form of cash back to the customer making the purchases and a matching payment to the Subscribers with the rates in a range of 3% to 7.5% of the purchase.  Commissions earned on featured stores range up to 50%, with the Company earning the first 20% of the gross commission and the Subscriber and marketing organization sharing the remaining 80%.

The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change.  Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% to 12% for hotel reservations, 5% to 10% for car rentals, 10% to 18% for cruises and vacation packages, and a nominal service fee for airline tickets when purchased from a consolidator.  During the past several years, leisure vendors (including tour operators, cruise lines, hotel and car packagers) have not reduced their commission levels but in fact have offered YTB Travel incentive commissions above the standard compensation for its volume of business.  YTB Travel expects that its average commission rate from online transaction revenues will increase due to a higher proportion of non-commodity product sales and an increase in higher profit negotiated preferred supplier contracts.  Each Subscriber pays a monthly web hosting fee of $49.95, and can earn transactional compensation from travel purchased from his or her personalized website in the range of 60% to 80% of the commission earned by YTB Travel.  There can be no assurance that travel suppliers will not reduce commission rates paid to YTB Travel or eliminate such commissions, which could, individually or in the aggregate, have a material adverse effect on our business, operating results and financial condition.

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

Prior to the first quarter of 2010, the Company had reported in two operating segments, Marketing and Travel.  With the launch of ZamZuu (currently YTB, Inc.) in January 2010, the Company renamed the Travel segment as the Product segment since YTB Travel processes both commissions received and paid on retail products purchased through the ZamZuu business solution in addition to travel commissions.

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

YTB INTERNATIONAL, INC.

Current State of the Company

The Company’s total net revenue for the three month period ended September 30, 2011 decreased $3.1 million to $6.8 million, compared to $9.9 million for the three month period ended September 30, 2010. The Company’s total net revenue for the nine month period ended September 30, 2011 decreased $6.9 million to $21.1 million, compared to $28.0 million for the nine month period ended September 30, 2010. Net results for the three month period ended September 30, 2011 decreased $142,000 to a net loss of $668,000, as compared to a net loss of $739,000 for the three month period ended September 30, 2010.  Net results for the nine month period ended September 30, 2011 increased $1.7 million to a net loss of $3.3 million, as compared to a net loss of $1.6 million for the nine month period ended September 30, 2010.

We anticipate an increase in revenues in the short-term due to the new programs that were announced at our national convention in July along with the impact that the travel agreement will have on the YTB Travel offering, including better commission opportunities and increased access to inventory.

Although the active number of Subscribers has decreased during the three and nine months ended September 30, 2011 by a net of 3,508 and 11,548, respectively, the active number of Affiliates increased by 9,725 and 66,707, respectively, during the three and nine months ended September 30, 2011.

The Company is addressing the net year-to-date decline in Subscriber retention with the following key initiatives:

•	The Company plans to continue to create marketing materials in support of the new products that were introduced at the 2011 National Convention to further enhance and diversify its revenue stream.

•	The product launch for sale of organic coffee in the second quarter of 2011 generated revenue of $415,000 and $801,000 for the three and nine months ended September 30, 2011, respectively.

•
New product launches of mobile marketing, identity theft and child internet safety were launched or are in development to be launched in the third quarter for use by our Subscribers in promoting the sale of products to the Affiliate base of customers.  The mobile marketing product was well received during our 2011 National Convention, and will supply the Company with an additional revenue stream along with a tool that the Company’s Subscribers can use to build their business.

•
The Company introduced a new Travel Program that sells for an initial cost of $199.00 with a monthly fee of $49.95 that earns the site owner 60% commission on all travel booked versus 50% commission under the previous program.  The Travel Program sale includes First Class Training which previously was sold separately for $149.00.

•
A voluntary mentoring Program led by the Company’s Founder Lloyd Tomer, plus other industry experts, was implemented to train the sales force on how to be successful in business. The cost of the program is $50.00 per month and provides the sales force with frequent training and support via our new mobile platform.

•
Beginning in the third quarter of 2011, the Company introduced a new voluntary $3,600 “Guarantee Program” such that if a participant is a Subscriber and is in the Mentoring Program, the Company guarantees the participant will earn $3,600 in a twelve month period if he or she follows all the activities that the Company stipulates to the participant.  The Company has implemented similar programs in the past which have resulted in an increase in sales and retention of our active Subscribers. Anyone who is a current Subscriber in YTB is eligible to participate in this program.

On October 25, 2011, the Company entered into an asset purchase agreement (the “Agreement”), with Sixth Scott, LLC (“Sixth Scott”), to sell YTB Travel Network of Illinois, Inc., a wholly owned subsidiary of YTB Travel Network.  Pursuant to and accordance with terms of the Agreement, YTB agreed to sell, assign, transfer and convey to Sixth Scott the contracts, agreements and licenses held by YTB in relation to the Business (the “Assets”), and Sixth Business agreed to assume the debts, obligations and liabilities related to the Assets. In exchange for the sale, the Company will receive $400,000 at closing, $350,000 upon completion of the transfer of certain agreements, and will receive quarterly payments of net travel commissions for a period of five years.  Net commissions are defined as gross commission receipts less the amount paid to the Company’s agents.  The Company will be paid 50% of this net commission amount on a quarterly basis.  The maximum amount that the Company can receive from the quarterly payments is $1,350,000 annually.  Subsequent to the initial term of the agreement, the Company will receive a payment equal to 3% of net travel revenues based on specified increases in travel bookings from the preceding year.  Management expects that the Company will be able to reduce its payroll and certain general and administrative expenses as a result of this transaction, although there can be no assurance that it will be able to do so.  In addition, the Company expects to gain access to additional travel inventory and vendor contracts that the Company does not currently have access to.  Since the Company maintains a continuing interest and a continuing revenue and cash flow stream from subscribers, this transaction has not been reported as a discontinued operation.

We believe that our projected sources of liquidity will be sufficient to meet the anticipated cash needs of both our marketing segment and our product segment for the next 12 months.  See – “Liquidity and Capital Resources.”

YTB INTERNATIONAL, INC.

Current Subscriber Activity

The following tables set forth information concerning (i) the number of Subscribers that were added to, and those that were deactivated from (by non-payment or cancellation), our organization during each of the three and nine months ended September 30, 2011 and 2010, and (ii) the weighted average number of active Subscribers during each such period:

2011	Beginning Balance Active Subscribers	New Subscribers	Deactivations	Ending Balance Active Subscribers	Weighted Average Active Subscribers

Three months ended September 30, 2011	25,667	2,084	5,592	22,159	23,376

Nine months ended September 30, 2011	33,707	11,517	23,065	22,159	27,544

2010	Beginning Balance Active Subscribers	New Subscribers	Deactivations	Ending Balance Active Subscribers	Weighted Average Active Subscribers

Three months ended September 30, 2010	32,343	8,395	3,819	36,919	34,173

Nine months ended September 30, 2010	41,174	15,045	19,300	36,919	35,120

The above figures represent the number of active Subscribers paying the Company a monthly fee of $49.95.  Prior to August 22, 2010, the Company sold these sites for an initial sign-up fee of $249.95 and $449.95.  During the three and nine months ended September 30, 2010, the Company sold 200 and 1,017 subscriptions for a $449.95 initial sign-up fee.  Additionally, during the three and nine months ended September 30, 2010 the Company sold 2,467 and 8,206 subscriptions, respectively, at a rate of $249.95.  During the nine months ended September 30, 2010 the Company sold 94 subscriptions on a payment plan of $99.95 per month.  In August 2010, the Company changed its business model to discontinue PDS sales, eliminate the $249.95 set-up fee and begin selling license to Brokers for a monthly fee of $49.95.  In February 2011, the Company changed the broker license to include a processing fee of $50.00 in addition to the first monthly fee of $49.95.  During the three months ended September 30, 2011 the Company sold 1,200 broker licenses for $99.95.  For the nine months ended September 30, 2011 the Company sold 3,157 broker licenses for $49.95 and 7,476 broker licenses for $99.95. For the three and nine months ended September 30, 2010, the Company sold 5,728 broker licenses for $49.95.  For the three and nine months ended September 30, 2011 the Company sold 884 personalized websites for $199.00 that includes First Class Training in the enrollment price.

A Subscriber can be deactivated for a number of reasons.  For example, the payment method used to pay for monthly web hosting fees may no longer be valid or may have been changed and a Subscriber may fail to update this information.  If the Subscriber fails to provide payment for future months’ web hosting fees in advance of the service being provided, the Subscriber will be deactivated automatically after an applicable grace period.  We also have a cancellation policy that allows a Subscriber to voluntarily discontinue his or her personalized website, which is deactivated at the time the request is made.  Websites may be reactivated by simply resuming payment of monthly web hosting fees from that point forward.  We reserve the right to deactivate any Subscriber that we believe may have fraudulent activity associated with it or with its owner.

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

The decline on a year-to-year basis of our organization that is evidenced by the above numbers directly impacts our financial results, both in terms of revenue and expense recognition.  As fewer websites are sold and maintained, the amount of marketing and travel and product commissions correspondingly decreases.  As these decreases occur, we must reduce infrastructure costs that are volume driven, such as wage and benefit costs as well as other discretionary expenditures.

2011	Beginning Balance Affiliates	New Affiliates	Deactivations	Ending Balance Active Affiliates	Weighted Average Active Affiliates

Three months ended September 30, 2011	151,915	9,725	-	161,640	159,896

Nine months ended September 30, 2011	94,933	66,707	-	161,640	141,539

Three months ended September 30, 2010	-	-	-	-	-

Nine months ended September 30, 2010	-	-	-	-	-

The above figures represent the impact the new business model has on expanding the number of active site owners. The New Affiliates represent the number of “free” sites given away by the Subscriber. The New Affiliates can shop on the Affiliate Network or on a Featured Store and earn 30% commission. Thus the Subscriber is building an active home based business as Affiliates are signed up and begin shopping on the YTB ecommerce platform.

2011	Beginning Balance Active Subscribers & Affiliates	New Subscribers	Subscriber Deactivations	Ending Balance Active Subscribers & Affiliates	Weighted Average Active Subscribers & Affiliates

Three months ended September 30, 2011	177,582	11,809	5,592	183,799	183,272

Nine months ended September 30, 2011	128,640	78,224	23,065	183,799	169,083

Three months ended September 30, 2010				0

Nine months ended September 30, 2010				0

The above figures show a growing database of customers to which YTB can market to with existing products listed on the website as well as new products. The continued focus in the future will be to add products to our offering and make them available to our growing base of Subscribers and Affiliates. Once someone becomes an Affiliate he or she remains an Affiliate until he or she requests deactivation from the Company.

YTB INTERNATIONAL, INC.

Results of Operations

Three months ended September 30, 2011 compared to September 30, 2010

	Three months ended September 30,
In thousands	Marketing				Product				Total
	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Travel site monthly renewals	$3,631	$4,953	$(1,322)	(26.7%)	$-	$-	$-	n/m *	$3,631	$4,953	$(1,322)	(26.7%)
Travel store sales	208	771	(563)	(73.0%)	-	-	-	n/m *	208	771	(563)	(73.0%)
Travel commissions	-	-	-	n/m *	1,709	3,205	(1,496)	(46.7%)	1,709	3,205	(1,496)	(46.7%)
Product sales	-	-	-	n/m *	883	333	550	165.2%	883	333	550	165.2%
E-commerce sales	-	-	-	n/m *	83	237	(154)	(65.0%)	83	237	(154)	(65.0%)
Other	266	337	(71)	(21.1%)	14	14	-	0.0%	280	351	(71)	(20.2%)

Total net revenues	4,105	6,061	(1,956)	(32.3%)	2,689	3,789	(1,100)	(29.0%)	6,794	9,850	(3,056)	(31.0%)

OPERATING EXPENSES
Travel store monthly commissions	$1,039	$1,619	$(580)	(35.8%)	$-	$-	$-	n/m *	$1,039	$1,619	$(580)	(35.8%)
Travel store new sales commissions	257	137	120	87.6%	-	-	-	n/m *	257	137	120	87.6%
Rep bonuses	534	1,080	(546)	(50.6%)	-	-	-	n/m *	534	1,080	(546)	(50.6%)
Travel commissions	-	-	-	n/m *	1,130	2,025	(895)	(44.2%)	1,130	2,025	(895)	(44.2%)
Product commissions	-	-	-	-	95	13	82	630.8%	95	13	82	630.8%
Product cost of goods sold	-	-	-	-	237	96	141	146.9%	237	96	141	146.9%
E-commerce commissions & COGS	-	-		-	45	71	(26)	(36.6%)	45	71	(26)	(36.6%)
Depreciation and amortization	122	319	(197)	(61.8%)	26	89	(63)	(70.8%)	148	408	(260)	(63.7%)
Write- down of notes receivables	-	213	(213)	(100.0%)	-	87	(87)	(100.0%)	-	300	(300)	(100.0%)
General and administrative	2,840	3,095	(251)	(8.1%)	1,115	1,617	(502)	(31.0%)	3,959	4,712	(753)	(16.0%)

Total operating expenses	4,792	6,463	(1,671)	(25.9%)	2,648	3,998	(1,350)	(33.8%)	7,440	10,461	(3,021)	(28.9%)

OPERATING INCOME (LOSS)	(687)	(402)	(285)	70.9%	41	(209)	250	(119.6%)	(646)	(611)	(35)	5.7%

OTHER INCOME (EXPENSE)	46	(61)	107	(175.4%)	15	(31)	46	(148.4%)	61	(92)	153	(166.3%)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(641)	(463)	(178)	38.4%	56	(240)	296	(123.3%)	(585)	(703)	118	(16.8%)

INCOME TAX PROVISION (BENEFIT)	58	18	40	222.2%	13	7	6	85.7%	71	25	46	184.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(699)	(481)	(218)	45.3%	43	(247)	290	(117.4%)	(656)	(728)	72	(9.9%)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF TAX)	(9)	(7)	(2)	28.6%	(3)	(4)	1	(25.0%)	(12)	(11)	(1)	9.1%

NET INCOME (LOSS)	$(708)	$(488)	$(220)	45.1%	$40	$(251)	$291	(115.9%)	$(668)	$(739)	$71	(9.6%)

YTB INTERNATIONAL, INC.

Net Revenue

Travel store monthly renewals.  Travel store renewals decreased $1.3 million from $4.9 million in the third quarter of 2010 to $3.6 million for the same period of 2011. The decline is largely due to the fact that the Company has decreased the amount of the initial sign up fee.  The decrease is in direct relation to the number of active paying Subscribers.  The weighted average of paying Subscribers per month decreased from 34,173 in the third quarter of 2010 to 23,376 in the same quarter of 2011.  The Company’s plan to address this trend is discussed under “Current State of the Company” above.

Travel commission revenue.  Travel commission revenue is generated through the Company’s travel provider relationships.  Travel revenue decreased $1.5 million from $3.2 million in the third quarter of 2010 to $1.7 million for the same period in 2011 partially due to the reduction of the number of active Subscribers and customers using us as their travel provider.

Travel store new sales.  Travel store new sales decreased $563,000 from $771,000 in the third quarter of 2010 to $208,000 for the same period of 2011.  The decline is largely due to the fact that the Company reduced the amount of the initial sign up fee. This is evidenced by the fact that the Company’s average amount of recognized revenue decreased from $264.00 in the third quarter of 2010 compared to $82.33 for the same period of 2011 per new sale.  The average number of sales for which we are able to recognize revenue increased to 1,957 in the third quarter of 2011 from 1,147 in the same period of 2010, which management believes is partially due to the reduction in the amount of the initial sign up fee.  The Company will continue to recognize revenues for the short-term due to the deferral of this revenue in the past.   All travel store sales revenue is attributable to the Company’s marketing segment.

Product sales.   Product sales are comprised of revenue from direct product sales sold to active Subscribers.  Product sales include coffee, salon and beauty products, mobile phone texting and messaging products, as well as sales aids. Product sales increased $550,000 from $333,000 in the third quarter of 2010 to $883,000 in the same period of 2011 due to the introduction of the new products.

E-commerce sales.   E-commerce sales are generated from products sold through the network of e-commerce sites, including 730 affiliates.   E-commerce sales decreased $154,000 from $237,000 in the third quarter of 2010 to $83,000 for the same period of 2011.  E-commerce sales can be accessed by Affiliates as well as active Subscribers.

Operating Expense

Travel store monthly renewal commission.  Commission expense for store renewals decreased $580,000 from $1.6 million in the third quarter of 2010 compared to $1.0 million for the same period in 2011.  This decrease is directly related to the decrease in renewal revenue.

Travel commissions. Travel commission expense decreased $895,000 from $2.0 million in the third quarter of 2010 to $1.1 million for the same period in 2011.  Travel commission expense decreased in direct relation to the reduction in travel revenue.

Travel store new sales commissions.   Commission expense related to new sales increased $120,000 to $257,000 in the third quarter of 2011, compared to $137,000 in the same period of 2010.  The primary reason for the increase in new sales commission expense is directly attributable to the change in price from the Broker fee of $50.00 at sign up to the $199.00 price which includes First Class Training, previously sold for $149.00.  Additionally, the average amount of recognized expense for each new Subscriber decreased to $62.37 in the third quarter of 2011, compared to $204.52 for the same period of 2010 directly related to the decline in the average amount of revenue that the Company recorded on each sale.

Rep bonuses.  Rep bonuses decreased overall $546,000 from $1.1 million in the third quarter of 2010 compared to $534,000 for the same period in 2011, due to the lowest sales price of the Broker fee of $50.00. As the average number of new sales within the Company declines, both marketing commissions and Rep bonuses decline as well. Additionally, the Company restructured its Rep bonus compensation model during the third quarter of 2011 with the business model changes announced at the 2011 Convention.

Product commissions.  Product commissions is comprised of commissions paid for products sold through the YTB network of online retail stores.  Product commissions increased $82,000 from $13,000 in the third quarter of 2010 to $95,000 for the same quarter of 2011 due to the introduction of new products.

Product cost of goods sold expense.  Product cost of goods sold expense increased $141,000 from $96,000 in the third quarter of 2010 to $237,000 in the same quarter for 2011.  Coffee cost of goods sold was responsible for $163,000.  All product commission expense and product cost of goods sold is attributable to the product segment.

Depreciation and amortization.  Depreciation and amortization expense decreased on a consolidated Company-wide basis $260,000 from $408,000 in the third quarter of 2010 to $148,000 for the same period in 2011.  The decrease is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s marketing segment is comprised mainly of computer hardware, software, and furniture.  It also consists of an allocable portion based on revenue of the Company’s headquarters building improvements.  The decrease of $197,000 from $319,000 in the third quarter of 2010 to $122,000 for the same quarter of 2011 is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s product segment is comprised mainly of software and an allocable portion, based on revenue, of the Company’s headquarters building improvements.  The decrease of $63,000 from $89,000 in the third quarter of 2010 to $26,000 for the same quarter of 2011 is attributable to assets being fully depreciated.

Write down of notes receivable.  The decrease of $300,000 in write down of notes receivable is due to the write off of the loan for Country Club View Drive #1 ("CCV1") in 2010, a former administrative office owned  by the Company.

YTB INTERNATIONAL, INC.

Write down of notes receivable for the marketing and product segments are allocated based on revenue.

General and administrative. General and administrative expenses decreased on a consolidated Company-wide basis $753,000 from $4.7 million in the third quarter of 2010 compared to $4.0 million for the same period in 2011. The Company has made strides in cost cutting initiatives to reduce overhead expenses. The decrease of $171,000 in salaries and related benefits is primarily the result of the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports. The decrease of website fees of $171,000 is due to the Company’s ability to secure a rate reduction in 2011 from re-negotiating terms of service. The decrease to travel and entertainment of $157,000 is due to cost cutting efforts by management.  Real estate taxes decreased by $85,000 due to the sale of CCV1. The decrease of $60,000 in insurance is mainly due to a decrease in liability limits associated with specific policies in addition to savings realized in relation to reduction of home office staff.  The decrease of $55,000 in contract labor is partially due to the elimination of contract services in Canada as well as the elimination of contract labor services no longer being utilized as part of the Company-wide cost cutting effort.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.

General and administrative expenses for the marketing segment decreased $251,000 from $3.1 million in the third quarter of 2010 to $2.8 million for the same period of 2011. Other meeting expense decreased by $128,000 due to the elimination and/or consolidation of offsite meetings.  The decrease of $83,000 in website fees is due to the Company’s ability to secure a rate reduction in 2011 from re-negotiating terms of service. Salaries and related benefits decreased $52,000 due to an allocation between the two segments along with the reductions that have been made to the home office. Merchant processing fees decreased $46,000 due to a decrease in the number of transactions processed by the Company that is related to the downturn in revenue.  The decrease is offset by an increase of $78,000 for the corporate allocation for the allocable expenses of legal fees, contract labor, accounting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.

General and administrative expenses for the product segment decreased $502,000 from $1.6 million in the third quarter of 2010 to $1.1 million in the same quarter of 2011.  The corporate allocation decreased $472,000 for the allocable expenses of legal fees, contract labor, accounting fees, consulting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.  An increase in salaries and related benefits of $75,000 resulted from a change in the allocation of total salaries and benefits.

Results of Operations

Nine months ended September 30, 2011 compared to September 30,  2010
	Nine months ended September 30,
In thousands	Marketing				Product				Total
	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)	2011	2010	Increase (Decrease)	% Increase (Decrease)
NET REVENUES
Travel site monthly renewals	$12,840	$15,912	$(3,072)	(19.3%)	-	-	-	n/m *	$12,840	$15,912	$(3,072)	(19.3%)
Travel store sales	892	2,638	(1,746)	(66.2%)	-	-	-	n/m *	892	2,638	(1,746)	(66.2%)
Travel commissions	-	-	-	n/m *	4,418	7,544	(3,126)	(41.4%)	4,418	7,544	(3,126)	(41.4%)
Product sales	-	-	-	n/m *	2,068	822	1,246	151.6%	2,068	822	1,246	151.6%
E-commerce sales	-	-	-	n/m *	482	622	(140)	(22.5%)	482	622	(140)	(22.5%)
Other	338	371	(33)	(8.9%)	43	55	(12)	(21.8%)	381	426	(45)	(10.6%)

Total net revenues	14,070	18,921	(4,851)	(25.6%)	7,011	9,043	(2,032)	(22.5%)	21,081	27,964	(6,883)	(24.6%)

OPERATING EXPENSES
Travel store monthly commissions	$3,833	$4,567	$(734)	(16.1%)	$-	$-	$-	n/m *	$3,833	$4,567	$(734)	(16.1%)
Travel store new sales commissions	918	1,077	(159)	(14.8%)	-	-	-	n/m *	918	1,077	(159)	(14.8%)
Rep bonuses	1,837	2,559	(722)	(28.2%)	-	-	-	n/m *	1,837	2,559	(722)	(28.2%)
Travel commissions	-	-	-	n/m *	2,866	4,877	(2,011)	(41.2%)	2,866	4,877	(2,011)	(41.2%)
Product commissions	-	-	-	n/m *	417	79	338	427.8%	417	79	338	427.8%
Product cost of goods sold	-	-	-	n/m *	633	271	362	133.6%	633	271	362	133.6%
E-commerce commissions & COGS	-	-	-	n/m *	299	414	(115)	(27.8%)	299	414	(115)	(27.8%)
Depreciation and amortization	516	1,065	(549)	(51.5%)	72	233	(161)	(69.1%)	588	1,298	(710)	(54.7%)
Asset Impairment	174	-	174	n/m *	42	-	42	n/m *	216	-	216	n/m *
Loss on sale	980	(2)	982	n/m *	238	-	238	n/m *	1,218	(2)	1,220	n/m *
Write- down of notes receivables	222	213	9	4.2%	53	87	(34)	(39.1%)	275	300	(25)	(8.3%)
General and administrative	8,083	9,206	(1,123)	(12.2%)	3,187	4,699	(1,512)	(32.2%)	11,270	13,905	(2,635)	(19.0%)

Total operating expenses	16,563	18,685	(2,122)	(11.4%)	7,807	10,660	(2,853)	(26.8%)	24,370	29,345	(4,975)	(17.0%)

OPERATING INCOME (LOSS)	(2,493)	236	(2,729)	n/m *	(796)	(1,617)	821	(50.8%)	(3,289)	(1,381)	(1,908)	138.2%

OTHER INCOME (EXPENSE)	48	(118)	166	(140.7%)	10	(48)	58	(120.8%)	58	(166)	224	(134.9%)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(2,445)	118	(2,563)	n/m *	(786)	(1,665)	879	(52.8%)	(3,231)	(1,547)	(1,684)	108.9%

INCOME TAX PROVISION (BENEFIT)	52	60	(8)	(13.3%)	20	18	2	11.1%	72	78	(6)	(7.7%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,497)	58	(2,555)	n/m *	(806)	(1,683)	877	(52.1%)	(3,303)	(1,625)	(1,678)	103.3%

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(24)	(12)	(12)	100.0%	(7)	(5)	(2)	40.0%	(31)	(17)	(14)	82.4%

NET INCOME (LOSS)	$(2,521)	$46	$(2,567)	n/m *	$(813)	$(1,688)	$875	(51.8%)	$(3,334)	$(1,642)	$(1,692)	103.0%

YTB INTERNATIONAL, INC.

Net Revenue

Travel store monthly renewals.  Travel store renewals decreased $3.1 million from $15.9 million in the first nine months of 2010 to $12.8 million for the same period of 2011.  The decrease is in direct relation to the number of active paying Subscribers.  The nine month weighted average of paying Subscribers decreased from 35,120 in 2010 to 27,544 in 2011.  The Company’s plan to address this trend is discussed under “Current State of the Company” above.

Travel commission revenue.  Travel commission revenue is generated through the Company’s travel provider relationships.  Travel revenue decreased $3.1 million from $7.5 million for the first nine months of 2010 to $4.4 million for the same period in 2011 partially due to the reduction of the number of active Subscribers and customers using us as their travel provider.

Travel store new sales.  Travel store sales decreased $1.7 million from $2.6 million for the first nine months of 2010 compared to $892,000 for the same period in 2011.    The decline is largely due to the fact that the Company reduced the amount of the initial sign up fee. This is evidenced by the fact that the Company’s average amount of recognized revenue decreased from $305.29 for the first nine months of 2010 compared to $110.15 for the same period of 2011 per new sale.   The average number of sales for which we are able to recognize revenue increased to 2,110 in the first nine months of 2011 from 1,052 in the same period of 2010, which management believes is partially due to the reduction in the amount of the initial sign up fee.   The Company will continue to recognize revenues for the short-term due to the deferral of this revenue in the past.    All travel store sales revenue is attributable to the Company’s marketing segment.

Product sales.   Product sales are comprised of revenue from direct product sales sold to active Subscribers.  Product sales include coffee, salon and beauty products, mobile phone texting and messaging products, as well as sales aids.   Product sales increased $1.2 million from $822,000 in the first nine months of 2010 to $2.1 million for the same period of 2011 due to the introduction of the new products.  Revenue from coffee sales and the Business Builder Kit (Z kit) for the first nine months of 2011 was $801,000 and $698,000, respectively.  Both the coffee revenue and the Z kit revenue were exclusive to 2011.  We believe the increase in our featured stores and the continued introduction of new direct sale products will result in increased revenue in product sales and commissions.

E-commerce sales.   E-commerce sales are generated from products sold through the network of e-commerce sites, including 730 affiliates. E-commerce sales decreased $140,000 from $622,000 in the first nine months of 2010 to $482,000 for the same period of 2011.  E-commerce sales can be accessed by Affiliates as well as active Subscribers.

Operating Expense

Travel store monthly renewals monthly commission.  Commission expense for store renewals decreased $734,000 from $4.6 million in the first nine months of 2010 compared to $3.8 million for the same period in 2011.  This decrease is directly related to the decrease in renewal revenue.

Travel commissions. Travel commission expense decreased $2.0 million from $4.9 million for the first nine months of 2010 to $2.9 million for the same period in 2011.  Travel commission expense decreased in direct relation to the reduction in travel revenue.

Travel store new sales commissions.  Commission expense related to new sales decreased $159,000 from $1.1 million in the first nine months of 2010 compared to $918,000 for the same period of 2011.  The primary reason for the drop in marketing commission expense is directly attributable to the decline in new sale revenue.  Additionally, the average amount of recognized expense for each new Subscriber decreased from $233.28 for the first nine months of 2010 to $86.92 for the same period of 2011 directly related to the decline in the average amount of revenue that the Company recorded on each sale.  The Company will continue to recognize expense on past new sales, due to the deferral of commission expense related to those sales where the revenue was also deferred.

Rep bonuses.  Rep bonuses decreased $722,000 from $2.6 million in the first nine months of 2010 compared to $1.8 million for the same period in 2011, due to the lowest sales price of the Broker fee of $50.00. As the average number of new sales within the Company declines, both marketing commissions and Rep bonuses decline as well. Additionally, the Company restructured its Rep bonus compensation model during the third quarter of 2011with the business model changes announced at the 2011 Convention.

Product commissions.  Product sales and commission expense is comprised of commissions paid for product sales sold through the YTB Network of online retail stores.  Product commissions increased $338,000 from $79,000 in the first nine months of 2010 to $417,000 in the same period for 2011.  Coffee commissions were responsible for $92,000 of the increase and Z Kit Business Builder commissions were responsible for $208,000 of the increase.  All product sales and commissions expense is attributable to the product segment.

Product cost of goods sold.  Product cost of goods sold increased $362,000 from $271,000 in the first nine months of 2010 to $633,000 in the same period for 2011.  Coffee product costs $275,000 of the increase. Freight associated with coffee and shipment of various other products accounts for $129,000 of the increase.  A decrease of $32,000 in inventory impairment offset some of the increase. All product sales and cost of goods sold expense is attributable to the product segment.

E-commerce commissions.   E-commerce sales are generated from products sold through the network of e-commerce sites, including 730 affiliates.   E-commerce sales commission expense decreased $115,000 from $414,000 in the first nine months of 2010 to $299,000 for the same period o f 2011.  E-commerce expense decreased due to the decrease in revenue.

YTB INTERNATIONAL, INC.

Depreciation and amortization.  Depreciation and amortization expense decreased on a consolidated Company-wide basis $710,000 from $1.3 million in the first nine months of 2010 to $588,000 for the same period in 2011.  The decrease is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s marketing segment is comprised mainly of computer hardware, software, and furniture.  It also consists of an allocable portion based on revenue of the Company’s headquarters building improvements.  The decrease of $549,000 from $1.1 million in the first nine months of 2010 to $516,000 for the same period of 2011 is attributable to numerous assets being fully depreciated and the sale of obsolete and excess computers.

Depreciation and amortization expense for the Company’s product segment is comprised mainly of software and an allocable portion, based on revenue, of the Company’s headquarters building improvements.  The decrease of $161,000 from $233,000 in the first nine months of 2010 to $72,000 for the same period of 2011 is attributable to assets being fully depreciated.

Asset Impairment.  The increase of $216,000 is related to writing down a parcel of land to its appraised value.

Asset impairment for the marketing and product segments are allocated based on revenue.

Loss on sale.  The increase on a consolidated Company-wide basis of $1.2 million is the result of the loss on the sale of the building of $758,000 and $203,000 in debt costs associated with the sale.  Also included in the loss is $359,000 in stock warrants issued to the investing company that purchased the building and a decrease of $97,000 to reverse a deferred gain on the WR Landing note.

Loss on the sale for the marketing and product segments are allocated based on revenue.

General and administrative. General and administrative expenses decreased on a consolidated Company-wide basis $2.6 million from $13.9 million in the first nine months of 2010, compared to $11.3 million for the same period in 2011.  The Company has made strides in cost cutting initiatives to reduce overhead expenses.  The decrease is primarily the result of reductions in salaries and related benefits of $1.3 million related to the home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports. The decrease of $322,000 in website fees is due to the Company’s ability to secure a rate reduction for one vendor in 2011 and a one-time settlement expense in the first quarter of 2010 that was not repeated in 2011. The decrease of $203,000 in contract labor is partially due to the elimination of contract services in Canada as well as the elimination of contract labor services no longer being utilized as part of a Company-wide cost cutting effort.  The decrease of $180,000 in insurance is mainly due to the Company re-assessing its liability limits associated with specific policies in addition to savings realized related to reductions in the home office staff.  The decrease in legal fees of $132,000 is primarily due to the consolidation of corporate legal advice in addition to a decline in legal expense related to ongoing litigation matters.  Rent expense decreased $119,000 due to the elimination of leased property both in Canada and the United States.  Travel expenses decreased $118,000 due to cost cutting efforts by management to minimize travel expenses.  Accounting and audit fees decreased $116,000 as a result of switching to a different firm for auditing services. The decrease of merchant processing fees of $113,000 is due to a reduction in the number of transactions processed by the Company directly related to gross sales.   Restricted stock amortization and stock option expense decreased $87,000 due to forfeitures associated with restricted stock awards; $18,000 for awards granted during the first quarter of 2010 and $69,000 for options granted during the second quarter of 2008 and the first quarter of 2010.  Bad debt increased $96,000 due to a reversal of a bad debt expense in 2010.  Consulting fees increased $95,000 as a result of the contracts of two consultants; these consultants were hired as part of the new product lines and marketing opportunities.  Occupancy and employee training costs are allocated between the two operating segments pro rata, based upon headcount.  All other costs are allocated between the two operating segments pro rata based upon revenue.

General and administrative expenses for the marketing segment decreased $1.1 million from $9.2 million for the first nine months of 2010 to $8.1 million for the same period in 2011. The decrease is mainly the result of the decrease of $737,000 for the corporate allocation for the allocable expenses of legal fees, contract labor, accounting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.  A decrease of $155,000 in website fees is due to the Company’s ability to secure a rate reduction for one vendor in 2011. Merchant processing fees decreased $114,000 due to a decrease in the number of transactions processed by the Company that is related to the downturn in revenue. The increase in salaries of $102,000 is the result of the allocation of total salary expense.

General and administrative expenses for the product segment decreased $1.5 million from $4.7 million in the first nine months 2010 compared to $3.2 million for the same period of 2011.  The corporate allocation decreased $963,000 for the allocable expenses of legal fees, contract labor, accounting fees, consulting fees, restricted stock, and bad debt referenced above in the consolidated general and administrative results.   A decrease in salaries and related benefits of $343,000 resulting from the reduction of home office staff as the Company continues to adjust staffing levels to match its needs based on the number of Subscribers it supports and the allocation of salary expense.  The decrease of $167,000 in website fees is due to a one-time settlement expense in the first quarter of 2010 that was not repeated in 2011.

Discontinued Operations

The results of the REZconnect subsidiary, formerly included in our Product segment, are classified as discontinued operations.

The Company recorded a net loss from discontinued operations in the first nine months of 2011 of $31,000, an increase of $14,000 from the net loss recorded in the first nine months of 2010 of $17,000.  This increase in net loss is due to the disposal of the REZconnect subsidiary at the end of the second quarter of 2009.  See Note 11 – “Discontinued Operations” to the condensed consolidated financial statements for further discussion.

YTB INTERNATIONAL, INC.

Liquidity and Capital Resources

Liquidity

As of September 30, 2011, the Company had $189,000 in cash.  Based on our current cash flow forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months.  However, we cannot predict what the effect might be on our business from events that are beyond our control, such as the recent global credit and liquidity crisis.  Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.  We do not have, but are pursuing the establishment of a credit facility from which we may draw for our liquidity needs.  However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and further reduce overhead until sufficient additional capital is raised. There can be no assurance that such a plan will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the third quarter of 2011 and 2010 of $656,000 and $728,000, respectively.  As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from continuing operations for the first nine months of 2011 and 2010 of $3.3 million and $1.6 million, respectively.  In addition, negative current economic conditions and other factors have led to a decrease in the number of active Subscribers in the Company.  The number of active Subscribers has declined during the first nine months of 2011 by a net of 11,548 to 22,159 as of September 30, 2011 from the 33,707 reported as of December 31, 2010.

In addition, the Company expended approximately $128,000 in legal costs during the first nine months of 2011, compared to $265,000 during the same period of 2010.  Additional legal expenses will be incurred related to the class action suit filed in Madison County, Illinois, which the Company anticipates will be significantly lower than those in conjunction with the California and Illinois Attorney General suits.

On March 18, 2011, the Company entered into the Corporate Office Sales Contract with WRC, related to the Property. Pursuant to the Corporate Office Sales Contract, the Company agreed to sell to WRC the Property and all other tangible, intangible and mixed assets owned and used in the operation and maintenance of the Property, including the lease agreement (the “Zeiser Lease”) between the Company and Zeiser Motors, Inc. (“Zeiser”) dated September 29, 2010, and the promissory note (the “Zeiser Note”) executed by Zeiser Automotive in favor of the Company in the principal amount of $550,000 (the “Purchased Assets”). The Company agreed to assign all its right, title and interest to the Zeiser Lease and the Zeiser Note, and guaranty Zeiser’s performance there under at the closing of the sale (the “Closing”). The Closing took place on March 25, 2011. The purchase price for the Purchased Assets was $7,100,000. In exchange for the transfer to WRC of the Purchased Assets, WRC (i) paid the Company $2,790,000 in cash, and (ii) delivered to the Company a non-recourse, interest-free, unsecured promissory note (the “Wood River Note”) in favor of the Company, with a term of three years from the date of Closing, in the principal amount of $4,300,000. Such note has been recorded at its present value of approximately $3,700,000 as of September 30, 2011. In connection with the transaction, the Company also incurred costs relating to the sale of $203,000, which were paid in cash at the date of the closing. Since the Company is retaining a continuing interest in the Property, the sale/leaseback is accounted for under the financing method in which the Company will continue to record and depreciate the related assets. In accordance with certain requirements of the financing method, lease payments for the assets are recorded as a reduction in the finance obligation regarding to the transaction. The accounting of the sale/leaseback transaction under the financing method will continue until the Company’s continuing interest in the related assets ceases. In connection with the transaction, the Company and WRC also entered into certain documents and consummated certain transactions, as discussed below.

Wood River Lease

On March 28, 2011, the Company entered into a commercial lease (the “Company Lease”) with WRC. The initial term of the Company Lease commences on March 25, 2011 and terminates March 31, 2021. Under the Company Lease, the Company agrees to lease 40,000 square feet (the “Leased Premises”) on a triple net basis for equal monthly installments of $1,385 per month for the first three years. In the event the Company and/or Zeiser violate their lease (and/or the Zeiser Note) obligations, then effective immediately, the Company’s annual rent paid in monthly installments shall be at the rate of $20,000 per month or $240,000 annually, for the remaining period of the initial three-year term of the Company Lease.  At the commencement of years four through ten of the Company Lease, WRC may elect to increase the annual rent by a percentage not to exceed the percentage increase, if any, in the national Cost of Living Index.

The Company’s aggregate lease payments for the initial three years of approximately $50,000 are due to the difference in the Company assigning both the Zeiser Note and Zeiser Lease in conjunction with the Company Lease agreement.

If the Company and/or Zeiser violate the payment obligations set forth in the Company Lease, the Company shall be deemed to be in default.  If default is not cured within 5 days, WRC’s obligation to pay the Company $4,300,000 as evidenced by the Wood River Note also signed on March 28, 2011 in conjunction with the Company Lease; the Wood River Note shall be deemed paid in full.

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

Assignment of Zeiser Lease and Zeiser Note

On March 28, 2011, the Company entered into an assignment and assumption of lease with WRC pursuant to which the Company assigned all of its interest in and to the Zeiser Lease to WRC. Also on March 28, 2011, in connection with the execution of the corporate headquarters sale to WRC, the Company assigned the Zeiser note to WRC, receiving a discount on the lease rate equal to the amount that would have been received by the Company from Zeiser under the original terms of the agreement. As a result, the Company reclassified the Zeiser note as a deferred charge of $550,000 as of the date of the transaction. Such amount is being charged to expense over the initial term of the lease. As of September 30, 2011, the Company has recorded $437,000 as deferred charges, which are included as part of other prepaid expenses and current assets.

Termination of FH Partners Mortgage and Note

Also on March 28, 2011, the Company paid to FH Partners LLC, the unrelated third party that held the mortgage relating to the Property (the “FH Partners Mortgage”) prior to the Closing, $1.5 million in full satisfaction of the Company’s obligations pursuant to the FH Partners Mortgage and the related promissory note.

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

Cash Flow Data

The following presents a summary of our cash flows for each of the three activities:

YTB INTERNATIONAL, INC.

Cash Flows from Operating Activities

Net cash used in operating activities  in the first nine months of 2011 was $1.4 million compared to net cash used of $454,000 in the first nine months of 2010. The increase in net cash used in operating activities is primarily due to the increase in the Company's net loss.

Cash Flows from Investing Activities

Net cash provided in investing activities  was $2.3 million during the first nine months of 2011 compared to $65,000 used in investing activities of our continuing operations in the first nine months of 2010.  This $2.3 million increase in cash provided was primarily related to the sale of the Company’s headquarters building along with the collection of notes receivable during the first nine months of 2011.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.5 million for the first nine months of 2011 compared to $523,000 in cash provided by financing activities for the prior year period.  Net cash used in the first nine months of 2011 of $1.3 million was the result of proceeds from the sale of the headquarters building to the Company used to repay of short-term debt of $1.5 million.  Net cash provided by financing activities during the first nine months of 2010 related to the issuance of short-term debt offset by the repayment of the short-term debt on the Company’s current headquarters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the period covered by this report.

Item 6.  Exhibits

10.1	Asset Purchase Agreement between the Company and Sixth Scott, LLC executed October 25, 2011.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

YTB International, Inc.

By:	/s/ Robert M. Van Patten
Robert M. Van Patten
President and Chief Executive Officer
Dated: November 14, 2011

/s/ Jeremy Hemann
Jeremy Hemann
Chief Financial Officer
Dated: November 14, 2011